Form 10-Q
period 2012-06-30
COHERENT INC
filed 2012-08-08
CIK 21510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ___________________________________________________
FORM 10-Q
 ___________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2012
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

The number of shares outstanding of registrant’s common stock, par value $.01 per share, on July 27, 2012 was 23,683,223.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net sales	$196,383	$210,882	$580,434	$594,873
Cost of sales	116,138	120,720	342,182	333,548
Gross profit	80,245	90,162	238,252	261,325
Operating expenses:
Research and development	19,306	21,738	58,408	61,514
Selling, general and administrative	32,894	37,983	102,902	113,040
Amortization of intangible assets	1,723	1,851	4,970	6,203
Total operating expenses	53,923	61,572	166,280	180,757
Income from operations	26,322	28,590	71,972	80,568
Other income (expense):
Interest and dividend income	52	258	283	602
Interest expense	(71)	(54)	(78)	(86)
Other—net	(1,918)	562	288	11,329
Total other income (expense), net	(1,937)	766	493	11,845
Income before income taxes	24,385	29,356	72,465	92,413
Provision for income taxes	7,177	10,334	22,051	30,555
Net income	$17,208	$19,022	$50,414	$61,858

Net income per share:
Basic	$0.73	$0.76	$2.14	$2.47
Diluted	$0.72	$0.74	$2.10	$2.42

Shares used in computation:
Basic	23,633	25,066	23,538	25,000
Diluted	24,054	25,587	24,004	25,562

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended		Nine Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Net income	$17,208	$19,022	$50,414	$61,858
Other comprehensive income (loss):
Translation adjustment	(11,796)	11,390	(18,587)	11,950
Changes in unrealized gains (losses) on available-for-sale securities, net of taxes	12	(18)	(2)	(2)
Other comprehensive income (loss), net of tax	(11,784)	11,372	(18,589)	11,948
Comprehensive income	$5,424	$30,394	$31,825	$73,806

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except par data)

	June 30, 2012	October 1, 2011
ASSETS
Current assets:
Cash and cash equivalents	$82,580	$167,061
Short-term investments	127,024	53,142
Accounts receivable—net of allowances of $1,190 and $1,439, respectively	141,332	141,037
Inventories	160,095	152,385
Prepaid expenses and other assets	71,873	44,964
Deferred tax assets	19,887	22,057
Total current assets	602,791	580,646
Property and equipment, net	114,898	104,504
Goodwill	73,751	75,954
Intangible assets, net	13,076	17,980
Other assets	65,846	64,182
Total assets	$870,362	$843,266

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$17	$15
Accounts payable	38,287	39,841
Income taxes payable	21,283	23,929
Other current liabilities	108,481	98,620
Total current liabilities	168,068	162,405
Long-term obligations	6	19
Other long-term liabilities	53,936	62,841
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, par value $.01 per share:
Authorized—500,000 shares
Outstanding—23,683 shares and 23,722 shares, respectively	236	236
Additional paid-in capital	128,776	130,250
Accumulated other comprehensive income	32,632	51,221
Retained earnings	486,708	436,294
Total stockholders’ equity	648,352	618,001
Total liabilities and stockholders’ equity	$870,362	$843,266

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended
	June 30, 2012	July 2, 2011
Cash flows from operating activities:
Net income	$50,414	$61,858
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,179	14,853
Amortization of intangible assets	4,970	6,203
Deferred income taxes	(2,095)	17,249
Tax benefit from employee stock options	4,091	296
Loss on disposal of property and equipment	572	239
Stock-based compensation	12,310	9,521
Excess tax benefit from stock-based compensation arrangements	(2,715)	(4,368)
Non-cash translation adjustment related to Finland dissolution	—	(6,511)
Other non-cash (income) expense	140	(120)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(3,810)	(27,572)
Inventories	(11,721)	(30,760)
Prepaid expenses and other assets	(21,181)	(23,376)
Other assets	1,510	(4,105)
Accounts payable	(1,100)	4,830
Income taxes payable/receivable	(16,271)	10,730
Other current liabilities	12,237	21,106
Other long-term liabilities	(819)	4,161
Net cash provided by operating activities	43,711	54,234

Cash flows from investing activities:
Purchases of property and equipment	(30,613)	(27,448)
Proceeds from dispositions of property and equipment	—	338
Purchases of available-for-sale securities	(188,542)	(172,719)
Proceeds from sales and maturities of available-for-sale securities	114,776	122,542
Acquisition of businesses, net of cash acquired	—	(14,589)
Other	—	20
Changes in restricted cash	—	625
Net cash used in investing activities	(104,379)	(91,231)

Cash flows from financing activities:
Short-term borrowings	9,262	1,551
Repayments of short-term borrowings	(9,262)	(1,551)
Net change in capital lease obligations	(11)	(15)
Issuance of common stock under employee stock option and purchase plans	11,537	32,432
Repurchase of common stock	(24,999)	(41,938)
Net settlement of restricted common stock	(4,514)	(3,279)
Excess tax benefits from stock-based compensation arrangements	2,715	4,368
Net cash used in financing activities	(15,272)	(8,432)
Effect of exchange rate changes on cash and cash equivalents	(8,541)	(270)
Net decrease in cash and cash equivalents	(84,481)	(45,699)
Cash and cash equivalents, beginning of period	167,061	245,380
Cash and cash equivalents, end of period	$82,580	$199,681
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$71	$57
Income taxes	$45,422	$16,206
Cash received during the period for:
Income taxes	$11,055	$5,585

Non-cash investing and financing activities:
Unpaid property and equipment	$1,611	$982

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
In September 2011, the FASB amended existing guidance related to goodwill and other intangible assets by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. The qualitative factors are consistent with the existing guidance which requires goodwill of a reporting unit to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. If this is the case, companies will need to perform a more detailed two-step goodwill impairment test which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. We adopted this authoritative guidance in the first quarter of fiscal 2012. We do not expect the implementation of this authoritative guidance to have a material impact on our consolidated financial position, results of operations and cash flows in connection with our impairment test, which we perform annually as of the the first day of the fourth quarter.
Recently Issued Accounting Pronouncement

In July 2012, the FASB amended existing guidance related to goodwill and other intangible assets by giving an entity testing an indefinite-lived intangible asset for impairment the option to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of an intangible asset is less than its carrying amount. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not impaired, the entity would not need to calculate the fair value of the asset. The guidance does not revise the requirement to test indefinite-lived intangible assets annually for impairment or to test these assets for impairment between annual tests if there is a change in events or circumstances. This amended guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. We are currently evaluating the potential impact, if any, of the adoption of this guidance on our consolidated financial position, results of operations and cash flows.

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
3.     BUSINESS COMBINATIONS

On January 5, 2011, we acquired all of the assets and certain liabilities of Hypertronics Pte Ltd for approximately $14.5 million in cash. Hypertronics designs and manufactures laser-and vision-based tools for flat panel display, storage, semiconductor and solar applications at facilities in Singapore and Malaysia. Hypertronics was included in our Specialty Lasers and Systems segment.

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

In-process research and development (“IPR&D”) originally consisted of seven interrelated projects that will be incorporated into one product and had not yet reached technological feasibility. Acquired IPR&D assets are initially recognized at fair value and are classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. The value assigned to IPR&D was determined by considering the value of the products under development to the overall development plan, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. During the development period, these assets are not amortized as charges to earnings; instead these assets are subject to periodic impairment testing. Upon successful completion of the development process for the acquired IPR&D projects, the assets would then be considered finite-lived intangible assets and amortization of the assets will commence. During the fiscal quarter ended March 31, 2012, we determined that one of the hardware projects would not be completed. We reviewed the original IPR&D valuation and determined an appropriate value for the project to be discontinued. As a result, $0.2 million was included in research and development expense in the second fiscal quarter for that project. None of the remaining projects had been completed as of June 30, 2012.

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

4.     FAIR VALUES

We measure our cash equivalents and marketable securities at fair value. The fair values of our financial assets and liabilities are determined using quoted market prices of identical assets or quoted market prices of similar assets from active markets. Level 1 valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 valuations are obtained from quoted market prices in active markets involving similar assets. Level 3 valuations would be based on unobservable inputs to a valuation model and include our own data about assumptions market participants would use in pricing the asset or liability based on the best information available under the circumstances. As of June 30, 2012 and October 1, 2011, we did not have any assets or liabilities valued based on Level 3 valuations.

Financial assets and liabilities measured at fair value as of June 30, 2012 are summarized below (in thousands):

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Total Fair Value
	(Level 1)	(Level 2)
Money market fund deposits (1)	$16,407	$—	$16,407
Certificates of deposit (1)	—	14,947	14,947
U.S. and international government obligations (2)	—	90,419	90,419
Corporate notes and obligations (2)	—	36,605	36,605
Foreign currency contracts (3)	—	(132)	(132)
Mutual funds — Deferred comp and supplemental plan (4)	6,072	—	6,072
 ___________________________________________________
(1)          Included in cash and cash equivalents on the Condensed Consolidated Balance Sheet.
(2)          Included in short-term investments on the Condensed Consolidated Balance Sheet.
(3)          Includes $649 recorded in prepaid expenses and other assets and $781 recorded in other current liabilities on the Condensed Consolidated Balance Sheet (see Note 5).
(4)          Includes $2,780 recorded in prepaid expenses and other assets and $3,292 recorded in other assets on the Condensed Consolidated Balance Sheet.

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

For derivative instruments that are not designated as hedging instruments, gains and losses are recognized in other income (expense).

The outstanding notional contract and fair value amounts of hedge contracts, with maximum maturity of two months, are as follows (in thousands):

	U.S. Notional Contract Value		U.S. Notional Fair Value
	June 30, 2012	October 1, 2011	June 30, 2012	October 1, 2011
Euro currency hedge contracts
Purchase	$45,184	$42,488	$45,819	$42,103
Sell	—	—	—	—
Net	$45,184	$42,488	$45,819	$42,103
Other foreign currency hedge contracts
Purchase	$2,677	$2,351	$2,689	$2,355
Sell	(37,834)	(16,783)	(38,613)	(16,221)
Net	$(35,157)	$(14,432)	$(35,924)	$(13,866)

The fair value of our derivative instruments are included in prepaid expenses and other assets and in other current liabilities in our Condensed Consolidated Balance Sheets; such amounts were not material as of June 30, 2012 and October 1, 2011.

The amount of non-designated derivative instruments’ gain (loss) in the Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2012 and July 2, 2011 is as follows (in thousands):

	Amount of Gain or (Loss) Recognized in
	Income on Derivatives
	Three Months Ended	Nine Months Ended
	June 30, 2012	June 30, 2012
Derivatives not designated as hedging instruments
Foreign exchange contracts	$(3,246)	$(3,657)

	Amount of Gain or (Loss) Recognized in
	Income on Derivatives
	Three Months Ended	Nine Months Ended
	July 2, 2011	July 2, 2011
Derivatives not designated as hedging instruments
Foreign exchange contracts	$751	$1,835

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

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	June 30, 2012
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$82,580	$—	$—	$82,580

Short-term investments:
Available-for-sale securities:
U.S. Treasury and agency obligations	$87,999	$414	$(9)	$88,404
International government obligations	2,012	4	(1)	2,015
Corporate notes and obligations	36,510	110	(15)	36,605
Total short-term investments	$126,521	$528	$(25)	$127,024

	October 1, 2011
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$166,931	$131	$(1)	$167,061

Short-term investments:
Available-for-sale securities:
Certificates of deposit	$6,500	$10	$—	$6,510
International government obligations	1,101	1	(1)	1,101
Corporate notes and obligations	45,282	275	(26)	45,531
Total short-term investments	$52,883	$286	$(27)	$53,142

The amortized cost and estimated fair value of available-for-sale investments in debt securities as of June 30, 2012 and

October 1, 2011 classified as short-term investments on our condensed consolidated balance sheet were as follows (in thousands):

	June 30, 2012		October 1, 2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in less than 1 year	$126,521	$127,024	$46,383	$46,632
Total investments in available-for-sale debt securities	$126,521	$127,024	$46,383	$46,632

During the three and nine months ended June 30, 2012, we received proceeds totaling $16.8 million and $76.9 million, respectively, from the sale of available-for-sale securities and realized gross gains of less than $0.1 million and $0.1 million, respectively. During the three and nine months ended July 2, 2011, we received proceeds totaling $65.7 million and $103.3 million, respectively, from the sale of available-for-sale securities and realized gross gains of less than $0.1 million and $0.1 million, respectively.

At June 30, 2012, gross unrealized losses on our investments with unrealized losses that are not deemed to be other-than-temporarily impaired were $25,000 on corporate notes and obligations of $35.7 million and U.S. treasury and agency obligations of $75.3 million.

At June 30, 2012, approximately $144.2 million of our cash, cash equivalents and short-term investments were held outside the U.S. in certain of our foreign operations, $50.3 million of which was denominated in currencies other than the U.S. dollar. In January 2012 we converted $89.8 million of assets formerly denominated in Euro to U.S. dollars and invested those funds in U.S. Treasury securities within a European subsidiary whose functional currency is the U.S. dollar. Accordingly, there is no translation adjustment arising from these U.S. dollar denominated investments.

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

During the nine months ended June 30, 2012, we noted no indications of impairment or triggering events to cause us to review goodwill for potential impairment. We will conduct our annual goodwill testing during the fourth fiscal quarter.

The changes in the carrying amount of goodwill by segment for the period from October 1, 2011 to June 30, 2012 are as follows (in thousands):

	Commercial Lasers and Components	Specialty Lasers and Systems	Total
Balance as of October 1, 2011	$6,365	$69,589	$75,954
Translation adjustments and other	(2)	(2,201)	(2,203)
Balance as of June 30, 2012	$6,363	$67,388	$73,751

Components of our amortizable intangible assets are as follows (in thousands):

	June 30, 2012			October 1, 2011
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Existing technology	$51,817	$(44,729)	$7,088	$52,283	$(41,615)	$10,668
Patents	6,728	(6,703)	25	7,246	(7,220)	26
Customer lists	9,728	(5,771)	3,957	9,807	(5,142)	4,665
Trade name	3,413	(2,674)	739	3,566	(2,504)	1,062
Non-compete agreement	827	(787)	40	837	(784)	53
Production know-how	910	(745)	165	910	(621)	289
In-process research & development	1,062	—	1,062	1,217	—	1,217
Total	$74,485	$(61,409)	$13,076	$75,866	$(57,886)	$17,980

Amortization expense for intangible assets for the nine months ended June 30, 2012 and July 2, 2011 was $5.0 million and $6.2 million, respectively, which includes $3.7 million and $4.2 million, respectively, for amortization of existing technology and production know-how.

At June 30, 2012, estimated amortization expense for the remainder of fiscal 2012, the next five succeeding fiscal years and all fiscal years thereafter are as follows (in thousands):

Estimated Amortization Expense
2012 (remainder)	$1,373
2013	4,899
2014	3,242
2015	1,989
2016	1,368
2017	194
Thereafter	11
Total	$13,076

8.     BALANCE SHEET DETAILS

Inventories consist of the following (in thousands):

	June 30, 2012	October 1, 2011
Purchased parts and assemblies	$48,009	$44,824
Work-in-process	61,030	52,457
Finished goods	51,056	55,104
Total inventories	$160,095	$152,385

Prepaid expenses and other assets consist of the following (in thousands):

	June 30, 2012	October 1, 2011
Prepaid and refundable income taxes	$15,971	$9,193
Other taxes receivable	40,527	19,883
Prepaid expenses and other	15,375	15,888
Total prepaid expenses and other assets	$71,873	$44,964

Other assets consist of the following (in thousands):

	June 30, 2012	October 1, 2011
Assets related to deferred compensation arrangements	$21,070	$22,737
Deferred tax assets	40,292	37,156
Other assets	4,484	4,289
Total other assets	$65,846	$64,182

Other current liabilities consist of the following (in thousands):

	June 30, 2012	October 1, 2011
Accrued payroll and benefits	$27,382	$39,639
Deferred income	16,876	14,893
Reserve for warranty	17,364	16,704
Accrued expenses and other	12,381	12,473
Other taxes payable	32,856	11,067
Accrued restructuring charges	—	634
Customer deposits	1,622	3,210
Total other current liabilities	$108,481	$98,620

The closure of our St. Louis site was completed in the fourth quarter of fiscal 2009.  The closure of our Finland site was completed in the third quarter of fiscal 2011. These closures resulted in charges primarily for employee termination and other exit related costs associated with a plan approved by management.

Restructuring charges for the first nine months of fiscal 2011 were recorded in cost of sales, research and development and selling, general and administrative expenses in our condensed consolidated statements of operations.

The following table presents our current liability as accrued on our balance sheet for restructuring charges.  The table sets forth an analysis of the components of the restructuring charges and payments and other deductions made against the accrual for the first nine months of fiscal 2012 and 2011 (in thousands):

	Severance Related	Facilities- related Charges	Other Restructuring Costs	Total
Balance at October 2, 2010	$912	$17	$1,303	$2,232
Provisions	218	—	680	898
Payments and other	(808)	(17)	(1,255)	(2,080)
Balance at July 2, 2011	$322	$—	$728	$1,050

Balance at October 1, 2011	$—	$—	$634	$634
Payments and other	—	—	(634)	(634)
Balance at June 30, 2012	$—	$—	$—	$—

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

Components of the reserve for warranty costs during the first nine months of fiscal 2012 and 2011 were as follows (in thousands):

	Nine Months Ended
	June 30, 2012	July 2, 2011
Beginning balance	$16,704	$13,499
Additions related to current period sales	22,291	20,038
Warranty costs incurred in the current period	(21,454)	(18,425)
Accruals resulting from acquisitions	—	178
Adjustments to accruals, including foreign exchange	(177)	542
Ending balance	$17,364	$15,832

Other long-term liabilities consist of the following (in thousands):

	June 30, 2012	October 1, 2011
Long-term taxes payable	$21,430	$27,775
Deferred compensation	21,690	22,685
Deferred tax liabilities	633	2,194
Deferred income	2,240	2,636
Asset retirement obligations	1,969	1,878
Other long-term liabilities	5,974	5,673
Total other long-term liabilities	$53,936	$62,841

9.     SHORT-TERM BORROWINGS

We have several lines of credit which allow us to borrow in the applicable local currency. We have a total of $19.7 million of foreign lines of credit as of June 30, 2012.  At June 30, 2012, we had used $2.1 million of these available foreign lines of credit. These credit facilities were used in Europe and Japan during the third fiscal quarter of 2012.  In addition, our domestic line of credit consists of a $50.0 million unsecured revolving credit account with Union Bank of California. The agreement was finalized on May 30, 2012 and expires on May 31, 2014. The line of credit is subject to covenants related to financial ratios and tangible net worth with which we are currently in compliance.  No amounts have been drawn upon our domestic line of credit as of June 30, 2012.

10.  STOCK-BASED COMPENSATION

Fair Value of Stock Compensation

We recognize compensation expense for all share based payment awards based on the fair value of such awards. The expense is recognized on a straight-line basis over the respective requisite service period of the awards.

Determining Fair Value

The fair values of shares purchased under the Employee Stock Purchase Plan (“ESPP”) for the three and nine months ended June 30, 2012 and July 2, 2011, respectively, were estimated using the following weighted-average assumptions:

	Employee Stock Purchase Plan
	Three Months Ended		Nine Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Expected life in years	0.5	0.5	0.5	0.5
Expected volatility	43.9%	34.1%	49.7%	31.7%
Risk-free interest rate	0.1%	0.1%	0.1%	0.2%
Expected dividends	—	—	—	—
Weighted average fair value per share	$12.74	$13.88	$14.20	$11.35

There were no stock options granted during the three and nine months ended June 30, 2012 and July 2, 2011.

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

Stock-Based Compensation Expense

The following table shows total stock-based compensation expense and related tax benefits included in the condensed consolidated statements of operations for the three and nine months ended June 30, 2012 and July 2, 2011 (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Cost of sales	$453	$369	$1,263	$957
Research and development	407	384	1,231	1,084
Selling, general and administrative	3,266	2,686	9,814	7,482
Income tax benefit	(1,274)	(1,327)	(3,867)	(2,851)
	$2,852	$2,112	$8,441	$6,672

During the three and nine months ended June 30, 2012, $0.4 million and $1.4 million was capitalized into inventory for all stock plans, $0.5 million and $1.3 million was amortized to cost of sales and $0.5 million remained in inventory at June 30, 2012. During the three and nine months ended July 2, 2011, $0.4 million and $1.1 million was capitalized into inventory for all stock plans, $0.4 million and $1.0 million was amortized to cost of sales and $0.4 million remained in inventory at July 2, 2011.  Management has made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

At June 30, 2012, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock plans but not yet recognized was approximately $18.6 million, net of estimated forfeitures of $2.2 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 1.3 years and will be adjusted for subsequent changes in estimated forfeitures.

At June 30, 2012, total compensation cost related to options to purchase common shares under the ESPP but not yet vested was approximately $0.5 million, which will be recognized over the six month offering period.

The cash flows resulting from excess tax benefits (tax benefits related to the excess of tax deduction resulting from an employee’s exercises of stock options over the stock-based compensation cost recognized for those options) are classified as financing cash flows. During the first nine months of fiscal 2012 and fiscal 2011, we recorded $2.7 million and $4.4 million, respectively, of excess tax benefits as cash flows from financing activities.

Stock Options & Awards Activity

The following is a summary of option activity for our Stock Plans (in thousands, except per share amounts and weighted average remaining contractual term in years):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at October 1, 2011	917	$27.80
Granted	—	—
Exercised	(206)	27.48
Forfeitures	(1)	26.16
Expirations	(6)	32.10
Outstanding at June 30, 2012	704	$27.86	3.8	$10,783
Vested and expected to vest at June 30, 2012	701	$27.82	3.8	$10,760
Exercisable at June 30, 2012	543	$27.53	3.4	$8,463

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the quoted price of our common stock at the end of the reporting period.  There were approximately 0.7 million outstanding options that were in-the-money as of June 30, 2012.  The aggregate intrinsic value of options exercised under the Company’s stock plans for the three and nine months ended June 30, 2012 were $0.7 million and $5.4 million, respectively, determined as of the date of option exercise. The aggregate intrinsic value of options exercised under the Company’s stock plans for the three and nine months ended July 2, 2011 were $3.4 million and $16.9 million, respectively, determined as of the date of option exercise.

The following table summarizes the activity of our time based and market- performance based restricted stock units for the first nine months of fiscal 2012 (in thousands, except per share amounts):

	Time Based Restricted Stock Units		Market-Based Performance Restricted Stock Units
	Number of Shares(1)	Weighted Average Grant Date Fair Value	Number of Shares(2)	Weighted Average Grant Date Fair Value
Nonvested stock at October 1, 2011	404	$34.71	101	$49.77
Granted	249	53.59	95	63.85
Vested	(204)	32.70	(44)	53.18
Forfeited	(8)	49.07	—	—
Nonvested stock at June 30, 2012	441	$47.74	152	$57.55

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

12.       ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (net of tax) at June 30, 2012 is comprised of accumulated translation adjustments of $32.7 million. Accumulated other comprehensive income (net of tax) at October 1, 2011 is comprised of accumulated translation adjustments of $51.2 million.

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

The following table presents information necessary to calculate basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Weighted average shares outstanding —basic	23,633	25,066	23,538	25,000
Dilutive effect of employee stock awards	421	521	466	562
Weighted average shares outstanding—diluted	24,054	25,587	24,004	25,562

Net income	$17,208	$19,022	$50,414	$61,858

Net income per basic share	$0.73	$0.76	$2.14	$2.47
Net income per diluted share	$0.72	$0.74	$2.10	$2.42

A total of 108,501 and 97,048 potentially dilutive securities have been excluded from the dilutive share calculation for the three and nine months ended June 30, 2012, respectively, as their effect was anti-dilutive. A total of zero and 44,755 potentially dilutive securities have been excluded from the dilutive share calculation for the three and nine months ended July 2, 2011, respectively, as their effect was anti-dilutive.

14.  OTHER INCOME (EXPENSE)

Other income (expense) is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Foreign exchange gain (loss)	$(835)	$446	$(533)	$1
Gain (loss) on deferred compensation investments, net	(1,051)	216	436	4,886
Translation adjustment related to dissolution of Finland	—	—	—	6,511
Other—net	(32)	(100)	385	(69)
Other income (expense), net	$(1,918)	$562	$288	$11,329

The gain on deferred compensation investments, net for the nine months ended July 2, 2011 included the death benefits from one of the insurance policies, net of its previously recorded cash surrender value, of approximately $1.5 million.

In the second quarter of fiscal 2011, we had substantially completed the liquidation of our Finland operations and recognized in other income the accumulated translation gains for this subsidiary previously recorded in accumulated other comprehensive income (loss) on the condensed consolidated balance sheets.

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

During the three and nine months ended June 30, 2012, we repurchased and retired 92,700 and 543,200 shares, respectively, of outstanding common stock at an average price of $46.73 and $45.99 per share, respectively, for a total of $4.3 million and $25.0 million, respectively, excluding expenses. Such repurchases were accounted for as a reduction in additional paid in capital.

At June 30, 2012, no amount remained authorized for repurchase under this stock repurchase program.

16.  INCOME TAXES

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to us and our subsidiaries, adjusted for items which are considered discrete to the period. Our estimated effective tax rates for the three and nine months ended June 30, 2012 were 29.4% and 30.4%. Our effective tax rate for the three and nine months ended June 30, 2012 were lower than the statutory rate of 35% primarily due to permanent differences related to the benefit of foreign tax credits, the benefit of income subject to foreign tax rates that are lower than U.S. tax rates, the benefit of releasing state tax reserves accrued under ASC 740-10 (formerly FASB Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes") and related interest, the benefit of federal research and development tax credits and the benefit of a domestic production activities deduction. These amounts are partially offset by deemed dividend inclusions under the Subpart F tax rules, state income taxes, limitations on the utilization of certain foreign losses, stock compensation not deductible for tax purposes and limitations on the deductibility of compensation under IRC Section 162(m).

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

As of June 30, 2012, the total amount of gross unrecognized tax benefits was $26.2 million of which $16.7 million, if recognized, would affect our effective tax rate. Our total gross unrecognized tax benefits, net of certain deferred tax assets, were classified as other long-term liabilities in the condensed consolidated balance sheets.

Our policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes. As of June 30, 2012, the total amount of gross interest and penalties accrued was $1.4 million, which is classified as other long-term liabilities in the condensed consolidated balance sheets.

We are subject to taxation and file income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. For U.S. federal income tax purposes, all years prior to 2009 are closed to examination. In our major state jurisdiction and our major foreign jurisdiction, the years prior to 2007 and 2006, respectively, are closed to examination. In December 2011 and January 2012, our three German subsidiaries received notices of tax audits for the fiscal years 2006 through 2010. These audits are currently in process.

Management believes that it has adequately provided for any adjustments that may result from tax examinations. The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that certain federal, foreign and state tax matters may be concluded in the next 12 months and we anticipate a lapse in certain statute of limitations which could result in a release of tax reserves and related interest expense under ASC Subtopic 740 "Income Taxes." Specific positions that may be resolved include issues involving research and development credits, transfer pricing and various other matters. The Company estimates that the net unrecognized tax benefits and related interest at June 30, 2012 could be reduced by approximately $0.5 million to $2.5 million in the next 12 months.

Deferred Income Taxes

As of June 30, 2012, our condensed consolidated balance sheet included net deferred tax assets, before valuation allowance, of approximately $67.4 million, which consists of tax credits carryovers, accruals and reserves, competent authority offset to transfer pricing tax reserves, employee stock-based compensation expenses, and certain other liabilities. Management periodically evaluates the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is solely dependent on our ability to generate sufficient future taxable income in the applicable jurisdictions during periods prior to the expiration of tax statutes to fully utilize these assets.  After evaluating all available evidence, we have determined that it is “more likely than not” that a portion of the deferred tax assets would not be realized and we have a total valuation allowance of $10.4 million as of June 30, 2012.  We intend to maintain the valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance.

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

The following table provides net sales and income (loss) from operations for our operating segments (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net sales:
Commercial Lasers and Components	$55,976	$74,970	$166,096	$208,564
Specialty Laser Systems	140,407	135,912	414,338	386,309
Total net sales	$196,383	$210,882	$580,434	$594,873

Income (loss) from operations:
Commercial Lasers and Components	$2,955	$9,514	$8,125	$26,832
Specialty Laser Systems	31,484	29,357	92,582	87,615
Corporate and other	(8,117)	(10,281)	(28,735)	(33,879)
Total income from operations	$26,322	$28,590	$71,972	$80,568

Major Customers

We had one major customer during the three months ended June 30, 2012 which contributed 11.4% of revenue and two major customers over 10% of revenue during the nine months ended June 30, 2012. There were no major customers over 10% of revenue for the three and nine months ended July 2, 2011, respectively.

We had one major customer which contributed 10.0% of accounts receivable at June 30, 2012. There were no major customers over 10% of accounts receivable at October 1, 2011.

18.  SUBSEQUENT EVENT

On July 23, 2012, we acquired all of the outstanding shares of Midaz Lasers Limited "Midaz" for approximately $3.7 million, excluding transaction fees. Midaz was a technology-based acquisition. We intend to utilize the acquired technology in low cost, compact pulsed solid state lasers.

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

OUR STRATEGY
We strive to develop innovative and proprietary products and solutions that meet the needs of our customers and that are based on our core expertise in lasers and optical technologies. In pursuit of our strategy, we intend to:

•
Leverage our technology portfolio and application engineering to lead the proliferation of photonics into broader markets—We will continue to identify opportunities in which our technology portfolio and application engineering can be used to offer innovative solutions and gain access to new markets. We plan to utilize our expertise to expand into new markets.

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

KEY PERFORMANCE INDICATORS

The following is a summary of some of the quantitative performance indicators (as defined below) that may be used to assess our results of operations and financial condition:

	Three Months Ended
	June 30, 2012	July 2, 2011	Change	% Change
	(Dollars in thousands)

Bookings	$218,927	$228,479	$(9,552)	(4.2)%
Book-to-bill ratio	1.11	1.08	0.03	2.8%
Net sales—Commercial Lasers and Components	$55,976	$74,970	$(18,994)	(25.3)%
Net sales—Specialty Lasers and Systems	$140,407	$135,912	$4,495	3.3%
Gross profit as a percentage of net sales—Commercial Lasers and Components	37.1%	40.4%	(3.3)%	(8.2)%
Gross profit as a percentage of net sales— Specialty Lasers and Systems	42.7%	44.4%	(1.7)%	(3.8)%
Research and development as a percentage of net sales	9.8%	10.3%	(0.5)%	(4.9)%
Income before income taxes	$24,385	$29,356	$(4,971)	(16.9)%
Net cash provided by operating activities	$10,965	$18,390	$(7,425)	(40.4)%
Days sales outstanding in receivables	64.8	61.2	3.6	5.9%
Third quarter inventory turns	2.9	3.2	(0.3)	(9.4)%
Capital spending as a percentage of net sales	5.5%	5.3%	0.2%	3.8%

	Nine Months Ended
	June 30, 2012	July 2, 2011	Change	% Change
	(Dollars in thousands)

Bookings	$603,912	$699,609	$(95,697)	(13.7)%
Book-to-bill ratio	1.04	1.18	(0.14)	(11.9)%
Net sales—Commercial Lasers and Components	$166,096	$208,564	$(42,468)	(20.4)%
Net sales—Specialty Lasers and Systems	$414,338	$386,309	$28,029	7.3%
Gross profit as a percentage of net sales—Commercial Lasers and Components	37.2%	41.2%	(4.0)%	(9.7)%
Gross profit as a percentage of net sales— Specialty Lasers and Systems	42.9%	45.7%	(2.8)%	(6.1)%
Research and development as a percentage of net sales	10.1%	10.3%	(0.2)%	(1.9)%
Income before income taxes	$72,465	$92,413	$(19,948)	(21.6)%
Net cash provided by operating activities	$43,711	$54,234	$(10,523)	(19.4)%
Capital spending as a percentage of net sales	5.3%	4.6%	0.7%	15.2%

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

Bookings decreased 4.2% in the third quarter of fiscal 2012 compared to the same quarter one year ago, with decreases in the

OEM components and instrumentation, scientific and government programs and materials processing markets partially offset by an increase in the microelectronics market. Compared to the second quarter of fiscal 2012, bookings increased 19.5% led by a significant increase in the flat panel display market. The book-to-bill ratio was 1.11 in the third quarter of fiscal 2012. Current market conditions make it difficult to predict future orders across all of our markets.

Microelectronics

Microelectronics bookings increased 10% compared to the same quarter one year ago and increased 47% from bookings in the second quarter of fiscal 2012. The book-to-bill ratio for the third quarter of fiscal 2012 was 1.39.

In the third quarter of fiscal 2012, we received record system orders to be used for liquid crystal display (LCD) and active-matrix organic light emitting diode (AMOLED) production from integrators for flat panel display manufacturers in Japan, Korea and China as well as strong service orders. We expect follow-on orders and continued fluctuations in order volumes on a quarterly basis. During the third quarter of fiscal 2012, we shipped our first Gen 8 system, a device that sets a new throughput standard for laser annealing tools.

The advanced packaging (API) market continues to be impacted by tight credit in China where it is difficult for customers to establish letters of credit for new equipment purchases; we have not yet seen any positive impact for recent eases in credit in China. Market growth in mobile packaging is being offset by slow orders in personal computer applications.

In the third quarter of fiscal 2012, the semiconductor capital equipment market continued to be strong, with increased orders for inspection applications and strong service orders. In addition, orders for 450nm tools were good and we expect the 450nm market will create meaningful, longer-term opportunities for our most advanced ultraviolet lasers.

Materials Processing

Materials processing orders decreased 10% compared to the same quarter one year ago and decreased 10% from the second quarter of fiscal 2012. The book-to-bill ratio for the third quarter of fiscal 2012 was 0.95. Current quarter orders decreased from near record levels in the second quarter of fiscal 2012 as the economy remains uncertain. Marking and engraving application orders led all applications with continued strong demand for ultraviolet lasers used in consumer electronics manufacturing.

Orders for cutting and converting in textile applications decreased from high orders in the second quarter of fiscal 2012. Bookings for our Metabeam™ workstations benefitted from the introduction of our kilowatt class product.

In the fourth quarter of fiscal 2012, we will formally release our high-power fiber laser platform, with the first volume orders expected in fiscal 2013.

OEM Components and Instrumentation

OEM Components and Instrumentation orders decreased 30% compared to the same quarter one year ago and decreased 5% from the second quarter of fiscal 2012. The book-to-bill ratio for the third quarter of fiscal 2012 was 0.83.

Instrumentation orders decreased from the second quarter of fiscal 2012 due to decreased government spending on life sciences and closer inventory management by customers resulting in smaller batch orders rather than semi-annual or annual orders. We believe we are maintaining our market share based upon the strength of our product portfolio, particularly the OBIS™ platform.

Orders from the medical OEM market benefitted from strong consumer demand for vision and aesthetic procedures in emerging markets.

Scientific and Government Programs

Scientific and government programs orders decreased 19% compared to the same quarter one year ago and decreased 10% from the second quarter of fiscal 2012. The book-to-bill for the third quarter of fiscal 2012 was 0.77.

Orders decreased from the second quarter of fiscal 2012 due both to expected seasonality, particularly in Europe and Japan, and the timing of OEM orders for Chameleon™ lasers. Orders for ultrafast amplifiers, which include the recently launched Vitara™ oscillator, were similar to the second quarter of fiscal 2012.

In the research market, funding levels are a key issue with order volumes. After several years of record investments from stimulus funds in the U.S. and abroad, U.S. funding for life sciences has decreased to pre-stimulus levels and funding for physics and chemistry research is flat. Research investments in Germany are continuing, funding is decreasing in the rest of Europe and Japan, and funding in China and India is increasing. The net result is that we believe that scientific market growth will be tied generally to the GDP in each region.

Net Sales

Net sales include sales of lasers, laser tools, related accessories and service contracts. Net sales for the third fiscal quarter decreased 25.3% in our CLC segment and increased 3.3% in our SLS segment from the same quarter one year ago. Net sales for the first nine months of fiscal 2012 decreased 20.4% in our CLC segment and increased 7.3% in our SLS segment from the same period one year ago. For a description of the reasons for changes in net sales refer to the “Results of Operations” section of this quarterly report.

Gross Profit as a Percentage of Net Sales

Gross profit as a percentage of net sales (“gross profit percentage”) is calculated as gross profit for the period divided by net sales for the period.  Gross profit percentage in the third quarter decreased from 40.4% to 37.1% in our CLC segment and decreased from 44.4% to 42.7% in our SLS segment from the same quarter one year ago. Gross profit percentage for the first nine months of fiscal 2012 decreased from 41.2% to 37.2% in our CLC segment and decreased from 45.7% to 42.9% in our SLS segment from the same period one year ago. For a description of the reasons for changes in gross profit refer to the “Results of Operations” section of this quarterly report.

Research and Development as a Percentage of Net Sales

Research and development as a percentage of net sales (“R&D percentage”) is calculated as research and development expense for the period divided by net sales for the period.  Management considers R&D percentage to be an important indicator in managing our business as investing in new technologies is a key to future growth.  R&D percentage decreased to 9.8% from 10.3% in our third fiscal quarter and to 10.1% from 10.3% for the first nine months of fiscal 2012 compared to the same periods one year ago.  For a description of the reasons for changes in R&D spending refer to the “Results of Operations” section of this quarterly report.

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

Days Sales Outstanding in Receivables

We calculate days sales outstanding (“DSO”) in receivables as net receivables at the end of the period divided by net sales during the period and then multiplied by the number of days in the period, using 90 days for quarters.  DSO in receivables indicates how well we are managing our collection of receivables, with lower DSO in receivables resulting in working capital availability.  The more money we have tied up in receivables, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business.  Our DSO in receivables for the third quarter of fiscal 2012 increased 3.6 days from the same quarter one year ago primarily due to a higher concentration of sales towards the end of the quarter, particularly in Asia and Japan.

Annualized Inventory Turns

We calculate annualized inventory turns as the cost of sales during the quarter annualized and divided by net inventories at the end of the period. This indicates how well we are managing our inventory levels, with higher inventory turns resulting in more working capital availability and a higher return on our investments in inventory. The more money we have tied up in inventory, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business. Our annualized inventory turns for the third quarter of fiscal 2012 decreased by 0.3 turns from the same quarter one year ago primarily due to the impact of decreased sales volumes in relation to inventory levels in certain businesses partially offset by the impact of foreign exchange rates.

Capital Spending as a Percentage of Net Sales

Capital spending as a percentage of net sales (“capital spending percentage”) is calculated as capital expenditures for the period divided by net sales for the period.  Capital spending percentage indicates the extent to which we are expanding or improving our operations, including investments in technology.  Management monitors capital spending levels as this assists management in measuring our cash flows, net of capital expenditures. Our capital spending percentage increased to 5.5% from 5.3% for the third quarter and to 5.3% from 4.6% for the first nine months of fiscal 2012 compared to the same periods one year ago primarily due to building improvements and purchases of production-related assets to support our expansion in Asia and Germany.

SIGNIFICANT EVENTS

On August 25, 2011, the Board of Directors authorized the repurchase of up to $50.0 million of our common stock. The program is authorized for 12 months from the date of authorization. At October 1, 2011, $25.0 million remained authorized for repurchase under this stock repurchase program. During the three and nine months ended June 30, 2012, we repurchased and retired 92,700 and 543,200 shares, respectively, of outstanding common stock at an average price of $46.73 and $45.99 per share, respectively, for a total of $4.3 million and $25.0 million, respectively, excluding expenses. At June 30, 2012, no amount remained authorized for repurchase under this stock repurchase program.

RESULTS OF OPERATIONS

CONSOLIDATED SUMMARY

The following table sets forth, for the periods indicated, the percentage of total net sales represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	59.1%	57.2%	59.0%	56.1%
Gross profit	40.9%	42.8%	41.0%	43.9%
Operating expenses:
Research and development	9.8%	10.3%	10.1%	10.3%
Selling, general and administrative	16.8%	18.0%	17.7%	19.0%
Amortization of intangible assets	0.9%	0.9%	0.8%	1.1%
Total operating expenses	27.5%	29.2%	28.6%	30.4%
Income from operations	13.4%	13.6%	12.4%	13.5%
Other income (net)	(1.0)%	0.3%	0.1%	2.0%
Income before income taxes	12.4%	13.9%	12.5%	15.5%
Provision for income taxes	3.6%	4.9%	3.8%	5.1%
Net income	8.8%	9.0%	8.7%	10.4%

Net income for the third quarter of fiscal 2012 was $17.2 million ($0.72 per diluted share) including $2.9 million of after-tax stock-related compensation expense. Net income for the third quarter of fiscal 2011 was $19.0 million ($0.74 per diluted share) including $2.1 million of after-tax stock-related compensation expense. Net income for the first nine months of fiscal 2012 was $50.4 million ($2.10 per diluted share) including $8.4 million of after-tax stock-related compensation expense and a $1.6 million net release of tax reserves and related interest as a result of the closure of open state tax years. Net income for the first nine months of fiscal 2011 was $61.9 million ($2.42 per diluted share) including a $6.1 million gain primarily due to a non-recurring translation adjustment related to the dissolution of our Finland operations, $6.7 million of after-tax stock-related compensation expense and increased valuation allowances against deferred tax assets of $1.5 million.

NET SALES

Market Application

The following tables set forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by market application (dollars in thousands):

	Three Months Ended
	June 30, 2012		July 2, 2011
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Microelectronics	$97,176	49.5%	$105,367	49.9%
OEM components and instrumentation	35,678	18.2%	41,081	19.5%
Materials processing	28,423	14.4%	26,099	12.4%
Scientific and government programs	35,106	17.9%	38,335	18.2%
Total	$196,383	100.0%	$210,882	100.0%

	Nine Months Ended
	June 30, 2012		July 2, 2011
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Microelectronics	$281,344	48.5%	$279,112	46.9%
OEM components and instrumentation	109,486	18.8%	121,712	20.5%
Materials processing	78,280	13.5%	74,208	12.5%
Scientific and government programs	111,324	19.2%	119,841	20.1%
Total	$580,434	100.0%	$594,873	100.0%

 Quarterly

Net sales for the third quarter of fiscal 2012 decreased by $14.5 million, or 7%, including a decrease of $2.2 million due to the impact of foreign currency exchange rates, compared to the third quarter of fiscal 2011.  Sales decreases in the microelectronics, OEM components and instrumentation and scientific and government programs markets were partially offset by increases in the materials processing market.

The decrease in the microelectronics market of $8.2 million, or 8%, was due to lower shipments for advanced packaging and solar applications partially offset by higher sales in flat panel display and semiconductor applications. The decrease in the OEM components and instrumentation market of $5.4 million, or 13%, was due primarily to lower shipments for bio-instrumentation applications. Sales in the scientific and government programs market decreased $3.2 million, or 8%, primarily due to lower demand for advanced research applications used by university and government research groups partly due to lower U.S. stimulus funding. Sales in the materials processing market increased $2.3 million, or 9%, primarily due to higher shipments for marking and non-metal cutting applications.

Year-to-date

Net sales for the first nine months of fiscal 2012 decreased by $14.4 million, or 2%, including an increase of $1.1 million due to the impact of foreign currency exchange rates, compared to the first nine months of fiscal 2011. Sales decreases in the OEM components and instrumentation and scientific and government programs markets were partially offset by increases in the materials processing and microelectronics markets.

The decrease in the OEM components and instrumentation market of $12.2 million, or 10%, was due primarily to lower shipments for bio-instrumentation, military and machine vision applications partially offset by higher shipments for medical applications. Sales in the scientific and government programs market decreased $8.5 million, or 7%, primarily due to lower demand for advanced research applications used by university and government research groups partly due to lower U.S. stimulus funding. Sales in the materials processing market increased $4.1 million, or 5%, primarily due to higher shipments for marking, heat treating and non-metal cutting applications partially offset by lower shipments for semiconductor applications. The increase in the microelectronics market of $2.2 million, or 1%, was primarily due to higher sales in flat panel display applications partially offset by lower shipments for advanced packaging and solar applications.

Backlog represents orders which we expect to be shipped within 12 months. Orders used to compute backlog are generally cancelable and subject to rescheduling by our customers without substantial penalties. Historically, we have not experienced a significant rate of cancellation or rescheduling outside the 12 month period, though we cannot guarantee that the rate of cancellations or rescheduling will not increase in the future. We continue to have a sizeable backlog of orders, $369.4 million at June 30, 2012, including a significant concentration in the flat panel display market.

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

The following tables set forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by segment (dollars in thousands):

	Three Months Ended
	June 30, 2012		July 2, 2011
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Commercial Lasers and Components (CLC)	$55,976	28.5%	$74,970	35.6%
Specialty Lasers and Systems (SLS)	140,407	71.5%	135,912	64.4%
Total	$196,383	100.0%	$210,882	100.0%

	Nine Months Ended
	June 30, 2012		July 2, 2011
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Commercial Lasers and Components (CLC)	$166,096	28.6%	$208,564	35.1%
Specialty Lasers and Systems (SLS)	414,338	71.4%	386,309	64.9%
Total	$580,434	100.0%	$594,873	100.0%

Quarterly

Net sales for the third quarter of fiscal 2012 decreased by $14.5 million, or 7%, compared to the third quarter of fiscal 2011, with decreases of $19.0 million, or 25%, in our CLC segment and increases of $4.5 million, or 3%, in our SLS segment.

The decrease in our CLC segment sales was primarily due to lower advanced packaging application sales with a smaller decrease in flat panel display application sales.  The increase in our SLS segment sales was primarily due to higher revenue for flat panel display and semiconductor applications partially offset by lower shipments for solar applications and scientific and government programs.

Year-to-date

Net sales for the first nine months of fiscal 2012 decreased by $14.4 million, or 2%, compared to the first nine months of fiscal 2011, with decreases of $42.5 million, or 20%, in our CLC segment and increases of $28.0 million or 7%, in our SLS segment.

The decrease in our CLC segment sales was primarily due to lower advanced packaging application sales with a smaller decrease in flat panel display application sales.  The increase in our SLS segment sales was primarily due to higher revenue for flat panel display applications partially offset by lower shipments for scientific and government programs, solar, instrumentation and advanced packaging applications.

GROSS PROFIT

Consolidated

Our gross profit rate decreased to 40.9% in the third quarter of fiscal 2012 from 42.8% and decreased to 41.0% from 43.9% in the first nine months of fiscal 2012 compared to the same periods one year ago.

The third quarter decrease in the gross profit rate resulted from an increase in cost of sales, primarily due to higher warranty and installation costs (1.1%) including installations and higher service events in flat panel display markets and unfavorable product margins (1.0%) due to lower volumes in several business units particularly in the advanced packaging and components markets and higher manufacturing expense and start-up costs to expand Excimer tube production in Korea net of the favorable impact of foreign exchange rates and favorable product mix in the microelectronics market partially offset by lower other costs (0.2%).

The 2.9% decrease in the gross profit rate during the first nine months of fiscal 2012 was primarily due to unfavorable product margins (1.8%) due to lower volumes in several business units and higher manufacturing expense and start-up costs to expand Excimer tube production in Korea net of the favorable impact of foreign exchange rates and favorable product mix in the microelectronics market; and higher warranty and installation costs (1.1%) including installations and higher service events in flat panel display markets.

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

Commercial Lasers and Components

The gross profit rate in our CLC segment decreased to 37.1% in the third quarter of fiscal 2012 from 40.4% and decreased to 37.2% from 41.2% in the first nine months of fiscal 2012 compared to the same periods one year ago.

The 3.3% third quarter decrease in the gross profit rate was primarily due to unfavorable product costs (4.0%) primarily due to the impact of lower volumes in a few business units serving primarily the advanced packaging and components markets and unfavorable mix partially offset by lower inventory reserves and other costs (0.5%) as a percentage of sales and lower warranty costs (0.2%).

The 4.0% decrease in the gross profit rate during the first nine months of fiscal 2012 was primarily due to unfavorable product costs (2.9%) primarily due to the impact of lower volumes in a few business units serving primarily the advanced packaging and components markets, higher inventory reserves and other costs (0.8%) as a percentage of sales and higher warranty costs (0.6%) due to a higher installed base from high sales volumes in fiscal 2011 and lower current year volumes partially offset by lower restructuring costs (0.3%).

Specialty Lasers and Systems

The gross profit rate in our SLS segment decreased to 42.7% in the third quarter of fiscal 2012 from 44.4% and decreased to 42.9% from 45.7% in the first nine months of fiscal 2012 compared to the same periods one year ago.

The 1.7% third quarter decrease in the gross profit rate was primarily due to higher installation and warranty costs (1.5%) due to higher service events and warranty costs to support installations of a growing number of laser annealing systems in the flat panel display market, unfavorable product costs (0.1%) due to increased investments in Excimer manufacturing capabilities to support the growing flat panel display revenue net of favorable impact of exchange rates and favorable product mix within the microelectronics market and higher other costs (0.1%).

The 2.8% decrease in the gross profit rate during the first nine months of fiscal 2012 was primarily due to unfavorable product costs (2.0%) due to increased investments in Excimer manufacturing capabilities to support the growing flat panel display revenue net of favorable impact of exchange rates and favorable product mix within the microelectronics market and higher installation and warranty costs (1.1%) due to higher service events and costs to support installations of a growing number of laser annealing systems in the flat panel display market partially offset by lower other costs (0.3%).

OPERATING EXPENSES:

	Three Months Ended
	June 30, 2012		July 2, 2011
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$19,306	9.8%	$21,738	10.3%
Selling, general and administrative	32,894	16.8%	37,983	18.0%
Amortization of intangible assets	1,723	0.9%	1,851	0.9%
Total operating expenses	$53,923	27.5%	$61,572	29.2%

	Nine Months Ended
	June 30, 2012		July 2, 2011
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$58,408	10.1%	$61,514	10.3%
Selling, general and administrative	102,902	17.7%	113,040	19.0%
Amortization of intangible assets	4,970	0.8%	6,203	1.1%
Total operating expenses	$166,280	28.6%	$180,757	30.4%

Research and development

 Quarterly

Research and development (“R&D”) expenses decreased $2.4 million, or 11%, during the third fiscal quarter ended June 30, 2012 compared to the same quarter one year ago.  The decrease was primarily due to lower payroll spending ($0.8 million) due to lower performance-related compensation net of increased salary spending, lower project and other spending ($0.8 million), the impact of foreign exchange rates ($0.6 million) and lower charges for increases in deferred compensation plan liabilities ($0.2 million). On a segment basis as compared to the prior year period, CLC spending decreased $1.3 million primarily due to lower project spending and lower payroll spending. SLS research and development spending decreased $0.6 million primarily due to lower payroll spending and lower project spending. Corporate and other spending decreased $0.5 million due to lower payroll spending and lower charges for increases in deferred compensation plan liabilities.

Year-to-date

R&D expenses decreased $3.1 million, or 5%, during the nine months ended June 30, 2012 compared to the same period one year ago. The decrease for the first nine months was primarily due to lower payroll spending ($2.3 million) due to lower performance-related compensation net of increased headcount, the impact of foreign exchange rates ($0.7 million) and lower charges for increases in deferred compensation plan liabilities ($0.4 million) partially offset by $0.2 million higher stock-related compensation expense. On a segment basis for the first nine months of fiscal 2012 as compared to the prior year period, CLC project spending decreased $2.0 million primarily due to lower payroll spending, higher net reimbursements from customers for development projects and lower spending on projects. SLS research and development spending decreased $0.2 million primarily due to lower payroll spending and lower project spending partially offset by lower net reimbursements from customers for development projects. Corporate and other spending decreased $0.9 million primarily due to lower payroll spending and lower charges for increases in deferred compensation plan liabilities partially offset by higher stock-related compensation expense.

Selling, general and administrative

Quarterly

Selling, general and administrative (“SG&A”) expenses decreased $5.1 million or 13%, during the third fiscal quarter ended June 30, 2012 compared to the same quarter one year ago.  The decrease was primarily due to $2.8 million lower payroll spending due to lower performance-related compensation spending net of higher headcount and increased salaries, $1.2 million lower charges resulting from decreases in deferred compensation plan liabilities with the related expenses for decreases in deferred compensation plan assets recorded in other income (expense), the impact of foreign exchange rates ($0.9 million) and lower other variable net spending ($0.8 million) partially offset by $0.6 million higher stock-related compensation expense. On a segment basis as compared to the prior year period, CLC spending decreased $1.5 million primarily due to lower payroll spending. SLS segment expenses decreased $1.9 million primarily due to lower payroll spending and the impact of foreign exchange rates.  Spending for Corporate and other decreased $1.7 million primarily due to lower payroll spending and lower charges resulting from decreases in deferred compensation plan liabilities partially offset by higher stock-related compensation expense.

Year-to-date

SG&A expenses decreased $10.1 million, or 9%, during the nine months ended June 30, 2012 compared to the same period one year ago. The decrease for the first nine months was primarily due to $8.4 million lower payroll spending due to lower performance-related compensation spending net of higher headcount and increased salaries, $2.8 million lower charges resulting from decreases in deferred compensation plan liabilities with the related expense for decreases in deferred compensation plan assets recorded in other income (expense), the impact of foreign exchange rates ($0.8 million), decreased spending on legal and consulting related to acquisitions ($0.6 million) and lower other variable net spending ($0.5 million) partially offset by $2.4 million higher stock-related compensation expense and the acquisition of Hypertronics in the second quarter of fiscal 2011 ($0.6 million). On a segment basis for the first nine months of fiscal 2012 as compared to the prior year period, CLC spending decreased $3.1 million primarily due to lower performance-related compensation spending. SLS segment expenses decreased $2.7 million primarily due to lower performance-related compensation spending and the impact of foreign exchange rates partially offset by the acquisition of Hypertronics. Spending for Corporate and other decreased $4.4 million primarily due to lower variable compensation spending, lower charges due to decreases in deferred compensation plan liabilities and decreased spending on legal and consulting related to acquisitions partially offset by higher stock-related compensation expense.

Amortization of intangible assets

Amortization of intangible assets decreased $0.1 million and $1.2 million during the three and nine months ended June 30, 2012 compared to the same periods last year primarily due to the completion of amortization of intangibles from older acquisitions partially offset by amortization of intangibles from the acquisition of Hypertronics in the second quarter of fiscal 2011.

OTHER INCOME (EXPENSE) — NET

Other income, net of other expense, decreased $2.7 million and $11.4 million during the three and nine months ended June 30, 2012 compared to the same period one year ago. The quarterly decrease was primarily due to lower gains, net of expenses, on our deferred compensation plan assets ($1.3 million) and higher net foreign exchange losses ($1.3 million). The decrease for the first nine months of fiscal 2012 was primarily due to the $6.5 million non-recurring translation adjustment related to the dissolution of our Finland operations in the second quarter of fiscal 2011, lower gains, net of expenses, on our deferred compensation plan assets ($4.5 million) and higher net foreign exchange losses ($0.5 million).

INCOME TAXES

The effective tax rate for the third quarter of fiscal 2012 of 29.4% and the effective rate of 30.4% for the nine months ended June 30, 2012 were lower than the statutory rate of 35% primarily due to permanent differences related to the benefit of foreign tax credits, the benefit of income subject to foreign tax rates that are lower than U.S. tax rates, the benefit of releasing state tax reserves accrued under ASC 740-10 (formerly FASB Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”) and related interest, the benefit of federal research and development tax credits and the benefit of a domestic production activities deduction. These amounts are partially offset by deemed dividend inclusions under the Subpart F tax rules, state income taxes, limitations on the utilization of certain foreign losses, stock compensation not deductible for tax purposes and limitations on the deductibility of compensation under IRC Section 162(m).

The effective tax rate for the third quarter of fiscal 2011 of 35.2% was higher than the statutory rate of 35% primarily due to the limitations on the utilization of certain foreign losses, deemed dividend inclusions under the Subpart F tax rules, state income taxes, a currency translation adjustment related to a dividend from a foreign subsidiary and limitations on the deductibility of compensation under IRC Section 162(m). These amounts are partially offset by the benefit of foreign tax credits, the benefit of federal research and development tax credits, the benefit from the unrealized gain on life insurance policy investments related to our deferred compensation plans and the benefit from income subject to foreign tax rates that are lower than U.S. tax rates. The effective tax rate of 33.1% for the nine months ended July 2, 2011 was lower than the statutory rate of 35% primarily due to the benefit of currency translation adjustments related to closure of Coherent Finland's operations, the benefit of federal research and development tax credits, including additional credits reinstated from fiscal 2010 resulting from the enactment of the “Tax Relief, Unemployment Insurance Reauthorization and Jobs Creation Act of 2010,” the benefit of foreign tax credits, the benefits from life insurance proceeds and the unrealized gain on life insurance policy investments related to our deferred compensation plans and the benefit from income subject to foreign tax rates that are lower than U.S. tax rates. These amounts are partially offset by deemed dividend inclusions under the Subpart F tax rules, a valuation allowance against certain foreign deferred tax assets, state income taxes, limitations on the utilization of certain foreign losses, a currency translation adjustment related to a dividend from a foreign subsidiary and limitations on the deductibility of compensation under IRC Section 162(m).

DEFERRED INCOME TAXES

As of June 30, 2012, our condensed consolidated balance sheet included net deferred tax assets, before valuation allowance, of approximately $67.4 million, which consists of tax credit carryovers, accruals and reserves, competent authority offset to transfer pricing tax reserves, employee stock-based compensation expenses, and certain other liabilities. Management periodically evaluates the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is solely dependent on our ability to generate sufficient future taxable income in the applicable jurisdictions during periods prior to the expiration of tax statutes to fully utilize these assets.  After evaluating all available evidence, we have determined that it is “more likely than not” that a portion of the deferred tax assets would not be realized and we have a total valuation allowance of $10.4 million as of June 30, 2012. We intend to maintain the valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2012, we had assets classified as cash and cash equivalents, as well as time deposits and fixed income securities classified as short-term investments, in an aggregate amount of $209.6 million, compared to $220.2 million at October 1, 2011. At June 30, 2012, approximately $144.2 million of this cash and securities was held in certain of our foreign operations, $50.3 million of which was denominated in currencies other than the U.S. dollar. In January 2012, we converted $89.8 million of assets formerly denominated in Euro to U.S. dollars and invested those funds in U.S. Treasury securities within a European subsidiary whose functional currency is the U.S. dollar. Accordingly, there is no translation adjustment arising from these U.S. dollar denominated investments. The converted funds were not repatriated to the U.S. and no U.S. tax was triggered on the transfer of these funds to the European subsidiary. We incurred additional foreign income taxes of approximately $0.8 million related to this distribution. We currently intend to permanently reinvest approximately $133 million of the cash held by our foreign subsidiaries, including the investment in U.S. Treasury securities. If, however, a portion of these funds were needed for and distributed to our operations in the United States, we would be subject to additional U.S. income taxes and foreign withholding taxes. The amount of the taxes due would depend on the amount and manner of repatriation, as well as the location from where the funds are repatriated. We actively monitor the third-party depository institutions that hold these assets, primarily focusing on the safety of principal and secondarily maximizing yield on these assets. We diversify our cash and cash equivalents and investments among various financial institutions, money market funds and sovereign debt in order to reduce our exposure should any one of these financial institutions or financial instruments fail or encounter difficulties. To date, we have not experienced any material loss or lack of access to our invested cash, cash equivalents or short-term investments. However, we can provide no assurances that access to our invested cash, cash equivalents or short-term investments will not be impacted by adverse conditions in the financial markets.

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

	Nine Months Ended
	June 30, 2012	July 2, 2011
	(in thousands)
Net cash provided by operating activities	$43,711	$54,234
Sales of shares under employee stock plans	11,537	32,432
Repurchase of common stock	(24,999)	(41,938)
Capital expenditures	(30,613)	(27,448)
Acquisition of businesses, net of cash acquired	—	(14,589)

Net cash provided by operating activities decreased by $10.5 million for the first nine months of fiscal 2012 compared to the same period one year ago. The decrease in cash provided by operating activities was primarily due to higher tax payments, lower net income and lower cash flows from other current liabilities including accrued variable compensation and accounts payable, partially offset by higher cash flows from accounts receivable and inventories. We believe that our existing cash, cash equivalents and short term investments combined with cash to be provided by operating activities will be adequate to cover our working capital needs and planned capital expenditures for at least the next 12 months to the extent such items are known or are reasonably determinable based on current business and market conditions. However, we may elect to finance certain of our capital expenditure requirements through borrowings under our bank credit facilities or other sources of capital. We continue to follow our strategy to further strengthen our financial position by using available cash flow to fund operations.

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

On August 25, 2011, the Board of Directors authorized the repurchase of up to $50.0 million of our common stock. The program is authorized for 12 months from the date of authorization. We purchased $25.0 million of our common stock during fiscal 2011 and at October 1, 2011, $25.0 million of shares remained authorized for repurchase under this stock repurchase program. During the three and nine months ended June 30, 2012, we repurchased and retired 92,700 and 543,200 shares, respectively, of outstanding common stock at an average price of $46.73 and $45.99 per share, respectively, for a total of $4.3 million and $25.0 million, respectively, excluding expenses. At June 30, 2012, no shares remained authorized for repurchase under this repurchase program.

Additional sources of cash available to us were domestic and international currency lines of credit and bank credit facilities totaling $69.7 million as of June 30, 2012, of which $67.6 million was unused and available. These unsecured credit facilities were used in Europe and Japan during the first nine months of fiscal 2012. Our domestic line of credit consists of a $50 million unsecured revolving credit account with Union Bank of California, which expires on May 31, 2014 and is subject to covenants related to financial ratios and tangible net worth. No amounts have been drawn upon our domestic line of credit and $2.1 million of the international currency lines has been used as of June 30, 2012.

Our ratio of current assets to current liabilities was 3.6:1 at June 30, 2012 compared to 3.6:1 at October 1, 2011. Our cash and cash equivalents, short-term investments, working capital and debt obligations are as follows:

	June 30, 2012	October 1, 2011
	(in thousands)
Cash and cash equivalents	$82,580	$167,061
Short-term investments	127,024	53,142
Working capital	434,723	418,241
Total debt obligations	23	34

Contractual Obligations and Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Regulation S-K of the Securities Act of 1933. Information regarding our long-term debt payments, operating lease payments, asset retirement obligations, purchase commitments with suppliers and purchase obligations is provided in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended October 1, 2011. There have been no material changes in contractual obligations outside of the ordinary course of business since October 1, 2011. Information regarding our other financial commitments at June 30, 2012 is provided in the notes to the condensed consolidated financial statements in this filing.

Changes in Financial Condition

Cash provided by operating activities during the first nine months of fiscal 2012 was $43.7 million, which included net income of $50.4 million, depreciation and amortization of $22.1 million, stock-based compensation expense of $12.3 million and $0.1 million other partially offset by cash used by operating assets and liabilities of $41.2 million.

Cash used in investing activities during the first nine months of fiscal 2012 was $104.4 million, which included $73.8 million net purchases of available-for-sale securities and $30.6 million used to acquire property and equipment and improve buildings.

Cash used by financing activities during the first nine months of fiscal 2012 was $15.3 million, which included $25.0 million used to repurchase our common stock and $1.8 million other partially offset by $11.5 million generated from our employee stock option and stock purchase plans.

Changes in exchange rates during the first nine months of fiscal 2012 used $8.5 million.

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

Interest rate sensitivity

A portion of our investment portfolio is composed of fixed income securities. These securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2012, the fair value of the portfolio, based on quoted market prices in active markets involving similar assets, would decline by an immaterial amount. We have the ability to generally hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. If necessary, we may sell short-term investments prior to maturity to meet our liquidity needs.

At June 30, 2012, the fair value of our available-for-sale debt securities was $127.0 million, all of which were classified as short-term investments.  Gross unrealized gains and losses on available-for-sale debt securities were $528,000 and $(25,000), respectively, at June 30, 2012.

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

At June 30, 2012, approximately $144.2 million of our cash, cash equivalents and short-term investments were held outside the U.S. in certain of our foreign operations, $50.3 million of which was denominated in currencies other than the U.S. dollar. In January 2012 we converted $89.8 million of assets formerly denominated in Euro to U.S. dollars and invested those funds in U.S. Treasury securities within a European subsidiary whose functional currency is the U.S. dollar. Accordingly, there is no translation expense arising from these U.S. dollar denominated investments.

A hypothetical 10% change in foreign currency rates on our forward contracts would not have a material impact on our results of operations.

The following table provides information about our foreign exchange forward contracts at June 30, 2012. The table presents the weighted average contractual foreign currency exchange rates, the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date and fair value. The U.S. notional fair value represents the contracted amount valued at June 30, 2012 rates.

Forward contracts to sell (buy) foreign currencies for U.S. dollars (in thousands, except contract rates):

	Average Contract Rate	U.S. Notional Contract Value	U.S. Notional Fair Value
Euro	1.2494	$(45,184)	$(45,819)
Japanese Yen	79.4982	$(1,652)	$(1,650)
British Pound	1.5535	$1,294	$1,307
Korean Won	1,173.3050	$27,917	$28,645
Chinese Renminbi	6.3505	$8,622	$8,661
Singapore Dollar	1.2843	$(1,025)	$(1,038)

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures; as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of June 30, 2012 (“Evaluation Date”).  The controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Income Tax Audits

We are subject to taxation and file income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. For U.S. federal income tax purposes, all years prior to 2009 are closed to examination. In our major state jurisdiction and our major foreign jurisdiction, the years prior to 2007 and 2006, respectively, are closed to examination. In December 2011 and January 2012, our three German subsidiaries received notices of tax audits for the fiscal years 2006 through 2010. These audits are currently in process.

Management believes that it has adequately provided for any adjustments that may result from tax examinations. The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that certain federal, foreign and state tax matters may be concluded in the next 12 months and we anticipate a lapse in certain statute of limitations which could result in a release of tax reserves and related interest expense under ASC 740 "Income Taxes." Specific positions that may be resolved include issues involving research and development credits, transfer pricing and various other matters. The Company estimates that the net unrecognized tax benefits and related interest at June 30, 2012 could be reduced by approximately $0.5 million to $2.5 million in the next 12 months.
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

BUSINESS ENVIRONMENT AND INDUSTRY TRENDS

Risks Associated with Our Industry, Our Business and Market Conditions

Our operating results, including net sales, net income (loss) and adjusted EBITDA in dollars and as a percentage of net sales, as well as our stock price have varied in the past, and our future operating results will continue to be subject to quarterly and annual fluctuations based upon numerous factors, including those discussed in this Item 1A and throughout this report. Our stock price will continue to be subject to daily variations as well. Our future operating results and stock price may not follow any past trends or meet our guidance and expectations.

Our net sales and operating results, such as adjusted EBITDA percentage, net income (loss) and operating expenses, and our stock price have varied in the past and may vary significantly from quarter to quarter and from year to year in the future. We believe a number of factors, many of which are outside of our control, could cause these variations and make them difficult to predict, including:

•	general economic uncertainties in the macroeconomic and local economies facing us, our customers and the markets we serve;

•	access to applicable credit markets by us, our customers and their end customers;

•	fluctuations in demand for our products or downturns in the industries that we serve;

•	the ability of our suppliers, both internal and external, to produce and deliver components and parts, including sole or limited source components, in a timely manner, in the quantity, quality and prices desired;

•	the timing of conversion of bookings to revenue;

•	the concentration of a significant amount of our backlog with a few customers;

•	cancellation of customer orders and rescheduling of shipments;

•	fluctuations in our product mix;

•	the ability of our customers' suppliers to provide sufficient material to support our customers' products;

•	currency fluctuations and stability, in particular the Euro;

•	commodity pricing;

•	introductions of new products and product enhancements by our competitors, entry of new competitors into our markets, pricing pressures and other competitive factors;

•	our ability to develop, introduce, manufacture and ship new and enhanced products in a timely manner without defects;

•	our ability to manage our capacity and that of our suppliers;

•	our increased reliance on domestic and foreign contract manufacturing;

•	the rate of market acceptance of our new products;

•	the ability of our customers to pay for our products;

•	expenses associated with acquisition-related activities;

•	seasonal sales trends;

•	delays or reductions in customer purchases of our products in anticipation of the introduction of new and enhanced products by us or our competitors;

•	our ability to control expenses;

•	the level of capital spending of our customers;

•	potential excess and/or obsolescence of our inventory;

•	costs and timing of adhering to current and developing governmental regulations and reviews relating to our products and business;

•	costs related to acquisitions of technology or businesses;

•	impairment of goodwill, intangible assets and other long term assets;

•	our ability to meet our expectations and forecasts and those of public market analysts and investors;

•	costs and expenses from litigation;

•	the availability of research funding by governments with regard to our customers in the scientific business, such as universities;

•	continued government spending on defense-related projects where we are a subcontractor;

•	government support of the alternative energy industries, such as solar;

•	maintenance of supply relating to products sold to the government on terms which we would prefer not to accept;

•	changes in policy, interpretations, or challenges to the allowability of costs incurred under government cost accounting standards;

•	damage to our reputation as a result of coverage in social media, Internet blogs or other media outlets;

•	managing our and other parties' compliance with contracts in multiple languages and jurisdictions;

•	managing our internal and third party sales representatives and distributors, including compliance with all applicable laws;

•	costs associated with designing around or payment of licensing fees associated with issued patents in our fields of business;

•	the future impact of legislation, rulemaking, and changes in accounting, tax, defense procurement, or export policies; and

•	distraction of management related to acquisition or divestment activities.

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

For the three and nine months ended June 30, 2012, 76% and 76%, respectively, of our net sales were derived from customers outside of the United States. For fiscal 2011, fiscal 2010 and fiscal 2009, 74%, 67% and 66%, respectively, of our net sales were derived from customers outside of the United States. We anticipate that foreign sales, particularly in Asia, will continue to account for a significant portion of our revenues in the foreseeable future.

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

For the three and nine months ended June 30, 2012, our research and development costs were $19.3 million (9.8% of net sales) and $58.4 million (10.1% of net sales), respectively. For our fiscal years 2011, 2010 and 2009, our research and development costs were $81.2 million (10.1% of net sales), $72.4 million (12.0% of net sales) and $61.4 million (14.1% of net sales), respectively. We cannot assure you that our expenditures for research and development will result in the introduction of new products or, if such products are introduced, that those products will achieve sufficient market acceptance or to generate sales to offset the costs of development. Our failure to address rapid technological changes in our markets could adversely affect our business and results of operations.

We participate in the microelectronics market, which requires significant research and development expenses to develop and maintain products and a failure to achieve market acceptance for our products could have a significant negative impact on our business and results of operations.

The microelectronics market is characterized by rapid technological change, frequent product introductions, the volatility of product supply and demand, changing customer requirements and evolving industry standards. The nature of this market requires significant research and development expenses to participate, with substantial resources invested in advance of material sales of our products to our customers in this market. In the event either our customers' or our products fail to gain market acceptance, or the microelectronics market fails to grow, it would likely have a significant negative effect on our business and results of operations.

We participate in the flat panel display market, which has a relatively limited number of end customer manufacturers.  Our backlog, timing of revenues and results of operations could be negatively impacted in the event our customers reschedule orders.

In the flat panel display market, there are a relatively limited number of manufacturers who are the end customers for our products.  Given macroeconomic conditions, varying consumer demand and technical process limitations at manufacturers, our customers may seek to reschedule orders. This could negatively impact our backlog, timing of revenues and results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities during the third quarter of fiscal 2012.

Stock repurchases during the three months ended June 30, 2012 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2012 - April 28, 2012	—	—	—	$4,333,000
April 29, 2012 - May 26, 2012	92,700	$46.73	92,700	—
May 27, 2012 - June 30, 2012	—	—	—	—
Total	92,700	$46.73	92,700	$—

(1) On August 25, 2011, we announced that the Board of Directors had authorized the repurchase of up to $50.0 million of our common stock.  At June 30, 2012, no amount remained authorized for repurchase under this stock repurchase program.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1+	Amended and Restated Loan Agreement between Coherent, Inc. and Union Bank dated May 30, 2012, (Previously filed as Exhibit 10.1 to Form 8-K filed on June 5, 2012). .

10.2+	Amended and Restated Promissory Note (Base Rate), (Previously filed as Exhibit 10.2 to Form 8-K filed on June 5, 2012).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

+    These exhibits were previously filed with the Commission as indicated and are incorporated herein by reference.

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

Coherent, Inc.
(Registrant)

Date:	August 8, 2012	/s/:	JOHN R. AMBROSEO
John R. Ambroseo
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2012	/s/:	HELENE SIMONET
Helene Simonet
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1+	Amended and Restated Loan Agreement between Coherent, Inc. and Union Bank dated May 30, 2012, (Previously filed as Exhibit 10.1 to Form 8-K filed on June 5, 2012). .

10.2+	Amended and Restated Promissory Note (Base Rate), (Previously filed as Exhibit 10.2 to Form 8-K filed on June 5, 2012).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

+    These exhibits were previously filed with the Commission as indicated and are incorporated herein by reference.
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