Form 10-K
period 2012-09-29
COHERENT INC
filed 2012-11-28
CIK 21510

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 29, 2012

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of November 23, 2012, 23,956,302 shares of common stock were outstanding. The aggregate market value of the voting shares (based on the closing price reported on the NASDAQ Global Select Market on March 30, 2012, of Coherent, Inc., held by nonaffiliates was approximately $875,486,753. For purposes of this disclosure, shares of common stock held by persons who own 5% or more of the outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the Rules and Regulations of the Exchange Act. This determination of affiliate status is not necessarily conclusive.
DOCUMENT INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the registrant's fiscal 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of the Form 10-K to the extent stated herein. The Proxy Statement or an amended report on Form 10-K will be filed within 120 days of the registrant's fiscal year ended

Use these links to rapidly review the document

PART IV

September 29, 2012.

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

•positioning in the marketplace and gains of market share;

•design and development of products, services and solutions;

•control of supply chain and partners;

•realization of restructuring benefits;

•protection of intellectual property rights;

•compliance with environmental and safety regulations;

•net sales and operating results;

•variations in stock price;

•market acceptance of products;

•flat panel displays orders and related service orders for fiscal 2013;

•trends in the instrumentation market;

•sufficiency and management of cash, cash equivalents and investments;

•acquisition efforts and utilization of technology from our acquisitions;

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

PART I

ITEM 1.    BUSINESS
GENERAL
Business Overview
Our fiscal year ends on the Saturday closest to September 30. Fiscal years 2012, 2011 and 2010 ended on September 29, October 1, and October 2, respectively, and are referred to in this annual report as fiscal 2012, fiscal 2011 and fiscal 2010 for convenience. Fiscal years 2012, 2011 and 2010 included 52 weeks.
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
We are organized into two operating segments: Commercial Lasers and Components ("CLC") and Specialty Lasers and Systems ("SLS"). This segmentation reflects the go-to-market strategies for various products and markets. While both segments deliver cost-effective photonics solutions, CLC focuses on higher volume products that are offered in set configurations. The product architectures are designed for easy exchange at the point of use such that substantially all product service and repairs are based upon advanced replacement and depot (i.e., factory) repair. CLC's primary markets include materials processing, original equipment manufacturer ("OEM") components and instrumentation and microelectronics. SLS develops and manufactures configurable, advanced performance products largely serving the microelectronics, scientific research and government programs and OEM components and instrumentation markets. The size and complexity of many of the SLS products require service to be performed at the customer site by factory-trained field service engineers.
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
We were originally incorporated in California on May 26, 1966 and reincorporated in Delaware on October 1, 1990. Our common stock is listed on the NASDAQ Global Select Market and we are a member of the Standard & Poor's SmallCap 600 Index and the Russell 2000 Index.
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
There are many types of lasers and one way of classifying them is by the material or medium used to create the lasing action. This can be in the form of a gas, liquid, semiconductor, solid state crystal or fiber. Lasers can also be classified by their output wavelength: ultraviolet, visible, infrared or wavelength tunable. We manufacture all of these laser types. There are also many options in terms of pulsed output versus continuous wave, pulse duration, output power, beam dimensions, etc. In fact, each application has its specific requirements in terms of laser performance. The broad technical depth at Coherent enables us to offer a diverse set of product lines characterized by lasers targeted at growth opportunities and key applications. In all cases, we aim to be the supplier of choice by offering a high-value combination of superior technical performance and high reliability.
Photonics has taken its place alongside electronics as a critical enabling technology for the twenty-first century. Photonics based solutions are entrenched in a broad array of industries that include industrial automation, textile processing, microelectronics, flat panel displays and medical diagnostics, with adoption continuing in ever more diverse applications. Growth in these applications stems from two sources. First, there are many applications where the laser is displacing conventional technology because it can do the job faster, better or more economically. Second, there are new applications where the laser is the enabling tool that makes the work possible (e.g., the production of sub 50 micron microvias); these lasers are used in the manufacturing of high density printed circuit boards ("PCBs") found in the latest smart phones and tablet computers.
Key laser applications include: semiconductor inspection; manufacturing of advanced PCBs; flat panel display manufacturing; solar cell production; medical and bio-instrumentation; materials processing; industrial process and quality control; marking; imaging and printing; graphic arts and display; and, research and development. For example, ultraviolet (“UV”) lasers are enabling the move towards miniaturization, which drives innovation and growth in many markets. In addition, the advent of industrial grade ultrafast lasers continues to open up new applications for laser processing.
OUR STRATEGY
We strive to develop innovative and proprietary products and solutions that meet the needs of our customers and that are based on our core expertise in lasers and optical technologies. In pursuit of our strategy, we intend to:

•
Leverage our technology portfolio and application engineering to lead the proliferation of photonics into broader markets—We will continue to identify opportunities in which our technology portfolio and application engineering can be used to offer innovative solutions and gain access to new markets. We plan to utilize our expertise to increase our market share in the mid to high power material processing applications.

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
Microelectronics
Nowhere is the trend towards miniaturization more prevalent than in the Microelectronics market where smart phones, tablets, ultrabooks, personal computers ("PC's") and televisions ("TV's") are driving advances in displays, integrated circuits and PCBs. In response to market demands and expectations, semiconductor and device manufacturers are continually seeking to improve their process and design technologies in order to manufacture smaller, more powerful and more reliable devices at lower cost. New laser applications and new laser technologies are a key element in delivering higher resolution and higher precision at lower manufacturing cost.
We support three major markets in the microelectronics industry: (1) flat panel display ("FPDs") manufacturing, (2) advanced packaging and interconnects and (3) semiconductor front-end.
Microelectronics—flat panel display manufacturing
The high-volume consumer market is driving the production of FPDs in applications such as mobile phones, tablets, ultrabooks, laptop computers, and TVs. There are several types of established and emerging displays based on quite different technologies, including liquid crystal ("LCD") and organic polymers ("OLED"). Lasers have found applications in each of these technologies given that lasers provide higher process speed, better yield, improved battery life, lower cost and/or superior display brightness and resolution.
Several display types require a high-density pattern of silicon thin film transistors ("TFTs"). If this silicon is polycrystalline, the performance is greatly enhanced. In the past, these polysilicon layers could only be produced on expensive special glass at high temperatures. However, excimer-based processes, such as excimer laser annealing ("ELA") have allowed high-volume production of low-temperature polysilicon ("LTPS") on conventional glass substrates. Our excimer lasers provide an invaluable solution for LTPS because they are the only industrial-grade excimer lasers with the high pulse energy optimized for this application. The current state-of-the-art product for this application is our excimer VYPER laser, which delivers over 1000W of power, enabling customers to scale to current Generation 5 & 5.5 substrates all the way up to Generation 8 sizes. These systems are integral to the manufacturing process on all leading LTPS-based smart phone displays, with the highest commercially available pixel densities of greater than 300 pixels per inch (ppi) and hold the potential for deployment in tablet display and OLED TV manufacturing.
Our AVIA and DIAMOND lasers are also used in other production processes for FPDs. These processes include drilling, cutting, patterning, marking and yield improvement.
Lasers have also become a valuable tool in high-brightness ("HB") LED manufacturing, improving LED performance and yield. LED has seen rapid growth in the last year due to widespread adoption as the light source in all categories of LCD displays, from phones all the way to full size TVs. Our lasers are used in the back-end processing of HB-LEDs.
Microelectronics—advanced packaging and interconnects
After a wafer is patterned, there are then a host of other processes, referred to as back-end processing, which finally result in a packaged encapsulated silicon chip. Ultimately, these chips are then assembled into finished products. The advent of high-speed logic and high-memory content devices has caused chip manufacturers to look for alternative technologies to improve performance and lower process costs. In terms of materials, this search includes new types of materials, such as low-k and thinner silicon. Our AVIA, Talisker and Matrix lasers are providing economical methods of cutting and scribing these wafers while delivering higher yields than traditional mechanical methods.
There are similar trends in chip packaging and PCB manufacturing requiring more compact packaging and denser interconnects. In many cases, lasers present enabling technologies. For instance, lasers are now the only economically practical method for drilling microvias in chip assemblies and in both rigid and flexible PCBs. These microvias are tiny interconnects that are essential for enabling high-density circuitry commonly used in smart phones, tablets and advanced computing systems. Our DIAMOND carbon dioxide ("CO2") and AVIA DPSS lasers are the lasers of choice in this application. The ability of these lasers to operate at very high repetition rates translates into faster drilling speeds and increased throughput in microvia processing applications. In addition, multi-layer circuit boards require more flexible production methods than conventional printing technologies can offer, which has led to widespread adoption of Laser Direct Imaging. Our Paladin laser is used for this application.
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
Detecting the presence of defects is only the first step in preventing their recurrence. After detection, defects must be examined in order to identify their size, shape and the process step in which the defect occurred. This examination is called defect classification. Identification of the sources of defects in the lengthy and complex semiconductor manufacturing process has become essential for maintaining high yield production. Semiconductor manufacturing has become an around-the-clock operation and it is important for products used for inspection, measurement and testing to be reliable and to have long lifetimes. Our Azure, Paladin and Excimer lasers are used to detect and characterize defects in semiconductor chips.
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
Our Semiconductor business provides higher power arrays with powers in excess of 50 kilowatts through its proprietary cooling and stacking technology. This unique technology provides the engine for both our Highlight direct diode systems as well as our kW class fiber laser. Complementing our high power solid state lasers is our industry leading DIAMOND E1000 CO2 laser. Introduced in 2009, this laser remains in high demand due to its high power, small size and completely sealed design - all ideal for material processing.
Combining the high power Direct Diode, Fiber and CO2 offerings with our MetaBeam 1000 flatbed cutting tool provides a strong, compelling four-pronged approach to meeting the needs of our diverse materials processing customers. The new METABEAM 1000 offers the industry's most compact 1kW tool, with tool footprints at least 50% smaller than competitive designs. Operating costs, due to a combination of input power efficiencies and the sealed nature of the DIAMOND series of CO2 lasers, are 50% less than similar, but larger tools.
We also participate in the low to medium power area, including such applications as the cutting, drilling and joining of a host of materials using our DIAMOND CO2 lasers; Highlight FAP semiconductor lasers in OEM opportunities and direct end user applications with the lower power OMNIBEAM and METABEAM cutting tools; applications including cutting, perforating and scoring of paper, thin metals and packaging materials; and various cutting and patterning applications in the textile, wood and sign industries. In the specific area of textiles and clothing, our DIAMOND lasers service older applications, such as cutting complex shapes in leather for footwear, as well as newer applications such as creating detailed fade patterns on designer denims.
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
Bio-instrumentation

Bio-instrumentation applications for lasers include bio-agent detection for point source and standoff detection of pathogens or other bio-toxins; confocal microscopy for biological imaging that allows researchers and clinicians to visualize cellular and subcellular structures and processes with an incredible amount of detail; DNA sequencing that provides automation and data acquisition rates that would be impossible by any other method; drug discovery—genomic and proteomic analyses that enable drug discovery to proceed at very high throughput rates; and flow cytometry for analyzing single cells or populations of cells in a heterogeneous mixture, including blood samples. Specifically, our OBIS, Sapphire, Compass and Coherent CUBE lasers are used in several bio-instrumentation applications.
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
The unique ability of our optically pumped semiconductor lasers ("OPSL") technology to match a wavelength to an application has led to the development of a high-power yellow (577nm) laser for the treatment of eye related diseases, such as Age Related Macular Degeneration and retinal diseases associated with diabetes. The 577nm wavelength was designed to match the peak in absorption of oxygenated hemoglobin thereby allowing treatment to occur at a lower power level, and thus reducing stress and heat-load placed on the eye with traditional green-based (530nm) solid state lasers. Other applications where our OBIS, Genesis and Sapphire series of lasers are used include the retinal scanning market in diagnostic imaging systems as well as new ground breaking in-vivo imaging.
Scientific research and government programs
We are widely recognized as a technology innovator and the scientific market has historically provided an ideal "test market" for our leading-edge innovations. These have included ultrafast lasers, DPSS lasers, continuous-wave ("CW") systems, excimer gas lasers and water-cooled ion gas lasers. Our portfolio of lasers that address the scientific research market is broad and includes our Chameleon, COMPexPro, Evolution, Legend, Libra, MBD, MBR, Vitara, Mira and Verdi lasers. Many of the innovations and products pioneered in the scientific marketplace have become commercial successes for both our OEM customers and us.
We have a large installed base of scientific lasers which are used in a wide range of applications spanning virtually every branch of science and engineering. These applications include biology and life science, engineering, physical chemistry and physics. Most of these applications require the use of ultrafast lasers that enable the generation of pulses short enough to be measured in femto- or attoseconds (10-15 to 10-18 seconds). Because of these very short pulse durations, ultrafast lasers enable the study of fundamental physical and chemical processes with temporal resolution unachievable with any other tool. These lasers also deliver very high peak power and large bandwidths, which can be used to generate many exotic effects. Some of these are now finding their way into mainstream applications, such as microscopy or materials processing. In fact, the use of ultrafast lasers such as the Chameleon in microscopy is now a common occurrence in bio-imaging labs.
FUTURE TRENDS
Microelectronics
Lasers are widely used in mass production microelectronics applications largely because they enable entirely new application capabilities that cannot be realized by any other known means. These laser-based fabrication and testing methods provide a level of precision, typically on a micrometer and nanometer level, that are unique, faster, are touch free, deliver superior end products, increase yields, and/or cut production costs. We anticipate this trend to continue, driven primarily by the increasing sophistication of consumer electronic goods and their convergence via the internet, resulting in increasing demand for better displays, more bandwidth and memory, and all packaged into devices which are lighter, thinner and consume less power. Although this market follows the macro-economic trends and carries inherent risks, we believe that we are well positioned to continue to capitalize on the current market trends and that we will see continued increased adoption of our solid-state, CO2, pulsed fiber, direct diode and excimer lasers, as all these lasers enable entirely new applications, performance improvements and reduced process costs.
LTPS-based high resolution mobile displays (greater than 300ppi), and especially the emergence of OLED technology, is evolving as the prevalent FPD technology. We believe we are well positioned, especially with our Vyper Excimer lasers and LB optical systems, to take advantage of this trend, including the possibility of LTPS-based OLED TVs. CO2, Avia, Talisker and direct diode lasers all seem aligned with the need for related FPD touch panel, film cutting, light guide technology, repair, frit welding and glass cutting applications.

Semiconductor devices look set to continue Moore's Law, shrinking device geometries for at least another decade, as well as expanding vertically into new 3D structures. As a result we believe our many UV laser sources (such as Paladin, Avia, Talisker, ExiStar and Matrix) will continue to find increasing adoption, since their unique optical properties align well with the process demands of a nanometer scale world.
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
Materials processing
The market for low to medium power CO2, solid state and semiconductor lasers used in industrial materials processing has experienced a nice rebound and is expected to see continued growth driven by wider adoption of lasers in new processes especially in emerging markets. Key design wins as well as more favorable markets continue to support our growth in this area. These lasers represent a cost-effective manufacturing solution for cutting, joining, marking and engraving of non-metal materials including marking/coding, flat bed cutting, engraving, as well as the production of capital equipment for apparel and leather goods manufacturing. Our four-pronged approach to the higher power industrial laser market provides us with a unique combination of high power, precision and compact size, which we believe will be highly desirable in existing manufacturing environments as well as those of the future. We offer kilowatt Diamond CO2 lasers, Highlight direct diode lasers and MetaBEAM family of turnkey laser machine tools. We recently introduced a 1kW fiber to round-out our four-pronged strategy. Several factors are enabling us to gain market share in the materials processing market. First, we have developed an expanded portfolio of lasers with a broad spectrum of wavelengths, enabling optimum solutions for virtually every metal and non-metal material type. At the same time, the reliability of these products has been achieved at even higher levels, lowering the cost of ownership.
OEM components and instrumentation
The instrumentation market is seeing a gradual migration from the use of mature laser technologies, such as water-cooled ion gas lasers, to new technologies, primarily based on solid state and semiconductor lasers. Using our unique portfolio of such lasers, as well as our patented OPSL technology, we are able to both assist and stimulate this transition as well as to be the technology of choice for developing applications such as security and clinical diagnostics. Our OPSL technology resulted in the first truly continuous wave solid-state UV laser which enables the use of UV in a clinical as well as a research environment. Furthermore we anticipate greater future opportunities in bio-instrumentation, including DNA sequencing, drug discovery, flow cytometry, and microscopy, based on our product enhancements and evolving market developments, particularly in increased migration from clinical to point-of-care diagnostics. Our newer laser technologies are the basis of a number of clinical procedures. In the area of photocoagulation, the Genesis OPSL yellow lasers are being used as the wavelength is particularly suitable for the treatment of blood vessels. In aesthetic laser procedures, we are an OEM supplier of CO2 and semiconductor lasers to the major manufacturers of equipment used in the latest procedures in dermatology and hair removal. We supply excimer lasers used in refractive eye surgery and are actively involved in further developments in laser vision correction.
Scientific research and government programs
The scientific market benefited from stimulus funding during fiscal 2011, with applications in ultrashort pulses and in bio-research being the drivers of this anticipated expansion. We have recently seen the total amount of government-related funding for scientific research decline to pre-stimulus levels and are uncertain as to impact of the fiscal cliff on future government funding. However, we believe that as we push the boundaries of performance and ease of use in our ultrafast lasers, we have the potential to capture a large share of the available market by enabling our customers to win funding for new research fields that drive discovery. While these markets remain highly competitive, we believe our leadership position and new product pipeline will drive attosecond science boundaries and Biological Imaging ease of use, enabling new research frontiers to be forged and we would expect a gain in market share as a result.

MARKET APPLICATIONS
We design, manufacture and market lasers, laser tools, precision optics and related accessories for a diverse group of customers. The following table lists our major markets and the Coherent technologies serving these markets.*

Market	Application	Technology
Microelectronics	Flat panel display	CO2 DPSS Excimer Ultrafast Semiconductor
	Advanced packaging and interconnects	CO2 DPSS Excimer Ultrafast
	Semiconductor front-end	CO2 DPSS OPSL Excimer Ion
Materials processing	Metal cutting, joining, surface treatment	CO2 Fiber Semiconductor Laser Machine Tools
	Laser marking and coding	CO2 DPSS
	Non-metal cutting, drilling	CO2 DPSS Excimer Semiconductor Laser Machine Tools
OEM components and instrumentation	Bio-Instrumentation	DPSS OPSL Semiconductor Ultrafast
	Graphic arts and display	OPSL CO2
	Medical therapy (OEM)	CO2 DPSS Excimer OPSL Semiconductor
Scientific research and government programs	All scientific applications	DPSS Excimer OPSL Ultrafast
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
Fiber lasers
Fiber lasers use semiconductor lasers to pump a doped optical fiber to produce a laser beam. The unique features of a fiber laser make them suitable for producing high power, continuous wave laser beams. We have introduced a 1 kilowatt fiber laser. Our fiber laser design has several unique features including a modular design for improved serviceability and diode bar based pumping. Due to packaging efficiency, diode bars reduce the overall cost of a fiber laser. Some of the most critical components inside a fiber laser include the gain fiber itself and the diodes providing the pump power. We are well positioned as a fiber laser supplier since we are vertically integrated with respect to these key technologies; we use diode bars and fiber manufactured in-house. We plan to continue to drive cost reduction in our diode laser pumps and demonstrate the scalability of the platform by moving up the power scale into the multi kilowatt regime. This platform will address the growing high power metal cutting and joining market.
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
Our OPSL products are well suited to a wide range of applications, including the bio-instrumentation, medical therapeutics and graphic arts and display markets. In fiscal 2009, our Genesis yellow laser continued to make progress in ophthalmology and we have expanded our offerings in the area of entertainment lighting using a variety of products across the visible spectrum. We also continue to expand our ultraviolet version of the OPSL platform called the Genesis, which was developed for the bio-instrumentation market.
Semiconductor lasers
High power edge emitting semiconductor diode lasers use the same principles as widely-used CD and DVD lasers, but produce significantly higher power levels. The advantages of this type of laser include smaller size, longer life, enhanced reliability and greater efficiency. We manufacture a wide range of discrete semiconductor laser products with wavelengths ranging from 650nm to over 1000nm and output powers ranging from 1W to over 100W, with highly integrated products in the kW range. These products are available in a variety of industry standard form factors including the following: bare die, packaged and fiber coupled single emitters and bars, monolithic stacks, and fully integrated modules with microprocessor controlled units that contain power supplies and active coolers.
Our semiconductor lasers are used internally as the pump lasers in DPSS, fiber and OPSL products that are manufactured by us, as well as a wide variety of external medical, OEM, military and industrial applications, including aesthetic (hair removal, cosmetic dentistry), graphic arts, counter measures, rangefinders, target designators, and plastic welding.
Ultrafast ("UF") Lasers
Ultrafast lasers are lasers generating light pulses with durations of a few femtoseconds (10-15 seconds) to a few tens of picoseconds (10-11 seconds). These types of lasers are primarily used for scientific research and also are finding use in sophisticated materials processing applications. Ultrafast lasers are usually pumped by a green DPSS laser. UF laser oscillators generate a train of pulses at 50-100 MHz, with peak powers of tens of kilowatts, and UF laser amplifiers generate pulses at 1-10 kHz, with peak powers up to several Terawatts.
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
SALES AND MARKETING
We market our products domestically through a direct sales force. Our foreign sales are made principally to customers in Japan, South Korea, Germany and other European and Asia-Pacific countries. We sell internationally through direct sales personnel located in Canada, France, Germany, Italy, Japan, the Netherlands, China, South Korea, Taiwan and the United Kingdom, as well as through independent representatives in certain jurisdictions around the world. Foreign sales accounted for 76% of our total net sales in fiscal 2012, 74% of our total net sales in fiscal 2011 and 67% of our total net sales in fiscal 2010. In fiscal 2012, sales to Asian markets continued to grow at a faster rate than sales to other geographic regions. Sales made to independent representatives and distributors are generally priced in U.S. dollars. A large portion of foreign sales that we make directly to customers are priced in local currencies and are therefore subject to currency exchange fluctuations. Foreign sales are also subject to other normal risks of foreign operations such as protective tariffs, export and import controls and political instability.
We had two customers during fiscal 2012 who contributed more than 10% of revenue, Japan Steel Works, Ltd. and Advanced Process Systems Corporation. There were no major customers over 10% of revenues for fiscal 2011 or 2010.
To support our sales efforts we maintain and continue to invest in a number of applications centers around the world, where our applications experts work closely with customers on developing laser processes to meet their manufacturing needs. The applications span a wide range, but are mostly centered around the materials processing and microelectronics markets. Locations include several facilities in the US, Europe and Asia.
We maintain customer support and field service staff in major markets within the United States, Europe, Japan, China, South Korea, Taiwan and other Asia-Pacific countries. This organization works closely with customers, customer groups and independent representatives in servicing equipment, training customers to use our products and exploring additional applications of our technologies.
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
RESEARCH AND DEVELOPMENT
We are committed to the development of new products, as well as the improvement and refinement of existing products, including better cost-of-ownership. Our development efforts are focused on designing and developing products, services and solutions that anticipate customers' changing needs and emerging technological trends. Our efforts are also focused on identifying the areas where we believe we can make valuable contributions. Research and development expenditures for fiscal 2012 were $78.3 million, or 10.2% of net sales compared to $81.2 million, or 10.1% of net sales for fiscal 2011 and $72.4 million, or 12.0% of net sales for fiscal 2010. We work closely with customers, both individually and through our sponsored seminars, to develop products to meet customer application and performance needs. In addition, we are working with leading research and educational institutions to develop new photonics based solutions.
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
Committed to quality and customer satisfaction, we design and produce many of our own components and sub-assemblies in order to retain quality control. We have also outsourced certain components, sub-assemblies and finished goods where we can maintain our high quality standards while improving our cost structure. In 2007, we embarked on a plan to consolidate and close certain of our manufacturing facilities in order to reduce our footprint, realize synergies, and improve our cost structure and operating leverage. We have successfully executed this plan and closed six of our manufacturing facilities including Auburn and Lundy, California; St. Louis, Missouri; Montreal, Canada; Munich, Germany; and Tampere, Finland. The manufacturing of products from these six facilities were transferred to our other facilities or outsourced to our contract manufacturing partners.
As part of our strategy to increase our market share and customer support in Asia as well as our continuing efforts to manage costs, we acquired the business assets of privately-held Hypertronics in the second quarter of fiscal 2011. Hypertronics' assets included an engineering and integration center in Singapore and a low cost manufacturing facility in Penang, Malaysia.  We have increased the footprint of both the Singapore and Malaysia factories and plan to use these operations to serve as a nucleus for laser manufacturing and repair in Asia.  This will allow us to reduce service response time and inventories, providing benefits to us and to our customers.  We have also established an International Procurement Office in Singapore and plan to increase our sourcing of materials from Asia. As this function is developed, we will be able to reduce material costs on a global basis. In fiscal 2012, we opened a tube refurbishment manufacturing site in South Korea to better service our customers in that region.
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
Raw materials or sub-components required in the manufacturing process are generally available from several sources. However, we currently purchase several key components and materials, including exotic materials, crystals and optics, used in the manufacture of our products from sole source or limited source suppliers. We also purchase assemblies and turnkey solutions from contract manufacturers based on our proprietary designs. We rely on our own production and design capability to manufacture and specify certain strategic components, crystals, fibers, semiconductor lasers, lasers and laser based systems.
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
Operations
Our products are manufactured at our sites in Santa Clara and Sunnyvale, California; Wilsonville, Oregon; East Hanover, New Jersey; Bloomfield, Connecticut; Lübeck, Germany; Göttingen, Germany; Glasgow, Scotland; Salem, New Hampshire; Kallang Sector, Singapore; and Penang, Malaysia. In addition, we also use contract manufacturers for the production of certain assemblies and turnkey solutions. Our ion gas lasers, a portion of our DPSS lasers that are used in microelectronics, scientific research and materials processing applications, semiconductor lasers, fiber lasers and ultrafast scientific lasers are manufactured at our Santa Clara, California site. Our laser diode module products, laser instrumentation products, test and measurement equipment products are manufactured in Wilsonville, Oregon. We manufacture exotic crystals in East Hanover, New Jersey and both active and passive fibers are manufactured in our Salem, New Hampshire facility. Our CO2 gas lasers are manufactured in Bloomfield, Connecticut. We manufacture a portion of our DPSS lasers used in microelectronics and OEM components and instrumentation applications in Lübeck, Germany. Our excimer gas laser products are manufactured in Göttingen, Germany. We manufacture the fiber-based lasers and a portion of our DPSS lasers used in microelectronics and scientific research applications in Glasgow, Scotland. Our facility in Sunnyvale, California grows the aluminum-free materials that are incorporated into our semiconductor lasers. We have transferred several products and subassemblies for manufacture at our Singapore and Malaysia facilities and we are in the process of transferring additional product manufacturing to Singapore and Malaysia as part of our Asia strategy. We refurbish excimer tubes at our manufacturing site in South Korea.
INTELLECTUAL PROPERTY
We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. As of September 29, 2012, we held approximately 403 U.S. and foreign patents, which expire from 2013 through 2029 (depending on the payment of maintenance fees) and we have approximately 136 additional pending patent applications that have been filed. The issued patents cover various products in all of the major markets that we serve.
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
BACKLOG
At fiscal 2012 year-end, our backlog of orders scheduled for shipment (generally within one year) was $352.8 million compared to $356.5 million at fiscal 2011 and $262.0 million at fiscal 2010 year-end. Orders used to compute backlog are generally cancelable without substantial penalties. Historically, the rate of cancellation experienced by us has not been significant though we cannot guarantee that cancellations will not increase in the future.
SEASONALITY
We have historically experienced decreased bookings and revenue in the first fiscal quarter compared to other quarters in our fiscal year due to the impact of time off and business closures at many of our customers due to year-end holidays. This historical pattern should not be considered a reliable indicator of the Company's future net sales or financial performance.
EMPLOYEES
As of fiscal 2012 year-end, we had 2,328 employees. Approximately 371 of our employees are involved in research and development; 1,384 of our employees are involved in operations, manufacturing, service and quality assurance; and 573 of our employees are involved in sales, order administration, marketing, finance, information technology and other administrative functions. Our success will depend in large part upon our ability to attract and retain employees. We face competition in this regard from other companies, research and academic institutions, government entities and other organizations. We consider our relations with our employees to be good.
ACQUISITIONS
In July 2012, we acquired all of the outstanding shares of MiDAZ Lasers Ltd for approximately $3.8 million in cash. MiDAZ was a technology-based acquisition. We intend to utilize the acquired technology in low cost, compact pulsed solid state lasers. MiDAZ has been included in our Specialty Lasers and Systems segment.
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
Please refer to "Note 4. Business Combinations" of Notes to Consolidated Financial Statements under Item 15 of this annual report for further discussion of the acquisition completed during fiscal 2012.
RESTRUCTURINGS AND CONSOLIDATION
There were no new restructuring activities undertaken during fiscal 2012. During the first quarter of fiscal 2010, we acquired the assets and certain liabilities of StockerYale's laser module product line in Montreal, Canada and began to transition those activities to contract manufacturers and other Coherent facilities in Salem, Massachusetts, Wilsonville, Oregon and Sunnyvale, California. The transfer was completed in the second quarter of fiscal 2011. The fiscal 2010 severance related costs were primarily comprised of severance pay, outplacement services, medical and other related benefits for employees being terminated due to the transition of activities out of Montreal, Canada, and Tampere, Finland. The fiscal 2011 severance related costs were primarily comprised of severance pay, outplacement services, medical and other related benefits for employees being terminated due to the transition of activities out of Tampere, Finland.
During the second quarter of fiscal 2009, we announced our plans to close our facilities in Tampere, Finland and St. Louis, Missouri. The closure of our St. Louis, Missouri and Yokohama, Japan sites were completed in the fourth quarter of fiscal 2009. The closure of our Finland site was scheduled for completion by the end of fiscal 2010, but we decided to delay the closure due to increased demand for products manufactured in Finland. In the second quarter of fiscal 2011, we ceased manufacturing operations in our Finland facility and we exited the facility in the third quarter of fiscal 2011. These closure plans resulted in charges primarily for employee termination and other exit related costs associated with a plan approved by management. We completed the last restructuring activities under these plans during fiscal 2012.
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
SEGMENT INFORMATION
We are organized into two operating segments: Commercial Lasers and Components ("CLC") and Specialty Lasers and Systems ("SLS"). This segmentation reflects the go-to-market strategies for various products and markets. While both segments work to deliver cost-effective photonics solutions, CLC focuses on higher volume products that are offered in set configurations. The product architectures are designed for easy exchange at the point of use such that product service and repairs are based upon advanced replacement and depot (i.e., factory) repair. CLC's primary markets include materials processing, OEM components and instrumentation and microelectronics. SLS develops and manufacturers configurable, advanced-performance products largely serving the microelectronics, scientific research and government programs and OEM components and instrumentation markets. The size and complexity of many of the SLS products require service to be performed at the customer site by factory-trained field service engineers.
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
FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES
Financial information relating to foreign and domestic operations for fiscal years 2012, 2011 and 2010, is set forth in Note 18, "Segment and Geographic Information" of our Notes to Consolidated Financial Statements under Item 15 of this annual report.

ITEM 1A. RISK FACTORS

You should carefully consider the followings risks when considering an investment in our Common Stock. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our Common Stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by us. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” and the risk of our businesses described elsewhere in this annual report. Additionally, these risks and uncertainties described herein are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our business, results of operations or financial conditions.

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

•	the timing of conversion of bookings to revenue;

•	the concentration of a significant amount of our backlog with a few customers;

•	cancellation of customer orders and rescheduling of shipments;

•	fluctuations in our product mix;

•	the ability of our customers' other suppliers to provide sufficient material to support our customers' products;

•	currency fluctuations and stability, in particular the Euro and the US dollar as compared to other international currencies;

•	commodity pricing;

•	introductions of new products and product enhancements by our competitors, entry of new competitors into our markets, pricing pressures and other competitive factors;

•	our ability to develop, introduce, manufacture and ship new and enhanced products in a timely manner without defects;

•	our ability to manage our capacity and that of our suppliers;

•	our increased reliance on contract manufacturing;

•	the rate of market acceptance of our new products;

•	the ability of our customers to pay for our products;

•	expenses associated with acquisition-related activities;

•	seasonal sales trends;

•	access to applicable credit markets by us, our customers and their end customers;

•	delays or reductions in customer purchases of our products in anticipation of the introduction of new and enhanced products by us or our competitors;

•	our ability to control expenses;

•	the level of capital spending of our customers;

•	potential excess and/or obsolescence of our inventory;

•	costs and timing of adhering to current and developing governmental regulations and reviews relating to our products and business;

•	costs related to acquisitions of technology or businesses;

•	impairment of goodwill, intangible assets and other long-lived assets;

•	our ability to meet our expectations and forecasts and those of public market analysts and investors;

•	the availability of research funding by governments with regard to our customers in the scientific business, such as universities;

•	continued government spending on defense-related projects where we are a subcontractor;

•	maintenance of supply relating to products sold to the government on terms which we would prefer not to accept;

•	changes in policy, interpretations, or challenges to the allowability of costs incurred under government cost accounting standards;

•	damage to our reputation as a result of coverage in social media, Internet blogs or other media outlets;

•	managing our and other parties' compliance with contracts in multiple languages and jurisdictions;

•	managing our internal and third party sales representatives and distributors, including compliance with all applicable laws;

•	impact of government economic policies on macroeconomic conditions;

•	costs and expenses from litigation;

•	costs associated with designing around or payment of licensing fees associated with issued patents in our fields of business;

•	government support of the alternative energy industries, such as solar;

•	the future impact of legislation, rulemaking, and changes in accounting, tax, defense procurement, or export policies; and

•	distraction of management related to acquisition or divestment activities.

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

Due to these and other factors, such as varying product mix, we believe that quarter-to-quarter and year-to-year comparisons of our historical operating results may not be meaningful. You should not rely on our results for any quarter or year as an indication of our future performance. Our operating results in future quarters and years may be below public market analysts' or investors' expectations, which would likely cause the price of our stock to fall. In addition, over the past several years, the stock market has experienced extreme price and volume fluctuations that have affected the stock prices of many technology companies both in and outside our industry. There has not always been a direct correlation between this volatility and the performance of particular companies subject to these stock price fluctuations. Further, over the last twelve months, equity markets around the world have significantly fluctuated across most sectors. These factors, as well as general economic and political conditions or investors' concerns regarding the credibility of corporate financial statements, may have a material adverse effect on the market price of our stock in the future.

We are exposed to risks associated with worldwide economic conditions and related uncertainties which could negatively impact demand for our products and results of operations.

Volatility and disruption in the capital and credit markets, depressed consumer confidence, government economic policies, negative economic conditions, volatile corporate profits and reduced capital spending could negatively impact demand for our products. In particular, it is difficult to develop and implement strategy, sustainable business models and efficient operations, as well as effectively manage supply chain relationships in the face of such conditions including uncertainty regarding the ability of some of our suppliers to continue operations and provide us with uninterrupted supply flow. Our ability to maintain our research and development investments in our broad product offerings may be adversely impacted in the event that our sales decline and do not increase in the future. Spending and the timing thereof by consumers and businesses has a significant impact on our results and, where such spending is delayed or canceled, it could have a material negative impact on our operating results. The current global economic conditions remain uncertain and challenging. Weakness in our end markets could negatively impact our revenue, gross margin and operating expenses, and consequently have a material adverse effect on our business, financial condition and results of operations.

In the United States, uncertainty over U.S. fiscal policy, including the potential for the so-called “fiscal cliff” has likely had a recent adverse impact on U.S. financial markets and overall economic activity.  The “fiscal cliff” refers to a series of tax increases and government spending reductions that will automatically occur at the end of 2012 in the absence of Congressional action to delay or offset these actions.  If ultimately realized, the fiscal cliff would likely negatively impact global economic activity, including possibly sending the U.S. into a new recession.  It would also likely have negative repercussions on U.S. and global credit and financial markets, and further exacerbate sovereign debt concerns in the European Union.  All of these factors would likely adversely impact the global demand for our products and the performance of our investments, and would likely have a material adverse effect on our business, results of operations and financial condition.

The financial turmoil which recently affected the banking system and financial markets continues to negatively impact financial institutions and has resulted in tighter credit markets, and lower levels of liquidity in some financial markets. There could be a number of follow-on effects from the tightened credit environment on our business, including the insolvency of key suppliers or their inability to obtain credit to finance development and/or manufacture products resulting in product delays; inability of customers to obtain credit to finance purchases of our products and/or customer insolvencies; and failure of financial institutions negatively impacting our treasury functions. In the event our customers are unable to obtain credit or otherwise pay for our shipped products it could significantly impact our ability to collect on our outstanding accounts receivable. Other income and expense also could vary materially from expectations depending on gains or losses realized on the sale or exchange of financial instruments; impairment charges resulting from revaluations of debt and equity securities and other investments; interest rates; cash balances; and changes in fair value of derivative instruments. Volatility in the financial markets and any overall economic uncertainty increase the risk that the actual amounts realized in the future on our financial instruments could differ significantly from the fair values currently assigned to them. Uncertainty about current global economic conditions could also continue to increase the volatility of our stock price.

In addition, political and social turmoil related to international conflicts, terrorist acts and civil unrest may put further pressure on economic conditions in the United States and abroad. Unstable economic, political and social conditions make it difficult for our customers, our suppliers and us to accurately forecast and plan future business activities. If such conditions persist, our business, financial condition and results of operations could suffer. Additionally, unstable economic conditions can provide significant pressures and burdens on individuals, which could cause them to engage in inappropriate business conduct. See “Part II, Item 4A. CONTROLS AND PROCEDURES-Inherent Limitations over Internal Control.”

We depend on sole source or limited source suppliers, both internal and external, for some of our key components and materials, including exotic materials, certain cutting-edge optics and crystals, in our products, which make us susceptible to supply shortages or price fluctuations that could adversely affect our business.

We currently purchase several key components and materials used in the manufacture of our products from sole source or limited source suppliers, both internal and external. Our failure to timely receive these key components and materials, such as the large optics used in our flat panel display manufacturing applications, could cause delays in the shipment of our products. Some of these suppliers are relatively small private companies that may discontinue their operations at any time and which may be particularly susceptible to prevailing economic conditions. Some of our suppliers are located in regions which may be susceptible to natural disasters, such as last year's flooding in Thailand and the earthquake, tsunami and resulting nuclear disaster in Japan and this year's severe flooding and power loss in the Eastern part of the United States. We typically purchase our components and materials through purchase orders or agreed upon terms and conditions and we do not have guaranteed supply arrangements with many of these suppliers. Some of our products, particularly in the flat panel display industry, require designs and specifications which are at the cutting-edge of available technologies. Our and our customers' designs and specifications frequently change to meet rapidly evolving market demands. Accordingly certain of our products require components and supplies which may be technologically difficult and unpredictable to manufacture. These characteristics further pressure the timely delivery of such components. We may fail to obtain these supplies in a timely manner in the future. We may experience difficulty identifying alternative sources of supply for certain components used in our products and may have to incur expenses and management distraction in assisting our current and future suppliers to meet our and our customers' technical requirements. We would experience further delays while identifying, evaluating and testing the products of these potential alternative suppliers. Furthermore, financial or other difficulties faced by these suppliers or significant changes in demand for these components or materials could limit their availability. We continue to consolidate our supply base and move supplier locations. When we transition locations we may increase our inventory of such products as a “safety stock” during the transition, which may cause the amount of inventory reflected on our balance sheet to increase. Additionally, many of our customers rely on sole source suppliers. In the event of a disruption of our customers' supply chain, orders from our customers could decrease or be delayed.

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

The microelectronics market is characterized by rapid technological change, frequent product introductions, the volatility of product supply and demand, changing customer requirements and evolving industry standards. The nature of this market requires significant research and development expenses to participate, with substantial resources invested in advance of material sales of our products to our customers in this market. Additionally, our product offerings may become obsolete given the frequent introduction of alternative technologies. In the event either our customers' or our products fail to gain market acceptance, or the microelectronics market fails to grow, it would likely have a significant negative effect on our business and results of operations.

We participate in the flat panel display market, which has a relatively limited number of end customer manufacturers.  Our backlog, timing of revenues and results of operations could be negatively impacted in the event our customers reschedule orders.

In the flat panel display market, there are a relatively limited number of manufacturers who are the end customers for our annealing products.  Given macroeconomic conditions, varying consumer demand and technical process limitations at manufacturers, our customers may seek to reschedule or cancel orders. Challenges in meeting evolving technological requirements for these complex products by us and our suppliers could also result in delays in shipments, rescheduled or canceled orders by our customers. This could negatively impact our backlog, timing of revenues and results of operations.

Some of our laser systems are complex in design and may contain defects that are not detected until deployed by our customers, which could increase our costs and reduce our revenues.

Lasers and laser systems are inherently complex in design and require ongoing regular maintenance. The manufacture of our lasers, laser products and systems involves a highly complex and precise process. As a result of the technological complexity of our products, in particular the flat panel annealing systems, changes in our or our suppliers' manufacturing processes or the inadvertent use of defective materials by us or our suppliers could result in a material adverse effect on our ability to achieve acceptable manufacturing yields and product reliability. To the extent that we do not achieve and maintain our projected yields or product reliability, our business, operating results, financial condition and customer relationships would be adversely affected. We provide warranties on a majority of our product sales, and reserves for estimated warranty costs are recorded during the period of sale. The determination of such reserves requires us to make estimates of failure rates and expected costs to repair or replace the products under warranty. We typically establish warranty reserves based on historical warranty costs for each product line. If actual return rates and/or repair and replacement costs differ significantly from our estimates, adjustments to cost of sales may be required in future periods which could have an adverse effect on our results of operations.

Our customers may discover defects in our products after the products have been fully deployed and operated under the end user's peak stress conditions. In addition, some of our products are combined with products from other vendors, which may contain defects. As a result, should problems occur, it may be difficult to identify the source of the problem. If we are unable to identify and fix defects or other problems, we could experience, among other things:

•	loss of customers or orders;

•	increased costs of product returns and warranty expenses;

•	damage to our brand reputation;

•	failure to attract new customers or achieve market acceptance;

•	diversion of development and engineering resources; and

•	legal actions by our customers and/or their end users.

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

Although we have not recognized any material losses on our cash, cash equivalents and short-term investments, future declines in their market values could have a material adverse effect on our financial condition and operating results. Given the global nature of our business, we have investments both domestically and internationally. There has recently been growing pressure on the creditworthiness of sovereign nations, particularly in Europe where a significant portion of our cash, cash equivalents and short-term investments are invested, which results in corresponding pressure on the valuation of the securities issued by such nations. Additionally, our overall investment portfolio is often concentrated in certificates of deposit and money market funds. We maintain a mix of government-issued securities. Credit ratings and pricing of these investments can be negatively impacted by liquidity, credit deterioration or losses, financial results, or other factors. Additionally, liquidity issues or political actions by sovereign nations could result in decreased values for our investments in certain government securities. As a result, the value or liquidity of our cash, cash equivalents and short-term investments could decline or become materially impaired, which could have a material adverse effect on our financial condition and operating results. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”

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

Our current products address a broad range of commercial and scientific research applications in the photonics markets. We cannot assure you that the market for these applications will continue to generate significant or consistent demand for our products. Demand for our products could be significantly diminished by disrupting technologies or products that replace them or render them obsolete. Furthermore, the new and enhanced products in certain markets generally continue to be smaller in size and have lower ASPs, and therefore, we have to sell more units to maintain revenue levels. Accordingly, we must continue to invest in research and development in order to develop competitive products.

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

For fiscal 2012, fiscal 2011 and fiscal 2010, 76%, 74% and 67%, respectively, of our net sales were derived from customers outside of the United States. We anticipate that foreign sales, particularly in Asia, will continue to account for a significant portion of our revenues in the foreseeable future.

A global economic slowdown or a natural disaster could have a negative effect on various foreign markets in which we operate, such as the earthquake, tsunami and resulting nuclear disaster during fiscal 2011 in Japan and last year's flooding in Thailand. Such a slowdown may cause us to reduce our presence in certain countries, which may negatively affect the overall level of business in such countries. Our foreign sales are primarily through our direct sales force. Additionally, some foreign sales are made through foreign distributors and resellers. Our foreign operations and sales are subject to a number of risks, including:

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

Under accounting principles generally accepted in the United States, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered include a change in circumstances indicating that the carrying value of our goodwill or other intangible assets may not be recoverable include declines in our stock price and market capitalization or future cash flows projections. We recorded a charge during the fourth quarter of fiscal 2012 related to the impairment of intangibles in our SLS operating segment relating to the decision to discontinue the legacy Hypertronics products. A decline in our stock price, or any other adverse change in market conditions, particularly if such change has the effect of changing one of the critical assumptions or estimates we used to calculate the estimated fair value of our reporting units, could result in a change to the estimation of fair value that could result in an impairment charge. Any such material charges, whether related to goodwill or purchased intangible assets, may have a material negative impact on our financial and operating results.

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

Customers often view the purchase of our products as a significant and strategic decision. As a result, customers typically expend significant effort in evaluating, testing and qualifying our products before making a decision to purchase them, resulting in a lengthy initial sales cycle. While our customers are evaluating our products and before they place an order with us, we may incur substantial sales and marketing and research and development expenses to customize our products to the customers' needs. We may also expend significant management efforts, increase manufacturing capacity and order long lead-time components or materials prior to receiving an order. Even after this evaluation process, a potential customer may not purchase our products. As a result, these long sales cycles may cause us to incur significant expenses without ever receiving revenue to offset such expenses.

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

Our manufacturing strategy includes partnering with contract manufacturers to outsource non-core subassemblies and less complex turnkey products, including some performed at international sites located in Asia and Eastern Europe. Additionally, we have outsourced the manufacture of certain of our optics components to certain third parties. Our ability to resume internal manufacturing operations for certain products and components in a timely manner may be eliminated. The cost, quality, performance and availability of contract manufacturing operations are and will be essential to the successful production and sale of many of our products. Our financial condition or results of operation could be adversely impacted if any contract manufacturer or other supplier is unable for any reason, including as a result of the impact of worldwide economic conditions, to meet our cost, quality, performance, and availability standards. We may not be able to provide contract manufacturers with product volumes that are high enough to achieve sufficient cost savings. If shipments fall below forecasted levels, we may incur increased costs or be required to take ownership of the inventory. Also, our ability to control the quality of products produced by contract manufacturers may be limited and quality issues may not be resolved in a timely manner, which could adversely impact our financial condition or results of operations.

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

From time to time new regulations are enacted, and it is difficult to anticipate how such regulations will be implemented and enforced. We continue to evaluate the necessary steps for compliance with regulations as they are enacted. These regulations include, for example, the Registration, Evaluation, Authorization and Restriction of Chemical substances (“REACH”), the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive (“RoHS”) and the Waste Electrical and Electronic Equipment Directive (“WEEE”) enacted in the European Union which regulate the use of certain hazardous substances in, and require the collection, reuse and recycling of waste from, certain products we manufacture. This and similar legislation that has been or is in the process of being enacted in Japan, China, Korea and various states of the United States may require us to re-design our products to ensure compliance with the applicable standards, for example by requiring the use of different types of materials. These redesigns or alternative materials may detrimentally impact the performance of our products, add greater testing lead-times for product introductions or have other similar effects. We believe we comply with all such legislation where our products are sold and we will continue to monitor these laws and the regulations being adopted under them to determine our responsibilities. In addition, we are monitoring legislation relating to the reduction of carbon emissions from industrial operations to determine whether we may be required to incur any additional material costs or expenses associated with our operations. We are not currently aware of any such material costs or expenses. The SEC has recently promulgated rules requiring disclosure regarding the use of certain “conflict minerals” mined from the Democratic Republic of Congo and adjoining countries and procedures regarding a manufacturer's efforts to prevent the sourcing of such minerals. The implementation of such rules may require significant additional expense, particularly in the event that only a limited pool of suppliers are available to certify that products are free from “conflict minerals.” Our failure to comply with any of the foregoing regulatory requirements or contractual obligations could result in our being directly or indirectly liable for costs, fines or penalties and third-party claims, and could jeopardize our ability to conduct business in the United States and foreign countries.

Our and our customers' operations would be seriously harmed if our logistics or facilities or those of our suppliers, our customers' suppliers or our contract manufacturers were to experience catastrophic loss.

Our and our customers' operations, logistics and facilities and those of our suppliers and contract manufacturers could be subject to a catastrophic loss from fire, flood, earthquake, volcanic eruption, work stoppages, power outages, acts of war, pandemic illnesses, energy shortages, theft of assets, other natural disasters or terrorist activity. A substantial portion of our research and development activities, manufacturing, our corporate headquarters and other critical business operations are located near major earthquake faults in Santa Clara, California, an area with a history of seismic events. Any such loss or detrimental impact to any of our operations, logistics or facilities could disrupt our operations, delay production, shipments and revenue and result in large expenses to repair or replace the facility. While we have obtained insurance to cover most potential losses, after reviewing the costs and limitations associated with earthquake insurance, we have decided not to procure such insurance. We believe that this decision is consistent with decisions reached by numerous other companies located nearby. We cannot assure you that our existing insurance coverage will be adequate against all other possible losses.
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
Like many modern multinational corporations, we maintain a global information technology system, including software products licensed from third parties. Any system, network or Internet failures, misuse by system users, the hacking into or disruption caused by the unauthorized access by third parties or loss of license rights could disrupt our ability to timely and accurately manufacture and ship products or to report our financial information in compliance with the timelines mandated by the SEC. Any such failure, misuse, hacking, disruptions or loss would likely cause a diversion of management's attention from the underlying business and could harm our operations. In addition, a significant failure of our global information technology system could adversely affect our ability to complete an evaluation of our internal controls and attestation activities pursuant to Section 404 of the Sarbanes-Oxley Act of 2002.
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

For our fiscal years 2012, 2011 and 2010, our research and development costs were $78.3 million (10.2% of net sales), $81.2 million (10.1% of net sales) and $72.4 million (12.0% of net sales), respectively. We cannot assure you that our expenditures for research and development will result in the introduction of new products or, if such products are introduced, that those products will achieve sufficient market acceptance or to generate sales to offset the costs of development. Our failure to address rapid technological changes in our markets could adversely affect our business and results of operations.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
Not Applicable.

ITEM 2.    PROPERTIES
Our corporate headquarters is located in Santa Clara, California. At fiscal 2012 year-end, our primary locations were as follows (all square footage is approximate) (unless otherwise indicated, each property is utilized jointly by our two segments):

	Description	Use	Term
Santa Clara, CA	8.5 acres of land, 200,000 square foot building	Corporate headquarters, manufacturing, R&D	Owned
Santa Clara, CA (3)	90,120 square foot building	Office, manufacturing	Leased through July 2020
Sunnyvale, CA (1)(3)	24,000 square foot building	Office, manufacturing, R&D	Leased through December 2018
Bloomfield, CT (1)	61,155 square foot building	Office, manufacturing, R&D	Leased through December 2017
Bloomfield, CT (1)	4,500 square foot building	Manufacturing, warehouse	Leased through December 2012, 12 month extension options
East Hanover, NJ (2)	30,000 square foot building	Office, manufacturing, R&D	Leased through October 2014
Wilsonville, OR (1)	41,250 square foot building	Office, manufacturing, R&D	Leased through December 2018
Salem, NH(1)(3)	44,153 square foot building	Office, manufacturing, R&D	Leased through October 2019
Dieburg, Germany	31,306 square foot building	Office	Leased through December 2020
Göttingen, Germany(2)	7.6 acres of land, several buildings totaling 132,100 square feet	Office, manufacturing, R&D	Owned
Lübeck, Germany (2)	41,328 square foot building	Office, manufacturing, R&D	Leased through December 2014
Lübeck, Germany (2)	22,583 square foot building	Office, manufacturing, R&D	Leased through December 2014 with option to purchase building
Lübeck, Germany (2)	8,159 square foot building	Manufacturing	Leased through December 2018
Lübeck, Germany (2)(3)	7,578 square foot building	Manufacturing, warehouse	Leased through December 2013
Tokyo, Japan	17,602 square foot building	Office	Leased through June 2015
Glasgow, Scotland (2)	2 acres of land, 30,000 square foot building	Office, manufacturing, R&D	Owned
YongIn-Si, South Korea (2)	33,659 square foot building	Office, manufacturing	Leased through November 2017
Kallang Sector, Singapore (2)	31,894 square foot building	Office, manufacturing	Leased through March 2016
Penang, Malaysia (2)	13,455 square foot building	Office, manufacturing	Leased through August 2014
_________________________________________

(1)	This facility is utilized primarily by our CLC operating segment.

(2)	This facility is utilized primarily by our SLS operating segment.

(3)	Portions of this property are not fully utilized.
We maintain other sales and service offices under varying leases expiring from 2013 through 2019 in the United States, Japan, South Korea, China, Taiwan, Germany, France, Italy, the United Kingdom and the Netherlands.
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
Derivative Lawsuits
Between February 15, 2007 and March 2, 2007, three purported shareholder derivative lawsuits were filed in the United States District Court for the Northern District of California against certain of the Company's current and former officers and directors. The Company was named as a nominal defendant. The complaints generally allege that the defendants breached their fiduciary duties and violated the securities laws in connection with the granting of stock options, the accounting treatment for such grants, the issuance of allegedly misleading public statements and stock sales by certain of the individual defendants. On November 24, 2009, the United States District Court of the Northern District of California entered an Order and Final Judgment, which approved a negotiated settlement and dismissed the action with prejudice. Following receipt of insurance proceeds (which included reimbursement for certain legal costs incurred in prior years) and the payment of the plaintiff attorneys' fees and expenses, we received a net cash benefit of $2.2 million from the settlement on December 11, 2009, which was recorded in selling general and administrative expenses in the Consolidated Statement of Operations for the first quarter of fiscal 2010.
Income Tax Audits
We are subject to taxation and file income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. For U.S. federal income tax purposes, all years prior to 2009 are closed. In our major foreign jurisdictions and our major state jurisdictions, the years prior to 2006 and 2008, respectively, are closed to examination. Earlier years in our various jurisdictions may remain open for adjustment to the extent that we have tax attribute carryforwards from those years. In December 2011 and January 2012, our three German subsidiaries received notices of tax audits for the fiscal years 2006 through 2010. These audits are currently in process.
Management believes that it has adequately provided for any adjustments that may result from tax examinations. The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that certain federal, foreign and state tax matters may be concluded in the next 12 months. Although the timing of the resolution and/or closure of audits is highly uncertain, it is reasonably possible that the balance of net unrecognized tax benefits including interest and penalties could be reduced by approximately $0.5 million to $3.0 million in the next 12 months.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is quoted on the NASDAQ Stock Market under the symbol "COHR." The following table sets forth the high and low sales prices for each quarterly period during the past two fiscal years as reported on the Nasdaq Global Select Market.

	Fiscal
	2012		2011
	High	Low	High	Low
First quarter	$54.50	$40.50	$46.85	$39.27
Second quarter	$59.70	$52.29	$62.29	$46.01
Third quarter	$59.28	$39.76	$63.76	$49.54
Fourth quarter	$50.46	$42.59	$59.61	$38.92
The number of stockholders of record as of November 23, 2012 was 935. No cash dividends have been declared or paid since Coherent was founded and we have no present intention to declare or pay cash dividends. Our line of credit agreement requires bank pre-approval for the payment of cash dividends.
There were no sales of unregistered securities in fiscal 2012.

There were no stock repurchases during the three months ended September 29, 2012.

COMPANY STOCK PRICE PERFORMANCE
The following graph shows a five-year comparison of cumulative total stockholder return, calculated on a dividend reinvestment basis and based on a $100 investment, from September 29, 2007 through September 29, 2012 comparing the return on our common stock with the Russell 2000 Index, the Standard and Poors Technology Index and the Nasdaq Composite Index. No dividends have been declared or paid on our common stock during such period. The stock price performance shown on the following graph is not necessarily indicative of future price performance.
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN AMONG COHERENT, INC.,
THE RUSSELL 2000 INDEX, THE S&P TECHNOLOGY INDEX AND
THE NASDAQ COMPOSITE INDEX.

		INDEXED RETURNS
	Base Period	Years Ending
Company Name / Index	9/29/2007	9/27/2008	10/3/2009	10/2/2010	10/1/2011	9/29/2012
Coherent, Inc.	100	109.07	71.60	125.31	133.92	142.96
Russell 2000 Index	100	88.68	74.27	88.09	84.58	111.57
S&P Technology Index	100	80.08	80.47	91.88	95.52	126.48
NASDAQ Composite Index	100	65.59	74.90	84.99	86.87	110.79
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
We derived the selected consolidated financial data as of fiscal 2012 and 2011 year-end and for fiscal 2012, 2011 and 2010 from our audited consolidated financial statements, and accompanying notes, contained in this annual report. The consolidated statements of operations data for fiscal 2009 and 2008 and the consolidated balance sheet data as of fiscal 2010, 2009 and 2008 year-end are derived from our consolidated financial statements which are not included in this report.

Consolidated financial data	Fiscal 2012(1)	Fiscal 2011(2)	Fiscal 2010(3)	Fiscal 2009(4)	Fiscal 2008(5)
	(in thousands, except per share data)
Net sales	$769,088	$802,834	$605,067	$435,882	$599,262
Gross profit	$315,985	$350,822	$260,811	$161,110	$251,906
Net income(loss)	$62,962	$93,238	$36,916	$(35,319)	$23,403
Net income (loss) per share(6):
Basic	$2.67	$3.74	$1.49	$(1.45)	$0.85
Diluted	$2.62	$3.66	$1.47	$(1.45)	$0.83
Shares used in computation(6):
Basic	23,561	24,924	24,718	24,281	27,505
Diluted	24,026	25,464	25,091	24,281	28,054
Total assets	$880,772	$843,266	$803,104	$753,604	$806,383
Long-term obligations	$2	$19	$33	$6	$15
Other long-term liabilities	$55,326	$62,841	$79,688	$91,685	$94,606
Stockholders' equity	$671,656	$618,001	$591,463	$575,571	$598,435
_______________________________________________________________________________

(1)
Includes a charge of $4.3 million after tax related to the write-off of previously acquired intangible assets and inventories, a $2.8 million tax benefit due to decreases in valuation allowances against deferred tax assets and a $1.6 million tax benefit related to the release of tax reserves and related interest as a result of the closure of open tax years.

(2)
Includes a gain of $6.1 million after tax related to the dissolution of our Finland operations, a $9.7 million tax benefit from the release of tax reserves and related interest as a result of an IRS settlement and the closure of open tax years and a $1.5 million tax charge due to an increase in valuation allowances against deferred tax assets.

(3)
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

(5)
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

(6)
See Note 2, "Significant Accounting Policies" in our Notes to Consolidated Financial Statements under Item 15 of this annual report for an explanation of the determination of the number of shares used in computing net income (loss) per share.

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
KEY PERFORMANCE INDICATORS
Below is a summary of some of the quantitative performance indicators (as defined below) that are evaluated by management to assess our financial performance. Some of the indicators are non-GAAP measures and should not be considered as an alternative to any other measure for determining operating performance or liquidity that is calculated in accordance with generally accepted accounting principles.

	Fiscal
	2012	2011	2010
	(Dollars in thousands)
Bookings	$773,199	$895,017	$695,954
Book-to-bill ratio	1.01	1.11	1.15
Net Sales—Commercial Lasers and Components	$220,240	$283,098	$208,691
Net Sales—Specialty Lasers and Systems	$548,848	$519,736	$396,276
Gross Profit as a Percentage of Net Sales—Commercial Lasers and Components	36.7%	41.1%	36.2%
Gross Profit as a Percentage of Net Sales—Specialty Lasers and Systems	43.2%	45.4%	47.0%
Research and Development Expenses as a Percentage of Net Sales	10.2%	10.1%	12.0%
Income Before Income Taxes	$90,622	$123,829	$57,979
Net Cash Provided by Operating Activities	$64,771	$86,676	$78,813
Days Sales Outstanding in Receivables	67.6	63.2	65.6
Fourth Quarter Inventory Turns	2.8	3.1	3.4
Capital Spending as a Percentage of Net Sales	4.7%	4.6%	2.5%
Adjusted EBITDA as a Percentage of Net Sales	18.4%	19.5%	17.0%
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
The book-to-bill ratio is calculated as annual bookings divided by annual net sales. This is an indication of the strength of our business but can sometimes be impacted by a single large order. A ratio greater than 1.0 indicates that demand for our products is greater than what we supply in the year.
Fiscal 2012 bookings decreased from record bookings in fiscal 2011. Although we maintained a positive book-to-bill of 1.01, the book-to-bill ratio declined to 0.90 in the fourth quarter of fiscal 2012. Bookings decreased 13.6% from fiscal 2011, with decreases in all markets. Bookings decreases by market compared to fiscal 2011 were microelectronics (16%), OEM components and instrumentation (14%), scientific (13%) and materials processing (2%). Although fiscal 2012 bookings decreased in all markets, decreases in bookings in the fourth quarter of fiscal 2012 in the microelectronics market due to timing of large orders were partially offset by increases in the OEM components and instrumentation, scientific and materials processing markets.
Fiscal 2011 bookings reached a new record for us. Bookings increased 28.6% from fiscal 2010, with a significant increase in the microelectronics market. Bookings increases by market compared to fiscal 2010 were microelectronics (62%), materials processing (22%) and scientific (3%), partially offset by a decrease in the OEM components and instrumentation market (3%). Although fiscal 2011 bookings were a record, bookings in the fourth quarter of fiscal 2011 decreased from the third quarter of fiscal 2011, with a fourth quarter book-to-bill of 0.94, primarily due to timing of large orders in the microelectronics market.
Microelectronics
Fiscal 2012 bookings decreased 16% from record-setting bookings in fiscal 2011 and the book-to-bill ratio for the year was 1.05.
Flat panel display orders for fiscal 2012 decreased 10% from record orders in fiscal 2011, but orders continued to be strong. In response to the increased demand, we invested in manufacturing capacity in Göttingen and South Korea during fiscal 2012. In the third quarter of fiscal 2012, we received record laser annealing system orders to be used for liquid crystal display ("LCD") and active-matrix organic light emitting diode ("AMOLED") production from integrators for flat panel display manufacturers in Japan, Korea and China as well as strong service orders. We expect follow-on system orders as well as increasing service orders in fiscal 2013 and continued fluctuations in order volumes on a quarterly basis as evidenced by lower orders in the fourth quarter of fiscal 2012. During the third quarter of fiscal 2012, we shipped our first Gen 8 system, a device that sets a new throughput standard for laser annealing tools.
Advanced packaging ("API") orders decreased significantly for the full fiscal year as the overall market was very soft. In addition, the market was impacted by tight credit in China where it has been difficult for customers to establish letters of credit for new equipment purchases. Although the API market remains slow, we are seeing increasing signals for a recovery later in calendar 2013. Part of the market growth in mobile packaging has been satisfied by utilizing the capacity freed up by slow orders in personal computer applications, but we believe integrators will need to place replenishment orders later in calendar 2013.
Orders from semiconductor capital equipment OEMs increased 11% in fiscal 2012 reflecting increased orders for inspection applications and strong service orders. Orders for sales and service of semiconductor lasers trended down towards the end of fiscal 2012, which is consistent with indications that the semiconductor business is slowing down. Data from industry reports suggests that calendar 2013 semiconductor business will decrease from calendar 2012 and will increase in calendar 2014, which should favorably impact orders later in calendar 2013. On the product development front, we continue to advance the state of the art in support of 450mm and EUV inspection and metrology applications.
OEM Components and Instrumentation
Bookings in fiscal 2012 decreased 14% from fiscal 2011 and the book-to-bill ratio for the year was 0.96. Although bookings declined for the full fiscal year primarily due to decreased government spending on life sciences and closer inventory management by customers resulting in smaller batch orders rather than semi-annual or annual orders in the first three quarters of fiscal 2012, orders in the fourth quarter of fiscal 2012 were strong due to the timing of certain large orders and strength in the instrumentation market.
Instrumentation orders in the fourth quarter of fiscal 2012 increased significantly from the third quarter of fiscal 2012 due to the timing of large orders from key accounts in the flow cytometry market, including higher bookings for our OBIS™ portfolio. We expect OBIS adoption to further strengthen throughout fiscal 2013 and will also expand our offering of OBIS-based subsystems that will provide customers with a broad range of customizable solutions.

Orders from the medical OEM market benefitted during fiscal 2012 from strong consumer demand for vision and aesthetic procedures in emerging markets. Customers in the refractive markets are projecting good growth rates for calendar 2013, which led to semiannual or annual orders for low-power excimer lasers during the fourth quarter of fiscal 2012. The home-based aesthetic market continues to expand as more individuals are turning towards laser-based hair reduction and skin treatment, resulting in solid bookings for our semiconductor lasers in fiscal 2012.
Materials Processing
Although annual bookings decreased 2% from fiscal 2011 and fiscal 2012's book-to-bill ratio was 1.00, bookings in the fourth quarter of fiscal 2012 increased slightly from the previous quarter. Although materials processing orders in the first quarter of fiscal 2012 were negatively impacted by the tight credit policies in China and sovereign debt issues in Europe, they were strong in the remainder of fiscal 2012 in spite of the difficult macroeconomic conditions.
Our materials processing business is comprised of multiple applications whose results often offset each other. In the fourth quarter of fiscal 2012, we had record bookings for our Meta™ laser workstations following the release of a new model utilizing a Diamond™ E-1000 CO2 laser. Meta orders were strongest in North America and we plan to augment the platform by introducing a fiber laser equipped version later in fiscal 2013.

During fiscal 2012, marking and engraving application orders were strong and in the second half of fiscal 2012, led all applications with continued demand for ultraviolet lasers used in consumer electronics manufacturing. In the second half of fiscal 2012, traditional low power CO2 marking exhibited seasonal softness.

We formally released our first kilowatt class fiber laser, the Highlight™ 1000FL and received our first order from a commercial customer in the fourth quarter of fiscal 2012. Our goals for fiscal 2013 are three-fold: capture additional seed orders for the 1000FL, drive cost reduction in our semiconductor pumps and demonstrate the scalability of the architecture by moving up the power scale into the multi-kilowatt regime.
Scientific and Government Programs
Fiscal 2012 orders decreased 13% from record-setting bookings in fiscal 2011 primarily due to the completion of stimulus programs and the book-to-bill ratio for the year was 0.93. Although orders in the first quarter of fiscal 2012 carried over from the fiscal 2011 strength particularly due to investment in biological research in China, orders softened in the middle of fiscal 2012 before increasing in the typically stronger fourth quarter.
Multiphoton imaging was the leading application within the scientific market for the fourth quarter and the full fiscal 2012 and has proven to be very resilient to funding changes. Part of the strength comes from continued adoption of imaging techniques worldwide. The market has also benefitted from the emergence of specialty microscope suppliers that focus on niche and leading-edge applications, thereby complementing the larger established scope manufacturers.

Funding for physical sciences research has experienced a larger decline from the stimulus levels of fiscal 2011, especially for high-end systems priced over $500,000. We have now reverted to normalized funding where researchers have to draw upon multiple sources to make the same purchases. The strength of our portfolio and customer support network allowed us to maintain market share.
Net Sales
Net sales include sales of lasers, laser tools, related accessories and service contracts. Net sales for fiscal 2012 decreased 4.2% from fiscal 2011. Net sales for fiscal 2011 increased 32.7% from fiscal 2010. For a description of the reasons for changes in net sales refer to the "Results of Operations" section below.
Gross Profit as a Percentage of Net Sales
Gross profit as a percentage of net sales ("gross profit percentage") is calculated as gross profit for the period divided by net sales for the period. Gross profit percentage for CLC decreased to 36.7% in fiscal 2012 from 41.1% in fiscal 2011 and increased from 36.2% in fiscal 2010. Gross profit percentage for SLS decreased to 43.2% in fiscal 2012 from 45.4% in fiscal 2011 and from 47.0% in fiscal 2010. For a description of the reasons for changes in gross profit refer to the "Results of Operations" section below.
Research and Development as a Percentage of Net Sales
Research and development as a percentage of net sales ("R&D percentage") is calculated as research and development expense for the period divided by net sales for the period. Management considers R&D percentage to be an important indicator in managing our business as investing in new technologies is a key to future growth. R&D percentage increased to 10.2% from 10.1% in fiscal 2011 and decreased from 12.0% in fiscal 2010. For a description of the reasons for changes in R&D spending refer to the "Results of Operations" section below.
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
Days Sales Outstanding in Receivables
We calculate days sales outstanding ("DSO") in receivables as net receivables at the end of the period divided by net sales during the period and then multiplied by the number of days in the period, using 360 days for years. DSO in receivables indicates how well we are managing our collection of receivables, with lower DSO in receivables resulting in higher working capital availability. The more money we have tied up in receivables, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business. Our DSO in receivables for fiscal 2012 increased 4.4 days from fiscal 2011 to 67.6 days. The increase in DSO in receivables is primarily due to the higher mix of revenue and related receivables in Asia where customary payment terms result in higher DSOs than the average DSO for the Company taken as a whole as well as a higher concentration of sales in the last month of the fiscal year.
Annualized Fourth Quarter Inventory Turns
We calculate annualized fourth quarter inventory turns as cost of sales during the fourth quarter annualized and divided by net inventories at the end of the fourth quarter. This indicates how well we are managing our inventory levels, with higher inventory turns resulting in more working capital availability and a higher return on our investments in inventory. The more money we have tied up in inventory, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business. Our annualized inventory turns for fiscal 2012 decreased 0.3 turns from fiscal 2011 to 2.8 turns. The deterioration in inventory turns is primarily due to the impact of decreased sales volumes in relation to inventory levels in certain businesses as well as increased inventory to support a sizable backlog of flat panel laser annealing systems.
Capital Spending as a Percentage of Net Sales
Capital spending as a percentage of net sales ("capital spending percentage") is calculated as capital expenditures for the period divided by net sales for the period. Capital spending percentage indicates the extent to which we are expanding or improving our operations, including investments in technology and equipment. Management monitors capital spending levels as this assists management in measuring our cash flows, net of capital expenditures. Our capital spending percentage increased to 4.7% in fiscal 2012 from 4.6% in fiscal 2011 and 2.5% in fiscal 2010. The fiscal 2012 increase was primarily due to building improvements and purchases of production-related assets to support our expansion in Asia (South Korea and Singapore) and Germany. The fiscal 2011 increase was primarily due to purchases of production-related assets and building improvements to support higher sales volumes. We expect capital spending for fiscal 2013 to be approximately 3.5% of net sales.
Adjusted EBITDA as a Percentage of Net Sales
We define adjusted EBITDA as operating income adjusted for depreciation, amortization, stock compensation expenses, major restructuring costs and certain other non-operating income and expense items. Key initiatives to reach our goals for EBITDA improvements include utilization of our Asian manufacturing locations, rationalizing our supply chain and continued leveraging of our infrastructure.
SIGNIFICANT EVENTS
Restructuring Activities
During fiscal 2008, we initiated restructuring plans to decrease costs by consolidating facilities and reducing our workforce. As of September 29, 2012, we had made payments in connection with the restructuring plans in the amount of $27.7 million. We completed payments for substantially all anticipated costs related to the restructuring plans in the third quarter of fiscal 2011. In the second quarter of fiscal 2011, we ceased manufacturing operations in our Finland facility and recognized a $6.1 million gain, primarily in other income (expense), due to a non-recurring translation adjustment related to the dissolution of our Finland operations.
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
On January 5, 2011, we acquired all the assets and assumed certain liabilities of Hypertronics Pte Ltd for $14.5 million, excluding transaction fees.  Hypertronics designs and manufactures laser- and vision-based tools for flat panel display, storage, semiconductor and solar applications at facilities in Singapore and Malaysia. These assets and liabilities have been included in our Specialty Lasers and Systems segment. During the fourth quarter of fiscal 2012, we decided to no longer pursue orders of Hypertronics legacy products and we performed an impairment analysis of Hypertronics' intangible assets and determined that such assets were impaired. As a result, we recorded a $4.0 million non-cash intangibles amortization charge and a $0.3 million inventory write-off in the fourth quarter of fiscal 2012.

On July 23, 2012, we acquired all of the outstanding shares of MiDaZ Lasers Limited "Midaz" for $3.8 million in cash, excluding transaction fees. Midaz was a technology based-acquisition and we intend to utilize the acquired technology in low cost, compact pulsed solid state lasers. These assets and liabilities have been included in our Specialty Lasers and Systems segment.

On October 30, 2012, we acquired all of the outstanding shares of Innolight Innovative Laser and Systemtechnik GmbH for approximately $18.4 million, excluding transaction costs. See Note 19 "Subsequent Events" in the notes to the Consolidated Financial Statements under Item 15 of this annual report for further information.

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
On August 25, 2011, we announced that the Board of Directors had authorized the repurchase of up to $50.0 million of our common stock. During fiscal 2011, we repurchased and retired 586,200 shares of outstanding common stock at an average price of $42.67 per share for a total of $25.0 million excluding expenses. During fiscal 2012, we repurchased and retired 543,200 shares of outstanding common stock at an average price of $45.99 per share for a total of $25.0 million, excluding expenses. There were no funds remaining authorized for repurchase at September 29, 2012 under that repurchase program.

On October 4, 2012, the Board of Directors authorized a buyback program whereby we are authorized to repurchase up to $25 million of our common stock. This buyback program is discussed in Note 19 "Subsequent Events" in the notes to the Consolidated Financial Statements under Item 15 of this annual report.

RESULTS OF OPERATIONS—FISCAL 2012, 2011 AND 2010
Fiscal 2012, 2011 and 2010 consist of 52 weeks.
Consolidated Summary
The following table sets forth, for the years indicated, the percentage of total net sales represented by the line items reflected in our consolidated statement of operations:

	Fiscal
	2012	2011	2010
	(As a percentage of net sales)
Net sales	100.0%	100.0%	100.0%
Cost of sales	58.9%	56.3%	56.9%
Gross profit	41.1%	43.7%	43.1%
Operating expenses:
Research and development	10.2%	10.1%	12.0%
Selling, general and administrative	18.0%	18.6%	20.4%
Amortization of intangible assets	1.3%	1.0%	1.3%
Total operating expenses	29.5%	29.7%	33.7%
Income from operations	11.6%	14.0%	9.4%
Other income (net)	0.2%	1.4%	0.2%
Income before income taxes	11.8%	15.4%	9.6%
Provision for income taxes	3.6%	3.8%	3.5%
Net income	8.2%	11.6%	6.1%
Refer to Item 6 "Selected Financial Data" for a description of significant events that impacted the results of operations for fiscal years 2012, 2011 and 2010.
Net Sales
Market Application
The following table sets forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by market application (dollars in thousands):

	Fiscal 2012		Fiscal 2011		Fiscal 2010
	Amount	Percentage of total net sales	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Microelectronics	$373,696	48.6%	$377,331	47.0%	$230,763	38.1%
OEM components and instrumentation	143,729	18.7%	164,508	20.5%	151,243	25.0%
Materials processing	108,666	14.1%	104,497	13.0%	82,181	13.6%
Scientific and government programs	142,997	18.6%	156,498	19.5%	140,880	23.3%
Total	$769,088	100.0%	$802,834	100.0%	$605,067	100.0%
During fiscal 2012, net sales decreased by $33.7 million, or 4%, compared to fiscal 2011, including a decrease of $2.4 million due to the impact of foreign currency exchange rates, with sales decreases in the OEM components and instrumentation, scientific and government program and microelectronics markets partially offset by increases in the materials processing market. Microelectronics sales decreased $3.6 million, or 1%, primarily due to lower shipments for advanced packaging and solar applications partially offset by higher sales in flat panel display applications. The decrease in the OEM components and instrumentation market of $20.8 million, or 13%, during fiscal 2012 was primarily due to lower shipments for bio-instrumentation, military and machine vision applications partially offset by higher shipments for medical applications. Materials processing sales increased $4.2 million, or 4%, during fiscal 2012 primarily due to higher shipments for marking and heat treating applications as well as higher shipments of laser system tools. The decrease in scientific and government program market sales of $13.5 million, or 9%, during fiscal 2012 was due to lower demand for advanced research applications used by university and government research groups partly due to lower U.S. stimulus funding.
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
In fiscal 2012, two customers accounted for 11% each of net sales; in 2011 and 2010, no customers accounted for greater than 10% of net sales.
Segments
We are organized into two reportable operating segments: Commercial Lasers and Components ("CLC") and Specialty Lasers and Systems ("SLS"). CLC focuses on higher volume products that are offered in set configurations. CLC's primary markets include materials processing, OEM components and instrumentation and microelectronics. SLS develops and manufactures configurable, advanced-performance products largely serving the microelectronics, scientific research and government programs and OEM components and instrumentation markets.
The following table sets forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by segment (dollars in thousands):

	Fiscal 2012		Fiscal 2011		Fiscal 2010
	Amount	Percentage of total net sales	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Commercial Lasers and Components (CLC)	$220,240	28.6%	$283,098	35.3%	$208,691	34.5%
Specialty Lasers and Systems (SLS)	548,848	71.4%	519,736	64.7%	396,276	65.5%
Corporate and other	—	—%	—	—%	100	—%
Total	$769,088	100.0%	$802,834	100.0%	$605,067	100.0%
Net sales for fiscal 2012 decreased $33.7 million, or 4%, compared to fiscal 2011, with decreases of $62.9 million, or 22%, in our CLC segment and increases of $29.1 million, or 6%, in our SLS segment. Net sales for fiscal 2011 increased $197.8 million, or 33%, compared to fiscal 2010, with increases of $123.5 million, or 31%, in our SLS segment and increases of $74.4 million, or 36%, in our CLC segment.
The decrease in our CLC segment sales from fiscal 2011 to fiscal 2012 was primarily due to lower advanced packaging, and certain flat panel display application sales as well as lower instrumentation application sales. The increase in our CLC segment sales from fiscal 2010 to fiscal 2011 was primarily due to higher advanced packaging, materials processing and certain flat panel display application sales.
The increase in our SLS segment sales from fiscal 2011 to fiscal 2012 was primarily due to higher revenue for flat panel display annealing applications partially offset by lower shipments for scientific and government programs, instrumentation and solar applications. The increase in our SLS segment sales from fiscal 2010 to fiscal 2011 was primarily due to higher sales for flat panel display annealing, semiconductor, scientific and advanced packaging applications.
Gross Profit
Consolidated
Our gross profit rate decreased by 2.6% to 41.1% in fiscal 2012 from 43.7% in fiscal 2011 primarily due to unfavorable product margins (1.6%) due to lower volumes in several business units serving particularly the advanced packaging and components markets, and higher manufacturing expense and start-up costs to expand manufacturing capacity in Germany and Excimer tube production in Korea. These decreases were net of the favorable impact of foreign exchange rates and favorable product mix in the microelectronics market as well as higher installation and warranty costs (0.9%) including installations and higher service events in flat panel display markets.
Our gross profit rate increased by 0.6% to 43.7% in fiscal 2011 from 43.1% in fiscal 2010 primarily due to a lower manufacturing cost structure and higher sales volumes as well as a favorable product mix due to higher margins within the microelectronics market.
Our gross profit rate has been and will continue to be affected by a variety of factors including market mix, pricing on volume orders, our ability to manufacture advanced and more complex products, manufacturing efficiencies, excess and obsolete inventory write-downs, warranty costs, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems, commodity prices and foreign currency fluctuations.
Commercial Lasers and Components
Our CLC gross profit rate decreased by 4.4% to 36.7% in fiscal 2012 from 41.1% in fiscal 2011 primarily due to unfavorable product costs (2.9%) resulting from the impact of lower volumes in a few business units serving primarily the advanced packaging and components markets and unfavorable product mix within the instrumentation and semiconductor markets, higher other costs (1.0%) due to higher inventory provisions and the impact of lower sales volumes and higher warranty and installation costs (0.5%) due to a higher installed base and the impact of lower sales volumes.
Our CLC gross profit rate increased by 4.9% to 41.1% in fiscal 2011 from 36.2% in fiscal 2010 primarily due to favorable product costs (2.4%) due to the impact of increased volumes and favorable product mix within the microelectronics market, lower restructuring costs (2.2%) and lower other costs (0.6%) due to lower inventory provisions partially offset by higher warranty costs (0.3%).
Specialty Lasers and Systems

Our SLS gross profit rate decreased by 2.2% to 43.2% in fiscal 2012 from 45.4% in fiscal 2011 primarily due to unfavorable product costs (1.4%) due to increased investments in Excimer manufacturing capabilities to support the growing flat panel display revenue net of the favorable impact of exchange rates and favorable product mix within the microelectronics market and higher installation and warranty costs (1.0%) due to higher service events and costs to support installations of a growing number of laser annealing systems in the flat panel display market partially offset by lower other costs (0.3%).
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
Operating Expenses
The following table sets forth, for the periods indicated, the amount of operating expenses and their relative percentages of total net sales by the line items reflected in our consolidated statement of operations (dollars in thousands):

	Fiscal
	2012		2011		2010
	Amount	Percentage of total net sales	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$78,260	10.2%	$81,232	10.1%	$72,354	12.0%
Selling, general and administrative	138,519	18.0%	149,499	18.6%	123,575	20.4%
Amortization of intangible assets	10,376	1.3%	8,082	1.0%	8,002	1.3%
Total operating expenses	$227,155	29.5%	$238,813	29.7%	$203,931	33.7%
Research and development
Fiscal 2012 research and development ("R&D") expenses decreased $3.0 million, or 4%, from fiscal 2011. The decrease was due primarily to lower payroll spending ($4.9 million) due to lower performance-related compensation net of increased headcount partially offset by higher project and other spending ($1.9 million). As a percentage of sales, the slight increase was primarily due to decreased sales volumes. On a segment basis, CLC spending decreased $2.2 million primarily due to lower payroll spending partially offset by higher project spending. SLS spending increased $0.1 million primarily due to higher project and other spending partially offset by lower payroll spending and the impact of foreign exchange rates. Corporate and other spending decreased $0.8 million.
Fiscal 2011 R&D expenses increased $8.9 million, or 12%, from fiscal 2010. The increase was due primarily to higher payroll spending ($7.0 million) due to increased headcount and higher performance-related compensation and the acquisitions of Hypertronics in the second quarter of fiscal 2011 and Beam Dynamics in the middle of the third quarter of fiscal 2010 ($2.3 million). As a percentage of sales, the decrease was primarily due to increased sales volumes. On a segment basis, CLC spending increased $1.9 million primarily due to higher payroll spending and the acquisition of Beam Dynamics in the middle of the third quarter of fiscal 2010 partially offset by lower project spending and lower restructuring costs. SLS spending increased $5.9 million primarily due to higher payroll spending, the acquisition of Hypertronics in the second quarter of fiscal 2011, higher project spending and the impact of foreign exchange rates. Corporate and other spending increased $1.1 million.
Selling, general and administrative
Fiscal 2012 selling, general and administrative ("SG&A") expenses decreased $11.0 million, or 7%, from fiscal 2011. The decrease was primarily due to $12.1 million lower payroll spending due to lower performance-related compensation spending net of higher headcount and increased salaries and $1.8 million lower other variable spending partially offset by $2.9 million higher stock-related compensation expense. On a segment basis, CLC spending decreased $4.2 million primarily due to lower payroll spending and lower other variable spending. SLS segment expenses decreased $4.4 million primarily due to lower payroll spending and lower other variable spending. Spending for Corporate and other decreased $2.4 million primarily due to lower payroll spending and lower other variable spending partially offset by higher stock-related compensation expense.
Fiscal 2011 SG&A expenses increased $25.9 million, or 21%, from fiscal 2010. The increase was primarily due to $12.3 million higher payroll spending due to higher performance-related compensation spending, higher headcount and increased salaries, $7.6 million higher other variable spending, $3.8 million higher stock-related compensation expense and the acquisitions of Hypertronics in the second quarter of fiscal 2011 and Beam Dynamics in the middle of the third quarter of fiscal

2010 ($2.2 million), partially offset by lower restructuring costs ($2.2 million). In addition, fiscal 2010 SG&A expenses were reduced by a $2.2 million net receipt from the settlement of litigation resulting from our stock option investigation. On a segment basis, CLC spending increased $3.5 million primarily due to higher payroll spending and higher other variable spending partially offset by lower restructuring costs. SLS segment expenses increased $12.6 million primarily due to higher payroll spending, the acquisition of Hypertronics and higher other variable spending. Spending for Corporate and other increased $9.8 million primarily due to higher stock-related compensation expense, the net receipt from the settlement of litigation resulting from our stock option investigation in the first quarter of fiscal 2010, higher payroll spending, higher charges for increases in deferred compensation plan liabilities and higher other variable spending.
Amortization of intangible assets
Amortization of intangible assets increased $2.3 million, or 28%, from fiscal 2011 to fiscal 2012 primarily due to the fourth quarter fiscal 2012 impairment of $4.0 million of Hypertronics intangibles partially offset by completion of amortization of certain intangibles related to prior acquisitions.
Amortization of intangible assets increased $0.1 million, or 1%, from fiscal 2010 to fiscal 2011 primarily due to the amortization of intangibles from the acquisition of Hypertronics in the second quarter of fiscal 2011 and Beam Dynamics in the third quarter of fiscal 2010, partially offset by completion of amortization of certain intangibles related to prior acquisitions.
Other income (expense), net
Other income (expense), net, decreased $10.0 million from fiscal 2011 to fiscal 2012. The decrease was primarily due to the $6.5 million non-recurring translation adjustment related to the dissolution of our Finland operations in the second quarter of fiscal 2011, lower net foreign currency exchange gains ($1.9 million) and lower gains on our deferred compensation plan assets net of expenses ($1.5 million) including death benefits of $0.2 million in fiscal 2012 and $1.5 million in fiscal 2011.
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
Income taxes
The effective tax rate on income before income taxes for fiscal 2012 of 30.5% was lower than the statutory rate of 35.0%. This was primarily due to the benefit of income subject to foreign tax rates that are lower than U.S. tax rates and the benefit of releasing state tax reserves accrued under ASC 740-10 Income Taxes (formerly FASB Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”) and related interest.
During fiscal 2012, we increased our valuation allowance on deferred tax assets by $0.3 million to $9.1 million primarily due to the reduced ability to utilize California research and development tax credits and offset by the net increased ability to utilize foreign tax attributes and net operating losses of our subsidiaries in the fourth quarter. During fiscal 2011, we increased our valuation allowance on deferred tax assets by $1.5 million to $8.8 million, primarily due to the reduced ability to utilize foreign tax attributes and net operating losses and the reduced ability to utilize California research and development tax credits as a result of releasing net unrecognized tax benefits under ASC 740-10 that supported the credits. During fiscal 2010, we increased our valuation allowance on deferred tax assets to $7.4 million, primarily due to a capital loss limitation true-up, the reduced ability to utilize California research and development tax credits as a result of the current apportionment factor and the reduced ability to utilize foreign net operating losses.
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
We operate under tax holiday in Singapore which is effective from fiscal year 2012 through fiscal year 2017 and may be extended if certain additional requirements are satisfied. The tax holiday is conditional upon our meeting certain revenue, business spending and employment thresholds. As a result of a current loss, we did not realize a benefit for the Singapore tax holiday in fiscal year 2012.

FINANCIAL CONDITION
Liquidity and capital resources
At September 29, 2012, we had assets classified as cash and cash equivalents, as well as time deposits and fixed income securities classified as short-term investments, in an aggregate amount of $224.9 million, compared to $220.2 million at October 1, 2011. At September 29, 2012, approximately $139.4 million of the cash and securities was held in certain of our foreign operations, $46.1 million of which was denominated in currencies other than the U.S. dollar. In January 2012, we converted $89.8 million of assets formerly denominated in Euro to U.S. dollars and invested those funds in U.S. Treasury securities within a European subsidiary whose functional currency is the U.S. dollar. Accordingly, there is no translation adjustment arising from these U.S. dollar denominated investments. The converted funds were not repatriated to the U.S. and no U.S. tax was triggered on the transfer of these funds to the European subsidiary. We incurred additional foreign income taxes of approximately $0.8 million related to this distribution. We currently have approximately $131 million of cash, including the investment in U.S. Treasury securities, held by foreign subsidiaries. We intend to permanently reinvest our accumulated earnings in these entities and our current plans do not demonstrate a need for these funds to support our domestic operations. If, however, a portion of these funds were needed for and distributed to our operations in the United States, we would be subject to additional U.S. income taxes and foreign withholding taxes. The amount of the taxes due would depend on the amount and manner of repatriation, as well as the location from where the funds are repatriated. We actively monitor the third-party depository institutions that hold these assets, primarily focusing on the safety of principal and secondarily maximizing yield on these assets. We diversify our cash and cash equivalents and investments among various financial institutions, money market funds and sovereign debt in order to reduce our exposure should any one of these financial institutions or financial instruments fail or encounter difficulties. To date, we have not experienced any material loss or lack of access to our invested cash, cash equivalents or short-term investments. However, we can provide no assurances that access to our invested cash, cash equivalents or short-term investments will not be impacted by adverse conditions in the financial markets.
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

	Fiscal
	2012	2011	2010
Net cash provided by operating activities	$64,771	$86,676	$78,813
Sales of shares under employee stock plans	13,288	34,720	33,438
Repurchase of common stock	(24,999)	(100,637)	(43,335)
Capital expenditures	(36,051)	(37,117)	(15,139)
Acquisition of businesses, net of cash acquired	(3,687)	(14,108)	(20,745)
Net cash provided by operating activities decreased by $21.9 million in fiscal 2012 compared to fiscal 2011 and increased by $7.9 million in fiscal 2011 compared to fiscal 2010. The decrease in cash provided by operating activities in fiscal 2012 was primarily due to lower net income, higher tax payments and lower cash flows from other current liabilities including variable compensation and accounts payable partially offset by higher cash flows from inventories and accounts receivable. The increase in cash provided by operating activities in fiscal 2011 was primarily due to higher net income partially offset by lower cash flows from inventories, accounts payable and other current liabilities. We believe that our existing cash, cash equivalents and short term investments combined with cash to be provided by operating activities will be adequate to cover our working capital needs and planned capital expenditures for at least the next 12 months to the extent such items are known or are reasonably determinable based on current business and market conditions. However, we may elect to finance certain of our capital expenditure requirements through borrowings under our bank credit facilities or other sources of capital. We continue to follow our strategy to further strengthen our financial position by using available cash flow to fund operations.
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
On January 26, 2011, the Board canceled this program and authorized the repurchase of up to $75.0 million of our common stock.  The program was authorized for 12 months from the date of authorization. In March 2011, we repurchased and retired 454,682 shares of outstanding common stock under a modified "Dutch Auction" tender offer at an average price of $59.00 per share for a total of $26.8 million, excluding expenses. During the third and fourth quarters of fiscal 2011, we repurchased and retired an additional 1,024,409 shares of outstanding common stock at an average price of $47.03 per share for a total of $48.2 million, excluding expenses.
On August 25, 2011, we announced that the Board of Directors had authorized the repurchase of up to $50.0 million of our common stock. The program was authorized for 12 months from the date of authorization. During fiscal 2011, we repurchased and retired 586,200 shares of outstanding common stock at an average price of $42.67 per share for a total of $25.0 million, excluding expenses. During fiscal 2012, we repurchased and retired 543,200 shares of outstanding common stock at an average price of $45.99 per share for a total of $25.0 million, excluding expenses, completing the repurchase.

On October 4, 2012, the Board of Directors authorized a buyback program whereby we are authorized to repurchase up to $25 million of our common stock. This buyback program is discussed in Note 19 "Subsequent Events" in the notes to the Consolidated Financial Statements under Item 15 of this annual report.
During fiscal year 2008, we initiated restructuring plans to decrease costs by consolidating facilities and reducing our workforce. As of September 29, 2012, we had made payments in connection with the restructuring plans in the amount of $27.7 million. We completed payments for substantially all anticipated costs related to the restructuring plans in the third quarter of fiscal 2011.
Additional sources of cash available to us were domestic and international currency lines of credit and bank credit facilities totaling $70.2 million as of September 29, 2012, of which $68.2 million was unused and available. These unsecured credit facilities were used in Europe and Japan during fiscal 2012. Our domestic line of credit consists of a $50.0 million unsecured revolving credit account with Union Bank of California, which expires on May 31, 2014 and is subject to covenants related to financial ratios and tangible net worth. No amounts have been drawn upon our domestic line of credit and $1.9 million of the international currency lines has been used as guarantees as of September 29, 2012.
Our ratio of current assets to current liabilities was 4.0:1 at September 29, 2012, compared to 3.6:1 at October 1, 2011. The increase in our ratio is primarily due increases in cash and short-term investments and inventories as well as decreases in accounts payable and other current liabilities. Our cash and cash equivalents, short-term investments, working capital and debt obligations are as follows (in thousands):

	Fiscal
	2012	2011
Cash and cash equivalents	$67,761	$167,061
Short-term investments	157,168	53,142
Working capital	460,697	418,241
Total debt obligations	19	34
Contractual Obligations and Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as defined by Regulation S-K of the Securities Act of 1933. The following summarizes our contractual obligations at September 29, 2012 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Long-term debt payments	$19	$17	$2	$—	$—
Operating lease payments	42,053	8,721	13,297	10,308	9,727
Asset retirement obligations	2,299	—	1,077	38	1,184
Purchase commitments with suppliers	65,543	65,543	—	—	—
Purchase obligations	6,763	6,565	198	—	—
Total	$116,677	$80,846	$14,574	$10,346	$10,911
Because of the uncertainty as to the timing of such payments, we have excluded cash payments related to our contractual obligations for our deferred compensation plans aggregating $25.7 million at September 29, 2012.
As of September 29, 2012, we recorded gross unrecognized tax benefits of $27.6 million including gross interest and penalties of $1.6 million. As of October 1, 2011, we recorded gross unrecognized tax benefits of $33.7 million including gross interest and penalties of $3.4 million. Both gross unrecognized tax benefits and gross interest and penalties are classified as non-current liabilities in the consolidated balance sheet. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes. As a result, these amounts are not included in the table above.
Changes in financial condition
Cash provided by operating activities in fiscal 2012 was $64.8 million, which included net income of $63.0 million, depreciation and amortization of $29.6 million, stock-based compensation expense of $16.3 million and the $4.1 million write-off of Hypertronics intangibles partially offset by cash used by operating assets and liabilities of $42.0 million, increases in net deferred tax assets of $4.8 million and $1.4 million other.
Cash used in investing activities in fiscal 2012 of $142.9 million included $103.5 million net purchases of available-for-sale securities, $35.7 million, net, used to acquire property and equipment and improve buildings and $3.7 million used to acquire Midaz.
Cash used in financing activities in fiscal 2012 was $15.0 million, including $25.0 million used to repurchase our common stock and $3.3 million other partially offset by $13.3 million generated from our employee stock purchase plans.
Changes in exchange rates in fiscal 2012 resulted in a decrease in cash balances of $6.1 million.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2. "Significant Accounting Policies" in the Notes to Consolidated Financial Statements under Item 15 of this annual report for a full description of recent accounting pronouncements, including the respective dates of adoption or expected adoption and effects on our consolidated financial position, results of operations and cash flows.

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
The vast majority of our sales are made to original equipment manufacturers ("OEMs"), distributors, resellers and end-users in the non-scientific market. Sales made to these customers do not require installation of the products by us and are not subject to other post-delivery obligations, except in occasional instances where we have agreed to perform installation or provide training. In those instances, we defer revenue related to installation services or training until these services have been rendered. We allocate revenue from multiple element arrangements to the various elements based upon fair values or a selling price hierarchy, for arrangements entered into subsequent to October 2, 2010, as more fully described in Note 2, "Significant Accounting Policies - Revenue Recognition," in our consolidated financial statements.
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
Our sales to distributors, resellers and end-user customers typically do not have customer acceptance provisions and only certain of our sales to OEM customers and integrators have customer acceptance provisions. Customer acceptance is generally limited to performance under our published product specifications. For the few product sales that have customer acceptance provisions because of higher than published specifications, (1) the products are tested and accepted by the customer at our site or by the customer's acceptance of the results of our testing program prior to shipment to the customer, or (2) the revenue is deferred until customer acceptance occurs.
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
In September 2011, the FASB amended its guidance to simplify testing goodwill for impairment, allowing an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If an entity determines as a result of the qualitative assessment that it is more likely than not (> 50% likelihood) that the fair value of a reporting unit is less than its carrying amount, then the quantitative test is required. Otherwise, no further testing is required. We adopted this accounting guidance in the first quarter of fiscal 2012.
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
Under the goodwill standards in effect for fiscal 2011, a company could carry forward the detailed determination of a reporting unit from one year to the next if certain criteria have been met. Those criteria include: the assets and liabilities that make up the reporting unit have not changed significantly since the most recent fair value determination, the most recent fair value determination resulted in an amount that exceeded the carrying amount of the reporting unit by a substantial margin, and based on an analysis of events that have occurred and circumstances that have changed since the most recent fair value determination, the likelihood that a current fair value determination would be less than the current carrying amount of the reporting unit is remote.
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

In our fiscal 2012 annual testing, we performed a qualitative assessment of the goodwill by reporting unit during the fourth quarter of fiscal 2012 using the opening balance sheet as of the first day of the fourth quarter and concluded that it was more likely than not that the fair value of each of the reporting units exceeded its carrying amount. In assessing the qualitative factors, we considered the impact of these key factors: macroeconomic conditions, fluctuations in foreign currency, market and industry conditions, our operating and competitive environment, regulatory and political developments, the overall financial performance of our reporting units including cost factors and budgeted-to-actual revenue results. We also considered market capitalization and stock price performance. Based on our assessment, goodwill in the reporting units was not impaired as of the first day of the fourth quarter of fiscal 2012. As such, it was not necessary to perform the two-step goodwill impairment test at that time.
As no impairment indicators were present during the fourth quarter of fiscal 2012, we believe these values remain recoverable.
At September 29, 2012, we had $77.7 million of goodwill, $9.5 million of purchased intangible assets and $115.1 million of property and equipment on our consolidated balance sheet.
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
See Note 14 "Employee Stock Option and Benefit Plans" in the notes to the Consolidated Financial Statements under Item 15 of this annual report for a description of our stock-based employee compensation plans and the assumptions we use to calculate the fair value of stock-based employee compensation.
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
Federal income taxes have not been provided for on a portion of the unremitted earnings of foreign subsidiaries because such earnings are intended to be permanently reinvested. The total amount of unremitted earnings of foreign subsidiaries for which we have not yet recorded federal and state income taxes was approximately $270 million at fiscal 2012 year-end. The amount of federal and state income taxes that would be payable upon repatriation of such earnings are not practicably determinable.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk disclosures
We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.
Interest rate sensitivity
A portion of our investment portfolio is composed of fixed income securities. These securities are subject to interest rate risk and will fall in value if market interest rates increase. If interest rates were to increase immediately (whether due to changes in overall market rates or credit worthiness of the issuers of our individual securities) and uniformly by 10% from levels at fiscal 2012 year-end, the fair value of the portfolio, based on quoted market prices in active markets involving similar assets, would decline by an immaterial amount due to their short-term maturities. We have the ability to generally hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. If necessary, we may sell short-term investments prior to maturity to meet our liquidity needs.
At fiscal 2012 year-end, the fair value of our available-for-sale debt securities was $155.1 million, all of which was classified as short-term investments. Gross unrealized gains and losses on available-for-sale debt securities were $952,000 and $(3,000), respectively, at fiscal 2012 year-end. At fiscal 2011 year-end, the fair value of our available-for-sale debt securities was $46.6 million, all of which was classified as short-term investments. Gross unrealized gains and losses on available-for-sale debt securities were $276,000 and ($27,000), respectively, at fiscal 2011 year-end.
Foreign currency exchange risk
We maintain operations in various countries outside of the United States and have foreign subsidiaries that manufacture and sell our products in various global markets. The majority of our sales are transacted in U.S. dollars. However, we do generate revenues in other currencies, primarily the Japanese Yen, the Euro and the Korean Won. As a result, our earnings, cash flows and cash balances are exposed to fluctuations in foreign currency exchange rates. We attempt to limit these exposures through financial market instruments. We utilize derivative instruments, primarily forward contracts with maturities of two months or less, to manage our exposure associated with anticipated cash flows and net asset and liability positions denominated in foreign currencies. Gains and losses on the forward contracts are mitigated by gains and losses on the underlying instruments. We do not use derivative financial instruments for trading purposes.
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
At September 29, 2012, approximately $139.4 million of our cash, cash equivalents and short-term investments were held outside the U.S. in certain of our foreign operations, $46.1 million of which was denominated in currencies other than the U.S. dollar. In January 2012, we converted $89.8 million of assets formerly denominated in Euro to U.S. dollars and invested those funds in U.S. Treasury securities within a European subsidiary whose functional currency is the U.S. dollar. Accordingly, there is no translation adjustment arising from these U.S. dollar denominated investments.
A hypothetical 10% change in foreign currency rates would not have a material impact on our results of operations, cash flows or financial position.
The following table provides information about our foreign exchange forward contracts at September 29, 2012. The table presents the weighted average contractual foreign currency exchange rates, the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date and fair value. The U.S. notional fair value represents the contracted amount valued at September 29, 2012 rates.
Forward contracts to sell (buy) foreign currencies for U.S. dollars (in thousands, except contract rates):

	Average Contract Rate	U.S. Notional Contract Value	U.S. Notional Fair Value
Euro	1.2807	$(61,799)	$(62,404)
Korean Won	1,129.1500	$39,039	$39,559
Chinese Renminbi	6.3475	$8,899	$8,911
British Pound Sterling	1.6020	$8,079	$8,177
Japanese Yen	77.9402	$2,071	$2,079
Singapore Dollar	1.2316	$1,404	$1,411

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See Item 15-(a) for an index to the Consolidated Financial Statements and Supplementary Financial Information, which are attached hereto and incorporated by reference herein. The financial statements and notes thereto can be found beginning on page 63 of this annual report.

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
Management assessed the effectiveness of our internal control over financial reporting as of September 29, 2012, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Based on the assessment by management, we determined that our internal control over financial reporting was effective as of September 29, 2012. The effectiveness of our internal control over financial reporting as of September 29, 2012 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report which appears below.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Coherent, Inc.:
We have audited the internal control over financial reporting of Coherent, Inc. and its subsidiaries (collectively, the "Company") as of September 29, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 29, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 29, 2012, of the Company and our report dated November 28, 2012, expressed an unqualified opinion on those consolidated financial statements and includes an explanatory paragraph relating to the Company's adoption of new accounting guidance for the presentation of comprehensive income.
/s/ DELOITTE & TOUCHE LLP
San Jose, California
November 28, 2012

ITEM 9B.    OTHER INFORMATION
Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Information regarding: (i) our directors will be set forth under the caption "Proposal One —Election of Directors—Nominees"; (ii) compliance with Section 16(a) of the Securities Act of 1933 will be set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance"; (iii) the process for stockholders to nominate directors will be set forth under the caption "Proposal One—Election of Directors—Process for Recommending Candidates for Election to the Board of Directors"; (iv) our audit committee and audit committee financial expert will be set forth under the caption "Proposal One—Election of Directors—Board Meetings and Committees—Audit Committee"; in our proxy statement for use in connection with an upcoming Annual Meeting of Stockholders to be held in 2013 (the "2013 Proxy Statement") and is incorporated herein by reference or included in a Form 10-K/A as an amendment to this Form 10-K. The 2013 Proxy Statement or Form 10-K/A will be filed with the SEC within 120 days after the end of our fiscal year.
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
Stockholders may request free printed copies of our worldwide Business Conduct Policy from:
Coherent, Inc.
Attention: Investor Relations
5100 Patrick Henry Drive
Santa Clara, California 95054
Executive Officers
The name, age, position and a brief account of the business experience of our executive officers as of November 28, 2012 are set forth below:

Name	Age	Office Held
John R. Ambroseo	51	President and Chief Executive Officer
Helene Simonet	60	Executive Vice President and Chief Financial Officer
Mark Sobey	52	Executive Vice President and General Manager, Specialty Laser Systems
Luis Spinelli	64	Executive Vice President and Chief Technology Officer
Bret M. DiMarco	44	Executive Vice President, General Counsel and Corporate Secretary
Paul Sechrist	53	Executive Vice President, Worldwide Sales and Service
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

ITEM 11.    EXECUTIVE COMPENSATION
Information regarding: (i) executive officer and director compensation will be set forth under the captions "Election of Directors—Director Compensation" and "Executive Officers and Executive Compensation" and (ii) compensation committee interlocks will be set forth under the caption "Executive Officers and Executive Compensation—Compensation Committee Interlocks and Insider Participation and Committee Independence" in the 2013 Proxy Statement or included in a Form 10-K/A as an amendment to our Form 10-K for the fiscal year ended September 29, 2012. The 2013 Proxy Statement or Form 10-K/A will be filed with the SEC within 120 days after the end of our fiscal year.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding: (i) equity compensation plan information will be set forth under the caption "Equity Compensation Plan Information"; and (ii) security ownership of certain beneficial owners and management will be set forth under the caption "Security Ownership of Certain Beneficial Owners and Management"; in our 2013 Proxy Statement and is incorporated herein by reference or included in a Form 10-K/A as an amendment to our Form 10-K for the fiscal year ended September 29, 2012.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this item will be set forth under the caption "Certain Relationships and Related Party Transactions" in our 2013 Proxy Statement and is incorporated herein by reference or included in a Form 10-K/A as an amendment to our Form 10-K for the fiscal year ended September 29, 2012.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Principal Accounting Fees and Services
The following table sets forth fees for services provided by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, "Deloitte") during fiscal years 2012 and 2011:

	2012	2011
Audit fees(1)	$1,725,000	$1,665,000
Audit-related fees(2)	172,632	—
Tax fees	—	—
All other fees(3)	2,200	2,000
Total	$1,899,832	$1,667,000
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

(2)	Represents $146,874 in fees for due diligence associated with our acquisition activities in fiscal 2012 and $25,578 for services related to the review of our XBRL filings.

(3)	Represents the annual subscription for access to the Deloitte Accounting Research Tool, which is a searchable on-line accounting database.
Pre-Approval of Audit and Non-Audit Services
The Audit Committee has determined that the provision of non-audit services by Deloitte is compatible with maintaining Deloitte's independence. In accordance with its charter, the Audit Committee approves in advance all audit and non-audit services to be provided by Deloitte. In other cases, the Chairman of the Audit Committee has the delegated authority from the Committee to pre-approve certain additional services, and such pre-approvals are communicated to the full Committee at its next meeting. During fiscal year 2012, all services were pre-approved by the Audit Committee in accordance with this policy.

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

3.	Exhibits

Exhibit Numbers
3.1*	Restated and Amended Certificate of Incorporation. (Previously filed as Exhibit 3.1 to Form 10-K for the fiscal year ended September 29, 1990)
3.2*	Certificate of Amendment of Restated and Amended Certificate of Incorporation of Coherent, Inc. (Previously filed as Exhibit 3.2 to Form 10-K for the fiscal year ended September 28, 2002)
3.3*	Bylaws of Coherent, Inc. (Previously filed as Exhibit 3.3 to Form 10-Q for the fiscal quarter ended June 28, 2008)
10.1*‡	Amended and Restated Employee Stock Purchase Plan. (Previously filed as Exhibit 10.1 to Form S-8 filed on June 12, 2012)
10.2*‡	Coherent Employee Retirement and Investment Plan. (Previously filed as Exhibit 10.23 to Form 8, Amendment No. 1 to Annual Report on Form 10-K for the fiscal year ended September 25, 1982)
10.3*	1998 Director Option Plan. (Previously filed as Appendix B to Schedule 14A filed February 28, 2006)
10.4*‡	2001 Stock Plan (Previously filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 29, 2008)
10.5*‡	Change of Control Severance Plan, as amended and restated effective December 10, 2008. (Previously filed as Exhibit 10.1 to Form 10-Q for the quarter ended April 4, 2009)
10.6*‡	Variable Compensation Plan, as amended. (Previously filed as Exhibit 10.7 to Form 10-K for the fiscal year ended October 1, 2011)
10.7*‡	Fiscal 2011 Variable Compensation Plan Payout Scale for Named Executive Officers. (Previously filed as Exhibit 10.8 to Form 10-K for the fiscal year ended October 1, 2011)
10.8**‡	Fiscal 2012 Variable Compensation Plan Payout Scale for Named Executive Officers. (Previously filed as Exhibit 10.9 to Form 10-K for the fiscal year ended October 1, 2011)
10.9*‡	Offer Letter to Bret DiMarco. (Previously filed as Exhibit 10.14 to Form 10-K for the year ended September 30, 2006)
10.10*‡	Supplementary Retirement Plan. (Previously filed as Exhibit 10.5 to Form 10-Q for the quarter ended April 1, 2006)
10.11*‡	2005 Deferred Compensation Plan. (Previously filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended December 31, 2011)
10.12*‡	Form of 2001 Stock Plan Terms and Conditions of Restricted Stock Units. (Previously filed as Exhibit 10.1 to Form 8-K filed on November 27, 2009)
10.13*‡	Form of 2001 Stock Plan Amended Global Stock Option Agreement. (Previously filed as Exhibit 10.2 to Form 8-K filed on November 27, 2009)
10.14*	Amended and Restated Loan Agreement by and between Coherent, Inc. and Union Bank of California, N.A. dated as of May 30, 2012. (Previously filed as Exhibit 10.1 to Form 8-K filed on June 5, 2012)
10.15*	Amended and Restated Promissory Note (Base Rate) (Previously filed as Exhibit 10.2 to Form 8-K filed on June 5, 2012)
10.16*	Second Lease Amendment by and between Coherent, Inc. and 5200 Patrick Henry Associates LLC dated as of July 23, 2010. (Previously filed as Exhibit 10.1 to Form 10-Q for the quarter ended July 3, 2010)
10.17*	Form of Indemnification Agreement (Previously filed as Exhibit 10.18 to Form 10-K for the year ended October 2, 2010)
10.18*‡	2011 Equity Incentive Plan. (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8 (File No. 333-174019) filed on May 6, 2011)
10.19*‡	Form of RSU Agreement for members of the Board of Directors under the Company's 2011 Equity Incentive Plan. (Previously filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended July 2, 2011)
10.20*‡	Form of Option Agreement for members of the Board of Directors under the Company's 2011 Equity Incentive Plan. (Previously filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended July 2, 2011)
10.21*‡	Form of Performance RSU Agreement under the 2011 Equity Incentive Plan. (Previously filed as Exhibit 10.22 to Form 10-K for the fiscal year ended October 1, 2011)
10.22*‡	Form of Time-Based RSU Agreement under the 2011 Equity Incentive Plan. (Previously filed as Exhibit 10.23 to Form 10-K for the fiscal year ended October 1, 2011)
10.23‡	Form of Performance RSU Agreement under the 2011 Equity Incentive Plan (Amended)
21.1	Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (see signature page)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
__________________________________________

*	These exhibits were previously filed with the Commission as indicated and are incorporated herein by reference.
**	Portions of this exhibit are redacted and confidential treatment has been requested.
‡	Identifies management contract or compensatory plans or arrangements required to be filed as an exhibit.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COHERENT, INC.
Date:	November 28, 2012	/s/ JOHN R. AMBROSEO
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ JOHN R. AMBROSEO
John R. Ambroseo (Director and Principal Executive Officer)	November 28, 2012 Date
/s/ HELENE SIMONET
Helene Simonet (Principal Financial and Accounting Officer)	November 28, 2012 Date
/s/ JAY T. FLATLEY
Jay T. Flatley (Director)	November 28, 2012 Date
/s/ SUSAN M. JAMES
Susan M. James (Director)	November 28, 2012 Date
/s/ L. WILLIAM KRAUSE
L. William Krause (Director)	November 28, 2012 Date
/s/ GARRY W. ROGERSON
Garry W. Rogerson (Director)	November 28, 2012 Date
/s/ LAWRENCE TOMLINSON
Lawrence Tomlinson (Director)	November 28, 2012 Date
/s/ SANDEEP VIJ
Sandeep Vij (Director)	November 28, 2012 Date

STATEMENT OF MANAGEMENT RESPONSIBILITY
Management is responsible for the preparation, integrity, and objectivity of the Consolidated Financial Statements and other financial information included in the Company's 2012 Annual Report on Form 10-K. The Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles and reflect the effects of certain estimates and judgments made by management. It is critical for investors and other users of the Consolidated Financial Statements to have confidence that the financial information that we provide is timely, complete, relevant and accurate
Management, with oversight by the Company's Board of Directors, has established and maintains a corporate culture that requires that the Company's affairs be conducted to the highest standards of business ethics and conduct. Management also maintains a system of internal control that is designed to provide reasonable assurance that assets are safeguarded and that transactions are properly recorded and executed in accordance with management's authorization. This system is regularly monitored through direct management review, as well as extensive audits conducted by internal auditors throughout the organization.
Our Consolidated Financial Statements as of and for the year ended September 29, 2012 have been audited by Deloitte & Touche LLP, an independent registered public accounting firm. Their audit was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and included an integrated audit under such standards.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Coherent, Inc.:
We have audited the accompanying consolidated balance sheets of Coherent, Inc. and its subsidiaries (collectively, the "Company") as of September 29, 2012 and October 1, 2011, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended September 29, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 29, 2012 and October 1, 2011, and the results of its operations and its cash flows for each of the three years in the period ended September 29, 2012, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 2 to the consolidated financial statements, the Company has retrospectively adopted new accounting guidance related to the presentation of comprehensive income.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 29, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 28, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP

San Jose, California
November 28, 2012

COHERENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	September 29, 2012	October 1, 2011
ASSETS
Current assets:
Cash and cash equivalents	$67,761	$167,061
Short-term investments	157,168	53,142
Accounts receivable—net of allowances of $1,443 in 2012 and $1,439 in 2011	144,345	141,037
Inventories	160,113	152,385
Prepaid expenses and other assets	61,730	44,964
Deferred tax assets	23,368	22,057
Total current assets	614,485	580,646
Property and equipment, net	115,096	104,504
Goodwill	77,689	75,954
Intangible assets, net	9,473	17,980
Other assets	64,029	64,182
Total assets	$880,772	$843,266
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term obligations	$17	$15
Accounts payable	29,088	39,841
Income taxes payable	33,944	23,929
Other current liabilities	90,739	98,620
Total current liabilities	153,788	162,405
Long-term obligations	2	19
Other long-term liabilities	55,326	62,841
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock, par value $.01:
Authorized—500,000 shares;
Outstanding—23,746 shares in 2012 and 23,722 shares in 2011	237	236
Additional paid-in capital	131,708	130,250
Accumulated other comprehensive income	40,455	51,221
Retained earnings	499,256	436,294
Total stockholders' equity	671,656	618,001
Total liabilities and stockholders' equity	$880,772	$843,266
See accompanying Notes to Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended
	September 29, 2012	October 1, 2011	October 2, 2010
Net sales	$769,088	$802,834	$605,067
Cost of sales	453,103	452,012	344,256
Gross profit	315,985	350,822	260,811
Operating expenses:
Research and development	78,260	81,232	72,354
Selling, general and administrative	138,519	149,499	123,575
Amortization of intangible assets	10,376	8,082	8,002
Total operating expenses	227,155	238,813	203,931
Income from operations	88,830	112,009	56,880
Other income (expense):
Interest and dividend income	311	909	1,871
Interest expense	(86)	(147)	(256)
Other—net	1,567	11,058	(516)
Total other income (expense), net	1,792	11,820	1,099
Income before income taxes	90,622	123,829	57,979
Provision for income taxes	27,660	30,591	21,063
Net income	$62,962	$93,238	$36,916
Net income per share:
Basic	$2.67	$3.74	$1.49
Diluted	$2.62	$3.66	$1.47
Shares used in computation:
Basic	23,561	24,924	24,718
Diluted	24,026	25,464	25,091
See accompanying Notes to Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended
	September 29, 2012	October 1, 2011	October 2, 2010

Net income	$62,962	$93,238	$36,916
Other comprehensive income (loss):
Translation adjustments	(10,796)	(10,842)	(18,259)
Changes in unrealized gains (losses) on available-for-sale securities, net of taxes	30	(21)	(11)
Net loss realized on derivative instruments, net of tax	—	—	85
Other comprehensive income (loss), net of tax (1)	(10,766)	(10,863)	(18,185)
Total comprehensive income	$52,196	$82,375	$18,731

(1)
Tax expense (benefit) of $(166), $(2,283) and $756 was provided on translation adjustments during fiscal 2012, 2011 and 2010, respectively.  Tax expense (benefit) on changes in unrealized gains (losses) on available-for-sale securities and on net loss realized on derivative instruments was insignificant.

COHERENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Three Years in the Period Ended September 29, 2012
(In thousands)

	Common Stock Shares	Common Stock Par Value	Add. Paid-in Capital	Accum. Other Comp. Income	Retained Earnings	Total
Balances, October 3, 2009	24,455	$244	$188,918	$80,269	$306,140	$575,571
Common stock issued under stock plans, net of shares withheld for employee taxes	1,295	13	32,214	—	—	32,227
Repurchases of common stock	(1,196)	(12)	(43,323)	—	—	(43,335)
Stock-based compensation	—	—	8,269	—	—	8,269
Net income	—	—	—	—	36,916	36,916
Other comprehensive loss, net of tax	—	—	—	(18,185)	—	(18,185)
Balances, October 2, 2010	24,554	$245	$186,078	$62,084	$343,056	$591,463
Common stock issued under stock plans, net of shares withheld for employee taxes	1,233	11	31,403	—	—	31,414
Tax benefit from employee stock options	—	—	290	—	—	290
Repurchases of common stock	(2,065)	(20)	(100,617)	—	—	(100,637)
Stock-based compensation	—	—	13,096	—	—	13,096
Net income	—	—	—	—	93,238	93,238
Other comprehensive income, net of tax	—	—	—	(10,863)	—	(10,863)
Balances, October 1, 2011	23,722	$236	$130,250	$51,221	$436,294	$618,001
Common stock issued under stock plans, net of shares withheld for employee taxes	567	6	8,745	—	—	8,751
Tax benefit from employee stock options	—	—	1,264	—	—	1,264
Repurchases of common stock	(543)	(5)	(24,994)	—	—	(24,999)
Stock-based compensation	—	—	16,443	—	—	16,443
Net income	—	—	—	—	62,962	62,962
Other comprehensive income, net of tax	—	—	—	(10,766)	—	(10,766)
Balances, September 29, 2012	23,746	$237	$131,708	$40,455	$499,256	$671,656
See accompanying Notes to Consolidated Financial Statements

COHERENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Year Ended
	September 29, 2012	October 1, 2011	October 2, 2010
Cash flows from operating activities:
Net income	$62,962	$93,238	$36,916
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,243	20,539	21,657
Amortization of intangible assets	6,406	8,082	8,002
Write-off of Hypertronics intangibles	4,142	—	—
Stock-based compensation	16,315	12,963	8,286
Excess tax benefit from stock-based compensation arrangements	(1,264)	(5,111)	(934)
Non-cash translation adjustment related to Finland dissolution	—	(6,511)	—
Deferred income taxes	(4,763)	22,089	13,287
Loss on disposal of property and equipment	235	300	334
Other non-cash (income) expense	(427)	(232)	4,420
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(5,146)	(26,185)	(33,674)
Inventories	(9,767)	(38,570)	(14,607)
Prepaid expenses and other assets	(5,294)	(8,098)	(9,247)
Other assets	147	(1,194)	67
Accounts payable	(10,443)	(161)	15,122
Income taxes payable/receivable	(6,922)	4,272	6,454
Other current liabilities	(5,360)	8,712	22,838
Other long-term liabilities	707	2,543	(108)
Net cash provided by operating activities	64,771	86,676	78,813
Cash flows from investing activities:
Purchases of property and equipment	(36,051)	(37,117)	(15,139)
Proceeds from dispositions of property and equipment	280	355	2,144
Purchases of available-for-sale securities	(244,186)	(230,992)	(108,688)
Proceeds from sales and maturities of available-for-sale securities	140,700	195,570	133,087
Acquisition of businesses, net of cash acquired	(3,687)	(14,108)	(20,745)
Investment in SiOnyx	—	—	(2,000)
Change in restricted cash	—	625	(625)
Other-net	—	—	38
Net cash used in investing activities	(142,944)	(85,667)	(11,928)

(continued)

COHERENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (In thousands)

	Year Ended
	September 29, 2012	October 1, 2011	October 2, 2010
Cash flows from financing activities:
Short-term borrowings	$9,262	$2,344	$—
Repayments of short-term borrowings	(9,262)	(2,344)	—
Repayments of capital lease obligations	(15)	(18)	(19)
Repurchase of common stock	(24,999)	(100,637)	(43,335)
Issuance of common stock under employee stock option and purchase plans	13,288	34,720	33,438
Excess tax benefits from stock-based compensation arrangements	1,264	5,111	934
Net settlement of restricted common stock	(4,537)	(3,306)	(1,211)
Net cash used in financing activities	(14,999)	(64,130)	(10,193)
Effect of exchange rate changes on cash and cash equivalents	(6,128)	(15,198)	(11,262)
Net increase (decrease) in cash and cash equivalents	(99,300)	(78,319)	45,430
Cash and cash equivalents, beginning of year	167,061	245,380	199,950
Cash and cash equivalents, end of year	$67,761	$167,061	$245,380
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$86	$108	$223
Income taxes	$49,755	$17,291	$12,642
Cash received during the year for:
Income taxes	$11,855	$5,250	$9,213
Noncash investing and financing activities:
Unpaid property and equipment purchases	$1,031	$1,334	$2,076
Assets acquired under capital leases	$—	$—	$43

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

2. SIGNIFICANT ACCOUNTING POLICIES
Fiscal Year
Our fiscal year ends on the Saturday closest to September 30. Fiscal years 2012, 2011 and 2010 ended on September 29, 2012, October 1, 2011 and October 2, 2010, respectively, and are referred to in these financial statements as fiscal 2012, fiscal 2011, and fiscal 2010 for convenience. All fiscal years include 52 weeks. Accordingly, the financial statements of these subsidiaries as of that date and for the years then ended have been used for our consolidated financial statements. Management believes that the impact of the use of different year-ends is immaterial to our consolidated financial statements taken as a whole.
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
Basis of Presentation
The consolidated financial statements include the accounts of Coherent, Inc. and its majority-owned subsidiaries (collectively, "the Company", "we", "our", or "Coherent"). Intercompany balances and transactions have been eliminated. Investments in business entities in which we do not have control, but have the ability to exercise significant influence over operating and financial policies (generally 20%-50% ownership) are accounted for by the equity method. We currently do not have any investments accounted for by the equity method.
Fair Value of Financial Instruments
The carrying amounts of certain of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities. Short-term investments are comprised of available-for-sale securities, which are carried at fair value. Other non-current assets include trading securities and life insurance contracts related to our deferred compensation plans; trading securities are carried at fair value and life insurance contracts are carried at cash surrender values, which due to their ability to be converted to cash at that amount, approximate their fair values. The recorded carrying amount of our long-term obligations approximates fair value at fiscal 2012 and 2011 year-ends. Foreign exchange contracts are stated at fair value based on prevailing financial market information.
Cash Equivalents
All highly liquid investments with maturities of three months or less at the time of purchase are classified as cash equivalents.
Concentration of Credit Risk
Financial instruments that may potentially subject us to concentrations of credit risk consist principally of cash equivalents, short-term investments and accounts receivable. At fiscal 2012 year-end, the majority of our short-term investments are in US Treasury and federal agency obligations and corporate notes and obligations. Cash equivalents and short-term investments are maintained with several financial institutions and may exceed the amount of insurance provided on such balances. At September 29, 2012, we held cash and cash equivalents and short-term investments outside the U.S. in certain of our foreign operations totaling approximately $139.4 million, $46.1 million of which was denominated in currencies other than the U.S. dollar. The majority of our accounts receivable are derived from sales to customers for commercial applications. We perform ongoing credit evaluations of our customers' financial condition and limit the amount of credit extended when deemed necessary but generally require no collateral. We maintain reserves for potential credit losses. Our products are broadly

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

distributed and there were two customers who accounted for 14.9% and 14.8% of accounts receivable at fiscal 2012 year-end. No customers accounted for more than 10% of accounts receivable at fiscal 2011 year-end.
Accounts Receivable Allowances
Accounts receivable allowances reflect our best estimate of probable losses inherent in our accounts receivable balances. We regularly review allowances by considering factors such as historical experience, credit quality, the age of the accounts receivable balances and current economic conditions that may affect a customer's ability to pay.
Activity in accounts receivable allowance is as follows (in thousands):

	Fiscal year-end
	2012	2011	2010
Beginning balance	$1,439	$1,655	$2,147
Additions charged to expenses	1,362	1,329	349
Accruals resulting from acquisitions	—	184	33
Deductions from reserves	(1,358)	(1,729)	(874)
Ending balance	$1,443	$1,439	$1,655
Inventories
Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories are as follows (in thousands):

	Fiscal year-end
	2012	2011
Purchased parts and assemblies	$46,526	$44,824
Work-in-process	60,171	52,457
Finished goods	53,416	55,104
	$160,113	$152,385
Property and Equipment
Property and equipment are stated at cost and are depreciated or amortized using the straight-line method. Cost, accumulated depreciation and amortization, and estimated useful lives are as follows (dollars in thousands):

	Fiscal year-end
	2012	2011	Useful Life
Land	$6,251	$6,288
Buildings and improvements	67,916	62,296	5-40 years
Equipment, furniture and fixtures	205,479	194,566	3-10 years
Leasehold improvements	28,162	24,794	Lesser of useful life or terms of leases
	307,808	287,944
Accumulated depreciation and amortization	(192,712)	(183,440)
Property and equipment, net	$115,096	$104,504
Asset Retirement Obligations
The fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. All of our existing asset retirement obligations are associated with commitments to return the property to its original condition upon lease termination at various sites and costs

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

to clean up and dispose of certain fixed assets at our Sunnyvale, California site. We estimated that as of fiscal 2012 year-end, gross expected future cash flows of $2.3 million would be required to fulfill these obligations.
The following table reconciles changes in our asset retirement liability for fiscal 2012 and 2011 (in thousands):

Asset retirement liability as of October 2, 2010	$1,737
Payment of asset retirement obligations	(328)
Adjustment to asset retirement obligations recognized	318
Accretion recognized	98
Changes due to foreign currency exchange	53
Asset retirement liability as of October 1, 2011	1,878
Payment of asset retirement obligations	—
Adjustment to asset retirement obligations recognized	69
Accretion recognized	113
Changes due to foreign currency exchange	(31)
Asset retirement liability as of September 29, 2012	$2,029
At September 29, 2012 and October 1, 2011, the asset retirement liability is included in other long-term liabilities on our consolidated balance sheets.
Long-lived Assets
We evaluate the carrying value of long-lived assets, including intangible assets, whenever events or changes in business circumstances or our planned use of long-lived assets indicate that their carrying amounts may not be fully recoverable or that their useful lives are no longer appropriate. Reviews are performed to determine whether the carrying values of long-lived assets are impaired based on a comparison to the undiscounted expected future net cash flows. If the comparison indicates that impairment exists, long-lived assets that are classified as held and used are written down to their respective fair values. When long-lived assets are classified as held for sale, they are written down to their respective fair values less costs to sell. Significant management judgment is required in the forecast of future operating results that is used in the preparation of expected undiscounted cash flows. For fiscal years 2012, 2011 and 2010, there were no significant asset impairments recorded.
Goodwill
Goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired (see Note 8. "Goodwill and Intangible Assets"). In testing for impairment, we have the option to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. We elected to perform this qualitative testing in fiscal 2012, and noted no impairment. If this had not been the case, we would have needed to perform a more detailed two-step goodwill impairment test as was done in prior year which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. In a step 2 calculation, goodwill is tested for impairment by comparing the respective fair value with the respective carrying value of the reporting unit. Fair value is then determined using the Income Approach (discounted cash flow approach) valuation methodology. Absent any impairment indicators, we perform our annual impairment tests during the fourth quarter of each fiscal year using opening balance sheet as of the first day of the fourth fiscal quarter, with any resulting impairment recorded in the fourth quarter of the fiscal year.
Intangible Assets
Intangible assets, including acquired existing technology, patents, customer lists, trade name, non-compete agreements and production know-how, are amortized on a straight-line basis over estimated useful lives of one year to fifteen years.
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
Components of the reserve for warranty costs during fiscal 2012, 2011 and 2010 were as follows (in thousands):

	Fiscal
	2012	2011	2010
Beginning balance	$16,704	$13,499	$10,211
Additions related to current period sales	29,425	27,900	20,466
Warranty costs incurred in the current period	(28,263)	(24,671)	(17,450)
Accruals resulting from acquisitions	—	178	160
Adjustments to accruals related to foreign exchange and other	(424)	(202)	112
Ending balance	$17,442	$16,704	$13,499
Revenue Recognition
In October 2009, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard for multiple deliverable revenue arrangements. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. The FASB also issued a new accounting standard for certain revenue arrangements that include software elements. This new standard excludes software that is contained on a tangible product from the scope of software revenue guidance if the software is essential to the tangible product's functionality. We prospectively adopted both these standards in the first quarter of fiscal 2011. The impact of adopting these standards was not material to net sales or our consolidated financial statements for fiscal 2011. The new accounting standards for revenue recognition if applied in the same manner to fiscal 2010 would not have had a material impact on net sales or to our consolidated financial statements for that fiscal year.

Under these standards, when a sales arrangement contains multiple elements, such as products and/or services, we allocate revenue to each element based on a selling price hierarchy. Using the selling price hierarchy, we determine the selling price of each deliverable using vendor specific objective evidence (“VSOE”), if it exists, and otherwise third-party evidence (“TPE”). If neither VSOE nor TPE of selling price exists, we use estimated selling price (“ESP”). We generally expect that we will not be able to establish TPE due to the nature of the markets in which we compete, and, as such, we typically will determine selling price using VSOE or if not available, ESP.
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
Our sales to distributors, resellers and end-user customers typically do not have customer acceptance provisions and only certain of our sales to OEM customers and integrators have customer acceptance provisions. Customer acceptance is generally limited to performance under our published product specifications. For the few product sales that have customer acceptance provisions because of higher than published specifications, (1) the products are tested and accepted by the customer at our site or by the customer's acceptance of the results of our testing program prior to shipment to the customer, or (2) the revenue is deferred until customer acceptance occurs.
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
Our objective of holding derivatives is to minimize the risks of foreign currency fluctuation by using the most effective methods to eliminate or reduce the impact of these exposures. Principal currencies hedged include the Euro, Korean Won, Japanese Yen, British Pound, Chinese Renminbi and Singapore dollar.
Forwards not designated as hedging instruments are also used to hedge the impact of the variability in exchange rates on accounts receivable and collections denominated in certain foreign currencies. Our forward contracts have maturities of two months or less and changes in fair value of these derivatives are recognized in other income (expense).
Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and is presented in our Consolidated Statements of Comprehensive Income and in Note 15, "Accumulated Other Comprehensive Income (Loss)."

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
The following table presents information necessary to calculate basic and diluted earnings (loss) per share (in thousands, except per share data):

	Fiscal
	2012	2011	2010
Weighted average shares outstanding—basic (1)	23,561	24,924	24,718
Dilutive effect of employee awards	465	540	373
Weighted average shares outstanding—diluted	24,026	25,464	25,091
Net income	$62,962	$93,238	$36,916
Net income—basic	$2.67	$3.74	$1.49
Net income—diluted	$2.62	$3.66	$1.47
_______________________________________

(1)	Net of unvested restricted stock
A total of 99,912; 2,416 and 1,221,143 potentially dilutive securities have been excluded from the dilutive share calculation for fiscal 2012, 2011 and 2010, respectively, as their effect was anti-dilutive.
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
Advertising Costs
Advertising costs are expensed as incurred and were $3.5 million, $4.1 million and $2.6 million in fiscal 2012, fiscal 2011 and fiscal 2010, respectively.
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
Federal income taxes have not been provided for on a portion of the unremitted earnings of foreign subsidiaries because such earnings are intended to be permanently reinvested. The total amount of unremitted earnings and accumulated translation adjustments of foreign subsidiaries for which we have not yet recorded federal and state income taxes was approximately $270 million and $40 million respectively, at fiscal 2012 year-end. The amount of federal and state income taxes that would be payable upon repatriation of such earnings are not practicably determinable.

Adoption of New Accounting Pronouncement and Update to Significant Accounting Policies

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
In September 2011, the FASB amended existing guidance related to goodwill and other intangible assets by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. The qualitative factors are consistent with the existing guidance which requires goodwill of a reporting unit to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. If this is the case, companies will need to perform a more detailed two-step goodwill impairment test which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. We adopted this authoritative guidance and used this qualitative approach for our annual impairment testing in fiscal 2012, which we perform annually as of the first day of the fourth quarter.
Recently Issued Accounting Pronouncements
In July 2012, the FASB amended existing guidance related to goodwill and other intangible assets by giving an entity

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

testing an indefinite-lived intangible asset for impairment the option to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of an intangible asset is less than its carrying amount. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not impaired, the entity would not need to calculate the fair value of the asset. The guidance does not revise the requirement to test indefinite-lived intangible assets annually for impairment or to test these assets for impairment between annual tests if there is a change in events or circumstances. This amended guidance was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We will adopt this authoritative guidance in the first quarter of fiscal 2013. As of September 29, 2012, we did not have any indefinite-lived intangible assets recorded in our consolidated balance sheet; accordingly, we do not expect the implementation of this authoritative guidance to have a material impact on our consolidated financial position, results of operations and cash flows in connection with our impairment testing.

In December 2011, the FASB issued guidance which requires an entity to disclose information about offsetting and related arrangements to enable financial statement users to evaluate the effect or potential effect of netting arrangements, including rights of setoff associated with the entity's recognized financial assets and liabilities, on the entity's financial position. The new disclosures will enable financial statement users to compare balance sheets prepared under U.S. GAAP and International Financial Reporting Standards ("IFRS"), which are subject to different offsetting models. The disclosures will be limited to financial instruments (and derivatives) subject to enforceable master netting arrangements or similar agreements. Similar agreements include derivative clearing agreements, global master repurchase agreements, and global master securities lending agreements. Financial instruments and transactions that will be subject to the disclosure requirements may include derivatives, repurchase and reverse repurchase agreements, and securities lending and borrowing arrangements. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The guidance is effective for us beginning in fiscal 2014. We are currently evaluating the additional disclosures required, if any, from the adoption of this guidance.
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
There were no new restructuring charges during fiscal 2012. Restructuring charges during fiscal 2011 and fiscal 2010 are recorded in cost of sales, research and development and selling, general and administrative expenses in our consolidated statements of operations.
The following table presents our current liability as accrued on our balance sheets for restructuring charges. The table sets forth an analysis of the components of the restructuring charges and payments and other deductions made against the accrual for fiscal 2012, 2011 and 2010 (in thousands):

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. RESTRUCTURING ACTIVITIES (Continued)

	Severance Related	Facilities Related Charges	Other Restructuring Costs	Total
Balances, October 3, 2009	$488	$357	$807	$1,652
Provision	1,411	3,823	3,134	8,368
Payments and other	(987)	(4,163)	(2,638)	(7,788)
Balances, October 2, 2010	912	17	1,303	2,232
Provision	218	—	680	898
Payments and other	(1,130)	(17)	(1,349)	(2,496)
Balances, October 1, 2011	—	—	634	634
Provision	—	—	—	—
Payments and other	—	—	(634)	(634)
Balances, September 29, 2012	$—	$—	$—	$—
The fiscal 2011 severance related costs were primarily comprised of severance pay, outplacement services, medical and other related benefits for employees being terminated due to the transition of activities out of Tampere, Finland. At September 29, 2012, there were no remaining accrued restructuring costs.
The following table presents our restructuring charges incurred by segment:

	By Segment
	Commercial Lasers and Components	Specialty Laser Systems	Total
Costs incurred and charged to expense in fiscal 2012	$—	$—	$—
Costs incurred and charged to expense in fiscal 2011	898	—	898
Costs incurred and charged to expense in fiscal 2010	8,368	—	8,368
Costs incurred and charged to expense in fiscal 2009	8,674	6,763	15,437
Costs incurred and charged to expense in fiscal 2008	4,160	1,644	5,804
Cumulative costs incurred to date	$22,100	$8,407	$30,507

4. BUSINESS COMBINATIONS
MiDAZ Lasers Ltd

On July 23, 2012, we acquired all of the outstanding shares of MiDAZ Lasers Ltd "Midaz" for approximately $3.8 million, excluding transaction fees. Midaz was a technology-based acquisition. We intend to utilize the acquired technology in low cost, compact pulsed solid state lasers. Midaz has been included in our Specialty Lasers and Systems segment.

Our allocation of the purchase price is as follows (in thousands):

Tangible assets	$187
Goodwill	2,809
Intangible assets:
Existing technology	1,800
Deferred tax liabilities	(428)
Liabilities assumed	(582)
Total	$3,786

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The identifiable intangible assets are being amortized over their respective useful life of seven years.

We expensed $0.2 million of acquisition-related costs as selling, general and administrative expenses in our consolidated statements of operations in the fiscal year ended September 29, 2012.

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

Our allocation of the purchase price is as follows (in thousands):

Tangible assets	$4,617
Goodwill	5,807
Intangible assets:
Existing technology	3,120
In-process research and development	570
Customer lists	1,880
Trade name	410
Non-compete agreements	60
Liabilities assumed	(1,965)
Total	$14,499

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

In-process research and development (“IPR&D”) consisted of seven interrelated projects to be incorporated into one product and had not yet reached technological feasibility at the time of purchase. Acquired IPR&D assets are initially recognized at fair value and are classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. The value assigned to IPR&D was determined by considering the value of the products under development to the overall development plan, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. During the development period, these assets will not be amortized as charges to earnings; instead these assets will be subject to periodic impairment testing. Upon successful completion of the development process for the acquired IPR&D projects, the assets would then be considered finite-lived intangible assets and amortization of the assets will commence.

During the second quarter of fiscal 2012, we determined that one of the hardware projects classified as IPR&D acquired from Hypertronics would not be completed.  As a result, $0.2 million was expensed in the second fiscal quarter for that project.  During the fourth quarter of fiscal 2012, we decided to no longer pursue orders of Hypertronics' legacy products and thus

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. BUSINESS COMBINATIONS (Continued)

determined that an impairment review of the intangible assets was required. As a result of our analysis, we determined that the intangible assets were fully impaired and that the remaining hardware projects classified as IPR&D acquired from Hypertronics would not be completed.  As a result, we recorded a $4.0 million charge in amortization expense in the fourth quarter of fiscal 2012. We also wrote off $0.3 million of inventory unique to these products that were not expected to be resold.

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
Our allocation of the purchase price is as follows (in thousands):

Tangible assets	$1,132
Goodwill	3,841
Intangible assets:
Existing technology	2,130
In-process research and development	650
Customer lists	360
Trade name	140
Order backlog	30
Non-compete agreements	10
Liabilities assumed	(2,371)
Total	$5,922
The goodwill recognized from this acquisition resulted primarily from access to anticipated growth in the laser tool market and was included in our Commercial Lasers and Components ("CLC") segment. None of the goodwill from this purchase is deductible for tax purposes.
The identifiable intangible assets are being amortized over their respective useful lives of one to six years.
IPR&D consists of three development projects that had not yet reached technological feasibility. Acquired IPR&D assets are initially recognized at fair value and are classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. The value assigned to IPR&D was determined by considering the value of the products under development to the overall development plan, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. During the development period, these assets have not been amortized as charges to earnings; instead these assets have been subject to periodic impairment testing. The development process for the acquired IPR&D projects was completed and amortization of the assets began in the fourth quarter of fiscal 2012.
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

in current restricted cash on our consolidated balance sheet.
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

5. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES
We measure our cash equivalents and marketable securities at fair value. The fair values of our financial assets and liabilities are determined using quoted market prices of identical assets or quoted market prices of similar assets from active markets. Level 1 valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 valuations are obtained from quoted market prices in active markets involving similar assets; these instruments, which mature within one year and are issued by counterparties with high credit ratings, include U.S. Treasury and international government obligations, investment-grade corporate bonds, certificates of deposit and commercial paper. Level 3 valuations would be based on unobservable inputs to a valuation model and include our own data about assumptions market participants would use in pricing the asset or liability based on the best information available under the circumstances; as of September 29, 2012 and October 1, 2011, we did not have any assets or liabilities valued based on Level 3 valuations.

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial assets and liabilities measured at fair value as of September 29, 2012 are summarized below (in thousands):

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Total Fair Value
	(Level 1)	(Level 2)
Money market fund deposits(1)	$10,340	$—	$10,340
Certificates of deposit(2)(7)	—	31,253	31,253
U.S. and international government obligations(3)(7)	—	110,967	110,967
Corporate notes and obligations(4)(7)	—	43,406	43,406
Commercial paper(3)(7)	—	2,000	2,000
Foreign currency contracts(5)(8)	—	(21)	(21)
Mutual funds—Deferred comp and supplemental plan(6)(9)	6,400	—	6,400

(1)	Included in cash and cash equivalents on the Consolidated Balance Sheet. The carrying amounts approximate fair value due to the short-term maturities of the cash equivalents.

(2)	Includes $29,234 recorded in cash and cash equivalents and $2,019 recorded in short-term investments on the Consolidated Balance Sheet.

(3)	Included in short-term investments on the Consolidated Balance Sheet.

(4)	Includes $1,223 recorded in cash and cash equivalents and $42,183 recorded in short-term investments on the Consolidated Balance Sheet.

(5)	Includes $626 recorded in prepaid expenses and other assets and $645 recorded in other current liabilities on the Consolidated Balance Sheet (see Note 7).

(6)	Includes $2,891 recorded in prepaid expenses and other assets and $3,509 recorded in other assets on the Consolidated Balance Sheet (see Note 14).

(7)
Valuations are based upon quoted market prices in active markets involving similar assets. The market inputs used to value these instruments generally consist of market yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. Pricing sources include industry standard data providers, security master files from large financial institutions, and other third party sources which are input into a distribution-curve-based algorithm to determine a daily market value. This creates a “consensus price” or a weighted average price for each security.

(8)
The principal market in which we execute our foreign currency contracts is the institutional market in an over-the-counter environment with a relatively high level of price transparency. The market participants usually are large commercial banks. Our foreign currency contracts’ valuation inputs are based on quoted prices and quoted pricing intervals from public data sources and do not involve management judgment.

(9)
The fair value of mutual funds is determined based on quoted market prices. Securities traded on a national exchange are stated at the last reported sales price on the day of valuation; other securities traded in over-the-counter market and listed securities for which no sale was reported on that date are stated as the last quoted bid price.

Financial assets and liabilities measured at fair value as of October 1, 2011 are summarized below (in thousands):

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES (Continued)

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Total Fair Value
	(Level 1)	(Level 2)
Money market fund deposits(1)	$8,135	$—	$8,135
Certificates of deposit(2)(7)	—	65,941	65,941
U.S. and international government obligations(3)(7)	—	62,079	62,079
Corporate notes and obligations(4)(7)	—	48,967	48,967
Foreign currency contracts(5)(8)	—	181	181
Mutual funds—Deferred comp and supplemental plans(6)(9)	7,830	—	7,830

(1)	Included in cash and cash equivalents on the Consolidated Balance Sheet. The carrying amounts approximate fair value due to the short-term maturities of the cash equivalents.

(2)	Includes $59,431 recorded in cash and cash equivalents and $6,510 recorded in short-term investments on the Consolidated Balance Sheet.

(3)	Includes $60,978 recorded in cash and cash equivalents and $1,101 recorded in short-term investments on the Consolidated Balance Sheet.

(4)	Includes $3,436 recorded in cash and cash equivalents and $45,531 recorded in short-term investments on the Consolidated Balance Sheet.

(5)	Includes $578 recorded in prepaid expenses and other assets and $397 recorded in other current liabilities on the Consolidated Balance Sheet (see Note 7).

(6)	Includes $2,844 recorded in prepaid expenses and other assets and $4,986 recorded in other assets on the Consolidated Balance Sheet (see Note 14).

(7)
Valuations are based upon quoted market prices in active markets involving similar assets. The market inputs used to value these instruments generally consist of market yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. Pricing sources include industry standard data providers, security master files from large financial institutions, and other third party sources which are input into a distribution-curve-based algorithm to determine a daily market value. This creates a “consensus price” or a weighted average price for each security.

(8)
The principal market in which we execute our foreign currency contracts is the institutional market in an over-the-counter environment with a relatively high level of price transparency. The market participants usually are large commercial banks. Our foreign currency contracts’ valuation inputs are based on quoted prices and quoted pricing intervals from public data sources and do not involve management judgment.

(9)
The fair value of mutual funds is determined based on quoted market prices. Securities traded on a national exchange are stated at the last reported sales price on the day of valuation; other securities traded in over-the-counter market and listed securities for which no sale was reported on that date are stated as the last quoted bid price.

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
Cash, cash equivalents and short-term investments consist of the following (in thousands):

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. SHORT-TERM INVESTMENTS (Continued)

	Fiscal 2012 Year-end
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$67,752	$9	$—	$67,761
Short-term investments:
Available-for-sale securities:
Commercial paper	$2,000	$—	$—	$2,000
Certificates of deposit	2,017	2	—	2,019
U.S. Treasury and agency obligations	108,284	666	(2)	108,948
International government obligations	2,004	14	—	2,018
Corporate notes and obligations	41,912	272	(1)	42,183
Total short-term investments	$156,217	$954	$(3)	$157,168

	Fiscal 2011 Year-end
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$166,931	$131	$(1)	$167,061
Short-term investments:
Available-for-sale securities:
Certificates of deposit	$6,500	$10	$—	$6,510
International government obligations	1,101	1	(1)	1,101
Corporate notes and obligations	45,282	275	(26)	45,531
Total short-term investments	$52,883	$286	$(27)	$53,142

The amortized cost and estimated fair value of available-for-sale investments in debt securities at fiscal 2012 and 2011 year-ends, classified as short-term investments on our consolidated balance sheets, were as follows (in thousands):

	Fiscal Year-end
	2012		2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Investments in available-for-sale debt securities due in less than 1 year	$154,200	$155,149	$46,383	$46,632
During fiscal 2012, we received proceeds totaling $77.9 million from the sale of available-for-sale securities and realized gross gains of less than $0.1 million. During fiscal 2011, we received proceeds totaling $172.6 million from the sale of available-for-sale securities and realized gross gains of less than $0.1 million.
At September 29, 2012, gross unrealized losses on our investments with unrealized losses that are not deemed to be other-than-temporarily impaired were $3,000 on corporate notes and obligations, U.S. Treasury and agency obligations and international government obligations of $49.9 million.

7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
All derivatives, whether designated in hedging relationships or not, are recorded on the balance sheet at fair value. We enter into foreign exchange forwards to minimize the risks of foreign currency fluctuation of specific assets and liabilities on the balance sheet; these are not designated as hedging instruments. Our derivative contracts do not contain any credit risk related contingent features and do not require collateral or other security to be furnished by us or the counterparties.
We maintain operations in various countries outside of the United States and have foreign subsidiaries that manufacture and sell our products in various global markets. The majority of our sales are transacted in U.S. dollars. However, we do generate revenues in other currencies, primarily the Japanese Yen, the Euro and the Korean Won. As a result, our earnings, cash flows and cash balances are exposed to fluctuations in foreign currency exchange rates. We attempt to limit these exposures through financial market instruments. We utilize derivative instruments, primarily forward contracts with maturities of two

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

months or less, to manage our exposure associated with anticipated cash flows and net asset and liability positions denominated in foreign currencies. Gains and losses on the forward contracts are mitigated by gains and losses on the underlying instruments. We do not use derivative financial instruments for speculative or trading purposes. If a financial counterparty to any of our hedging arrangements experiences financial difficulties or is otherwise unable to honor the terms of the foreign currency hedge, we may experience material financial losses.
For derivative instruments that are not designated as hedging instruments, gains and losses are recognized in other income (expense).
The outstanding notional contract and fair value amounts of hedge contracts, with maximum maturity of two months are as follows (in thousands):

	U.S. Notional Contract Value		U.S. Notional Fair Value
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Euro currency hedge contracts:
Purchase	$61,779	$42,488	$62,404	$42,103

Korean WON currency hedge contracts:
Sell	$(39,039)	$(7,044)	$(39,559)	$(6,591)

Other foreign currency hedge contracts:
Purchase	$—	$2,351	$—	$2,355
Sell	(20,452)	(9,739)	(20,578)	(9,630)
Other, Net	$(20,452)	$(7,388)	$(20,578)	$(7,275)
The fair value of our derivative instruments are included in prepaid expenses and other assets and in other current liabilities in our Consolidated Balance Sheets (see Note 5); such amounts were not material as of September 29, 2012 and October 1, 2011.
The amount of non-designated derivative instruments' loss in the Consolidated Statements of Operations, included in other income (expense) for the fiscal year ended September 29, 2012 and October 1, 2011 is as follows (in thousands):

	Amount of Gain or (Loss) Recognized in Income on Derivatives
	Fiscal Year Ended September 29, 2012	Fiscal Year Ended October 1, 2011
Derivatives not designated as hedging instruments
Foreign exchange contracts	$(2,729)	$(14)

8. GOODWILL AND INTANGIBLE ASSETS
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

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. In September 2011, the FASB amended its guidance to simplify testing goodwill for impairment, allowing an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If an entity determines as a result of the qualitative assessment that it is more likely than not (> 50% likelihood) that the fair value of a reporting unit is less than its carrying amount, then the quantitative test is required. Otherwise, no further testing is required. We adopted this accounting guidance for our impairment testing in fiscal

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. GOODWILL AND INTANGIBLE ASSETS (continued)

2012.

Coherent has two reporting units: Commercial Lasers and Components and Specialty Laser Systems. The fair value of each of our reporting units was substantially in excess of its estimated carrying amount as of the most recent quantitative analysis of goodwill impairment performed using the opening balance sheet as of fourth quarter of fiscal 2010. Under the goodwill standards in effect for fiscal 2011, we determined that we had met the requirements of the goodwill standard for carrying forward our fair value determination from fiscal 2010, and did not perform detailed calculation of the fair value of our reporting units for fiscal 2011, but rather compared the fair values calculated in the prior year to the 2011 carrying values of our reporting units; based on our evaluation, the fair values of each of the two operating segments significantly exceeded their carrying value as of that date. Between the completion of that testing and the end of the third quarter of fiscal 2012, we noted no indications of impairment or triggering events to cause us to review goodwill for potential impairment. There were no triggering events or changes in circumstances subsequent to that quantitative analysis to indicate that the fair value of either of Coherent's reporting units would be less than its carrying amount.

In our fiscal 2012 annual testing, we performed a qualitative assessment of the goodwill by reporting unit during the fourth quarter of fiscal 2012 using the opening balance sheet as of the first day of the fourth quarter and concluded that it was more likely than not that the fair value of each of the reporting units exceeded its carrying amount. In assessing the qualitative factors, we considered the impact of these key factors: macroeconomic conditions, fluctuations in foreign currency, market and industry conditions, our operating and competitive environment, regulatory and political developments, the overall financial performance of our reporting units including cost factors and budgeted-to-actual revenue results. We also considered market capitalization and stock price performance. Based on our assessment, goodwill in the reporting units was not impaired as of the first day of the fourth quarter of fiscal 2012. As such, it was not necessary to perform the two-step goodwill impairment test at that time.
The changes in the carrying amount of goodwill by segment for fiscal 2012 and 2011 are as follows (in thousands):

	Commercial Lasers and Components (1)	Specialty Laser Systems (2)	Total
Balance as of October 2, 2010	$6,364	$64,432	$70,796
Additions (see Note 4)	—	5,807	5,807
Translation adjustments and other	1	(650)	(649)
Balance as of October 1, 2011	6,365	69,589	75,954
Additions (see Note 4)	—	2,809	2,809
Translation adjustments and other	(2)	(1,072)	(1,074)
Balance as of September 29, 2012	$6,363	$71,326	$77,689
(1) Gross amount of goodwill for our CLC segment was $25.7 million at September 29, 2012 and October 1, 2011. For both periods, the accumulated impairment loss for the CLC segment was $19.3 million reflecting an impairment charge in fiscal 2009.
(2) The gross amount of goodwill for our SLS segment was $73.7 million and $72.0 million at September 29, 2012 and October 1, 2011, respectively. For both periods, the accumulated impairment loss for the SLS segment was $2.4 million reflecting an impairment charge in fiscal 2003.
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

During the second quarter of fiscal 2012, we determined that one of the hardware projects classified as in-process research and development ("IPR&D") acquired from Hypertronics would not be completed.  As a result, $0.2 million was included in research and development expense in the second fiscal quarter for that project.  During the fourth quarter of fiscal 2012, we decided to no longer pursue orders of Hypertronics legacy products and determined that the carrying amounts of the amortizable intangible assets, including the remaining IPR&D, acquired from Hypertronics may not be recoverable and thus determined that an impairment review of the intangible assets was required. As a result of our analysis, we determined that the

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. GOODWILL AND INTANGIBLE ASSETS (continued)

intangible assets were fully impaired and that the remaining hardware projects classified as in-process research and development ("IPR&D") acquired from Hypertronics would not be completed.  As a result, we recorded a $4.0 million charge in amortization expense in the fourth quarter of fiscal 2012. We also considered the valuation of the goodwill recorded upon the acquisition of Hypertronics (approximately $5.9 million at September 29, 2012) and determined that the goodwill was not impaired, and no write-off is warranted, as the goodwill is related to the key strategic purpose of our acquisition - expansion into the Asian market with the addition of a full manufacturing facility.
The components of our amortizable intangible assets are as follows (in thousands):

	Fiscal 2012 Year-end			Fiscal 2011 Year-end
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Existing technology	$51,346	$(44,457)	$6,889	$52,283	$(41,615)	$10,668
Patents (1)	—	—	—	7,246	(7,220)	26
Customer lists	7,849	(5,666)	2,183	9,807	(5,142)	4,665
Trade name	3,050	(2,749)	301	3,566	(2,504)	1,062
Non-compete agreement	689	(661)	28	837	(784)	53
Production know-how	910	(838)	72	910	(621)	289
In-process research and development	—	—	—	1,217	—	1,217
Total	$63,844	$(54,371)	$9,473	$75,866	$(57,886)	$17,980
(1) For accounting purposes, when an intangible asset is fully amortized, it is removed from the disclosure schedule.
Amortizable intangible assets include intangible assets acquired through business combinations as well as through direct purchases or licenses. All IPR&D projects outstanding at the end of fiscal 2011 were either written off as discussed above, or completed during fiscal 2012 and reclassified to "existing technology" intangible assets with finite lives.
The weighted average remaining amortization period for existing technology, customer lists, trade name, non-compete agreements and production know-how are approximately 4 years, 4 years, 1 year, 2 years and less than 1 year, respectively. Patents and order backlog are fully amortized. Amortization expense for intangible assets during fiscal years 2012, 2011, and 2010 was $10.4 million, $8.1 million and $8.0 million, respectively, which includes $6.6 million, $5.5 million and $5.5 million, respectively, for amortization of existing technology and production know-how.
Estimated amortization expense for the next five fiscal years and all years thereafter are as follows (in thousands):

Estimated Amortization Expense
2013	$3,276
2014	2,251
2015	1,758
2016	1,357
2017	357
Thereafter	474
Total	$9,473

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. BALANCE SHEET DETAILS (continued)

9. BALANCE SHEET DETAILS
Prepaid expenses and other assets consist of the following (in thousands):

	Fiscal Year-end
	2012	2011
Prepaid and refundable income taxes	$20,634	$9,193
Prepaid expenses and other	41,096	35,771
Total prepaid expenses and other assets	$61,730	$44,964
Other assets consist of the following (in thousands):

	Fiscal Year-end
	2012	2011
Assets related to deferred compensation arrangements (see Note 14)	$21,990	$22,737
Deferred tax assets	37,160	37,156
Other assets	4,879	4,289
Total other assets	$64,029	$64,182
On June 8, 2010, we invested $2.0 million in SiOnyx, Inc., a privately-held company focused on shallow junction photonics, used to enhance the performance of light sensing devices used in consumer, industrial, medical and defense related applications using black silicon processing. The investment is included in other assets and is being carried on a cost basis.
Other current liabilities consist of the following (in thousands):

	Fiscal Year-end
	2012	2011
Accrued payroll and benefits	$28,100	$39,639
Accrued expenses and other	10,445	12,473
Reserve for warranty	17,442	16,704
Other taxes payable	15,457	11,067
Customer deposits	1,830	3,210
Accrued restructuring charges (Note 3)	—	634
Deferred income	17,465	14,893
Total other current liabilities	$90,739	$98,620
Other long-term liabilities consist of the following (in thousands):

	Fiscal Year-end
	2012	2011
Long-term taxes payable	$21,281	$27,775
Deferred compensation (see Note 14)	22,816	22,685
Deferred tax liabilities	726	2,194
Deferred income	2,191	2,636
Asset retirement obligations liability (see Note 2)	2,029	1,878
Other long-term liabilities	6,283	5,673
Total other long-term liabilities	$55,326	$62,841

10. SHORT-TERM BORROWINGS

We have several lines of credit which allow us to borrow in the applicable local currency. We have a total of $20.2 million of unsecured foreign lines of credit as of September 29, 2012. At September 29, 2012, we had used $1.9 million of these available foreign lines of credit as guarantees. These credit facilities were used in Europe and Japan during fiscal 2012. In addition, our domestic line of credit consists of a $50.0 million unsecured revolving credit account with Union Bank of California. The agreement will expire on May 31, 2014. The line of credit is subject to covenants related to financial ratios and tangible net worth with which we are currently in compliance. No amounts have been drawn upon our domestic line of credit as of September 29, 2012.

11. LONG-TERM OBLIGATIONS
The components of long-term obligations are as follows (in thousands):

	Fiscal Year-end
	2012	2011
Capital leases	$19	$34
Current portion	(17)	(15)
Long-term obligations	$2	$19

12. COMMITMENTS AND CONTINGENCIES
Commitments
We lease several of our facilities under operating leases.
Future minimum payments under our non-cancelable operating leases at September 29, 2012 are as follows (in thousands):

Fiscal
2013	$8,721
2014	7,543
2015	5,754
2016	5,255
2017	5,053
Thereafter through 2020	9,727
Total	$42,053
Rent expense, exclusive of sublease income, was $10.0 million, $10.1 million and $10.1 million in fiscal 2012, 2011 and 2010, respectively. There was no sublease income for fiscal 2012, and sublease income was less than $0.1 million and $0.1 million for fiscal years 2011 and 2010, respectively.
As of September 29, 2012, we had total purchase commitments for inventory over the next year of approximately $65.5 million and purchase obligations for fixed assets and services of $6.8 million compared to $71.5 million of purchase commitments for inventory and $8.6 million of purchase obligations for fixed assets and services at October 1, 2011.
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
Between February 15, 2007 and March 2, 2007, three purported shareholder derivative lawsuits were filed in the United States District Court for the Northern District of California against certain of the Company's current and former officers and

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12. COMMITMENTS AND CONTINGENCIES (continued)

directors. The Company is named as a nominal defendant. The complaints generally allege that the defendants breached their fiduciary duties and violated the securities laws in connection with the granting of stock options, the accounting treatment for such grants, the issuance of allegedly misleading public statements and stock sales by certain of the individual defendants. On May 30, 2007, these lawsuits were consolidated under the caption In re Coherent, Inc. Shareholder Derivative Litigation. On November 24, 2009, the United States District Court of the Northern District of California entered an Order and Final Judgment, which approved a negotiated settlement and dismissed the action with prejudice. Following receipt of insurance proceeds (which included reimbursement for certain legal costs incurred in prior years) and the payment of the plaintiff attorneys' fees and expenses, we received a net cash benefit of $2.2 million from the settlement on December 11, 2009, which was recorded in selling general and administrative expenses in the Consolidated Statement of Operations for the first quarter of fiscal 2010.

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
On February 10, 2011, we announced that the Company would repurchase up to 1,271,100 shares of our common stock through a modified “Dutch Auction” tender offer. On March 14, 2011, we completed our tender offer, repurchased and retired 454,682 shares of outstanding common stock at a price of $59.00 per share for a total of $26.8 million excluding expenses. During the third and fourth quarters of fiscal 2011, we repurchased and retired an additional 1,024,409 shares of outstanding common stock at an average price of $47.03 per share for a total of $48.2 million, excluding expenses.
On August 25, 2011, we announced that the Board of Directors had authorized the repurchase of up to $50.0 million of our common stock. The program was authorized for 12 months from the date of authorization. During fiscal 2011, we repurchased and retired 586,200 shares of outstanding common stock at an average price of $42.67 per share for a total of $25.0 million, excluding expenses.
During fiscal 2012, we repurchased and retired 543,200 shares of outstanding common stock at an average price of $45.99 per share for a total of $25.0 million, excluding expenses. There are no funds remaining authorized for repurchase at September 29, 2012 under this repurchase program.
14. EMPLOYEE STOCK AWARD, OPTION AND BENEFIT PLANS
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

	Fiscal Year-end
	2012	2011
Cash surrender value of life insurance contracts	$18,481	$17,751
Fair value of mutual funds	6,400	7,830
Total assets	$24,881	$25,581

Total assets, included in:
Prepaid expenses and other assets	$2,891	$2,844
Other assets	21,990	22,737
Total assets	$24,881	$25,581

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14. EMPLOYEE STOCK OPTION AND BENEFIT PLANS (continued)

	Fiscal Year-end
	2012	2011
Total deferred compensation liability, included in:
Other current liabilities	$2,891	$2,844
Other long-term liabilities	22,816	22,685
Total deferred compensation liability	$25,707	$25,529
Life insurance premiums loads, policy fees and cost of insurance that are paid from the asset investments and gains and losses from the asset investments for these plans are recorded as components of other income or expense; such amounts were a net gain of $1.6 million (including a $0.2 million death benefit) in fiscal year 2012, a net gain of $3.1 million (including a $1.5 million death benefit) in fiscal year 2011 and a net gain of $0.7 million in fiscal year 2010. Changes in the obligation to plan participants are recorded as a component of operating expenses and cost of sales; such amounts were an expense of $2.3 million in fiscal year 2012, an expense of $2.6 million in fiscal year 2011 and an expense of $1.6 million in fiscal year 2010. Liabilities associated with participant balances under our deferred compensation plans are affected by individual contributions and distributions made, as well as gains and losses on the participant's investment allocation election.
Coherent Employee Retirement and Investment Plan
Under the Coherent Employee Retirement and Investment Plan, we match employee contributions to the plan up to a maximum of 4% of the employee's individual earnings. Employees become eligible for participation on their first day of employment and for Company matching contributions after completing one year of service. The Company's contributions (net of forfeitures) during fiscal 2012, 2011, and 2010 were $3.2 million, $3.0 million and $2.6 million, respectively.
Employee Stock Purchase Plan
We have an Employee Stock Purchase Plan ("ESPP") whereby eligible employees may authorize payroll deductions of up to 10% of their regular base salary to purchase shares at the lower of 85% of the fair market value of the common stock on the date of commencement of the offering or on the last day of the six-month offering period. During fiscal 2012, 2011 and 2010, a total of 139,012 shares, 144,147 shares and 229,172 shares, respectively, were purchased by and distributed to employees at an average price of $42.19, $34.47 and $18.50 per share, respectively. At fiscal 2012 year-end, we had 1,087,979 shares of our common stock reserved for future issuance under the plan.
Stock Award and Option Plans
We have a Stock Plan for which employees and non-employee directors are eligible participants. This Plan is the 2011 Equity Incentive Plan (the "2011 Plan") which includes our options, time-based restricted stock units and market-based performance restricted stock units. In prior years, we have had a Stock Plan for which employees and service providers were eligible participants and a non-employee Directors' Stock Option Plan for which only non-employee directors were eligible participants. Those prior Plans have expired, and any future grants will be made from the 2011 Plan. Under the 2011 Plan, Coherent may grant options and awards (time-based restricted stock units and market-based performance restricted stock units) to purchase up to 6,882,000 shares of common stock, of which 6,371,431 remain available for grant at fiscal 2012 year end.
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
The Company did not grant any stock options in fiscal 2012. The fair values of the Company's stock options granted to employees for fiscal 2011 and 2010, and of shares purchased under the stock purchase plan for fiscal 2012, 2011 and 2010 were estimated using the following weighted-average assumptions:

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14. EMPLOYEE STOCK OPTION AND BENEFIT PLANS (continued)

	Employee Stock Option Plans			Employee Stock Purchase Plans
	Fiscal			Fiscal
	2012	2011	2010	2012	2011	2010
Expected life in years	—	6.0	4.6	0.5	0.5	0.5
Expected volatility	—	36.1%	33.0%	47.0%	32.8%	33.5%
Risk-free interest rate	—	1.1%	2.0%	0.9%	0.1%	0.2%
Expected dividends	—	—	—	—	—	—
Weighted average fair value per share	$—	$16.26	$8.27	$13.62	$12.50	$7.27
Time-Based Restricted Stock Units
Time-based restricted stock units are fair valued at the closing market price on the date of grant.
Market-Based Performance Restricted Stock Units
We grant market-based performance restricted stock units to officers and certain employees. The performance stock unit agreements provide for the award of performance stock units with each unit representing the right to receive one share of Coherent, Inc. common stock to be issued after the applicable award period. The final number of units awarded for this grant will be determined as of the vesting dates, based upon our total shareholder return over the performance period compared to the Russell 2000 Index and could range from a minimum of no units to a maximum of twice the initial award. The weighted average fair value for these performance units was determined using a Monte Carlo simulation model incorporating the following weighted average assumptions:

	Fiscal
	2012	2011
Risk-free interest rate	0.39%	0.65%
Volatility	41.8%	38.8%
Weighted average fair value	$71.59	$49.37

We recognize the estimated cost of these awards, as determined under the simulation model, over the related service period, with no adjustment in future periods based upon the actual shareholder return over the performance period.
Stock Compensation Expense
The following table shows total stock-based compensation expense included in the Consolidated Statements of Operations for fiscal 2012, 2011 and 2010 (in thousands):

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Cost of sales	$1,670	$1,331	$949
Research and development	1,628	1,474	1,174
Selling, general and administrative	13,015	10,158	6,333
Income tax benefit	(4,796)	(3,802)	(1,610)
	$11,517	$9,161	$6,846
Total stock-based compensation cost capitalized as part of inventory during fiscal 2012 was $1.8 million; $1.7 million was amortized into income during fiscal 2012, which includes amounts capitalized in fiscal 2012 and amounts carried over from fiscal 2011. Total stock-based compensation cost capitalized as part of inventory during fiscal 2011 was $1.5 million; $1.3 million was amortized into income during fiscal 2011, which includes amounts capitalized in fiscal 2011 and amounts carried over from fiscal 2010. Management has made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.
At fiscal 2012 year-end, the total compensation cost related to unvested stock-based awards granted to employees under

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14. EMPLOYEE STOCK OPTION AND BENEFIT PLANS (continued)

the Company's stock option and award plans but not yet recognized was approximately $14.9 million, net of estimated forfeitures of $1.9 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 1.2 years and will be adjusted for subsequent changes in estimated forfeitures.
At fiscal 2012 year-end, the total compensation cost related to options to purchase common shares under the ESPP but not yet recognized was approximately $0.1 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately one month.
The stock option exercise tax benefits reported in the statement of cash flows results from the excess tax benefits arising from tax deductions in excess of the stock-based compensation cost recognized, determined on a grant-by-grant basis. During fiscal 2012, fiscal 2011, and fiscal 2010 we recorded approximately $1.3 million, $5.1 million and $0.9 million, respectively, of excess tax benefits as cash flows from financing activities.
During fiscal 2010, we recorded cash-based compensation expense of $0.3 million for cash payments to employees for options that were not able to be exercised due to the internal stock option investigation.
Stock Options & Awards Activity
The following is a summary of option activity for our Stock Option Plans for fiscal 2012, 2011 and 2010 (in thousands, except per share amounts and remaining contractual term in years):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at October 3, 2009	2,494	$29.44
Granted	476	26.59
Exercised	(1,004)	29.09
Forfeitures	(38)	24.66
Expirations	(35)	31.95
Outstanding at October 2, 2010	1,893	$28.96	4.0	$21,279
Granted	24	44.74
Exercised	(975)	30.51
Forfeitures	(21)	24.97
Expirations	(4)	33.95
Outstanding at October 1, 2011	917	$27.80	4.2	$13,952
Granted	—	—
Exercised	(269)	27.56
Forfeitures	(1)	26.16
Expirations	(6)	32.10
Outstanding at September 29, 2012	641	$27.86	3.5	$9,823
Vested and expected to vest at September 29, 2012	639	$27.82	3.5	$9,814
Exercisable at September 29, 2012	488	$27.77	3.2	$7,503
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the quoted price of our common stock for in-the-money options. During fiscal 2012, 2011 and 2010, the aggregate intrinsic value of options exercised under the Company's stock option plans were $6.8 million, $18.6 million and $6.0 million, respectively, determined as of the date of option exercise.
The following table summarizes information about stock options outstanding at fiscal 2012 year-end:

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14. EMPLOYEE STOCK OPTION AND BENEFIT PLANS (continued)

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Number of Shares	Weighted Average Exercise Price per Share
$15.21 - $23.16	144,141	$22.31	3.08	144,141	$22.31
$26.16 - $26.16	280,050	26.16	4.14	143,726	26.16
$27.93- $32.00	42,000	30.26	6.63	42,000	30.26
$32.95- $32.95	149,960	32.95	1.01	149,960	32.95
$35.36 - $44.74	25,000	44.36	8.81	8,000	44.74
$15.21 - $44.74	641,151	$27.86	3.52	487,827	$27.77
The following table summarizes our restricted stock award and restricted stock unit activity for fiscal 2012, 2011 and 2010 (in thousands, except per share amounts):

	Time Based Restricted Stock Units		Market-Based Performance Restricted Stock Units
	Number of Shares(1)	Weighted Average Grant Date Fair Value	Number of Shares(2)	Weighted Average Grant Date Fair Value
Nonvested stock at October 3, 2009	357	$25.66	—	$—
Granted	245	26.73	—	—
Vested	(104)	25.87	—	—
Forfeited	(17)	23.87	—	—
Nonvested stock at October 2, 2010	481	$26.22	—	$—
Granted	191	45.44	101	$49.77
Vested	(183)	26.17	—	—
Forfeited	(85)	29.20	—	—
Nonvested stock at October 1, 2011	404	$34.71	101	$49.77
Granted	250	53.59	95	63.85
Vested	(206)	32.66	(44)	53.18
Forfeited	(8)	49.07	—	—
Nonvested stock at September 29, 2012	440	$47.81	152	$57.55
__________________________________________

(1)	Service-based restricted stock vested during each fiscal year

(2)	Performance-based awards and units included at 100% of target goal; under the terms of the awards, the recipient may earn between 0% and 200% of the award.
Restricted Stock Units are converted into the right to receive common stock upon vesting; prior to issuance, the Company permits the holders to satisfy their tax withholding requirements by net settlement, whereby the Company withholds a portion of the shares to cover the applicable taxes based on the fair market value of the Company's stock at the vesting date. The number of shares withheld to cover tax payments was 90,000 in fiscal 2012, 70,000 in fiscal 2011 and 41,000 in fiscal 2010; tax payments made were $4.5 million, $3.3 million and $1.2 million, respectively.
At fiscal 2012 year-end, 6,371,431 options or restricted stock units were available for future grant under all plans. At fiscal 2012 year-end, all outstanding stock options have been issued under plans approved by our shareholders.

15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (net of tax) at fiscal 2012 and fiscal 2011 year-ends are substantially comprised of accumulated translation adjustments of $40.4 million and $51.2 million, respectively.

16. OTHER INCOME (EXPENSE), NET
Other income (expense) includes other-net which is comprised of the following (in thousands):

	Fiscal
	2012	2011	2010
Foreign exchange gain (loss)	$(451)	$1,457	$(1,417)
Translation adjustment related to dissolution of Finland (1)	—	6,511	—
Gain (loss) on deferred compensation investments, net (Note 14)	1,644	3,149	756
Other—net	374	(59)	145
Other income (expense), net	$1,567	$11,058	$(516)
_______________________________________________

(1)
In the second quarter of fiscal 2011, the Company had substantially completed the liquidation of its Finland operations and recognized in other income the accumulated translation gains for this subsidiary previously recorded in accumulated other comprehensive income (loss) on the consolidated balance sheet.

17. INCOME TAXES
The provision for (benefit from) income taxes on income (loss) before income taxes consists of the following (in thousands):

	Fiscal
	2012	2011	2010
Currently payable:
Federal	$(7,856)	$(14,408)	$(7,776)
State	(103)	677	(551)
Foreign	38,259	31,098	17,967
	30,300	17,367	9,640
Deferred:
Federal	3,763	10,325	10,897
State	289	2,358	1,418
Foreign	(6,692)	541	(892)
	(2,640)	13,224	11,423
Provision for income taxes	$27,660	$30,591	$21,063
The components of income (loss) before income taxes consist of (in thousands):

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
17. INCOME TAXES (continued)

	Fiscal
	2012	2011	2010
United States	$(9,212)	$32,993	$9,004
Foreign	99,834	90,836	48,975
Income before income taxes	$90,622	$123,829	$57,979
The reconciliation of the income tax expense at the U.S. Federal statutory rate (35% in fiscal years 2012, 2011 and 2010) to actual income tax expense is as follows (in thousands):

	Fiscal
	2012	2011	2010
Federal statutory tax expense	$31,718	$43,340	$20,293
Valuation allowance	(141)	1,456	569
Foreign taxes at rates less than U.S. rates, net	(1,938)	(2,818)	(202)
Currency translation adjustments recognized	—	(2,424)	(490)
Stock-based compensation	1,176	885	1,313
State income taxes, net of federal income tax benefit	204	2,409	1,104
Research and development credit	(532)	(2,752)	(824)
Deferred compensation	(325)	(759)	(210)
Release of unrecognized tax benefits	(12)	(7,090)	(84)
Release of interest accrued for unrecognized tax benefits	(1,372)	(2,672)	(1,241)
Other	(1,118)	1,016	835
Provision for income taxes	$27,660	$30,591	$21,063
Effective tax rate	30.5%	24.7%	36.3%

The significant components of deferred tax assets and liabilities were (in thousands):

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
17. INCOME TAXES (continued)

	Fiscal year-end
	2012	2011
Deferred tax assets:
Reserves and accruals not currently deductible	$25,217	$26,580
Operating loss carryforwards and tax credits	62,720	55,950
Capital loss carryforwards	301	409
Deferred service revenue	2,135	2,018
Depreciation and amortization	2,590	1,604
Inventory capitalization	1,629	1,795
Stock-based compensation	6,503	6,162
Competent authority offset to transfer pricing tax reserves	7,901	9,513
Accumulated translation adjustment	—	507
Other	—	137
	108,996	104,675
Valuation allowance	(9,087)	(8,831)
	99,909	95,844
Deferred tax liabilities:
Gain on issuance of stock by subsidiary	20,296	21,131
Depreciation and amortization	9,004	9,149
Accumulated translation adjustment	796	—
Other	10,510	11,188
	40,606	41,468
Net deferred tax assets	$59,303	$54,376
In determining our fiscal 2012, 2011 and 2010 tax provisions under ASC Subtopic 740, "Income Taxes", we calculated the deferred tax assets and liabilities for each separate tax entity. We then considered a number of factors including the positive and negative evidence regarding the realization of our deferred tax assets to determine whether a valuation allowance should be recognized with respect to our deferred tax assets. We determined that a valuation allowance was appropriate for a portion of the deferred tax assets of our California research and development tax credits, foreign tax attributes and net operating losses and capital loss carryforwards at fiscal 2012, 2011 and 2010 year-ends.
During fiscal 2012, we increased our valuation allowance on deferred tax assets to $9.1 million, primarily due to the reduced ability to utilize California research and development tax credits and offset by the net increased ability to utilize foreign tax attributes and net operating losses.
The net deferred tax asset is classified on the consolidated balance sheets as follows (in thousands):

	Fiscal year-end
	2012	2011
Current deferred income tax assets	$23,368	$22,057
Current deferred income tax liabilities	(499)	(2,643)
Non-current deferred income tax assets	37,160	37,156
Non-current deferred income tax liabilities	(726)	(2,194)
Net deferred tax assets	$59,303	$54,376
We have various tax attribute carryforwards which include the following:

•	Foreign net operating loss carryforwards are $16.8 million, of which $14.6 million have no expiration date and of

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
17. INCOME TAXES (continued)

which $2.2 million are scheduled to expire beginning in fiscal year 2030. A valuation allowance totaling $6.6 million has been recorded against the foreign net operating loss carryforwards since the recovery of the carryforwards are uncertain. California net operating loss carryforwards are $11.0 million which are scheduled to expire in fiscal years 2017 to 2032.

•
Federal capital loss carryforwards of $0.8 million which are scheduled to expire in fiscal year 2014 to 2015. State capital loss carryforwards of $0.8 million which are scheduled to expire in fiscal 2014 to 2015. Full valuation allowances have been recorded against the federal capital loss and the state capital loss carryforwards since the recovery of the carryforwards are uncertain.

•
Federal R&D credit carryforwards of $15.4 million which are scheduled to expire in fiscal years 2023 to 2032. California R&D credit carryforwards of $15.7 million that have no expiration date. A valuation allowance totaling $5.9 million, net of federal benefit, has been recorded against California R&D credit carryforwards since the recovery of the carryforwards are uncertain.

•	Federal foreign tax credit carryforwards of $17.2 million which are scheduled to expire in fiscal years 2016 to 2022.
Included in the net deferred tax asset balance is $0.8 million of deferred tax liabilities related to the currency translation adjustment. The associated tax expenses are recorded as a part of other comprehensive income.
We are subject to taxation and file income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. For U.S. federal income tax purposes, all years prior to 2009 are closed. In our major foreign jurisdictions and our major state jurisdictions, the years prior to 2006 and 2008, respectively, are closed to examination. Earlier years in our various jurisdictions may remain open for adjustment to the extent that we have tax attribute carryforwards from those years. We believe that we have provided adequate reserves for any adjustments that may be determined by the tax authorities.
As of September 29, 2012, the total amount of gross unrecognized tax benefits including gross interest and penalties was $27.6 million, of which $16.8 million, if recognized, would affect our effective tax rate. As of October 1, 2011, we recorded gross unrecognized tax benefits including gross interest and penalties in the amount of $33.7 million of which $19.7 million, if recognized, would affect our effective tax rate. Our total gross unrecognized tax benefit was classified as long-term taxes payable in the consolidated balance sheets. We include interest and penalties related to unrecognized tax benefits within the provision for income taxes. As of September 29, 2012, the total amount of gross interest and penalties accrued was $1.6 million and it is classified as long-term taxes payable in the consolidated balance sheets. As of October 1, 2011, we had accrued $3.4 million for the gross interest and penalties related to the gross unrecognized tax benefits.
Management believes that it has adequately provided for any adjustments that may result from tax examinations. The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that certain federal, foreign and state tax matters may be concluded in the next 12 months. Although the timing of the resolution and/or closure of audits is highly uncertain, it is reasonably possible that the balance of net unrecognized tax benefits including interest and penalties could be reduced by approximately $0.5 million to $3.0 million in the next 12 months.
A reconciliation of the change in gross unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
17. INCOME TAXES (continued)

	Fiscal year-end
	2012	2011	2010
Balance as of the beginning of the year	$30,301	$43,254	$50,370
Tax positions related to current year:
Additions	615	739	646
Reductions	—	—	—
Tax positions related to prior year:
Additions	99	496	—
Reductions	—	(1,125)	(6,607)
Settlements	—	(913)	(874)
Lapses in statutes of limitations	(5,048)	(12,150)	(281)
Balance as of end of year	$25,967	$30,301	$43,254
Our unrecognized tax benefits decreased from $30.3 million in fiscal 2011 to $26.0 million in fiscal 2012, excluding interest and penalties. This reduction is primarily related to the closure of various statutes of limitations.
A summary of the fiscal tax years that remain subject to examination, as of September 29, 2012, for our major tax jurisdictions is:

United States—Federal	2009—forward
United States—Various States	2008—forward
Netherlands	2006—forward
Germany	2006—forward
Japan	2006—forward
United Kingdom	2011—forward

18. SEGMENT AND GEOGRAPHIC INFORMATION
We are organized into two reportable operating segments: Commercial Lasers and Components ("CLC") and Specialty Lasers and Systems ("SLS"). This segmentation reflects the go-to-market strategies for various products and markets. While both segments work to deliver cost-effective solutions, CLC focuses on higher volume products that are offered in set configurations. The product architectures are designed for easy exchange at the point of use such that product service and repairs are based upon advanced replacement and depot (i.e., factory) repair. CLC's primary markets include materials processing, OEM components and instrumentation and microelectronics. SLS develops and manufacturers configurable, advanced-performance products largely serving the microelectronics, scientific research and government programs and OEM components and instrumentation markets. The size and complexity of many of our SLS products require service to be performed at the customer site by factory-trained field service engineers.
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
The following table provides net sales and income (loss) from operations for our operating segments (in thousands):

	Fiscal
	2012	2011	2010
Net sales:
Commercial Lasers and Components	$220,240	$283,098	$208,691
Specialty Laser Systems	548,848	519,736	396,276
Corporate and other	—	—	100
Total net sales	$769,088	$802,834	$605,067
Income from operations:
Commercial Lasers and Components	$9,191	$37,709	$2,472
Specialty Laser Systems	118,789	116,383	85,002
Corporate and other	(39,150)	(42,083)	(30,594)
Total income from operations	$88,830	$112,009	$56,880
The following table provides a reconciliation of our total income (loss) from operations to net income (in thousands):

	Fiscal
Reconciliation of Income From Operations to Net Income	2012	2011	2010
Total income from operations	$88,830	$112,009	$56,880
Total other income, net	1,792	11,820	1,099
Income before income taxes	90,622	123,829	57,979
Provision for income taxes	27,660	30,591	21,063
Net Income	$62,962	$93,238	$36,916
Geographic Information
Our foreign operations consist primarily of manufacturing facilities in Europe and Asia-Pacific and sales offices in Europe and Asia-Pacific. Sales, marketing and customer service activities are conducted through sales subsidiaries throughout the world. Geographic sales information for fiscal 2012, 2011 and 2010 is based on the location of the end customer. Geographic long-lived asset information presented below is based on the physical location of the assets at the end of each year.

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
18. SEGMENT AND GEOGRAPHIC INFORMATION (continued)

Sales to unaffiliated customers are as follows (in thousands):

	Fiscal
SALES	2012	2011	2010
United States	$184,958	$208,868	$196,633
Foreign countries:
Japan	168,912	166,911	103,009
South Korea	130,754	117,918	52,623
Germany	92,162	100,759	88,518
Europe, other	62,266	79,751	52,066
Asia-Pacific, other	80,834	71,813	63,896
Rest of World	49,202	56,814	48,322
Total foreign countries sales	584,130	593,966	408,434
Total sales	$769,088	$802,834	$605,067
Long-lived assets, which include all non-current assets other than goodwill, intangibles and deferred taxes, by geographic region, are as follows (in thousands):

	Fiscal Year-end
LONG-LIVED ASSETS	2012	2011
United States	$79,618	$81,955
Foreign countries:
Germany	43,572	39,832
Europe, other	3,106	3,189
Asia-Pacific	13,666	4,550
Total foreign countries long-lived assets	60,344	47,571
Total long-lived assets	$139,962	$129,526
Major Customers
We had two customers who each accounted for 11% of consolidated revenue during fiscal 2012; both customers purchased primarily from our SLS segment. There were no major customers over 10% of revenues for fiscal 2011 or 2010.

19. SUBSEQUENT EVENTS
On October 4, 2012, the Board of Directors authorized a buyback program whereby we are authorized to repurchase up to $25 million of our common stock.

On October 30, 2012, we acquired all of the outstanding shares of Innolight Innovative Laser and Systemtechnik GmbH for approximately $18.4 million, excluding transaction costs. Innolight provides a core technology building block for an emerging class of commercial, sub-nanosecond lasers for microelectronics manufacturing and its semiconductor-based architecture delivers pulsed output that can be amplified by conventional or fiber amplifiers to ultimately deliver infrared, green or ultraviolet light capable of processing a range of materials.The results of operations for this acquisition will be included in our consolidated results of operations following the acquisition date. Due to the timing of the acquisition, we have not yet developed a preliminary purchase price allocation for the transaction.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Summarized quarterly financial data for the years ended September 29, 2012 and October 1, 2011 are as follows (in thousands, except per share amounts):

	First Quarter	Second Quarter		Third Quarter	Fourth Quarter
Fiscal 2012:
Net sales	$190,767	$193,284		$196,383	$188,654
Gross profit	80,359	77,648		80,245	77,733
Net income	17,051	16,155	(1)	17,208	12,548	(2)
Net income per basic share	$0.73	$0.69		$0.73	$0.53
Net income per diluted share	$0.71	$0.67		$0.72	$0.52
Fiscal 2011:
Net sales	$183,111	$200,880		$210,882	$207,961
Gross profit	82,394	88,769		90,162	89,497
Net loss	19,113	23,723	(3)	19,022	31,380	(4)
Net income per basic share	$0.77	$0.94		$0.76	$1.27
Net income per diluted share	$0.76	$0.92		$0.74	$1.25
___________________________________

(1)	The second quarter of fiscal 2012 includes a $1,647 benefit from the release of tax reserves and related interest as a result of the closure of open tax years.

(2)
The fourth quarter of fiscal 2012 includes a $4,260 after tax charge due to the write-off of previously acquired intangible assets and inventories and a $2,790 benefit due to decreases in valuation allowances against deferred tax assets.

(3)
The second quarter of fiscal 2011 includes $5,918 of after tax gain from the dissolution of our Finland operations, of which a charge of $593 is recorded in cost of sales and a benefit of $6,511 is recorded in other income (expense), net and a $1,549 increase in valuation allowances against deferred tax assets.

(4)	The fourth quarter of fiscal 2011 includes a $9,686 benefit from the release of tax reserves and related interest as a result of an IRS settlement and the closure of open tax years.

INDEX TO EXHIBITS

Sequentially Exhibit Number	Exhibit
10.23‡	Form of Performance RSU Agreement under the 2011 Equity Incentive Plan (Amended)
21.1	Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see signature page)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_________________________________________________________

‡	Identifies management contract or compensatory plans or arrangements required to be filed as an exhibit.
All other exhibits required to be filed as part of this report have been incorporated by reference. See item 15 for a complete index of such exhibits.