Form 10-Q
period 2012-12-29
COHERENT INC
filed 2013-02-06
CIK 21510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ___________________________________________________
FORM 10-Q
 ___________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 29, 2012
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

The number of shares outstanding of registrant’s common stock, par value $.01 per share, on February 4, 2013 was 24,222,144.

COHERENT, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements included in or incorporated by reference in this quarterly report, other than statements of historical fact, are forward-looking statements. These statements are generally accompanied by words such as “trend,” “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “rely,” “believe,” “estimate,” “predict,” “intend,” “potential,” “continue,” "outlook," “forecast” or the negative of such terms, or other comparable terminology, including without limitation statements made under “Future Trends,” “Our Strategy,” discussions regarding our bookings and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Actual results of Coherent, Inc. (referred to herein as the Company, we, our or Coherent) may differ significantly from those anticipated in these forward-looking statements as a result of various factors, including those discussed in the sections captioned “Future Trends,” “Risk Factors,” “Key Performance Indicators,” as well as any other cautionary language in this quarterly report. All forward-looking statements included in the document are based on information available to us on the date hereof. We undertake no obligation to update these forward-looking statements as a result of events or circumstances or to reflect the occurrence of unanticipated events or non-occurrence of anticipated event.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share data)

	Three Months Ended
	December 29, 2012	December 31, 2011
Net sales	$183,202	$190,767
Cost of sales	105,567	110,408
Gross profit	77,635	80,359
Operating expenses:
Research and development	19,301	18,779
Selling, general and administrative	36,982	34,631
Amortization of intangible assets	854	1,636
Total operating expenses	57,137	55,046
Income from operations	20,498	25,313
Other income (expense):
Interest and dividend income	50	202
Interest expense	(12)	(2)
Other—net	(1,475)	318
Total other income (expense), net	(1,437)	518
Income before income taxes	19,061	25,831
Provision for income taxes	4,908	8,780
Net income	$14,153	$17,051

Net income per share:
Basic	$0.60	$0.73
Diluted	$0.58	$0.71

Shares used in computation:
Basic	23,770	23,462
Diluted	24,222	23,961

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended
	December 29, 2012	December 31, 2011

Net income	$14,153	$17,051
Other comprehensive income (loss):
Translation adjustment	4,120	(10,321)
Changes in unrealized gains (losses) on available-for-sale securities, net of taxes	1	16
Other comprehensive income (loss), net of tax	4,121	(10,305)
Comprehensive income	$18,274	$6,746

(1)
Tax expense (benefit) of $(19) and $104 was provided on translation adjustments during the three months ended December 29, 2012 and December 31, 2011, respectively.  Tax expense (benefit) on changes in unrealized gains (losses) on available-for-sale securities was insignificant.

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except par data)

	December 29, 2012	September 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$87,996	$67,761
Short-term investments	91,781	157,168
Accounts receivable—net of allowances of $1,769 and $1,443, respectively	126,010	144,345
Inventories	169,002	160,113
Prepaid expenses and other assets	55,611	61,730
Deferred tax assets	21,083	23,368
Total current assets	551,483	614,485
Property and equipment, net	116,574	115,096
Goodwill	111,624	77,689
Intangible assets, net	50,127	9,473
Other assets	67,296	64,029
Total assets	$897,104	$880,772

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$15	$17
Accounts payable	29,396	29,088
Income taxes payable	27,621	33,944
Other current liabilities	101,539	90,739
Total current liabilities	158,571	153,788
Long-term obligations	—	2
Other long-term liabilities	67,269	55,326
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, par value $.01 per share:
Authorized—500,000 shares
Outstanding—24,041 shares and 23,746 shares, respectively	240	237
Additional paid-in capital	137,079	131,708
Accumulated other comprehensive income	44,576	40,455
Retained earnings	489,369	499,256
Total stockholders’ equity	671,264	671,656
Total liabilities and stockholders’ equity	$897,104	$880,772

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended
	December 29, 2012	December 31, 2011
Cash flows from operating activities:
Net income	$14,153	$17,051
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,108	5,828
Amortization of intangible assets	1,181	1,636
Deferred income taxes	(275)	(527)
Stock-based compensation	4,994	4,022
Excess tax benefit from stock-based compensation arrangements	—	(1,681)
Other non-cash (income) expense	522	1,151
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	19,452	9,161
Inventories	2,113	2,671
Prepaid expenses and other assets	(4,281)	(7,321)
Other assets	(666)	(497)
Accounts payable	(445)	(4,715)
Income taxes payable/receivable	(410)	(8,210)
Other current liabilities	4,056	(3,110)
Other long-term liabilities	821	676
Net cash provided by operating activities	47,323	16,135

Cash flows from investing activities:
Purchases of property and equipment	(3,901)	(8,139)
Proceeds from dispositions of property and equipment	—	26
Purchases of available-for-sale securities	(63,630)	(12,593)
Proceeds from sales and maturities of available-for-sale securities	128,526	30,188
Acquisition of businesses, net of cash acquired	(67,289)	—
Net cash (used in) provided by investing activities	(6,294)	9,482

Cash flows from financing activities:
Short-term borrowings	—	4,786
Repayments of short-term borrowings	—	(4,786)
Net change in capital lease obligations	(4)	(4)
Issuance of common stock under employee stock option and purchase plans	4,712	4,568
Cash dividend paid on common stock	(24,040)	—
Repurchase of common stock	—	(20,665)
Net settlement of restricted common stock	(4,046)	(4,413)
Excess tax benefits from stock-based compensation arrangements	—	1,681
Net cash used in financing activities	(23,378)	(18,833)
Effect of exchange rate changes on cash and cash equivalents	2,584	(6,183)
Net increase in cash and cash equivalents	20,235	601
Cash and cash equivalents, beginning of period	67,761	167,061
Cash and cash equivalents, end of period	$87,996	$167,662
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$12	$3
Income taxes	$6,150	$25,818
Cash received during the period for:
Income taxes	$405	$9,662

Non-cash investing and financing activities:
Unpaid property and equipment	$1,000	$1,933

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements and notes thereto should be read in conjunction with the Coherent, Inc. (referred to herein as the “Company,” “we,” “our,” “us” or “Coherent”) consolidated financial statements and notes thereto filed on Form 10-K for the fiscal year ended September 29, 2012. In the opinion of management, all adjustments necessary for a fair presentation of financial condition and results of operation as of and for the periods presented have been made and include only normal recurring adjustments. Interim results of operations are not necessarily indicative of results to be expected for the year or any other interim periods presented therein. Our fiscal year ends on the Saturday closest to September 30 and our first fiscal quarters include 13 weeks of operations in each fiscal year presented. Fiscal years 2013 and 2012 each include 52 weeks.

2.    RECENT ACCOUNTING STANDARDS

Adoption of New Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) amended existing guidance related to goodwill and other intangible assets by giving an entity testing an indefinite-lived intangible asset for impairment the option to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of an intangible asset is less than its carrying amount. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not impaired, the entity would not need to calculate the fair value of the asset. The guidance does not revise the requirement to test indefinite-lived intangible assets annually for impairment or to test these assets for impairment between annual tests if there is a change in events or circumstances. This amended guidance was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We adopted this authoritative guidance in the first quarter of fiscal 2013. As we did not have any indefinite-lived intangible assets recorded in our consolidated balance sheet, the implementation of this authoritative guidance did not have a material impact on our consolidated financial position, results of operations and cash flows in connection with our impairment testing.

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
3.     BUSINESS COMBINATIONS

Lumera Laser GmbH

On December 20, 2012, we acquired privately held Lumera Laser GmbH (Kaiserslautern, Germany) ("Lumera") for approximately $51.5 million, excluding transaction costs. Lumera manufactures ultrafast solid state lasers for microelectronics, OEM medical and materials processing applications. Lumera has been included in our Specialty Lasers and Systems segment.

Our preliminary allocation of the purchase price is as follows (in thousands):

Tangible assets	$14,820
Goodwill	24,628
Intangible assets:
Existing technology	20,300
In-process R&D	1,800
Trade name	200
Customer lists	6,500
Backlog	1,000
Deferred tax liabilities	(8,994)
Liabilities assumed	(8,793)
Total	$51,461

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

The identifiable intangible assets are being amortized over their respective useful lives of less than one to six years.

In-process research and development (“IPR&D”) consists of two projects that have not yet reached technological feasibility. Acquired IPR&D assets are initially recognized at fair value and are classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. The value assigned to IPR&D was determined by considering the value of the products under development to the overall development plan, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. During the development period, these assets will not be amortized as charges to earnings; instead these assets will be subject to periodic impairment testing. Upon successful completion of the development process for the acquired IPR&D projects, the assets would then be considered finite-lived intangible assets and amortization of the assets will commence. None of the projects have been completed as of December 29, 2012.

We expensed $0.3 million of acquisition-related costs as selling, general and administrative expenses in our consolidated statements of operations in the three months ended December 29, 2012 and expensed $0.3 million of acquisition-related costs as selling, general and administrative expenses in our consolidated statements of operations in fiscal 2012.

Innolight Innovative Laser and Systemtechnik GmbH

On October 30, 2012, we acquired all of the outstanding shares of Innolight Innovative Laser and Systemtechnik GmbH ("Innolight") for approximately $18.3 million, excluding transaction costs. Innolight provides a core technology building block for an emerging class of commercial, sub-nanosecond lasers for microelectronics manufacturing. Its semiconductor-based architecture delivers pulsed output that can be amplified by conventional or fiber amplifiers to ultimately deliver infrared, green or ultraviolet light capable of processing a range of materials. Innolight has been included in our Specialty Lasers and Systems segment.

Our preliminary allocation of the purchase price is as follows (in thousands):

Tangible assets	$2,510
Goodwill	8,253
Intangible assets:
Existing technology	8,500
In-process R&D	430
Trade name	100
Customer lists	2,800
Deferred tax liabilities	(3,777)
Liabilities assumed	(480)
Total	$18,336

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

The identifiable intangible assets are being amortized over their respective useful lives of six to seven years.

IPR&D consists of two projects that have not yet reached technological feasibility. Acquired IPR&D assets are initially recognized at fair value and are classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. The value assigned to IPR&D was determined by considering the value of the products under development to the overall development plan, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. During the development period, these assets will not be amortized as charges to earnings; instead these assets will be subject to periodic impairment testing. Upon successful completion of the development process for the acquired IPR&D projects, the assets would then be considered finite-lived intangible assets and amortization of the assets will commence. The projects have not been completed as of December 29, 2012.

We expensed $0.1 million of acquisition-related costs as selling, general and administrative expenses in our consolidated statements of operations in the three months ended December 29, 2012 and expensed $0.1 million of acquisition-related costs as selling, general and administrative expenses in our consolidated statements of operations in fiscal 2012.

Fiscal 2012 and Fiscal 2011 acquisitions

As more fully described in our Annual Report on Form 10-K for our fiscal year ended September 29, 2012, we acquired two companies in fiscal 2012 and fiscal 2011:

•	We acquired MiDAZ Lasers Ltd. ("Midaz") in the fourth quarter of fiscal 2012 for approximately $3.8 million in cash and recorded goodwill and intangible assets of approximately $4.6 million.

•
We acquired Hypertronics Pte Ltd (“Hypertronics”) in the second quarter of fiscal 2011 for approximately $14.5 million in cash and recorded goodwill and intangible assets of approximately $11.8 million.

Both businesses have been included in our Specialty Lasers and Systems segment. Results of operations for these businesses have been included in our consolidated financial statements subsequent to the date of their acquisition and pro forma results of operations in accordance with authoritative guidance for prior periods have not been presented because the effect of these acquisitions was not material to our prior period consolidated financial results.

During the second quarter of fiscal 2012, we determined that one of the hardware projects classified as IPR&D acquired from Hypertronics would not be completed.  As a result, $0.2 million was expensed in the second fiscal quarter for that project.  During the fourth quarter of fiscal 2012, we decided to no longer pursue orders of Hypertronics' legacy products and thus determined that an impairment review of the intangible assets was required. As a result of our analysis, we determined that the intangible assets were fully impaired and that the remaining hardware projects classified as IPR&D acquired from Hypertronics would not be completed.  As a result, we recorded a $4.0 million charge in amortization expense in the fourth quarter of fiscal 2012. We also wrote off $0.3 million of inventory unique to these products that were not expected to be resold.

4.     FAIR VALUES

We measure our cash equivalents and marketable securities at fair value. The fair values of our financial assets and liabilities are determined using quoted market prices of identical assets or quoted market prices of similar assets from active markets. Level 1 valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 valuations are obtained from quoted market prices in active markets involving similar assets; these instruments, which mature within one year and are issued by counterparties with high credit ratings, include U.S. Treasury and international government obligations, investment-grade corporate bonds, certificates of deposit and commercial paper. Level 3 valuations would be based on unobservable inputs to a valuation model and include our own data about assumptions market participants would use in pricing the asset or liability based on the best information available under the circumstances. As of December 29, 2012 and September 29, 2012, we did not have any assets or liabilities valued based on Level 3 valuations.

Financial assets and liabilities measured at fair value as of December 29, 2012 are summarized below (in thousands):

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Total Fair Value
	(Level 1)	(Level 2)
Money market fund deposits (1)	$20,932	$—	$20,932
Certificates of deposit (2)(7)	—	7,299	7,299
U.S. government obligations (3)(7)	—	86,647	86,647
Corporate notes and obligations (4)(7)	—	8,129	8,129
Commercial paper (1)(7)	—	1,999	1,999
Foreign currency contracts (5)(8)	—	1,092	1,092
Mutual funds — Deferred comp and supplemental plan (6)(9)	6,770	—	6,770
 ___________________________________________________
(1)          Included in cash and cash equivalents on the Condensed Consolidated Balance Sheet. The carrying amounts approximate fair value due to the short-term maturities of the cash equivalents.

(2)	Includes $5,278 recorded in cash and cash equivalents and $2,021 recorded in short-term investments on the Condensed Consolidated Balance Sheet.

(3)	Includes $5,016 recorded in cash and cash equivalents and $81,631 recorded in short-term investments on the Condensed Consolidated Balance Sheet.

(4)	Included in short-term investments on the Condensed Consolidated Balance Sheet.

(5)	Includes $1,240 recorded in prepaid expenses and other assets and $148 recorded in other current liabilities on the Condensed Consolidated Balance Sheet (see Note 5).

(6)          Includes $2,940 recorded in prepaid expenses and other assets and $3,830 recorded in other assets on the Condensed Consolidated Balance Sheet.

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

Financial assets and liabilities measured at fair value as of September 29, 2012 are summarized below (in thousands):

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Total Fair Value
	(Level 1)	(Level 2)
Money market fund deposits(1)	$10,340	$—	$10,340
Certificates of deposit(2)(7)	—	31,253	31,253
U.S. and international government obligations(3)(7)	—	110,967	110,967
Corporate notes and obligations(4)(7)	—	43,406	43,406
Commercial paper (3)(7)	—	2,000	2,000
Foreign currency contracts(5)(8)	—	(21)	(21)
Mutual funds—Deferred comp and supplemental plan(6)(9)	6,400	—	6,400
 ___________________________________________________

(1)	Included in cash and cash equivalents on the Condensed Consolidated Balance Sheet. The carrying amounts approximate fair value due to the short-term maturities of the cash equivalents.

(2)	Includes $29,234 recorded in cash and cash equivalents and $2,019 recorded in short-term investments on the Condensed Consolidated Balance Sheet.

(3)	Included in short-term investments on the Condensed Consolidated Balance Sheet.

(4)	Includes $1,223 recorded in cash and cash equivalents and $42,183 recorded in short-term investments on the Condensed Consolidated Balance Sheet.

(5)	Includes $626 recorded in prepaid expenses and other assets and $645 recorded in other current liabilities on the Condensed Consolidated Balance Sheet.

(6)	Includes $2,891 recorded in prepaid expenses and other assets and $3,509 recorded in other assets on the Condensed Consolidated Balance Sheet.

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

For derivative instruments that are not designated as hedging instruments, gains and losses are recognized in other income (expense).

The outstanding notional contract and fair value amounts of hedge contracts, with maximum maturity of two months, are as follows (in thousands):

	U.S. Notional Contract Value		U.S. Notional Fair Value
	December 29, 2012	September 29, 2012	December 29, 2012	September 29, 2012
Euro currency hedge contracts
Purchase	$65,490	$61,779	$66,543	$62,404

Korean Won currency hedge contracts
Sell	$(26,058)	$(39,039)	$(26,106)	$(39,559)

Other foreign currency hedge contracts
Sell	$(24,323)	$(20,452)	$(24,235)	$(20,578)

The fair value of our derivative instruments are included in prepaid expenses and other assets and in other current liabilities in our Condensed Consolidated Balance Sheets; such amounts were not material as of December 29, 2012 and September 29, 2012.

The amount of non-designated derivative instruments’ gain in the Condensed Consolidated Statements of Operations included in other income (expense) for the three months ended December 29, 2012 and December 31, 2011 is as follows (in thousands):

Amount of Gain or (Loss) Recognized in
Income on Derivatives
Three Months Ended
December 29, 2012
Derivatives not designated as hedging instruments
Foreign exchange contracts	$1,900

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

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	December 29, 2012
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$87,980	$16	$—	$87,996

Short-term investments:
Available-for-sale securities:
Certificates of deposit	$2,008	$13	$—	$2,021
U.S. Treasury and agency obligations	81,272	359	—	81,631
Corporate notes and obligations	8,048	82	(1)	8,129
Total short-term investments	$91,328	$454	$(1)	$91,781

	September 29, 2012
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$67,752	$9	$—	$67,761

Short-term investments:
Available-for-sale securities:
Certificates of deposit	$2,017	$2	$—	$2,019
U.S. Treasury and agency obligations	108,284	666	(2)	108,948
International government obligations	2,004	14	—	2,018
Corporate notes and obligations	41,912	272	(1)	42,183
Commercial paper	2,000	—	—	2,000
Total short-term investments	$156,217	$954	$(3)	$157,168

At December 29, 2012, gross unrealized losses on our investments with unrealized losses that are not deemed to be other-than-temporarily impaired were $2,000 on corporate notes and obligations of $6.7 million.

The amortized cost and estimated fair value of available-for-sale investments in debt securities as of December 29, 2012 and September 29, 2012 classified as short-term investments on our condensed consolidated balance sheet were as follows (in thousands):

	December 29, 2012		September 29, 2012
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Investments in available-for-sale debt securities due in less than one year	$89,320	$89,760	$154,200	$155,149

During the three months ended December 29, 2012, we received proceeds totaling $56.6 million from the sale of available-for-sale securities and realized gross gains of less than $0.1 million. During the three months ended December 31, 2011, we received proceeds totaling $27.5 million from the sale of available-for-sale securities and realized gross gains of less than $0.1 million.

At December 29, 2012, gross unrealized losses on our investments with unrealized losses that are not deemed to be other-than-temporarily impaired were $2,000 on corporate notes and obligations of $6.7 million.

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

During the three months ended December 29, 2012, we noted no indications of impairment or triggering events to cause us to review goodwill for potential impairment. We will conduct our annual goodwill testing during the fourth fiscal quarter.

The changes in the carrying amount of goodwill by segment for the period from September 29, 2012 to December 29, 2012 are as follows (in thousands):

	Specialty Lasers and Systems	Commercial Lasers and Components	Total
Balance as of September 29, 2012	$71,326	$6,363	$77,689
Additions (See Note 3)	32,881	—	32,881
Translation adjustments and other	1,054	—	1,054
Balance as of December 29, 2012	$105,261	$6,363	$111,624

Components of our amortizable intangible assets are as follows (in thousands):

	December 29, 2012			September 29, 2012
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Existing technology	$80,517	$(45,497)	$35,020	$51,346	$(44,457)	$6,889
Customer lists	17,254	(5,936)	11,318	7,849	(5,666)	2,183
Trade name	3,405	(2,878)	527	3,050	(2,749)	301
Order backlog (1)	1,000	—	1,000	—	—	—
Non-compete agreement	691	(668)	23	689	(661)	28
Production know-how (1)	—	—	—	910	(838)	72
In-process research & development	2,239	—	2,239	—	—	—
Total	$105,106	$(54,979)	$50,127	$63,844	$(54,371)	$9,473
     (1) For accounting purposes, when an intangible asset is fully amortized, it is removed from the disclosure schedule.

Amortization expense for intangible assets for the three months ended December 29, 2012 and December 31, 2011 was $1.2 million and $1.6 million, respectively, which includes $0.9 million and $1.2 million, respectively, for amortization of existing technology and production know-how.

At December 29, 2012, estimated amortization expense for the remainder of fiscal 2013, the next five succeeding fiscal years and all fiscal years thereafter are as follows (in thousands):

Estimated Amortization Expense
2013 (remainder)	$8,644
2014	9,461
2015	8,983
2016	8,583
2017	7,587
2018	4,449
Thereafter	2,420
Total	$50,127

8.     BALANCE SHEET DETAILS

Inventories consist of the following (in thousands):

	December 29, 2012	September 29, 2012
Purchased parts and assemblies	$48,660	$46,526
Work-in-process	65,403	60,171
Finished goods	54,939	53,416
Total inventories	$169,002	$160,113

Prepaid expenses and other assets consist of the following (in thousands):

	December 29, 2012	September 29, 2012
Prepaid and refundable income taxes	$9,994	$20,634
Other taxes receivable	28,609	25,607
Prepaid expenses and other	17,008	15,489
Total prepaid expenses and other assets	$55,611	$61,730

Other assets consist of the following (in thousands):

	December 29, 2012	September 29, 2012
Assets related to deferred compensation arrangements	$22,450	$21,990
Deferred tax assets	39,189	37,160
Other assets	5,657	4,879
Total other assets	$67,296	$64,029

Other current liabilities consist of the following (in thousands):

	December 29, 2012	September 29, 2012
Accrued payroll and benefits	$28,013	$28,100
Deferred income	17,027	17,465
Reserve for warranty	18,510	17,442
Accrued expenses and other	11,613	10,445
Other taxes payable	22,673	15,457
Customer deposits	3,703	1,830
Total other current liabilities	$101,539	$90,739

There were no restructuring plans or activities in the three months ended December 29, 2012. There were no new restructuring charges during fiscal 2012. The closure of our Finland site was completed in the third quarter of fiscal 2011, with the last payments and other reductions completed during fiscal 2012.

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

Components of the reserve for warranty costs during the first three months of fiscal 2013 and 2012 were as follows (in thousands):

	Three Months Ended
	December 29, 2012	December 31, 2011
Beginning balance	$17,442	$16,704
Additions related to current period sales	5,777	6,374
Warranty costs incurred in the current period	(6,040)	(7,249)
Accruals resulting from acquisitions	1,735	—
Adjustments to accruals related to foreign exchange and other	(404)	206
Ending balance	$18,510	$16,035

Other long-term liabilities consist of the following (in thousands):

	December 29, 2012	September 29, 2012
Long-term taxes payable	$19,695	$21,281
Deferred compensation	23,286	22,816
Deferred tax liabilities	13,676	726
Deferred income	2,303	2,191
Asset retirement obligations liability	2,021	2,029
Other long-term liabilities	6,288	6,283
Total other long-term liabilities	$67,269	$55,326

9.     SHORT-TERM BORROWINGS

We have several lines of credit which allow us to borrow in the applicable local currency. We have a total of $15.8 million of unsecured foreign lines of credit as of December 29, 2012.  At December 29, 2012, we had used $2.3 million of these available foreign lines of credit as guarantees. These credit facilities were used in Europe during the first fiscal quarter of 2013.  In addition, our domestic line of credit consists of a $50.0 million unsecured revolving credit account with Union Bank of California. The agreement will expire on May 31, 2014. The line of credit is subject to covenants related to financial ratios and tangible net worth with which we are currently in compliance.  No amounts have been drawn upon our domestic line of credit as of December 29, 2012.

10.  STOCK-BASED COMPENSATION

Fair Value of Stock Compensation

We recognize compensation expense for all share based payment awards based on the fair value of such awards. The expense is recognized on a straight-line basis over the respective requisite service period of the awards.

Determining Fair Value

The fair values of shares purchased under the Employee Stock Purchase Plan (“ESPP”) for the three months ended December 29, 2012 and December 31, 2011, respectively, were estimated using the following weighted-average assumptions:

	Employee Stock Purchase Plan
	Three Months Ended
	December 29, 2012	December 31, 2011
Expected life in years	0.5	0.5
Expected volatility	34.8%	49.3%
Risk-free interest rate	0.2%	0.1%
Expected dividend yield	1.0%	—
Weighted average fair value per share	$10.60	$14.93

There were no stock options granted during the three months ended December 29, 2012 and December 31, 2011.

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
•The service based restricted stock unit awards are generally subject to annual vesting over two to three years from the date of grant.
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

We grant market-based performance restricted stock units to officers and certain employees. The performance stock unit agreements provide for the award of performance stock units with each unit representing the right to receive one share of our common stock to be issued after the applicable award period. The final number of units awarded for this grant will be determined as of the vesting dates, based upon our total shareholder return over the performance period compared to the Russell 2000 Index and could range from a minimum of no units to a maximum of twice the initial award. The weighted average fair value for these performance units was determined using a Monte Carlo simulation model incorporating the following weighted average assumptions:

	Three Months Ended
	December 29, 2012	December 31, 2011
Risk-free interest rate	0.33%	0.39%
Volatility	37.9%	41.8%
Weighted average fair value	$48.48	$71.59

We recognize the estimated cost of these awards, as determined under the simulation model, over the related service period, with no adjustment in future periods based upon the actual shareholder return over the performance period.

Stock-Based Compensation Expense

The following table shows total stock-based compensation expense and related tax benefits included in the condensed consolidated statements of operations for the three months ended December 29, 2012 and December 31, 2011 (in thousands):

	Three Months Ended
	December 29, 2012	December 31, 2011
Cost of sales	$435	$369
Research and development	476	393
Selling, general and administrative	4,083	3,260
Income tax benefit	(1,483)	(1,328)
	$3,511	$2,694

During the three months ended December 29, 2012, $0.6 million was capitalized into inventory for all stock plans, $0.4 million was amortized to cost of sales and $0.7 million remained in inventory at December 29, 2012. During the three months ended December 31, 2011, $0.5 million was capitalized into inventory for all stock plans, $0.4 million was amortized to cost of sales and $0.5 million remained in inventory at December 31, 2011.  Management has made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

At December 29, 2012, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock plans but not yet recognized was approximately $26.2 million, net of estimated forfeitures of $1.3 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 1.3 years and will be adjusted for subsequent changes in estimated forfeitures.

At December 29, 2012, total compensation cost related to options to purchase common shares under the ESPP but not yet vested was approximately $0.6 million, which will be recognized over the six month offering period.

The stock option exercise tax benefits reported in the statement of cash flows results from the excess tax benefits arising from tax deductions in excess of the stock-based compensation cost recognized, determined on a grant-by-grant basis. During the first three months of fiscal 2013 and fiscal 2012, we recorded $0.0 and $1.7 million, respectively, of excess tax benefits as cash flows from financing activities.

Stock Options & Awards Activity

The following is a summary of option activity for our Stock Option Plans (in thousands, except per share amounts and weighted average remaining contractual term in years):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at September 29, 2012	641	$27.86
Granted	—	—
Exercised	(68)	26.96
Forfeitures	—	—
Expirations	—	—
Outstanding at December 29, 2012	573	$27.97	3.2 years	$12,168
Vested and expected to vest at December 29, 2012	573	$27.97	3.2 years	$12,168
Exercisable at December 29, 2012	556	$27.47	3.0 years	$12,083

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the quoted price of our common stock at the end of the reporting period.  There were approximately 0.6 million outstanding options that were in-the-money as of December 29, 2012.  The aggregate intrinsic value of options exercised under the Company’s stock plans for the three months ended December 29, 2012 and December 31, 2011 were $1.2 million and $1.6 million, respectively, determined as of the date of option exercise.

The following table summarizes the activity of our time based and market- performance based restricted stock units for the first three months of fiscal 2013 (in thousands, except per share amounts):

	Time Based Restricted Stock Units		Market-Based Performance Restricted Stock Units
	Number of Shares(1)	Weighted Average Grant Date Fair Value	Number of Shares(2)	Weighted Average Grant Date Fair Value
Nonvested stock at September 29, 2012	440	$47.81	152	$57.55
Granted	242	42.28	97	48.48
Vested	(217)	42.35	(28)	49.50
Forfeited	—	—	(5)	49.23
Nonvested stock at December 29, 2012	465	$47.48	216	$54.73

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

12.       ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (net of tax) at December 29, 2012 and September 29, 2012 are substantially comprised of accumulated translation adjustments of $44.6 million and $40.4 million, respectively.

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

The following table presents information necessary to calculate basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended
	December 29, 2012	December 31, 2011
Weighted average shares outstanding —basic	23,770	23,462
Dilutive effect of employee stock awards	452	499
Weighted average shares outstanding—diluted	24,222	23,961

Net income	$14,153	$17,051

Net income per basic share	$0.60	$0.73
Net income per diluted share	$0.58	$0.71

A total of 73,146 and 207,517 potentially dilutive securities have been excluded from the diluted share calculation for the three months ended December 29, 2012 and December 31, 2011, respectively, as their effect was anti-dilutive.

14.  OTHER INCOME (EXPENSE)

Other income (expense) is as follows (in thousands):

	Three Months Ended
	December 29, 2012	December 31, 2011
Foreign exchange gain (loss)	$(1,769)	$313
Gain (loss) on deferred compensation investments, net	294	(54)
Other—net	—	59
Other income (expense), net	$(1,475)	$318

15.  STOCK REPURCHASES AND DIVIDENDS

On October 4, 2012, the Board of Directors authorized a buyback program whereby we are authorized to repurchase up to $25.0 million of our common stock. The program was authorized for 12 months from the date of authorization. No shares have been purchased under this program as of December 29, 2012.

On December 10, 2012, we announced that the Board of Directors approved a $1.00 per share special cash dividend on our outstanding common stock payable on December 27, 2012 to stockholders of record on December 19, 2012, resulting in a payment of $24.0 million in the first quarter of fiscal 2013.

16.  INCOME TAXES

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to us and our subsidiaries, adjusted for items which are considered discrete to the period. Our estimated effective tax rate for the three months ended December 29, 2012 was 25.7%. Our effective tax rate for the three months ended December 29, 2012 was lower than the statutory rate of 35% primarily due to permanent differences related to the benefit of income subject to foreign tax rates that are lower than U.S. tax rates, the benefit of foreign tax credits and the benefit of releasing foreign tax reserves accrued under ASC 740-10 (formerly FASB Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes") and related interest. These amounts are partially offset by deemed dividend inclusions under the Subpart F tax rules, stock compensation not deductible for tax purposes and limitations on the deductibility of compensation under IRC Section 162(m).

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

As of December 29, 2012, the total amount of gross unrecognized tax benefits was $25.8 million including gross interest and penalties of $1.3 million, of which $16.3 million, if recognized, would affect our effective tax rate. Our total gross unrecognized tax benefits, net of certain deferred tax assets, were classified as other long-term liabilities in the condensed consolidated balance sheets.

Our policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes. As of December 29, 2012, the total amount of gross interest and penalties accrued was $1.3 million, which is classified as other long-term liabilities in the condensed consolidated balance sheets.

We are subject to taxation and file income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. For U.S. federal income tax purposes, all years prior to 2009 are closed to examination. In our major state jurisdiction and our major foreign jurisdictions, the years prior to 2008 and 2006, respectively, are closed to examination. In December 2011 and January 2012, our three German subsidiaries received notices of tax audits for the fiscal years 2006 through 2010. These audits are currently in process.

Management believes that it has adequately provided for any adjustments that may result from tax examinations. The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that certain federal, foreign and state tax matters may be concluded in the next 12 months. Although the timing of the resolution and/or closure of audits is highly uncertain, it is reasonably possible that the balance of net unrecognized tax benefits including interest and penalties at December 29, 2012 could be reduced by approximately $0.2 million to $2.4 million in the next 12 months.

The American Taxpayer Relief Act of 2012 (“the Act”), was enacted on January 2, 2013.  Under the Act, the federal research and development credit was retroactively extended for amounts paid or incurred after December 31, 2011 through December 31, 2013.  The look-through treatment of payments between related controlled foreign corporations under the Subpart F rule was also retroactively extended for the same time period. The effects of the change in the tax law will be recognized in our second quarter of fiscal 2013, which is the quarter that the law was enacted.  Accordingly, we anticipate that prior period research and development credits of approximately $1.0 million to $2.5 million from the last three quarters of fiscal 2012 and the first quarter of fiscal 2013 will be recognized in the second quarter of fiscal 2013. In addition, we also anticipate a reduction in the tax impact of the Subpart F income inclusion of up to approximately $0.5 million.

Deferred Income Taxes

As of December 29, 2012, our condensed consolidated balance sheet included net deferred tax assets, before valuation allowance, of approximately $55.2 million, which consists of tax credits carryovers, accruals and reserves, competent authority offset to transfer pricing tax reserves, employee stock-based compensation expenses and certain other liabilities. Management periodically evaluates the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is solely dependent on our ability to generate sufficient future taxable income in the applicable jurisdictions during periods prior to the expiration of tax statutes to fully utilize these assets.  After evaluating all available evidence, we have determined that it is “more likely than not” that a portion of the deferred tax assets would not be realized and we have a total valuation allowance of $9.1 million as of December 29, 2012.  We intend to maintain the valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance.

17.  SEGMENT INFORMATION

We are organized into two reportable operating segments: Specialty Lasers and Systems (“SLS”) and Commercial Lasers and Components (“CLC”). This segmentation reflects the go-to-market strategies for various products and markets.  SLS develops and manufactures configurable, advanced-performance products largely serving the microelectronics, scientific research and government programs and original equipment manufacturer (“OEM”) components and instrumentation markets. The size and complexity of many of the SLS products generally require service to be performed at the customer site by factory-trained field service engineers. While both segments work to deliver cost-effective solutions, CLC focuses on higher volume products that are offered in set configurations. The product architectures are designed for easy exchange at the point of use such that product service and repairs are generally based upon advanced replacement and depot (i.e., factory) repair. CLC’s primary markets include materials processing, OEM components and instrumentation and microelectronics.

We have identified SLS and CLC as operating segments for which discrete financial information is available. Both units have dedicated engineering, manufacturing, product business management and product line management functions. A small portion of our outside revenue is attributable to projects and recently developed products for which a segment has not yet been determined. The associated direct and indirect costs are presented in the category of Corporate and other, along with other corporate costs as described below.

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

The following table provides net sales and income (loss) from operations for our operating segments (in thousands):

	Three Months Ended
	December 29, 2012	December 31, 2011
Net sales:
Specialty Laser Systems	$131,460	$135,617
Commercial Lasers and Components	51,742	55,150
Total net sales	$183,202	$190,767

Income (loss) from operations:
Specialty Laser Systems	$30,334	$31,030
Commercial Lasers and Components	1,825	4,020
Corporate and other	(11,661)	(9,737)
Total income from operations	$20,498	$25,313

Major Customers

We had two major customers during the three months ended December 29, 2012 who accounted for 10.9% and 10.2%, respectively, of consolidated revenue; both customers purchased primarily from our SLS segment. There was one major customer who accounted for 15.6% of consolidated revenue for the three months ended December 31, 2011, who purchased primarily from our SLS segment.

We had one major customer who accounted for 12.0% of accounts receivable at December 29, 2012. There were two major customers who accounted for 14.9% and 14.8%, respectively, of accounts receivable at September 29, 2012.

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

We are organized into two operating segments: Specialty Lasers and Systems (“SLS”) and Commercial Lasers and Components (“CLC”). This segmentation reflects the go-to-market strategies for various products and markets. SLS develops and manufactures configurable, advanced performance products largely serving the microelectronics, scientific research and government programs and OEM components and instrumentation markets. The size and complexity of many of the SLS products require service to be performed at the customer site by factory trained field service engineers. While both segments deliver cost-effective photonics solutions, CLC focuses on higher volume products that are offered in set configurations. The product architectures are designed for easy exchange at the point of use such that substantially all product service and repairs are based upon advanced replacement and depot (i.e., factory) repair. CLC’s primary markets include materials processing, original equipment manufacturer (“OEM”) components and instrumentation and microelectronics.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We have identified the following as the items that require the most significant judgment and often involve complex estimation: revenue recognition, accounting for long-lived assets (including goodwill and intangible assets), inventory valuation, warranty reserves, stock-based compensation and accounting for income taxes. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for our fiscal year ended September 29, 2012.

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

	Three Months Ended
	December 29, 2012	December 31, 2011	Change	% Change
	(Dollars in thousands)

Bookings	$175,973	$201,848	$(25,875)	(12.8)%
Book-to-bill ratio	0.96	1.06	(0.10)	(9.4)%
Net sales—Specialty Lasers and Systems	$131,460	$135,617	$(4,157)	(3.1)%
Net sales—Commercial Lasers and Components	$51,742	$55,150	$(3,408)	(6.2)%
Gross profit as a percentage of net sales— Specialty Lasers and Systems	44.8%	43.8%	1.0%	2.3%
Gross profit as a percentage of net sales—Commercial Lasers and Components	37.4%	39.0%	(1.6)%	(4.1)%
Research and development as a percentage of net sales	10.5%	9.8%	0.7%	7.1%
Income before income taxes	$19,061	$25,831	$(6,770)	(26.2)%
Net cash provided by operating activities	$47,323	$16,135	$31,188	193.3%
Days sales outstanding in receivables	61.9	61.6	0.3	0.5%
Annualized first quarter inventory turns	2.5	3.0	(0.5)	(16.7)%
Capital spending as a percentage of net sales	2.1%	4.3%	(2.2)%	(51.2)%
Adjusted EBITDA as a percentage of net sales	18.1%	19.3%	(1.2)%	(6.2)%

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

Bookings decreased 12.8% in the first quarter of fiscal 2013 compared to the same quarter one year ago, with decreases in the microelectronics, scientific and government programs and OEM components and instrumentation markets partially offset by an increase in the materials processing market. Compared to the fourth quarter of fiscal 2012, bookings increased 3.9% led by a significant increase in the advanced packaging market. The book-to-bill ratio was 0.96 in the first quarter of fiscal 2013.

Microelectronics

Microelectronics bookings decreased 21% compared to the same quarter one year ago but increased 19% from bookings in the fourth quarter of fiscal 2012. The book-to-bill ratio for the first quarter of fiscal 2013 was 0.89.

Flat panel display orders in the first quarter of fiscal 2013 increased 10% from orders in the fourth quarter of fiscal 2012 primarily due to higher service orders and upgrades for existing systems. The market remains strong for liquid crystal display (LCD) and active-matrix organic light emitting diode (AMOLED) production from integrators for flat panel display manufacturers in Japan, Korea and China and we expect follow-on orders and continued fluctuations in order volumes on a quarterly basis.

Orders in the advanced packaging (API) market increased 47% from orders in the fourth quarter of fiscal 2012 largely driven by holiday demand for certain smartphones and tablets, leading to increases in high density interconnect (HDI) and flex printed circuit board (PCB) capacity. While a positive development, we believe a broader API segment recovery is still a second half, calendar 2013 event. Products and technologies from Innolight and Lumera will play important roles in advanced packaging applications.

Orders from semiconductor capital equipment OEMs increased 11% from the fourth quarter of fiscal 2012 reflecting strong orders for inspection applications and strong service orders.

Materials Processing

Materials processing orders increased 17% compared to the same quarter one year ago and decreased 6% from the fourth quarter of fiscal 2012. The book-to-bill ratio for the first quarter of fiscal 2013 was 1.01. The first fiscal quarter is typically a seasonally soft quarter in materials processing applications as year-end production needs have already been addressed. Design wins in marking and engraving for consumer electronics manufacturing led to strong bookings for low-power CO2 lasers and bookings increased for packaging applications in China, again for CO2 lasers.

We believe the outlook for the next few quarters has improved both due to projected actions by the new Chinese government to stimulate business and the stabilization of the Euro zone. Since the official launch of the Highlight™ 1000FL fiber laser in September 2012, we have received a significant number of inquiries from different OEM customers.

OEM Components and Instrumentation

OEM Components and Instrumentation orders decreased 5% compared to the same quarter one year ago and decreased 19% from the fourth quarter of fiscal 2012. The book-to-bill ratio for the first quarter of fiscal 2013 was 0.93. The decrease from the fourth fiscal quarter was due, in part, to the timing of annual orders in the light show market.

Instrumentation orders were flat compared to the fourth quarter of fiscal 2012 that included a number of large OEM orders. Flow cytometry provided a majority of the bookings and we also received key development orders for gene sequencing applications.

Orders for medical OEM products were 32% lower in the first quarter of fiscal 2013 following strong orders in the fourth quarter of fiscal 2012 for lasers used in refractive surgery. The outlook in this market is strong, with customers signaling increased demand. We have also broadened our opportunity through recent acquisitions as Lumera gives us immediate entry into the fast evolving cataract market. The combination of an Innolight product with some of our optical expertise creates a new, low-cost platform for microkeratome work, which has the potential to displace much more complex and costly competitive offerings.

Scientific and Government Programs

Scientific and government programs orders decreased 16% compared to the same quarter one year ago and increased 10% from the fourth quarter of fiscal 2012. The book-to-bill for the first quarter of fiscal 2013 was 1.16.

Record Chameleon™ orders in North America and record amplifier orders in the Pacific Rim led the way for first quarter fiscal 2013 bookings, with Chameleon orders in the U.S. benefitting from a large order from a multi-user R&D center and an order from a manufacturer of multiphoton microscopes. The amplifier orders from the Pacific Rim, which included carryovers from the fourth quarter of fiscal 2012, were geographically diverse and dominated by our Libra™ platform. The Libra is a hands-free system favored by researchers seeking leading performance with minimal user support.

Bookings from European scientific customers were lower than we typically see at the end of the calendar year due to lower spending in Germany and austerity effects in various countries. With respect to one of our recent European acquisitions, Innolight products will modestly contribute to future scientific orders for lasers used in a variety of applications including atom trapping and optical metrology.

Net Sales

Net sales include sales of lasers, laser tools, related accessories and service contracts. Net sales for the first fiscal quarter decreased 3.1% in our SLS segment from the same quarter one year ago and decreased 6.2% in our CLC segment from the same quarter one year ago. For a description of the reasons for changes in net sales refer to the “Results of Operations” section of this quarterly report.

Gross Profit as a Percentage of Net Sales

Gross profit as a percentage of net sales (“gross profit percentage”) is calculated as gross profit for the period divided by net sales for the period.  Gross profit percentage in the first quarter increased from 43.8% to 44.8% in our SLS segment and decreased from 39.0% to 37.4% in our CLC segment from the same quarter one year ago. For a description of the reasons for changes in gross profit refer to the “Results of Operations” section of this quarterly report.

Research and Development as a Percentage of Net Sales

Research and development as a percentage of net sales (“R&D percentage”) is calculated as research and development expense for the period divided by net sales for the period.  Management considers R&D percentage to be an important indicator in managing our business as investing in new technologies is a key to future growth.  R&D percentage increased to 10.5% from 9.8% in our first fiscal quarter compared to the same period one year ago.  For a description of the reasons for changes in R&D spending refer to the “Results of Operations” section of this quarterly report.

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

Days Sales Outstanding in Receivables

We calculate days sales outstanding (“DSO”) in receivables as net receivables at the end of the period divided by net sales during the period and then multiplied by the number of days in the period, using 90 days for quarters.  DSO in receivables indicates how well we are managing our collection of receivables, with lower DSO in receivables resulting in higher working capital availability.  The more money we have tied up in receivables, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business.  Our DSO in receivables for the first quarter of fiscal 2013 increased 0.3 days from the same quarter one year ago primarily due to the acquisition of Lumera Laser at the end of the first quarter of fiscal 2013 partially offset by improved collections.

Annualized Inventory Turns

We calculate annualized inventory turns as the cost of sales during the quarter annualized and divided by net inventories at the end of the period. This indicates how well we are managing our inventory levels, with higher inventory turns resulting in more working capital availability and a higher return on our investments in inventory. The more money we have tied up in inventory, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business. Our annualized inventory turns for the first quarter of fiscal 2013 decreased by 0.5 turns from the same quarter one year ago primarily due to increased long lead-time materials to support a sizable backlog of flat panel laser annealing systems, the impact of decreased sales volumes in relation to inventory levels in certain businesses and the acquisition of Lumera Laser at the end of the first quarter of fiscal 2013.

Capital Spending as a Percentage of Net Sales

Capital spending as a percentage of net sales (“capital spending percentage”) is calculated as capital expenditures for the period divided by net sales for the period.  Capital spending percentage indicates the extent to which we are expanding or improving our operations, including investments in technology and equipment.  Management monitors capital spending levels as this assists management in measuring our cash flows, net of capital expenditures. Our capital spending percentage decreased to 2.1% from 4.3% for the first quarter of fiscal 2013 compared to the same period one year ago primarily due to building improvements and purchases of production-related assets to support our expansion in Asia in fiscal 2012.

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

We utilize a number of different financial measures, both GAAP and non-GAAP, such as adjusted EBITDA as a percentage of net sales, in analyzing and assessing our overall business performance, for making operating decisions and for forecasting and planning future periods. We consider the use of non-GAAP financial measures helpful in assessing our current financial performance and ongoing operations. While we use non-GAAP financial measures as a tool to enhance our understanding of certain aspects of our financial performance, we do not consider these measures to be a substitute for, or superior to, the information provided by GAAP financial measures. We provide adjusted EBITDA in order to enhance investors' understanding of our ongoing operations. This measure is used by some investors when assessing our performance.

Below is the reconciliation of our net income as a percentage of net sales to our adjusted EBITDA as a percentage of net sales:

	Three Months Ended
	December 29, 2012	December 31, 2011
Net income as a percentage of net sales	7.7%	8.9%
Income tax expense	2.7%	4.6%
Interest and other income (expense), net	1.0%	(0.2)%
Depreciation and amortization	4.0%	3.9%
Stock based compensation	2.7%	2.1%
Adjusted EBITDA as a percentage of net sales	18.1%	19.3%

SIGNIFICANT EVENTS

On October 30, 2012, we acquired all of the outstanding shares of Innolight Innovative Laser and Systemtechnik GmbH ("Innolight") for approximately $18.3 million, excluding transaction costs. Innolight provides a core technology building block for an emerging class of commercial, sub-nanosecond lasers for microelectronics manufacturing and its semiconductor-based architecture delivers pulsed output that can be amplified by conventional or fiber amplifiers to ultimately deliver infrared, green or ultraviolet light capable of processing a range of materials.

On December 20, 2012, we acquired all of the outstanding shares of Lumera Laser GmbH ("Lumera") for approximately $51.5 million, excluding transaction costs. Lumera is a recognized leader in ultrafast solid state lasers for microelectronics, OEM medical and materials processing applications.

On December 10, 2012, we announced that the Board of Directors approved a $1.00 per share special cash dividend on our outstanding common stock payable on December 27, 2012 to stockholders of record on December 19, 2012, resulting in a payment of $24.0 million.

RESULTS OF OPERATIONS

CONSOLIDATED SUMMARY

The following table sets forth, for the periods indicated, the percentage of total net sales represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended
	December 29, 2012	December 31, 2011
Net sales	100.0%	100.0%
Cost of sales	57.6%	57.9%
Gross profit	42.4%	42.1%
Operating expenses:
Research and development	10.5%	9.8%
Selling, general and administrative	20.2%	18.2%
Amortization of intangible assets	0.5%	0.9%
Total operating expenses	31.2%	28.9%
Income from operations	11.2%	13.2%
Other income (net)	(0.8)%	0.3%
Income before income taxes	10.4%	13.5%
Provision for income taxes	2.7%	4.6%
Net income	7.7%	8.9%

Net income for the first quarter of fiscal 2013 was $14.2 million ($0.58 per diluted share) including $3.5 million of after-tax stock-related compensation expense. Net income for the first quarter of fiscal 2012 was $17.1 million ($0.71 per diluted share) including $2.7 million of after-tax stock-related compensation expense.

NET SALES

Market Application

The following tables set forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by market application (dollars in thousands):

	Three Months Ended
	December 29, 2012		December 31, 2011
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Microelectronics	$89,030	48.6%	$92,892	48.7%
OEM components and instrumentation	36,290	19.8%	35,940	18.8%
Materials processing	26,519	14.5%	23,379	12.3%
Scientific and government programs	31,363	17.1%	38,556	20.2%
Total	$183,202	100.0%	$190,767	100.0%

Net sales for the first quarter of fiscal 2013 decreased by $7.6 million, or 4%, including a decrease of $2.0 million due to the impact of foreign currency exchange rates, compared to the first quarter of fiscal 2012.  Sales decreases in the scientific and government programs and microelectronics markets were partially offset by increases in the materials processing and OEM components and instrumentation markets.

Sales in the scientific and government programs market decreased $7.2 million, or 19%, primarily due to lower demand for advanced research applications used by university and government research groups partly due to lower U.S. and global stimulus funding. We expect that this lower funding level will continue as government policy. The decrease in the microelectronics market of $3.9 million, or 4%, was due to lower shipments for advanced packaging and solar applications partially offset by higher sales in flat panel display applications. Sales in the materials processing market increased $3.1 million, or 13%, primarily due to higher shipments for marking and non-metal cutting applications. The increase in the OEM components and instrumentation market of $0.4 million, or 1%, was due primarily to higher shipments for military and bio-instrumentation applications partially offset by lower shipments for medical applications.

Backlog represents orders which we expect to be shipped within 12 months. Orders used to compute backlog are generally cancelable and subject to rescheduling by our customers without substantial penalties. Historically, we have not experienced a significant rate of cancellation or rescheduling outside the 12 month period, though we cannot guarantee that the rate of cancellations or rescheduling will not increase in the future. We continue to have a sizable backlog of orders, $348.1 million at December 29, 2012, including a significant concentration in the flat panel display market (43%).

The timing for shipments of our higher average selling price excimer products in the flat panel display market can fluctuate from quarter-to-quarter due to customer scheduling, our ability to manufacture these products and/or availability of supplies.  As a result, the timing to convert orders for these products to revenue will likely fluctuate from quarter-to-quarter.

Segments

We are organized into two reportable operating segments: Specialty Lasers and Systems (“SLS”) and Commercial Lasers and Components (“CLC”). SLS develops and manufactures configurable, advanced-performance products largely serving the microelectronics, scientific research and government programs and OEM components and instrumentation markets. CLC focuses on higher volume products that are offered in set configurations. CLC’s primary markets include materials processing, OEM components and instrumentation and microelectronics.

The following tables set forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by segment (dollars in thousands):

	Three Months Ended
	December 29, 2012		December 31, 2011
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Specialty Lasers and Systems (SLS)	$131,460	71.8%	$135,617	71.1%
Commercial Lasers and Components (CLC)	51,742	28.2%	55,150	28.9%
Total	$183,202	100.0%	$190,767	100.0%

Net sales for the first quarter of fiscal 2013 decreased by $7.6 million, or 4%, compared to the first quarter of fiscal 2012, with decreases of $4.2 million, or 3%, in our SLS segment and decreases of $3.4 million, or 6%, in our CLC segment.

The decrease in our SLS segment sales was primarily due to lower shipments for scientific and government programs, solar and medical applications partially offset by higher revenue for flat panel display and materials processing applications. The decrease in our CLC segment sales was primarily due to lower advanced packaging and certain flat panel display application sales partially offset by higher instrumentation and military application sales.

GROSS PROFIT

Consolidated

Our gross profit rate increased to 42.4% in the first quarter of fiscal 2013 from 42.1% in the first quarter of fiscal 2012. The increase in the gross profit rate was primarily due to favorable product margins (0.8%) resulting from favorable product mix in the microelectronics market and the favorable impact of foreign exchange rates net of the impact of lower volumes in several business units serving the advanced packaging, semiconductor and scientific markets. The favorable product margin was partially offset by higher other costs (0.5%) primarily due to higher inventory provisions.

Our gross profit rate has been and will continue to be affected by a variety of factors including market mix, pricing on volume orders, our ability to manufacture advanced and more complex products, manufacturing efficiencies, excess and obsolete inventory write-downs, warranty costs, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems, commodity prices and foreign currency fluctuations, particularly the recent weakening of the Japanese Yen.

Specialty Lasers and Systems

The gross profit rate in our SLS segment increased to 44.8% in the first quarter of fiscal 2013 from 43.8% in the first quarter of fiscal 2012 primarily due to favorable product costs (2.5%) resulting from favorable product mix in the microelectronics market and the favorable impact of foreign exchange rates partially offset by the impact of lower volumes in several business units serving the advanced packaging, semiconductor and scientific markets. The favorable product costs were partially offset by higher other costs (0.9%) due to higher inventory provisions and higher warranty costs (0.6%).

Commercial Lasers and Components

The gross profit rate in our CLC segment decreased to 37.4% in the first quarter of fiscal 2013 from 39.0% in the first quarter of fiscal 2012 primarily due to unfavorable product costs (3.4%) resulting from lower volumes in several business units serving particularly the advanced packaging and components markets and unfavorable product mix within instrumentation and semiconductor markets partially offset by lower warranty costs due to fewer warranty events (1.5%) and lower other costs (0.3%).

OPERATING EXPENSES:

	Three Months Ended
	December 29, 2012		December 31, 2011
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$19,301	10.5%	$18,779	9.8%
Selling, general and administrative	36,982	20.2%	34,631	18.2%
Amortization of intangible assets	854	0.5%	1,636	0.9%
Total operating expenses	$57,137	31.2%	$55,046	28.9%

Research and development

Research and development (“R&D”) expenses increased $0.5 million, or 3%, during the first fiscal quarter ended December 29, 2012 compared to the same quarter one year ago.  The increase was primarily due to lower net reimbursements from customers for development projects ($0.4 million), higher other spending on headcount and projects ($0.4 million) and higher stock-related compensation expense ($0.1 million) partially offset by the impact of foreign exchange rates ($0.4 million). On a segment basis as compared to the prior year period, SLS research and development spending increased $0.5 million primarily due to lower net reimbursements from customers for development projects and higher other spending on headcount and projects partially offset by the impact of foreign exchange rates. Both CLC spending and Corporate and other spending were flat.

Selling, general and administrative

Selling, general and administrative (“SG&A”) expenses increased $2.4 million or 7%, during the first fiscal quarter ended December 29, 2012 compared to the same quarter one year ago.  The increase was primarily due to $1.4 million higher payroll spending due to higher headcount and increased salaries and commissions due to mix, $0.8 million higher stock-related compensation expense, $0.5 million higher consulting and legal costs related to acquisitions and $0.3 million higher other variable spending partially offset by the impact of foreign exchange rates ($0.6 million). On a segment basis as compared to the prior year period, SLS segment expenses increased $0.3 million primarily due to higher payroll spending and higher other variable spending partially offset by the impact of foreign exchange rates. CLC spending increased $0.3 million primarily due to higher payroll spending.   Spending for Corporate and other increased $1.8 million primarily due to higher stock-related compensation expense, higher consulting and legal costs related to acquisitions and higher other variable spending.

Amortization of intangible assets

Amortization of intangible assets decreased $0.8 million during the first three months of fiscal 2013 compared to the same period last year primarily due to the completion of amortization of certain intangibles from prior acquisitions partially offset by amortization of intangibles from the acquisition of Innolight in the first quarter of fiscal 2013.

OTHER INCOME (EXPENSE) — NET

Other income, net of other expense, decreased $2.0 million during the three months ended December 29, 2012 compared to the same period one year ago. The decrease was primarily due to higher net foreign exchange losses ($2.1 million) due to the significant movement in the Japanese Yen in the last few weeks of the first quarter of fiscal 2013.

INCOME TAXES

The effective tax rate on income before income taxes for the first quarter of fiscal 2013 of 25.7% was lower than the statutory rate of 35% primarily due to permanent differences related to the benefit of income subject to foreign tax rates that are lower than U.S. tax rates, the benefit of foreign tax credits and the benefit of releasing foreign tax reserves accrued under ASC 740-10 (formerly FASB Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”) and related interest. These amounts are partially offset by deemed dividend inclusions under the Subpart F tax rules, stock compensation not deductible for tax purposes and limitations on the deductibility of compensation under IRC Section 162(m).

The effective tax rate for the first quarter of fiscal 2012 of 34.0% was lower than the statutory rate of 35% primarily due to permanent differences related to the benefit of income subject to foreign tax rates that are lower than U.S. tax rates, the benefit of foreign tax credits and the benefit of releasing foreign tax reserves accrued under ASC 740-10 (formerly FASB Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”) and related interest. These amounts are partially offset by deemed dividend inclusions under the Subpart F tax rules, stock compensation not deductible for tax purposes and limitations on the deductibility of compensation under IRC Section 162(m).

DEFERRED INCOME TAXES

As of December 29, 2012, our condensed consolidated balance sheet included net deferred tax assets, before valuation allowance, of approximately $55.2 million, which consists of tax credit carryovers, accruals and reserves, competent authority offset to transfer pricing tax reserves, employee stock-based compensation expenses, and certain other liabilities. Management periodically evaluates the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is solely dependent on our ability to generate sufficient future taxable income in the applicable jurisdictions during periods prior to the expiration of tax statutes to fully utilize these assets.  After evaluating all available evidence, we have determined that it is “more likely than not” that a portion of the deferred tax assets would not be realized and we have a total valuation allowance of $9.1 million as of December 29, 2012. We intend to maintain the valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

At December 29, 2012, we had assets classified as cash and cash equivalents, as well as time deposits and fixed income securities classified as short-term investments, in an aggregate amount of $179.8 million, compared to $224.9 million at September 29, 2012. At December 29, 2012, approximately $119.1 million of this cash and securities was held in certain of our foreign subsidiaries, $48.7 million of which was denominated in currencies other than the U.S. dollar. We currently have approximately $103.5 million of the cash, including investments in U.S. Treasury securities, held by our foreign subsidiaries where we intend to permanently reinvest our accumulated earnings in these entities and our current plans do not demonstrate a need for these funds to support our domestic operations. If, however, a portion of these funds were needed for and distributed to our operations in the United States, we would be subject to additional U.S. income taxes and foreign withholding taxes. The amount of the taxes due would depend on the amount and manner of repatriation, as well as the location from where the funds are repatriated. We actively monitor the third-party depository institutions that hold these assets, primarily focusing on the safety of principal and secondarily maximizing yield on these assets. We diversify our cash and cash equivalents and investments among various financial institutions, money market funds and sovereign debt in order to reduce our exposure should any one of these financial institutions or financial instruments fail or encounter difficulties. To date, we have not experienced any material loss or lack of access to our invested cash, cash equivalents or short-term investments. However, we can provide no assurances that access to our invested cash, cash equivalents or short-term investments will not be impacted by adverse conditions in the financial markets.

Sources and Uses of Cash

Historically, our primary source of cash has been provided by operations. Other sources of cash in the past three fiscal years include proceeds received from the sale of our stock through our employee stock option and purchase plans. Our historical uses of cash have primarily been for the repurchase of our common stock, capital expenditures, acquisitions of businesses and technologies and the payment of a cash dividend in the first quarter of fiscal 2013. Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our condensed consolidated statements of cash flows and the notes to condensed consolidated financial statements:

	Three Months Ended
	December 29, 2012	December 31, 2011
	(in thousands)
Net cash provided by operating activities	$47,323	$16,135
Sales of shares under employee stock plans	4,712	4,568
Repurchase of common stock	—	(20,665)
Cash dividend paid on common stock	(24,040)	—
Capital expenditures	(3,901)	(8,139)
Acquisition of businesses, net of cash acquired	(67,289)	—

Net cash provided by operating activities increased by $31.2 million for the first three months of fiscal 2013 compared to the same period one year ago. The increase in cash provided by operating activities was primarily due to exceptionally high cash flows from accounts receivable, lower tax payments and lower payments related to other current liabilities and accounts payable. We do not expect favorable increases in cash flows from accounts receivable of this magnitude in the foreseeable future. We believe that our existing cash, cash equivalents and short term investments combined with cash to be provided by operating activities will be adequate to cover our working capital needs and planned capital expenditures for at least the next 12 months to the extent such items are known or are reasonably determinable based on current business and market conditions. However, we may elect to finance certain of our capital expenditure requirements through borrowings under our bank credit facilities or other sources of capital. We continue to follow our strategy to further strengthen our financial position by using available cash flow to fund operations.

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

On December 10, 2012, we announced that the Board of Directors approved a $1.00 per share special cash dividend on our outstanding common stock payable on December 27, 2012 to stockholders of record on December 19, 2012, resulting in a payment of $24.0 million in the first quarter of fiscal 2013. We do not expect to pay any additional dividends in the foreseeable future.

On August 25, 2011, the Board of Directors authorized the repurchase of up to $50.0 million of our common stock. The program was authorized for 12 months from the date of authorization. During fiscal 2011, we repurchased and retired 586,200 shares of outstanding common stock at an average price of $42.67 per share for a total of $25.0 million, excluding expenses. During the fiscal 2012, we repurchased and retired 543,200 shares of outstanding common stock at an average price of $45.99 per share for a total of $25.0 million, excluding expenses, completing the repurchase. On October 4, 2012, the Board of Directors authorized the repurchase of up to $25.0 million of our common stock. No repurchases were made in the first quarter of fiscal 2013.

Additional sources of cash available to us were domestic and international currency lines of credit and bank credit facilities totaling $65.8 million as of December 29, 2012, of which $63.5 million was unused and available. These unsecured credit facilities were used in Europe during the first three months of fiscal 2013. Our domestic line of credit consists of a $50 million unsecured revolving credit account with Union Bank of California, which expires on May 31, 2014 and is subject to covenants related to financial ratios and tangible net worth. No amounts have been drawn upon our domestic line of credit and $2.3 million of the international currency lines has been used as guarantees as of December 29, 2012.

Our ratio of current assets to current liabilities was 3.5:1 at December 29, 2012 compared to 4.0:1 at September 29, 2012. The decrease in our ratio is primarily due to decreases in cash and short-term investments and accounts receivable. Our cash and cash equivalents, short-term investments, working capital and debt obligations are as follows:

	December 29, 2012	September 29, 2012
	(in thousands)
Cash and cash equivalents	$87,996	$67,761
Short-term investments	91,781	157,168
Working capital	392,912	460,697
Total debt obligations	15	19

Contractual Obligations and Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Regulation S-K of the Securities Act of 1933. Information regarding our long-term debt payments, operating lease payments, asset retirement obligations, purchase commitments with suppliers and purchase obligations is provided in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended September 29, 2012. There have been no material changes in contractual obligations outside of the ordinary course of business since September 29, 2012. Information regarding our other financial commitments at December 29, 2012 is provided in the notes to the condensed consolidated financial statements in this filing.

Changes in Financial Condition

Cash provided by operating activities during the first three months of fiscal 2013 was $47.3 million, which included cash provided by operating assets and liabilities of $20.6 million, net income of $14.2 million, depreciation and amortization of $7.3 million, stock-based compensation expense of $5.0 million and $0.2 million other.

Cash used in investing activities during the first three months of fiscal 2013 was $6.3 million, which included $67.3 million used to acquire Lumera and Innolight and $3.9 million used to acquire property and equipment and improve buildings partially offset by $64.9 million net sales of available-for-sale securities.

Cash used by financing activities during the first three months of fiscal 2013 was $23.4 million, which included a $24.0 million cash dividend on our common stock and $4.1 million other partially offset by $4.7 million generated from our employee stock option and stock purchase plans.

Changes in exchange rates during the first three months of fiscal 2013 increased our cash balances by $2.6 million.

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

Interest rate sensitivity

A portion of our investment portfolio is composed of fixed income securities. These securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately (whether due to changes in overall market rates or credit worthiness of the issuers of our individual securities) and uniformly by 10% from levels at December 29, 2012, the fair value of the portfolio, based on quoted market prices in active markets involving similar assets, would decline by an immaterial amount due to their short-term maturities. We have the ability to generally hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. If necessary, we may sell short-term investments prior to maturity to meet our liquidity needs.

At December 29, 2012, the fair value of our available-for-sale debt securities was $89.8 million, all of which were classified as short-term investments.  Gross unrealized gains and losses on available-for-sale debt securities were $441,000 and $(1,000), respectively, at December 29, 2012.

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

At December 29, 2012, approximately $119.1 million of our cash, cash equivalents and short-term investments were held in certain of our foreign subsidiaries, $48.7 million of which was denominated in currencies other than the U.S. dollar.

A hypothetical 10% change in foreign currency rates on our forward contracts would not have a material impact on our results of operations, cash flows or financial position.

The following table provides information about our foreign exchange forward contracts at December 29, 2012. The table presents the weighted average contractual foreign currency exchange rates, the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date and fair value. The U.S. notional fair value represents the contracted amount valued at December 29, 2012 rates.

Forward contracts to sell (buy) foreign currencies for U.S. dollars (in thousands, except contract rates):

	Average Contract Rate	U.S. Notional Contract Value	U.S. Notional Fair Value
Euro	1.2990	$(65,490)	$(66,543)
Japanese Yen	82.3751	$10,009	$9,822
British Pound	1.6092	$867	$874
Korean Won	1,077.6500	$26,058	$26,106
Chinese Renminbi	6.2890	$10,702	$10,795
Singapore Dollar	1.2210	$2,744	$2,744

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures; as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of December 29, 2012 (“Evaluation Date”).  The controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 29, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Income Tax Audits

We are subject to taxation and file income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. For U.S. federal income tax purposes, all years prior to 2009 are closed to examination. In our major state jurisdiction and our major foreign jurisdictions, the years prior to 2008 and 2006, respectively, are closed to examination. In December 2011 and January 2012, our three German subsidiaries received notices of tax audits for the fiscal years 2006 through 2010. These audits are currently in process.

Management believes that it has adequately provided for any adjustments that may result from tax examinations. The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that certain federal, foreign and state tax matters may be concluded in the next 12 months. Although the timing of the resolution and/or closure of audits is highly uncertain, it is reasonably possible that the balance of net unrecognized tax benefits including interest and penalties at December 29, 2012 could be reduced by approximately $0.2 million to $2.4 million in the next 12 months.
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

•	the timing of conversion of bookings to revenue;

•	the concentration of a significant amount of our backlog with a few customers;

•	cancellation of customer orders and rescheduling of shipments;

•	fluctuations in our product mix;

•	the ability of our customers' other suppliers to provide sufficient material to support our customers' products;

•	currency fluctuations and stability, in particular the Euro, the Japanese Yen, the Korean Won, the Chinese Renminbi and the US dollar as compared to other currencies;

•	commodity pricing;

•	introductions of new products and product enhancements by our competitors, entry of new competitors into our markets, pricing pressures and other competitive factors;

•	our ability to develop, introduce, manufacture and ship new and enhanced products in a timely manner without defects;

•	our ability to manage our capacity and that of our suppliers;

•	our increased reliance on contract manufacturing;

•	the rate of market acceptance of our new products;

•	the ability of our customers to pay for our products;

•	expenses associated with acquisition-related activities;

•	seasonal sales trends;

•	access to applicable credit markets by us, our customers and their end customers;

•	delays or reductions in customer purchases of our products in anticipation of the introduction of new and enhanced products by us or our competitors;

•	our ability to control expenses;

•	the level of capital spending of our customers;

•	potential excess and/or obsolescence of our inventory;

•	costs and timing of adhering to current and developing governmental regulations and reviews relating to our products and business;

•	costs related to acquisitions of technology or businesses;

•	impairment of goodwill, intangible assets and other long-lived assets;

•	our ability to meet our expectations and forecasts and those of public market analysts and investors;

•	the availability of research funding by governments with regard to our customers in the scientific business, such as universities;

•	continued government spending on defense-related projects where we are a subcontractor;

•	maintenance of supply relating to products sold to the government on terms which we would prefer not to accept;

•	changes in policy, interpretations, or challenges to the allowability of costs incurred under government cost accounting standards;

•	damage to our reputation as a result of coverage in social media, Internet blogs or other media outlets;

•	managing our and other parties' compliance with contracts in multiple languages and jurisdictions;

•	managing our internal and third party sales representatives and distributors, including compliance with all applicable laws;

•	impact of government economic policies on macroeconomic conditions;

•	costs and expenses from litigation;

•	costs associated with designing around or payment of licensing fees associated with issued patents in our fields of business;

•	government support of the alternative energy industries, such as solar;

•	the future impact of legislation, rulemaking, and changes in accounting, tax, defense procurement, or export policies; and

•	distraction of management related to acquisition or divestment activities.

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

Continued uncertainty in U.S. and global fiscal policy has likely had a recent adverse impact on global financial markets and overall economic activity. Should this uncertain financial policy continue, it would likely negatively impact global economic activity, including possibly sending the U.S. into a new recession. It would also likely have negative repercussions on U.S. and global credit and financial markets, and further exacerbate sovereign debt concerns in the European Union.  All of these factors would likely adversely impact the global demand for our products and the performance of our investments, and would likely have a material adverse effect on our business, results of operations and financial condition.

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

In addition, political and social turmoil related to international conflicts, terrorist acts and civil unrest may put further pressure on economic conditions in the United States and abroad. Unstable economic, political and social conditions make it difficult for our customers, our suppliers and us to accurately forecast and plan future business activities. If such conditions persist, our business, financial condition and results of operations could suffer. Additionally, unstable economic conditions can provide significant pressures and burdens on individuals, which could cause them to engage in inappropriate business conduct. See “Part I, Item 4. CONTROLS AND PROCEDURES.”

We depend on sole source or limited source suppliers, both internal and external, for some of our key components and materials, including exotic materials, certain cutting-edge optics and crystals, in our products, which make us susceptible to supply shortages or price fluctuations that could adversely affect our business.

We currently purchase several key components and materials used in the manufacture of our products from sole source or limited source suppliers, both internal and external. Our failure to timely receive these key components and materials, such as the large optics used in our flat panel display manufacturing applications, could cause delays in the shipment of our products. Some of these suppliers are relatively small private companies that may discontinue their operations at any time and which may be particularly susceptible to prevailing economic conditions. Some of our suppliers are located in regions which may be susceptible to natural disasters, such as the flooding in Thailand and the earthquake, tsunami and resulting nuclear disaster in Japan in recent years and last year's severe flooding and power loss in the Eastern part of the United States. We typically purchase our components and materials through purchase orders or agreed upon terms and conditions and we do not have guaranteed supply arrangements with many of these suppliers. Some of our products, particularly in the flat panel display industry, require designs and specifications which are at the cutting-edge of available technologies. Our and our customers' designs and specifications frequently change to meet rapidly evolving market demands. Accordingly certain of our products require components and supplies which may be technologically difficult and unpredictable to manufacture. These characteristics further pressure the timely delivery of such components. We may fail to obtain these supplies in a timely manner in the future. We may experience difficulty identifying alternative sources of supply for certain components used in our products and may have to incur expenses and management distraction in assisting our current and future suppliers to meet our and our customers' technical requirements. We would experience further delays while identifying, evaluating and testing the products of these potential alternative suppliers. Furthermore, financial or other difficulties faced by these suppliers or significant changes in demand for these components or materials could limit their availability. We continue to consolidate our supply base and move supplier locations. When we transition locations we may increase our inventory of such products as a “safety stock” during the transition, which may cause the amount of inventory reflected on our balance sheet to increase. Additionally, many of our customers rely on sole source suppliers. In the event of a disruption of our customers' supply chain, orders from our customers could decrease or be delayed.

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

For the three months ended December 29, 2012, 74% of our net sales were derived from customers outside of the United States. For fiscal 2012, fiscal 2011 and fiscal 2010, 76%, 74%, and 67%, respectively, of our net sales were derived from customers outside of the United States. We anticipate that foreign sales, particularly in Asia, will continue to account for a significant portion of our revenues in the foreseeable future.

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

For the three months ended December 29, 2012, our research and development costs were $19.3 million (10.5% of net sales). For our fiscal years 2012, 2011 and 2010, our research and development costs were $78.3 million (10.2% of net sales), $81.2 million (10.1% of net sales) and $72.4 million (12.0% of net sales), respectively. We cannot assure you that our expenditures for research and development will result in the introduction of new products or, if such products are introduced, that those products will achieve sufficient market acceptance or to generate sales to offset the costs of development. Our failure to address rapid technological changes in our markets could adversely affect our business and results of operations.

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

We are subject to Section 203 of the Delaware General Corporation Law, which prohibits a publicly-held Delaware corporation from engaging in a merger, asset or stock sale or other transaction with an interested stockholder for a period of three years following the date such person became an interested stockholder, unless prior approval of our board of directors is obtained or as otherwise provided. These provisions of Delaware law also may discourage, delay or prevent someone from acquiring or merging with us without obtaining the prior approval of our board of directors, which may cause the market price of our common stock to decline. In addition, we have adopted a change of control severance plan, which provides for the payment of a cash severance benefit to each eligible employee based on the employee's position. If a change of control occurs, our successor or acquirer will be required to assume and agree to perform all of our obligations under the change of control severance plan which may discourage potential acquirers or result in a lower stock price.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.3+	Bylaws (Previously filed as Exhibit 3.1 to Form 8-K filed on December 12, 2012).

10.1+‡	Change of Control Plan (Previously filed as Exhibit 10.1 to Form 8-K filed on December 12, 2012).

10.2‡	Fiscal 2012 Variable Compensation Plan Payout Scale for Named Executive Officers.

10.3‡ **	Fiscal 2013 Variable Compensation Plan Payout Scale for Named Executive Officers.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

**	Portions of this exhibit are redacted and confidential treatment has been requested with the Securities and Exchange Commission.

COHERENT, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coherent, Inc.
(Registrant)

Date:	February 6, 2013	/s/:	JOHN R. AMBROSEO
John R. Ambroseo
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 6, 2013	/s/:	HELENE SIMONET
Helene Simonet
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.3+	Bylaws (Previously filed as Exhibit 3.1 to Form 8-K filed on December 12, 2012).

10.1+‡	Change of Control Plan (Previously filed as Exhibit 10.1 to Form 8-K filed on December 12, 2012).

10.2‡	Fiscal 2012 Variable Compensation Plan Payout Scale for Named Executive Officers.

10.3‡**	Fiscal 2013 Variable Compensation Plan Payout Scale for Named Executive Officers.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

**	Portions of this exhibit are redacted and confidential treatment has been requested with the Securities and Exchange Commission.