Form 10-Q
period 2013-03-30
COHERENT INC
filed 2013-05-07
CIK 21510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ___________________________________________________
FORM 10-Q
 ___________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 30, 2013
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

The number of shares outstanding of registrant’s common stock, par value $.01 per share, on May 1, 2013 was 24,340,958.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Net sales	$200,058	$193,284	$383,260	$384,051
Cost of sales	123,727	115,636	229,294	226,044
Gross profit	76,331	77,648	153,966	158,007
Operating expenses:
Research and development	20,146	20,323	39,447	39,102
Selling, general and administrative	37,346	35,377	74,328	70,008
Amortization of intangible assets	1,942	1,611	2,796	3,247
Total operating expenses	59,434	57,311	116,571	112,357
Income from operations	16,897	20,337	37,395	45,650
Other income (expense):
Interest and dividend income	63	29	113	231
Interest expense	(11)	(5)	(23)	(7)
Other—net	1,243	1,888	(232)	2,206
Total other income (expense), net	1,295	1,912	(142)	2,430
Income before income taxes	18,192	22,249	37,253	48,080
Provision for income taxes	3,190	6,094	8,098	14,874
Net income	$15,002	$16,155	$29,155	$33,206

Net income per share:
Basic	$0.62	$0.69	$1.22	$1.41
Diluted	$0.61	$0.67	$1.20	$1.38

Shares used in computation:
Basic	24,085	23,521	23,928	23,491
Diluted	24,475	23,996	24,348	23,979

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended		Six Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012

Net income	$15,002	$16,155	$29,155	$33,206
Other comprehensive income (loss):
Translation adjustment (1)	(11,228)	3,530	(7,108)	(6,791)
Changes in unrealized gains (losses) on available-for-sale securities, net of taxes	(8)	(30)	(7)	(14)
Other comprehensive income (loss), net of tax	(11,236)	3,500	(7,115)	(6,805)
Comprehensive income	$3,766	$19,655	$22,040	$26,401

(1)
Tax expense (benefit) of $37 and $18 was provided on translation adjustments during the three and six months ended March 30, 2013, respectively. Tax expense (benefit) of $(92) and $12 was provided on translation adjustments during the three and six months ended March 31, 2012, respectively.  Tax expense (benefit) on changes in unrealized gains (losses) on available-for-sale securities was insignificant.

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except par value data)

	March 30, 2013	September 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$93,604	$67,761
Short-term investments	110,386	157,168
Accounts receivable—net of allowances of $1,980 and $1,443, respectively	134,479	144,345
Inventories	166,865	160,113
Prepaid expenses and other assets	58,999	61,730
Deferred tax assets	21,766	23,368
Total current assets	586,099	614,485
Property and equipment, net	114,368	115,096
Goodwill	109,242	77,689
Intangible assets, net	46,021	9,473
Other assets	67,633	64,029
Total assets	$923,363	$880,772

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$11	$17
Accounts payable	39,443	29,088
Income taxes payable	28,430	33,944
Other current liabilities	103,540	90,739
Total current liabilities	171,424	153,788
Long-term obligations	—	2
Other long-term liabilities	64,663	55,326
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, par value $.01 per share:
Authorized—500,000 shares
Outstanding—24,319 shares and 23,746 shares, respectively	242	237
Additional paid-in capital	149,323	131,708
Accumulated other comprehensive income	33,340	40,455
Retained earnings	504,371	499,256
Total stockholders’ equity	687,276	671,656
Total liabilities and stockholders’ equity	$923,363	$880,772

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended
	March 30, 2013	March 31, 2012
Cash flows from operating activities:
Net income	$29,155	$33,206
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,787	11,506
Amortization of intangible assets	4,589	3,247
Deferred income taxes	(2,700)	91
Loss on disposal of property and equipment	—	212
Stock-based compensation	9,636	8,183
Excess tax benefit from stock-based compensation arrangements	—	(2,593)
Other non-cash (income) expense	300	(112)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	5,913	11,686
Inventories	1,083	(4,961)
Prepaid expenses and other assets	(10,218)	(10,079)
Other assets	938	654
Accounts payable	9,997	(1,314)
Income taxes payable/receivable	(97)	(18,368)
Other current liabilities	8,993	1,479
Other long-term liabilities	48	(91)
Net cash provided by operating activities	70,424	32,746

Cash flows from investing activities:
Purchases of property and equipment	(10,492)	(19,575)
Proceeds from dispositions of property and equipment	94	—
Purchases of available-for-sale securities	(116,887)	(146,499)
Proceeds from sales and maturities of available-for-sale securities	163,405	70,870
Acquisition of businesses, net of cash acquired	(67,289)	—
Net cash used in investing activities	(31,169)	(95,204)

Cash flows from financing activities:
Short-term borrowings	3,199	9,262
Repayments of short-term borrowings	(3,199)	(9,262)
Capital lease repayments	(8)	(7)
Issuance of common stock under employee stock option and purchase plans	12,306	7,720
Cash dividend paid on common stock	(24,040)	—
Repurchase of common stock	—	(20,665)
Net settlement of restricted common stock	(4,046)	(4,431)
Excess tax benefits from stock-based compensation arrangements	—	2,593
Net cash used in financing activities	(15,788)	(14,790)
Effect of exchange rate changes on cash and cash equivalents	2,376	(3,749)
Net increase (decrease) in cash and cash equivalents	25,843	(80,997)
Cash and cash equivalents, beginning of period	67,761	167,061
Cash and cash equivalents, end of period	$93,604	$86,064
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$23	$7
Income taxes	$12,477	$42,787
Cash received during the period for:
Income taxes	$2,054	$10,054

Non-cash investing and financing activities:
Unpaid property and equipment	$1,053	$3,777

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
In February 2013, the FASB issued guidance which requires an entity to disclose information additional information for items reclassified out of accumulated other comprehensive income ("AOCI"). For items reclassified out of AOCI and into net income in their entirety, entities are required to disclose the effect of the reclassification on each affected net income line item. For AOCI reclassification items that are not reclassified in their entirety into net income, a cross reference to other disclosures is required. This information may be provided either in the notes or parenthetically on the face of the statement that reports net income as long as all the information is disclosed in a single location. The guidance is effective for us beginning in the first quarter of fiscal 2014. We are currently evaluating the potential impact, if any, of the adoption of this guidance on our consolidated financial position, results of operations and cash flows.

In March 2013, the FASB issued guidance regarding the treatment of cumulative translation adjustment ("CTA") by a parent company upon derecognition of a subsidiary or group of assets within a foreign entity. The objective is to resolve the diversity in practice regarding the release into net income of such CTA. The guidance is effective for us beginning in the second quarter of fiscal 2014. We are currently evaluating the potential impact, if any, of the adoption of this guidance on our consolidated financial position, results of operations and cash flows.

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

Our preliminary allocation of the purchase price is as follows (in thousands):

Tangible assets	$14,514
Goodwill	24,640
Intangible assets:
Existing technology	21,000
In-process R&D	1,800
Trade name	200
Customer lists	6,500
Backlog	900
Deferred tax liabilities	(9,300)
Liabilities assumed	(8,793)
Total	$51,461

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

In-process research and development (“IPR&D”) consists of two projects that have not yet reached technological feasibility. Acquired IPR&D assets are initially recognized at fair value and are classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. The value assigned to IPR&D was determined by considering the value of the products under development to the overall development plan, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. During the development period, these assets will not be amortized as charges to earnings; instead these assets will be subject to periodic impairment testing. Upon successful completion of the development process for the acquired IPR&D projects, the assets would then be considered finite-lived intangible assets and amortization of the assets will commence. None of the projects have been completed as of March 30, 2013.

We expensed $0.3 million and $0.5 million of acquisition-related costs as selling, general and administrative expenses in our consolidated statements of operations in the three and six months ended March 30, 2013, respectively, and expensed $0.3 million of acquisition-related costs as selling, general and administrative expenses in our consolidated statements of operations in fiscal 2012.

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

Our preliminary allocation of the purchase price is as follows (in thousands):

Tangible assets	$2,510
Goodwill	8,312
Intangible assets:
Existing technology	8,500
In-process R&D	430
Trade name	100
Customer lists	2,800
Deferred tax liabilities	(3,836)
Liabilities assumed	(480)
Total	$18,336

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

IPR&D consists of two projects that have not yet reached technological feasibility. Acquired IPR&D assets are initially recognized at fair value and are classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. The value assigned to IPR&D was determined by considering the value of the products under development to the overall development plan, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. During the development period, these assets will not be amortized as charges to earnings; instead these assets will be subject to periodic impairment testing. Upon successful completion of the development process for the acquired IPR&D projects, the assets would then be considered finite-lived intangible assets and amortization of the assets will commence. The projects have not been completed as of March 30, 2013.

We expensed $0.1 million and $0.2 million of acquisition-related costs as selling, general and administrative expenses in our consolidated statements of operations in the three and six months ended March 30, 2013 and expensed $0.1 million of acquisition-related costs as selling, general and administrative expenses in our consolidated statements of operations in fiscal 2012.

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

4.     FAIR VALUES

We measure our cash equivalents and marketable securities at fair value. The fair values of our financial assets and liabilities are determined using quoted market prices of identical assets or quoted market prices of similar assets from active markets. Level 1 valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 valuations are obtained from quoted market prices in active markets involving similar assets; these instruments, which mature within one year and are issued by counterparties with high credit ratings, include U.S. Treasury and international government obligations, investment-grade corporate bonds, certificates of deposit and commercial paper. Level 3 valuations would be based on unobservable inputs to a valuation model and include our own data about assumptions market participants would use in pricing the asset or liability based on the best information available under the circumstances. As of March 30, 2013 and September 29, 2012, we did not have any assets or liabilities valued based on Level 3 valuations.

Financial assets and liabilities measured at fair value as of March 30, 2013 are summarized below (in thousands):

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Total Fair Value
	(Level 1)	(Level 2)
Money market fund deposits (1)	$12,730	$—	$12,730
Certificates of deposit (1)(6)	—	34,280	34,280
U.S. government obligations (2)(6)	—	109,257	109,257
Corporate notes and obligations (3)(6)	—	7,421	7,421
Commercial paper (3)(6)	—	5,995	5,995
Foreign currency contracts (4)(7)	—	(384)	(384)
Mutual funds — Deferred comp and supplemental plan (5)(8)	12,303	—	12,303
 ___________________________________________________
(1)          Included in cash and cash equivalents on the Condensed Consolidated Balance Sheet. The carrying amounts approximate fair value due to the short-term maturities of the cash equivalents.

(2)	Includes $12,287 recorded in cash and cash equivalents and $96,970 recorded in short-term investments on the Condensed Consolidated Balance Sheet.

(3)	Included in short-term investments on the Condensed Consolidated Balance Sheet.

(4)	Includes $447 recorded in prepaid expenses and other assets and $831 recorded in other current liabilities on the Condensed Consolidated Balance Sheet (see Note 5).

(5)          Includes $1,652 recorded in prepaid expenses and other assets and $10,651 recorded in other assets on the Condensed Consolidated Balance Sheet.

(6)
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

(7)
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

(8)
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

For derivative instruments that are not designated as hedging instruments, gains and losses are recognized in other income (expense).

The outstanding notional contract and fair value amounts of hedge contracts, with maximum maturity of three months, are as follows (in thousands):

	U.S. Notional Contract Value		U.S. Notional Fair Value
	March 30, 2013	September 29, 2012	March 30, 2013	September 29, 2012
Euro currency hedge contracts
Purchase	$40,635	$61,779	$39,845	$62,404

Korean Won currency hedge contracts
Sell	$(18,543)	$(39,039)	$(18,300)	$(39,559)

Other foreign currency hedge contracts
Purchase	$5,860	$—	$5,981	$—
Sell	$(25,323)	$(20,452)	$(25,281)	$(20,578)

The fair value of our derivative instruments are included in prepaid expenses and other assets and in other current liabilities in our Condensed Consolidated Balance Sheets; such amounts were not material as of March 30, 2013 and September 29, 2012.

The amount of non-designated derivative instruments’ gain in the Condensed Consolidated Statements of Operations included in other income (expense) for the three months ended March 30, 2013 and March 31, 2012 is as follows (in thousands):

	Amount of Gain or (Loss) Recognized in Income on Derivatives
	Three Months Ended	Six Months Ended
	March 30, 2013	March 30, 2013
Derivatives not designated as hedging instruments
Foreign exchange contracts	$853	$1,138

	Amount of Gain or (Loss) Recognized in Income on Derivatives
	Three Months Ended	Six Months Ended
	March 31, 2012	March 31, 2012
Derivatives not designated as hedging instruments
Foreign exchange contracts	$(1,571)	$411

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

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	March 30, 2013
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$93,567	$37	$—	$93,604

Short-term investments:
Available-for-sale securities:
Commercial paper	$5,995	$—	$—	$5,995
U.S. Treasury and agency obligations	96,388	585	(3)	96,970
Corporate notes and obligations	7,353	71	(3)	7,421
Total short-term investments	$109,736	$656	$(6)	$110,386

	September 29, 2012
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$67,752	$9	$—	$67,761

Short-term investments:
Available-for-sale securities:
Certificates of deposit	$2,017	$2	$—	$2,019
U.S. Treasury and agency obligations	108,284	666	(2)	108,948
International government obligations	2,004	14	—	2,018
Corporate notes and obligations	41,912	272	(1)	42,183
Commercial paper	2,000	—	—	2,000
Total short-term investments	$156,217	$954	$(3)	$157,168

At March 30, 2013, gross unrealized losses on our investments with unrealized losses that are not deemed to be other-than-temporarily impaired were $6,000 on corporate notes and obligations of $7.4 million and U.S. treasury and agency obligations of $29.1 million.

The amortized cost and estimated fair value of available-for-sale investments in debt securities as of March 30, 2013 and September 29, 2012 classified as short-term investments on our condensed consolidated balance sheet were as follows (in thousands):

	March 30, 2013		September 29, 2012
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Investments in available-for-sale debt securities due in less than one year	$109,736	$110,386	$154,200	$155,149

During the three and six months ended March 30, 2013, we received proceeds totaling $9.1 million and $65.7 million, respectively, from the sale of available-for-sale securities and realized gross gains of less than $0.1 million and $0.1 million, respectively. During the three and six months ended March 31, 2012, we received proceeds totaling $32.7 million and $60.1 million, respectively, from the sale of available-for-sale securities and realized gross gains of less than $0.1 million and $0.1 million, respectively.

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

During the six months ended March 30, 2013, we noted no indications of impairment or triggering events to cause us to review goodwill for potential impairment. We will conduct our annual goodwill testing during the fourth fiscal quarter.

The changes in the carrying amount of goodwill by segment for the period from September 29, 2012 to March 30, 2013 are as follows (in thousands):

	Specialty Lasers and Systems	Commercial Lasers and Components	Total
Balance as of September 29, 2012	$71,326	$6,363	$77,689
Additions (See Note 3)	32,952	—	32,952
Translation adjustments and other	(1,399)	—	(1,399)
Balance as of March 30, 2013	$102,879	$6,363	$109,242

Components of our amortizable intangible assets are as follows (in thousands):

	March 30, 2013			September 29, 2012
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Existing technology	$79,980	$(47,096)	$32,884	$51,346	$(44,457)	$6,889
Customer lists	16,921	(6,321)	10,600	7,849	(5,666)	2,183
Trade name	3,319	(2,979)	340	3,050	(2,749)	301
Non-compete agreement	688	(666)	22	689	(661)	28
Production know-how (1)	—	—	—	910	(838)	72
In-process research & development	2,175	—	2,175	—	—	—
Total	$103,083	$(57,062)	$46,021	$63,844	$(54,371)	$9,473
     (1) For accounting purposes, when an intangible asset is fully amortized, it is removed from the disclosure schedule.
Amortization expense for intangible assets for the six months ended March 30, 2013 and March 31, 2012 was $4.6 million and $3.2 million, respectively, which includes $2.8 million and $2.3 million, respectively, for amortization of existing technology and production know-how.

At March 30, 2013, estimated amortization expense for the remainder of fiscal 2013, the next five succeeding fiscal years and all fiscal years thereafter are as follows (in thousands):

Estimated Amortization Expense
2013 (remainder)	$4,990
2014	9,376
2015	8,892
2016	8,493
2017	7,581
2018	4,346
Thereafter	2,343
Total	$46,021

8.     BALANCE SHEET DETAILS

Inventories consist of the following (in thousands):

	March 30, 2013	September 29, 2012
Purchased parts and assemblies	$49,545	$46,526
Work-in-process	68,564	60,171
Finished goods	48,756	53,416
Total inventories	$166,865	$160,113

Prepaid expenses and other assets consist of the following (in thousands):

	March 30, 2013	September 29, 2012
Prepaid and refundable income taxes	$10,007	$20,634
Other taxes receivable	33,674	25,607
Prepaid expenses and other	15,318	15,489
Total prepaid expenses and other assets	$58,999	$61,730

Other assets consist of the following (in thousands):

	March 30, 2013	September 29, 2012
Assets related to deferred compensation arrangements	$22,149	$21,990
Deferred tax assets	39,954	37,160
Other assets	5,530	4,879
Total other assets	$67,633	$64,029

Other current liabilities consist of the following (in thousands):

	March 30, 2013	September 29, 2012
Accrued payroll and benefits	$28,410	$28,100
Deferred income	16,824	17,465
Reserve for warranty	17,277	17,442
Accrued expenses and other	9,862	10,445
Other taxes payable	28,049	15,457
Customer deposits	3,118	1,830
Total other current liabilities	$103,540	$90,739

There were no restructuring plans or activities in the three and six months ended March 30, 2013. There were no new restructuring charges during fiscal 2012. The closure of our Finland site was completed in the third quarter of fiscal 2011, with the last payments and other reductions completed during fiscal 2012.

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

Components of the reserve for warranty costs during the first six months of fiscal 2013 and 2012 were as follows (in thousands):

	Six Months Ended
	March 30, 2013	March 31, 2012
Beginning balance	$17,442	$16,704
Additions related to current period sales	11,198	14,445
Warranty costs incurred in the current period	(12,991)	(14,319)
Accruals resulting from acquisitions	1,735	—
Adjustments to accruals related to foreign exchange and other	(107)	(18)
Ending balance	$17,277	$16,812

Other long-term liabilities consist of the following (in thousands):

	March 30, 2013	September 29, 2012
Long-term taxes payable	$18,631	$21,281
Deferred compensation	23,254	22,816
Deferred tax liabilities	12,246	726
Deferred income	2,301	2,191
Asset retirement obligations liability	2,120	2,029
Other long-term liabilities	6,111	6,283
Total other long-term liabilities	$64,663	$55,326

9.     SHORT-TERM BORROWINGS

We have several lines of credit which allow us to borrow in the applicable local currency. We have a total of $14.6 million of unsecured foreign lines of credit as of March 30, 2013.  At March 30, 2013, we had used $2.5 million of these available foreign lines of credit as guarantees. These credit facilities were used in Europe and Japan during the second fiscal quarter of 2013.  In addition, our domestic line of credit consists of a $50.0 million unsecured revolving credit account with Union Bank of California. The agreement will expire on May 31, 2014. The line of credit is subject to covenants related to financial ratios and tangible net worth with which we are currently in compliance.  No amounts have been drawn upon our domestic line of credit as of March 30, 2013.

10.  STOCK-BASED COMPENSATION

Fair Value of Stock Compensation

We recognize compensation expense for all share based payment awards based on the fair value of such awards. The expense is recognized on a straight-line basis over the respective requisite service period of the awards.

Determining Fair Value

The fair values of shares purchased under the Employee Stock Purchase Plan (“ESPP”) for the three months ended March 30, 2013 and March 31, 2012, respectively, were estimated using the following weighted-average assumptions:

	Employee Stock Purchase Plan
	Three Months Ended		Six Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Expected life in years	0.5	0.5	0.5	0.5
Expected volatility	34.2%	54.7%	34.5%	52.1%
Risk-free interest rate	0.2%	0.1%	0.2%	0.1%
Expected dividend yield	1.0%	—	1.0%	—
Weighted average fair value per share	$10.30	$14.70	$10.44	$14.81

There were no stock options granted during the three and six months ended March 30, 2013 and March 31, 2012.

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
•The service based restricted stock unit awards are generally subject to annual vesting over two to three years from the date of grant, as determined by the Compensation Committee and Human Resources Committee of our board of directors.
•The automatic annual grants of restricted stock units for non-employee members of our board of directors vest on February 15 of the calendar year following the grant, to the extent each individual is serving on the board on such date. The automatic grants are made on the date of our annual meeting of stockholders.
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

We grant market-based performance restricted stock units to officers and certain employees. The performance stock unit agreements provide for the award of performance stock units with each unit representing the right to receive one share of our common stock to be issued after the applicable award period. The final number of units awarded, if any, for this grant will be determined as of the vesting dates, based upon our total shareholder return over the performance period compared to the Russell 2000 Index and could range from no units to a maximum of twice the initial award.

The weighted average fair value for these performance units was determined using a Monte Carlo simulation model incorporating the following weighted average assumptions:

	Six Months Ended
	March 30, 2013	March 31, 2012
Risk-free interest rate	0.33%	0.39%
Volatility	37.9%	41.8%
Weighted average fair value	$48.48	$71.59

We recognize the estimated cost of these awards, as determined under the simulation model, over the related service period, with no adjustment in future periods based upon the actual shareholder return over the performance period.

Stock-Based Compensation Expense

The following table shows total stock-based compensation expense and related tax benefits included in the condensed consolidated statements of operations for the three and six months ended March 30, 2013 and March 31, 2012 (in thousands):

	Three Months Ended		Six Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Cost of sales	$594	$441	$1,029	$810
Research and development	467	431	943	824
Selling, general and administrative	3,581	3,288	7,664	6,548
Income tax benefit	(1,145)	(1,265)	(2,628)	(2,593)
	$3,497	$2,895	$7,008	$5,589

During the three and six months ended March 30, 2013, $0.6 million and $1.2 million was capitalized into inventory for all stock plans, $0.6 million and $1.0 million was amortized to cost of sales and $0.7 million remained in inventory at March 30, 2013. During the three and six months ended March 31, 2012, $0.4 million and $0.9 million was capitalized into inventory for all stock plans, $0.4 million and $0.8 million was amortized to cost of sales and $0.5 million remained in inventory at March 31, 2012.  Management has made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

At March 30, 2013, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock plans but not yet recognized was approximately $23.3 million, net of estimated forfeitures of $1.1 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 1.3 years and will be adjusted for subsequent changes in estimated forfeitures.

At March 30, 2013, total compensation cost related to options to purchase common shares under the ESPP but not yet vested was approximately $0.1 million, which will be recognized over the six month offering period.

The stock option exercise tax benefits reported in the statement of cash flows results from the excess tax benefits arising from tax deductions in excess of the stock-based compensation cost recognized, determined on a grant-by-grant basis. During the first six months of fiscal 2013 and fiscal 2012, we recorded $0.0 and $2.6 million, respectively, of excess tax benefits as cash flows from financing activities.

Stock Options & Awards Activity

The following is a summary of option activity for our Stock Option Plans (in thousands, except per share amounts and weighted average remaining contractual term in years):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at September 29, 2012	641	$27.86
Granted	—	—
Exercised	(324)	29.03
Forfeitures	—	—
Expirations	—	—
Outstanding at March 30, 2013	317	$26.67	3.8 years	$9,523
Vested and expected to vest at March 30, 2013	317	$26.67	3.8 years	$9,523
Exercisable at March 30, 2013	301	$25.70	3.6 years	$9,331

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the quoted price of our common stock at the end of the reporting period.  There were approximately 0.3 million outstanding options that were in-the-money as of March 30, 2013.  The aggregate intrinsic value of options exercised under the Company’s stock plans for the three and six months ended March 30, 2013 were $6.9 million and $8.1 million, respectively, determined as of the date of option exercise. The aggregate intrinsic value of options exercised under the Company’s stock plans for the three and six months ended March 31, 2012 were $3.1 million and $4.7 million, respectively, determined as of the date of option exercise.

The following table summarizes the activity of our time based and market- performance based restricted stock units for the first six months of fiscal 2013 (in thousands, except per share amounts):

	Time Based Restricted Stock Units		Market-Based Performance Restricted Stock Units
	Number of Shares(1)	Weighted Average Grant Date Fair Value	Number of Shares(2)	Weighted Average Grant Date Fair Value
Nonvested stock at September 29, 2012	440	$47.81	152	$57.55
Granted	263	43.50	97	48.48
Vested	(238)	43.66	(28)	49.50
Forfeited	—	—	(5)	49.23
Nonvested stock at March 30, 2013	465	$47.49	216	$54.73

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

12.       ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (net of tax) at March 30, 2013 and September 29, 2012 is substantially comprised of accumulated translation adjustments of $33.3 million and $40.4 million, respectively.

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

The following table presents information necessary to calculate basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Weighted average shares outstanding —basic	24,085	23,521	23,928	23,491
Dilutive effect of employee stock awards	390	475	420	488
Weighted average shares outstanding—diluted	24,475	23,996	24,348	23,979

Net income	$15,002	$16,155	$29,155	$33,206

Net income per basic share	$0.62	$0.69	$1.22	$1.41
Net income per diluted share	$0.61	$0.67	$1.20	$1.38

A total of zero and 76,877 potentially dilutive securities have been excluded from the diluted share calculation for the three and six months ended March 30, 2013 as their effect was anti-dilutive. A total of 109,833 and 91,322 potentially dilutive securities have been excluded from the diluted share calculation for the three and six months ended March 31, 2012 as their effect was anti-dilutive.

14.  OTHER INCOME (EXPENSE)

Other income (expense) is as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Foreign exchange gain (loss)	$41	$(11)	$(1,728)	$302
Gain on deferred compensation investments, net	983	1,541	1,277	1,488
Other—net	219	358	219	416
Other income (expense), net	$1,243	$1,888	$(232)	$2,206

15.  STOCK REPURCHASES AND DIVIDENDS

On October 4, 2012, the Board of Directors authorized a buyback program whereby we are authorized to repurchase up to $25.0 million of our common stock. The program was authorized for 12 months from the date of authorization. No shares have been purchased under this program as of March 30, 2013.

On December 10, 2012, we announced that the Board of Directors approved a $1.00 per share special cash dividend on our outstanding common stock payable on December 27, 2012 to stockholders of record on December 19, 2012, resulting in a payment of $24.0 million in the first quarter of fiscal 2013.

16.  INCOME TAXES

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to us and our subsidiaries, adjusted for items which are considered discrete to the period. Our estimated effective tax rates for the three and six months ended March 30, 2013 were 17.5% and 21.7%. Our effective tax rates for the three and six months ended March 30, 2013 were lower than the statutory rate of 35% primarily due to permanent differences related to the benefit of income subject to foreign tax rates that are lower than U.S. tax rates including Korea and Singapore tax exemptions, the benefit of foreign tax credits, the benefit of the federal research and development tax credits including renewal of the federal research and development tax credits for fiscal 2012 and the benefit of releasing foreign tax reserves accrued under ASC 740-10 and related interest. These amounts are partially offset by deemed dividend inclusions under the Subpart F tax rules, stock compensation not deductible for tax purposes and limitations on the deductibility of compensation under IRC Section 162(m).

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

As of March 30, 2013, the total amount of gross unrecognized tax benefits was $25.2 million including gross interest and penalties of $1.4 million, of which $16.9 million, if recognized, would affect our effective tax rate. Our total gross unrecognized tax benefits, net of certain deferred tax assets, were classified as other long-term liabilities in the condensed consolidated balance sheets.

Our policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes. As of March 30, 2013, the total amount of gross interest and penalties accrued was $1.4 million, which is classified as other long-term liabilities in the condensed consolidated balance sheets.

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

Management believes that it has adequately provided for any adjustments that may result from tax examinations. The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that certain federal, foreign and state tax matters may be concluded in the next 12 months. Although the timing of the resolution and/or closure of audits is highly uncertain, it is reasonably possible that the balance of net unrecognized tax benefits including interest and penalties at March 30, 2013 could be reduced by approximately $0.2 million to $2.4 million in the next 12 months.

The American Taxpayer Relief Act of 2012 (“the Act”), was enacted on January 2, 2013.  Under the Act, the federal research and development tax credit was retroactively extended for amounts paid or incurred after December 31, 2011 through December 31, 2013. The effects of the change in the tax law are recognized in our second quarter of fiscal 2013, which is the quarter that the law was enacted.  Accordingly, prior year research and development tax credits of approximately $1.4 million less appropriate reserves are recognized in the second quarter of fiscal 2013.
On March 26, 2013, Coherent Korea received final approval for a High-Tech tax exemption from the Korea authorities. The High-Tech tax exemption is effective retroactively to the beginning of fiscal 2013. Coherent Singapore had previously received a Pioneer Status tax exemption from the Singapore authorities effective in fiscal 2012.

Deferred Income Taxes

As of March 30, 2013, our condensed consolidated balance sheet included net deferred tax assets, before valuation allowance, of approximately $57.9 million, which consists of tax credits carryovers, accruals and reserves, competent authority offset to transfer pricing tax reserves, employee stock-based compensation expenses and certain other liabilities. Management periodically evaluates the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is solely dependent on our ability to generate sufficient future taxable income in the applicable jurisdictions during periods prior to the expiration of tax statutes to fully utilize these assets.  After evaluating all available evidence, we have determined that it is “more likely than not” that a portion of the deferred tax assets would not be realized and we have a total valuation allowance of $9.1 million as of March 30, 2013.

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

The following table provides net sales and income (loss) from operations for our operating segments (in thousands):

	Three Months Ended		Six Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Net sales:
Specialty Laser Systems	$142,682	$138,315	$274,142	$273,931
Commercial Lasers and Components	57,376	54,969	109,118	110,120
Total net sales	$200,058	$193,284	$383,260	$384,051

Income (loss) from operations:
Specialty Laser Systems	$26,585	$30,069	$56,919	$61,099
Commercial Lasers and Components	1,448	1,150	3,272	5,170
Corporate and other	(11,136)	(10,882)	(22,796)	(20,619)
Total income from operations	$16,897	$20,337	$37,395	$45,650

Major Customers

We had one customer during the three and six months ended March 30, 2013 who accounted for 13.1% and 11.7% respectively, of consolidated revenue; the customer purchased primarily from our SLS segment. There was one customer who accounted for 12.4% of consolidated revenue for the three months ended March 31, 2012, and one customer who accounted for 11.2% of consolidated revenue for the six months ended March 31, 2012; both customers purchased primarily from our SLS segment.

We had two customers who accounted for 13.3% and 10.7%, respectively, of accounts receivable at March 30, 2013. There were two customers who accounted for 14.9% and 14.8%, respectively, of accounts receivable at September 29, 2012.

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

	Three Months Ended
	March 30, 2013	March 31, 2012	Change	% Change
	(Dollars in thousands)

Bookings	$201,825	$183,137	$18,688	10.2%
Book-to-bill ratio	1.01	0.95	0.06	6.3%
Net sales—Specialty Lasers and Systems	$142,682	$138,315	$4,367	3.2%
Net sales—Commercial Lasers and Components	$57,376	$54,969	$2,407	4.4%
Gross profit as a percentage of net sales— Specialty Lasers and Systems	39.9%	42.3%	(2.4)%	(5.7)%
Gross profit as a percentage of net sales—Commercial Lasers and Components	34.8%	35.4%	(0.6)%	(1.7)%
Research and development as a percentage of net sales	10.1%	10.5%	(0.4)%	(3.8)%
Income before income taxes	$18,192	$22,249	$(4,057)	(18.2)%
Net cash provided by operating activities	$23,101	$16,611	$6,490	39.1%
Days sales outstanding in receivables	60.5	58.9	1.6	2.7%
Annualized second quarter inventory turns	3.0	2.9	0.1	3.4%
Capital spending as a percentage of net sales	3.3%	5.9%	(2.6)%	(44.1)%
Net income as a percentage of net sales	7.5%	8.4%	(0.9)%	(10.7)%
Adjusted EBITDA as a percentage of net sales	17.0%	17.3%	(0.3)%	(1.7)%

	Six Months Ended
	March 30, 2013	March 31, 2012	Change	% Change
	(Dollars in thousands)

Bookings	$377,798	$384,985	$(7,187)	(1.9)%
Book-to-bill ratio	0.99	1.00	(0.01)	(1.0)%
Net sales—Specialty Lasers and Systems	$274,142	$273,931	$211	0.1%
Net sales—Commercial Lasers and Components	$109,118	$110,120	$(1,002)	(0.9)%
Gross profit as a percentage of net sales— Specialty Lasers and Systems	42.3%	43.1%	(0.8)%	(1.9)%
Gross profit as a percentage of net sales—Commercial Lasers and Components	36.0%	37.2%	(1.2)%	(3.2)%
Research and development as a percentage of net sales	10.3%	10.2%	0.1%	1.0%
Income before income taxes	$37,253	$48,080	$(10,827)	(22.5)%
Net cash provided by operating activities	$70,424	$32,746	$37,678	115.1%
Capital spending as a percentage of net sales	2.7%	5.1%	(2.4)%	(47.1)%
Net income as a percentage of net sales	7.6%	8.6%	(1.0)%	(11.6)%
Adjusted EBITDA as a percentage of net sales	17.5%	18.3%	(0.8)%	(4.4)%

Definitions and analysis of these performance indicators are as follows:

Bookings and Book-to-Bill Ratio

Bookings represent orders received during the current period for products and services to be provided pursuant to service contracts. While we generally have not experienced a significant rate of cancellation, bookings are generally cancelable by our customers without substantial penalty and, therefore, we cannot assure all bookings will be converted to net sales.

The book-to-bill ratio is calculated as bookings for the period divided by net sales for the period.  This is an indication of the strength of our business but can sometimes be impacted by a single large order. A ratio of greater than 1.0 indicates that demand for our products is greater than what we supply in the period.

Bookings, including an increase of $7.5 million due to the acquisition of Lumera at the end of the first quarter of fiscal 2013, increased 10.2% in the second quarter of fiscal 2013 compared to the same quarter one year ago, with increases in the OEM components and instrumentation and materials processing markets partially offset by decreases in the microelectronics and scientific and government programs markets. Compared to the first quarter of fiscal 2013, bookings increased 14.7% with increases in the OEM components and instrumentation, microelectronics and materials processing markets partially offset by decreases in the scientific and government programs markets. The book-to-bill ratio was 1.01 in the second quarter of fiscal 2013.

Microelectronics

Microelectronics bookings decreased 1% compared to the same quarter one year ago but increased 15% from bookings in the first quarter of fiscal 2013. The book-to-bill ratio for the second quarter of fiscal 2013 was 0.91.

Flat panel display orders in the second quarter of fiscal 2013 increased 20% from orders in the first quarter of fiscal 2013 and included new annealing tools for Chinese display manufacturers, the first order for our UVBlade™ laser liftoff (LLO) light source and ultrafast lasers used for strengthened glass cutting. The market remains strong for liquid crystal display (LCD) and active-matrix organic light emitting diode (AMOLED) production from integrators for flat panel display manufacturers in Japan, Korea and China and we expect follow-on orders and continued fluctuations in order volumes on a quarterly basis.

Orders in the advanced packaging (API) market increased 4% from orders in the first quarter of fiscal 2013 with higher shipments of high density interconnect (HDI) boards for mobile devices and high-end integrated circuit (IC) substrates. We expect continued adoption of lasers for processes in the back end as printed circuit board (PCB) designs thin, feature sizes get smaller, I/O density increases and 3D packaging technology gains wider adoption. While a positive development, we believe a broader API segment recovery is still a second half, calendar 2013 event. Products and technologies from Innolight and Lumera will play important roles in advanced packaging applications.

Orders from semiconductor capital equipment OEMs increased 17% from the first quarter of fiscal 2013 led by investments in advanced node capacity and healthy R&D spending. The outlook for the balance of 2013 is improving and industry reports point to strong growth in equipment spending in fiscal 2014.

Materials Processing

Materials processing orders increased 16% compared to the same quarter one year ago and increased 30% from the first quarter of fiscal 2013. The book-to-bill ratio for the second quarter of fiscal 2013 was 1.20.

Much of the growth came from high power applications. We received our first volume OEM order for the Highlight™ 1000FL fiber laser to be used in flatbed metal cutting and we had strong bookings for the Highlight D-Series direct diode system from additive manufacturing applications as well as solid demand for our Diamond™ 1000 CO2 laser for cutting, drilling and converting organics. We expect to make beta shipments of our first fiber laser equipped Meta™ tool and a Highlight 3000FL fiber laser, both for metal cutting, in the second half of the fiscal year.

OEM Components and Instrumentation

OEM Components and Instrumentation orders increased 52% compared to the same quarter one year ago and increased 41% from the first quarter of fiscal 2013 driven largely by medical applications. The book-to-bill ratio for the second quarter of fiscal 2013 was 1.17.

We received record orders from medical OEM accounts, with higher demand from refractive surgery (i.e., LASIK) and cataract treatment applications. The outlook in this market is strong, with customers signaling increased demand. We have also broadened our opportunity through recent acquisitions as Lumera gives us immediate entry into the fast evolving cataract market. The combination of an Innolight product with some of our optical expertise creates a new, low-cost platform for microkeratome work, which has the potential to displace much more complex and costly competitive offerings.

Bookings for the instrumentation market decreased slightly sequentially, but increased 33% compared to the second quarter of fiscal 2012. Orders are strong, particularly from OEMs, despite the downward drag created by sequestration, which affects the research side of the instrumentation business.

Scientific and Government Programs

Scientific and government programs orders decreased 3% compared to the same quarter one year ago and decreased 21% from the first quarter of fiscal 2013. The book-to-bill for the second quarter of fiscal 2013 was 0.95.

The decrease from the first quarter of fiscal 2013 was due to seasonal effects in Europe and Japan where orders in the last quarter of the calendar year are typically strong and conservatism and/or delayed funding in the U.S. The impact of sequestration on U.S. funding levels is uncertain, but we believe it will cause some reduction in budgets for the full fiscal year and a corresponding reduction in the number of research grants. We expect that spending in the life sciences area will continue to outpace investments in the physical sciences, as seen for example, in the human brain studies announced in both the U.S. and Europe. The outlook for the European research market remains flat to slightly down for the balance of our fiscal year with similar application trends (i.e., life vs. physical sciences) as seen in the U.S. Asia represents the greatest opportunity for upside for the research market, with China, Korea and India expected to increase their research investments and the Japanese government announced a supplemental budget that we expect will increase orders over the next two quarters.

Net Sales

Net sales include sales of lasers, laser tools, related accessories and service contracts. Net sales for the second fiscal quarter increased 3.2% in our SLS segment and increased 4.4% in our CLC segment from the same quarter one year ago. Net sales for the first six months increased 0.1% in our SLS segment and decreased 0.9% in our CLC segment from the same period one year ago. For a description of the reasons for changes in net sales refer to the “Results of Operations” section of this quarterly report.

Gross Profit as a Percentage of Net Sales

Gross profit as a percentage of net sales (“gross profit percentage”) is calculated as gross profit for the period divided by net sales for the period.  Gross profit percentage in the second quarter decreased from 42.3% to 39.9% in our SLS segment and decreased from 35.4% to 34.8% in our CLC segment from the same quarter one year ago. Gross profit percentage in the first six months decreased from 43.1% to 42.3% in our SLS segment and decreased from 37.2% to 36.0% in our CLC segment from the same period one year ago. For a description of the reasons for changes in gross profit refer to the “Results of Operations” section of this quarterly report.

Research and Development as a Percentage of Net Sales

Research and development as a percentage of net sales (“R&D percentage”) is calculated as research and development expense for the period divided by net sales for the period.  Management considers R&D percentage to be an important indicator in managing our business as investing in new technologies is a key to future growth.  R&D percentage decreased to 10.1% from 10.5% in our second fiscal quarter and increased to 10.3% from 10.2% for the first six months of fiscal 2013 compared to the same periods one year ago.  For a description of the reasons for changes in R&D spending refer to the “Results of Operations” section of this quarterly report.

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

Days Sales Outstanding in Receivables

We calculate days sales outstanding (“DSO”) in receivables as net receivables at the end of the period divided by net sales during the period and then multiplied by the number of days in the period, using 90 days for quarters.  DSO in receivables indicates how well we are managing our collection of receivables, with lower DSO in receivables resulting in higher working capital availability.  The more money we have tied up in receivables, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business.  Our DSO in receivables for the second quarter of fiscal 2013 increased 1.6 days from the same quarter one year ago primarily due to a higher concentration of sales later in the quarter partially offset by the impact of foreign exchange rates, improved collections in Europe and a lower concentration of sales in Japan where DSO is typically longer.

Annualized Inventory Turns

We calculate annualized inventory turns as the cost of sales during the quarter annualized and divided by net inventories at the end of the period. This indicates how well we are managing our inventory levels, with higher inventory turns resulting in more working capital availability and a higher return on our investments in inventory. The more money we have tied up in inventory, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business. Our annualized inventory turns for the second quarter of fiscal 2013 increased slightly by 0.1 turns from the same quarter one year ago primarily due to the impact of foreign exchange rates.

Capital Spending as a Percentage of Net Sales

Capital spending as a percentage of net sales (“capital spending percentage”) is calculated as capital expenditures for the period divided by net sales for the period.  Capital spending percentage indicates the extent to which we are expanding or improving our operations, including investments in technology and equipment.  Management monitors capital spending levels as this assists management in measuring our cash flows, net of capital expenditures. Our capital spending percentage decreased to 3.3% from 5.9% for the second quarter and to 2.7% from 5.1% for the first six months of fiscal 2013 compared to the same periods one year ago primarily due to building improvements and purchases of production-related assets to support our expansion in Asia and Germany in fiscal 2012.

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
Below is the reconciliation of our net income as a percentage of net sales to our adjusted EBITDA as a percentage of net sales:

	Three Months Ended		Six Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Net income as a percentage of net sales	7.5%	8.4%	7.6%	8.6%
Income tax expense	1.6%	3.1%	2.1%	3.9%
Interest and other income (expense), net	(0.1)%	(0.1)%	0.5%	(0.2)%
Depreciation and amortization	5.1%	3.8%	4.5%	3.9%
Inventory step up	0.6%	—%	0.3%	—%
Stock based compensation	2.3%	2.1%	2.5%	2.1%
Adjusted EBITDA as a percentage of net sales	17.0%	17.3%	17.5%	18.3%

SIGNIFICANT EVENTS

On October 30, 2012, we acquired all of the outstanding shares of Innolight for approximately $18.3 million, excluding transaction costs. Innolight provides a core technology building block for an emerging class of commercial, sub-nanosecond lasers for microelectronics manufacturing and its semiconductor-based architecture delivers pulsed output that can be amplified by conventional or fiber amplifiers to ultimately deliver infrared, green or ultraviolet light capable of processing a range of materials.

On December 20, 2012, we acquired all of the outstanding shares of Lumera for approximately $51.5 million, excluding transaction costs. Lumera manufactures ultrafast solid state lasers for microelectronics, OEM medical and materials processing applications.

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

RESULTS OF OPERATIONS

CONSOLIDATED SUMMARY

The following table sets forth, for the periods indicated, the percentage of total net sales represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.8%	59.8%	59.8%	58.9%
Gross profit	38.2%	40.2%	40.2%	41.1%
Operating expenses:
Research and development	10.1%	10.5%	10.3%	10.2%
Selling, general and administrative	18.7%	18.3%	19.4%	18.2%
Amortization of intangible assets	0.9%	0.9%	0.7%	0.8%
Total operating expenses	29.7%	29.7%	30.4%	29.2%
Income from operations	8.5%	10.5%	9.8%	11.9%
Other income (net)	0.6%	1.0%	(0.1)%	0.6%
Income before income taxes	9.1%	11.5%	9.7%	12.5%
Provision for income taxes	1.6%	3.1%	2.1%	3.9%
Net income	7.5%	8.4%	7.6%	8.6%

Net income for the second quarter of fiscal 2013 was $15.0 million ($0.61 per diluted share) including $3.5 million of after-tax stock-related compensation expense, $2.8 million amortization of intangible assets, $0.8 million of purchase accounting adjustments related to inventory step up and a benefit of $1.4 million related to the renewal of the federal research and development tax credits for fiscal 2012. Net income for the second quarter of fiscal 2012 was $16.2 million ($0.67 per diluted share) including $2.9 million of after-tax stock-related compensation expense, $1.2 million amortization of intangible assets and a $1.6 million net release of tax reserves and related interest as a result of the closure of certain open state tax years. Net income for the first six months of fiscal 2013 was $29.2 million ($1.20 per diluted share) including $7.0 million of after-tax stock-related compensation expense, $3.6 million amortization of intangible assets, $0.9 million of purchase accounting adjustments related to inventory step up and a benefit of $1.4 million related to the renewal of the federal research and development tax credits for fiscal 2012. Net income for the first six months of fiscal 2012 was $33.2 million ($1.38 per diluted share) including $5.6 million of after-tax stock-related compensation expense, $2.2 million amortization of intangible assets and a $1.6 million net release of tax reserves and related interest as a result of the closure of open state tax years.

NET SALES

Market Application

The following tables set forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by market application (dollars in thousands):

	Three Months Ended
	March 30, 2013		March 31, 2012
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Microelectronics	$100,022	50.0%	$91,276	47.2%
OEM components and instrumentation	40,482	20.3%	37,868	19.6%
Materials processing	29,068	14.5%	26,478	13.7%
Scientific and government programs	30,486	15.2%	37,662	19.5%
Total	$200,058	100.0%	$193,284	100.0%

	Six Months Ended
	March 30, 2013		March 31, 2012
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Microelectronics	$189,052	49.3%	$184,168	48.0%
OEM components and instrumentation	76,772	20.0%	73,808	19.2%
Materials processing	55,587	14.5%	49,857	13.0%
Scientific and government programs	61,849	16.2%	76,218	19.8%
Total	$383,260	100.0%	$384,051	100.0%

 Quarterly

Net sales for the second quarter of fiscal 2013 increased by $6.8 million, or 4%, including a decrease of $3.4 million due to the impact of foreign currency exchange rates, compared to the second quarter of fiscal 2012.  Sales increased $8.8 million due to the acquisition of Lumera at the end of the first quarter of fiscal 2013. Sales increases in the microelectronics, OEM components and instrumentation and materials processing markets were partially offset by decreases in the scientific and government programs market.

The increase in the microelectronics market of $8.7 million, or 10%, was due to higher shipments for flat panel display applications partially offset by lower sales in solar, micro materials processing and semiconductor applications. The increase in the OEM components and instrumentation market of $2.6 million, or 7%, was due primarily to higher shipments for medical (including the acquisition of Lumera at the end of the first quarter of fiscal 2013) and bio-instrumentation applications partially offset by lower shipments for military applications. Sales in the materials processing market increased $2.6 million, or 10%, primarily due to the acquisition of Lumera at the end of the first quarter of fiscal 2013. Sales in the scientific and government programs market decreased $7.2 million, or 19%, primarily due to lower demand for advanced research applications used by university and government research groups partly due to lower U.S. and global stimulus funding, budget cuts from government agencies and seasonal impacts in Japan and Europe. We expect that these lower funding levels will continue as government policy.

Year-to-date

Net sales for the first six months of fiscal 2013 decreased by $0.8 million, or 0%, including a decrease of $5.6 million due to the impact of foreign currency exchange rates, compared to the first six months of fiscal 2012. The decrease is net of an increase of $10.6 million due to the acquisitions of Lumera at the end of the first quarter of fiscal 2013 and Innolight during the first quarter of fiscal 2013.

Sales decreases in the scientific and government programs markets were partially offset by increases in the materials processing, microelectronics and OEM components and instrumentation markets. Sales in the scientific and government programs market decreased $14.4 million, or 19%, primarily due to lower demand for advanced research applications used by university and government research groups partly due to lower U.S. and global stimulus funding and budget cuts from government agencies. Sales in the material processing market increased $5.7 million, or 11%, primarily due to the acquisition of Lumera at the end of the first quarter of fiscal 2013 and higher shipments for marking and cutting applications. The increase in the microelectronics market of $4.9 million, or 3%, was primarily due to higher sales in flat panel display applications partially offset by lower shipments for advanced packaging, solar and micro materials processing applications. The increase in the OEM components and instrumentation market of $3.0 million, or 4%, was due primarily to higher shipments for bio-instrumentation, military and medical (including the acquisition of Lumera at the end of the first quarter of fiscal 2013) applications partially offset by lower shipments for graphic arts and display applications.

Backlog represents orders which we expect to be shipped within 12 months. Orders used to compute backlog are generally cancelable and subject to rescheduling by our customers without substantial penalties. Historically, we have not experienced a significant rate of cancellation or rescheduling outside the 12 month period, though we cannot guarantee that the rate of cancellations or rescheduling will not increase in the future. We continue to have a sizable backlog of orders, $333.0 million at March 30, 2013, including a significant concentration in the flat panel display market (37%).

The timing for shipments of our higher average selling price excimer products in the flat panel display market have historically and are in the future expected to fluctuate from quarter-to-quarter due to customer scheduling, our ability to manufacture these products and/or availability of supplies.  As a result, the timing to convert orders for these products to revenue will likely fluctuate from quarter-to-quarter.

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

The following tables set forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by segment (dollars in thousands):

	Three Months Ended
	March 30, 2013		March 31, 2012
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Specialty Lasers and Systems (SLS)	$142,682	71.3%	$138,315	71.6%
Commercial Lasers and Components (CLC)	57,376	28.7%	54,969	28.4%
Total	$200,058	100.0%	$193,284	100.0%

	Six Months Ended
	March 30, 2013		March 31, 2012
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Specialty Lasers and Systems (SLS)	$274,142	71.5%	$273,931	71.3%
Commercial Lasers and Components (CLC)	109,118	28.5%	110,120	28.7%
Total	$383,260	100.0%	$384,051	100.0%

Quarterly

Net sales for the second quarter of fiscal 2013 increased by $6.8 million, or 4%, compared to the second quarter of fiscal 2012, with increases of $4.4 million, or 3%, in our SLS segment and increases of $2.4 million, or 4%, in our CLC segment.

The increase in our SLS segment sales was due to an increase of $8.8 million from the acquisition of Lumera at the end of the first quarter of fiscal 2013. By market application, including Lumera, the increase was primarily due to higher revenue for flat panel display, materials processing, medical and bio-instrumentation applications partially offset by lower shipments for scientific and government programs. The increase in our CLC segment sales was primarily due to higher advanced packaging application sales.

Year-to-date

Net sales for the first six months of fiscal 2013 decreased by $0.8 million, or 0%, compared to the first six months of fiscal 2012, with decreases of $1.0 million, or 1%, in our CLC segment partially offset by increases of $0.2 million, or 0%, in our SLS segment.

The decrease in our CLC segment sales was primarily due to lower certain flat panel display application sales as well as lower advanced packaging and scientific and government programs application sales. The increase in our SLS segment sales, including an increase of $10.6 million due to the acquisitions of Lumera at the end of the first quarter of fiscal 2013 and Innolight during the first quarter of fiscal 2013, was primarily due to higher revenue for flat panel display and materials processing applications partially offset by lower shipments for scientific and government programs, solar, advanced packaging and micro materials processing applications.

GROSS PROFIT

Consolidated

Our gross profit rate decreased to 38.2% in the second quarter of fiscal 2013 from 40.2% and decreased to 40.2% from 41.1% in the first six months of fiscal 2013 compared to the same periods one year ago.

The second quarter decrease in the gross profit rate was primarily due to unfavorable product margins (2.2%) resulting from higher than expected manufacturing costs due to longer cycle times related to the production of our complex flat panel annealing systems, unfavorable product mix in the microelectronics market and the unfavorable impact of foreign exchange rates, higher intangibles amortization (0.7%) due to the acquisitions of Lumera at the end of the first quarter of fiscal 2013 and Innolight in the first quarter of fiscal 2013, higher other costs (0.3%) primarily due to inventory step up amortization from the acquisition of Lumera and higher stock-related compensation expense (0.1%) partially offset by lower warranty costs (1.3%) due to lower warranty events.

The 0.9% decrease in the gross profit rate during the first six months of fiscal 2013 was primarily due to unfavorable product margins (0.7%) resulting from lower volumes in several business units partially offset by the impact of favorable product mix in the microelectronics market net of higher than expected manufacturing costs due to longer cycle times related to the production of our complex flat panel annealing systems, higher intangibles amortization (0.5%) due to the acquisitions of Lumera at the end of the first quarter of fiscal 2013 and Innolight in the first quarter of fiscal 2013 and higher other costs (0.4%) primarily due to inventory step up amortization from the acquisition of Lumera. The unfavorable product margin was partially offset by lower warranty costs (0.7%) due to lower warranty events in the microelectronics and scientific markets.

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

Specialty Lasers and Systems

The gross profit rate in our SLS segment decreased to 39.9% in the second quarter of fiscal 2013 from 42.3% and decreased to 42.3% from 43.1% in the first six months of fiscal 2013 compared to the same periods one year ago.

The 2.4% second quarter decrease in the gross profit rate was primarily due to unfavorable product costs (2.5%) resulting from unfavorable product mix in the microelectronics market, higher than expected manufacturing costs due to longer cycle times related to the production of our complex flat panel annealing systems, the unfavorable impact of foreign exchange rates and the impact of lower volumes in several business units; higher intangibles amortization (1.0%) due to the acquisitions of Lumera at the end of the first quarter of fiscal 2013 and Innolight in the first quarter of fiscal 2013; and higher other costs (0.4%) primarily due to inventory step up amortization from the acquisition of Lumera. The favorable product costs were partially offset by lower warranty costs (1.5%) due to fewer warranty events.

The 0.8% decrease in the gross profit rate during the first six months of fiscal 2013 was primarily due to higher other costs (0.6%) due to inventory step up amortization from the acquisition of Lumera and higher inventory provisions, higher intangibles amortization (0.6%) due to the acquisitions of Lumera at the end of the first quarter of fiscal 2013 and Innolight in the first quarter of fiscal 2013 partially offset by lower warranty costs (0.5%) due to fewer warranty events. For the first six months of fiscal 2013, product costs were flat as a percentage of revenue, with favorable mix offset by higher than expected manufacturing costs due to longer cycle times related to the production of our complex flat panel annealing systems.

Commercial Lasers and Components

The gross profit rate in our CLC segment decreased to 34.8% in the second quarter of fiscal 2013 from 35.4% and decreased to 36.0% from 37.2% in the first six months of fiscal 2013 compared to the same periods one year ago.

The 0.6% second quarter decrease in the gross profit rate was primarily due to unfavorable product costs (1.4%) resulting from higher product costs in the advanced packaging and component markets and higher intangibles amortization (0.1%) partially offset by lower warranty costs due to fewer warranty events (0.9%).

The 1.2% decrease in the gross profit rate during the first six months of fiscal 2013 was primarily due to unfavorable product costs (2.4%) resulting from higher product costs in the advanced packaging and component markets and higher intangibles amortization (0.1%) partially offset by lower warranty costs due to fewer warranty events (1.1%) and lower other costs (0.2%).

OPERATING EXPENSES:

	Three Months Ended
	March 30, 2013		March 31, 2012
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$20,146	10.1%	$20,323	10.5%
Selling, general and administrative	37,346	18.7%	35,377	18.3%
Amortization of intangible assets	1,942	0.9%	1,611	0.9%
Total operating expenses	$59,434	29.7%	$57,311	29.7%

	Six Months Ended
	March 30, 2013		March 31, 2012
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$39,447	10.3%	$39,102	10.2%
Selling, general and administrative	74,328	19.4%	70,008	18.2%
Amortization of intangible assets	2,796	0.7%	3,247	0.8%
Total operating expenses	$116,571	30.4%	$112,357	29.2%

Research and development

Quarterly

Research and development (“R&D”) expenses decreased $0.2 million, or 1%, during the second fiscal quarter ended March 30, 2013 compared to the same quarter one year ago.  The decrease was primarily due to lower other spending on projects and headcount ($0.9 million) and higher net reimbursements from customers for development projects ($0.2 million) partially offset by the acquisitions of Lumera at the end of the first quarter of fiscal 2013 and Innolight in the first quarter of fiscal 2013 ($0.9 million).

On a segment basis as compared to the prior year period, SLS research and development spending decreased $0.3 million primarily due to lower other spending on projects and headcount and higher net reimbursements from customers for development projects partially offset by the acquisitions of Lumera and Innolight. CLC spending increased $0.2 million due to higher project spending. Corporate and other spending decreased $0.1 million.

Year-to-date

R&D expenses increased $0.3 million, or 0.9%, during the six months ended March 30, 2013 compared to the same period one year ago. The increase for the first six months was primarily due to the acquisitions of Lumera at the end of the first quarter of fiscal 2013 and Innolight in the first quarter of fiscal 2013 ($1.2 million) partially offset by $0.5 million lower other spending on projects net of reimbursements from customers and stock-related compensation expense as well as the impact of foreign exchange rates ($0.4 million).

On a segment basis for the first six months of fiscal 2013 as compared to the prior year period, SLS research and development spending increased $0.2 million primarily due to the acquisitions of Lumera and Innolight partially offset by lower project spending and the impact of foreign exchange rates. CLC project spending increased $0.2 million primarily due to higher payroll and other spending on projects. Corporate and other spending decreased $0.1 million.

Selling, general and administrative

Quarterly

Selling, general and administrative (“SG&A”) expenses increased $2.0 million or 6%, during the second fiscal quarter ended March 30, 2013 compared to the same quarter one year ago.  The increase was primarily due to the acquisitions of Lumera at the end of the first quarter of fiscal 2013 and Innolight in the first quarter of fiscal 2013 ($0.9 million), $0.7 million higher payroll spending due to higher headcount and increased salaries and $0.4 million higher consulting and legal costs related to acquisitions.

On a segment basis as compared to the prior year period, SLS segment expenses increased $1.5 million primarily due to the acquisitions of Lumera and Innolight, higher payroll spending and higher other variable spending. CLC spending increased $0.3 million primarily due to higher payroll spending.   Spending for Corporate and other increased $0.2 million.

Year-to-date

SG&A expenses increased $4.3 million, or 6.2%, during the six months ended March 30, 2013 compared to the same period one year ago. The increase for the first six months was primarily due to $2.3 million higher payroll spending due to higher headcount and increased salaries, the acquisitions of Lumera at the end of the first quarter of fiscal 2013 and Innolight in the first quarter of fiscal 2013 ($1.0 million), $1.0 million higher stock-related compensation expense and increased spending on legal and consulting related to acquisitions ($0.9 million) partially offset by the impact of foreign exchange rates ($0.7 million) and $0.2 million lower other variable net spending.

On a segment basis for the first six months of fiscal 2013 as compared to the prior year period, SLS segment expenses increased $1.8 million primarily due to higher payroll spending and the acquisitions of Lumera and Innolight partially offset by the impact of foreign exchange rates. CLC spending increased $0.6 million primarily due to higher payroll spending. Spending for Corporate and other increased $1.9 million primarily due to higher stock-related compensation expense and higher legal and consulting related to acquisitions.

Amortization of intangible assets

Amortization of intangible assets increased $0.3 million in the three months ended March 30, 2013 and decreased $0.5 million during the six months ended March 30, 2013 compared to the same periods last year. The second quarter increase was primarily due to the acquisitions of Lumera at the end of the first quarter of fiscal 2013 and Innolight in the first quarter of fiscal 2013 partially offset by the completion of amortization of certain intangibles from prior acquisitions. The decrease for the first six months of fiscal 2013 was primarily due to the completion of amortization of certain intangibles from prior acquisitions partially offset by the acquisitions of Lumera and Innolight.

OTHER INCOME (EXPENSE) — NET

Other income, net of other expense, decreased $0.6 million and $2.6 million during the three and six months ended March 30, 2013 compared to the same periods one year ago. The quarterly decrease was primarily due to lower gains, net of expenses, on our deferred compensation plan assets. The decrease for the first six months of fiscal 2013 was primarily due to higher net foreign exchange losses ($2.0 million) due to the significant movement in the Japanese Yen in the last few weeks of the first quarter of fiscal 2013 and lower gains, net of expenses, on our deferred compensation plan assets.

INCOME TAXES

The effective tax rate for the second quarter of fiscal 2013 of 17.5% and the effective tax rate of 21.7% for the six months ended March 30, 2013 were lower than the statutory rate of 35% primarily due to permanent differences related to the benefit of income subject to foreign tax rates that are lower than U.S. tax rates including Korea and Singapore tax exemptions, the benefit of foreign tax credits, the benefit of the federal research and development tax credits including renewal of the federal research and development tax credits for fiscal 2012 and the benefit of releasing foreign tax reserves accrued under ASC 740-10 and related interest. These amounts are partially offset by deemed dividend inclusions under the Subpart F tax rules, stock compensation not deductible for tax purposes and limitations on the deductibility of compensation under IRC Section 162(m).

The effective tax rate for the second quarter of fiscal 2012 of 27.4% and the effective tax rate of 30.9% for the six months ended March 31, 2012 were lower than the statutory rate of 35% primarily due to permanent differences related to the benefit of foreign tax credits, the benefit of income subject to foreign tax rates that are lower than U.S. tax rates, the benefit of releasing state tax reserves accrued under ASC 740-10 and related interest, the benefit of federal and California research and development tax credits, the benefit of a domestic production activities deduction and the benefit from the unrealized gain on life insurance policy investments related to our deferred compensation plans. These amounts are partially offset by deemed dividend inclusions under the Subpart F tax rules, a valuation allowance related to the release of state tax reserves accrued under ASC 740-10 for California research and development tax credits, state income taxes, limitations on the utilization of certain foreign losses, stock compensation not deductible for tax purposes and limitations on the deductibility of compensation under IRC Section 162(m).

DEFERRED INCOME TAXES

As of March 30, 2013, our condensed consolidated balance sheet included net deferred tax assets, before valuation allowance, of approximately $57.9 million, which consists of tax credit carryovers, accruals and reserves, competent authority offset to transfer pricing tax reserves, employee stock-based compensation expenses, and certain other liabilities. Management periodically evaluates the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is solely dependent on our ability to generate sufficient future taxable income in the applicable jurisdictions during periods prior to the expiration of tax statutes to fully utilize these assets.  After evaluating all available evidence, we have determined that it is “more likely than not” that a portion of the deferred tax assets would not be realized and we have a total valuation allowance of $9.1 million as of March 30, 2013. We intend to maintain the valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

At March 30, 2013, we had assets classified as cash and cash equivalents, as well as time deposits and fixed income securities classified as short-term investments, in an aggregate amount of $204.0 million, compared to $224.9 million at September 29, 2012. At March 30, 2013, approximately $127.4 million of this cash and securities was held in certain of our foreign subsidiaries, $59.5 million of which was denominated in currencies other than the U.S. dollar. We currently have approximately $122.5 million of the cash, including investments in U.S. Treasury securities, held by our foreign subsidiaries where we intend to permanently reinvest our accumulated earnings in these entities and our current plans do not demonstrate a need for these funds to support our domestic operations. If, however, a portion of these funds were needed for and distributed to our operations in the United States, we would be subject to additional U.S. income taxes and foreign withholding taxes. The amount of the taxes due would depend on the amount and manner of repatriation, as well as the location from where the funds are repatriated. We actively monitor the third-party depository institutions that hold these assets, primarily focusing on the safety of principal and secondarily maximizing yield on these assets. We diversify our cash and cash equivalents and investments among various financial institutions, money market funds and sovereign debt in order to reduce our exposure should any one of these financial institutions or financial instruments fail or encounter difficulties. To date, we have not experienced any material loss or lack of access to our invested cash, cash equivalents or short-term investments. However, we can provide no assurances that access to our invested cash, cash equivalents or short-term investments will not be impacted by adverse conditions in the financial markets.

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

	Six Months Ended
	March 30, 2013	March 31, 2012
	(in thousands)
Net cash provided by operating activities	$70,424	$32,746
Sales of shares under employee stock plans	12,306	7,720
Repurchase of common stock	—	(20,665)
Cash dividend paid on common stock	(24,040)	—
Capital expenditures	(10,492)	(19,575)
Acquisition of businesses, net of cash acquired	(67,289)	—

Net cash provided by operating activities increased by $37.7 million for the first six months of fiscal 2013 compared to the same period one year ago. The increase in cash provided by operating activities was primarily due to timing of tax payments and lower payments related to other current liabilities and accounts payable. We believe that our existing cash, cash equivalents and short term investments combined with cash to be provided by operating activities will be adequate to cover our working capital needs and planned capital expenditures for at least the next 12 months to the extent such items are known or are reasonably determinable based on current business and market conditions. However, we may elect to finance certain of our capital expenditure requirements through borrowings under our bank credit facilities or other sources of capital. We continue to follow our strategy to further strengthen our financial position by using available cash flow to fund operations.

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

During fiscal 2012, we repurchased and retired 543,200 shares of outstanding common stock at an average price of $45.99 per share for a total of $25.0 million, excluding expenses, completing the repurchase. On October 4, 2012, the Board of Directors authorized the repurchase of up to $25.0 million of our common stock. No repurchases were made in the first six months of fiscal 2013.

Additional sources of cash available to us were domestic and international currency lines of credit and bank credit facilities totaling $64.6 million as of March 30, 2013, of which $62.1 million was unused and available. These unsecured credit facilities were used in Europe and Japan during the first six months of fiscal 2013. Our domestic line of credit consists of a $50 million unsecured revolving credit account with Union Bank of California, which expires on May 31, 2014 and is subject to covenants related to financial ratios and tangible net worth. No amounts have been drawn upon our domestic line of credit and $2.5 million of the international currency lines has been used as guarantees as of March 30, 2013.

Our ratio of current assets to current liabilities was 3.4:1 at March 30, 2013 compared to 4.0:1 at September 29, 2012. The decrease in our ratio is primarily due to decreases in cash and short-term investments, decreases in accounts receivable and increases in accounts payable. Our cash and cash equivalents, short-term investments, working capital and debt obligations are as follows:

	March 30, 2013	September 29, 2012
	(in thousands)
Cash and cash equivalents	$93,604	$67,761
Short-term investments	110,386	157,168
Working capital	414,675	460,697
Total debt obligations	11	19

Contractual Obligations and Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Regulation S-K of the Securities Act of 1933. Information regarding our long-term debt payments, operating lease payments, asset retirement obligations, purchase commitments with suppliers and purchase obligations is provided in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended September 29, 2012. There have been no material changes in contractual obligations outside of the ordinary course of business since September 29, 2012. Information regarding our other financial commitments at March 30, 2013 is provided in the notes to the condensed consolidated financial statements in this filing.

Changes in Financial Condition

Cash provided by operating activities during the first six months of fiscal 2013 was $70.4 million, which included net income of $29.2 million, depreciation and amortization of $17.4 million, cash provided by operating assets and liabilities of $16.7 million, stock-based compensation expense of $9.6 million and $0.2 million other partially offset by net increases in deferred taxes of $2.7 million.

Cash used in investing activities during the first six months of fiscal 2013 was $31.2 million, which included $67.3 million used to acquire Lumera and Innolight and $10.4 million used to acquire property and equipment and improve buildings partially offset by $46.5 million net sales of available-for-sale securities.

Cash used by financing activities during the first six months of fiscal 2013 was $15.8 million, which included a $24.0 million cash dividend on our common stock and $4.1 million other partially offset by $12.3 million generated from our employee stock option and stock purchase plans.

Changes in exchange rates during the first six months of fiscal 2013 increased our cash balances by $2.4 million.

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

Interest rate sensitivity

A portion of our investment portfolio is composed of fixed income securities. These securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately (whether due to changes in overall market rates or credit worthiness of the issuers of our individual securities) and uniformly by 10% from levels at March 30, 2013, the fair value of the portfolio, based on quoted market prices in active markets involving similar assets, would decline by an immaterial amount due to their short-term maturities. We have the ability to generally hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. If necessary, we may sell short-term investments prior to maturity to meet our liquidity needs.

At March 30, 2013, the fair value of our available-for-sale debt securities was $110.4 million, all of which were classified as short-term investments.  Gross unrealized gains and losses on available-for-sale debt securities were $656,000 and $(6,000), respectively, at March 30, 2013.

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

We do not anticipate any material adverse effect on our consolidated financial position, results of operations or cash flows resulting from the use of these instruments. There can be no assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately. For example, the Japanese Yen has recently decreased significantly in value. While we model currency valuations and fluctuations, these may not ultimately be accurate. If a financial counterparty to any of our hedging arrangements experiences financial difficulties or is otherwise unable to honor the terms of the foreign currency hedge, we may experience material financial losses. In the current economic environment, the risk of failure of a financial party remains high.

At March 30, 2013, approximately $127.4 million of our cash, cash equivalents and short-term investments were held in certain of our foreign subsidiaries, $59.5 million of which was denominated in currencies other than the U.S. dollar.

A hypothetical 10% change in foreign currency rates on our forward contracts would not have a material impact on our results of operations, cash flows or financial position.

The following table provides information about our foreign exchange forward contracts at March 30, 2013. The table presents the weighted average contractual foreign currency exchange rates, the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date and fair value. The U.S. notional fair value represents the contracted amount valued at March 30, 2013 rates.

Forward contracts to sell (buy) foreign currencies (in thousands, except contract rates):

	Average Contract Rate	U.S. Notional Contract Value	U.S. Notional Fair Value
For US Dollars:
Euro	1.3070	$(40,635)	$(39,845)
Japanese Yen	96.0318	$(5,860)	$(5,981)
British Pound	1.4900	$2,031	$2,072
Korean Won	1,097.4398	$18,543	$18,300
Chinese Renminbi	6.2776	$10,492	$10,457

For Euros:
Japanese Yen	94.1047	$12,801	$12,752

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of March 30, 2013 (“Evaluation Date”).  The controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management believes that it has adequately provided for any adjustments that may result from tax examinations. The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that certain federal, foreign and state tax matters may be concluded in the next 12 months. Although the timing of the resolution and/or closure of audits is highly uncertain, it is reasonably possible that the balance of net unrecognized tax benefits including interest and penalties at March 30, 2013 could be reduced by approximately $0.2 million to $2.4 million in the next 12 months.
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
Additionally, as our backlog includes higher average selling price flat panel display systems, any delays or cancellation of shipments could have a material adverse effect on the company's financial results.

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

For the three and six months ended March 30, 2013, 77% and 76% of our net sales were derived from customers outside of the United States. For fiscal 2012, fiscal 2011 and fiscal 2010, 76%, 74%, and 67%, respectively, of our net sales were derived from customers outside of the United States. We anticipate that foreign sales, particularly in Asia, will continue to account for a significant portion of our revenues in the foreseeable future.

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

For the three and six months ended March 30, 2013, our research and development costs were $20.1 million (10.1% of net sales) and $39.4 million (10.3% of net sales). For our fiscal years 2012, 2011 and 2010, our research and development costs were $78.3 million (10.2% of net sales), $81.2 million (10.1% of net sales) and $72.4 million (12.0% of net sales), respectively. We cannot assure you that our expenditures for research and development will result in the introduction of new products or, if such products are introduced, that those products will achieve sufficient market acceptance or to generate sales to offset the costs of development. Our failure to address rapid technological changes in our markets could adversely affect our business and results of operations.

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

Coherent, Inc.
(Registrant)

Date:	May 7, 2013	/s/:	JOHN R. AMBROSEO
John R. Ambroseo
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 7, 2013	/s/:	HELENE SIMONET
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