Form 10-Q
period 2013-06-29
COHERENT INC
filed 2013-08-07
CIK 21510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ___________________________________________________
FORM 10-Q
 ___________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 29, 2013
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

The number of shares outstanding of registrant’s common stock, par value $.01 per share, on July 31, 2013 was 24,450,177.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net sales	$213,725	$196,383	$596,985	$580,434
Cost of sales	130,461	116,138	359,755	342,182
Gross profit	83,264	80,245	237,230	238,252
Operating expenses:
Research and development	21,782	19,306	61,229	58,408
Selling, general and administrative	38,748	32,894	113,076	102,902
Amortization of intangible assets	1,290	1,723	4,086	4,970
Total operating expenses	61,820	53,923	178,391	166,280
Income from operations	21,444	26,322	58,839	71,972
Other income (expense):
Interest and dividend income	48	52	161	283
Interest expense	(37)	(71)	(60)	(78)
Other—net	(964)	(1,918)	(1,196)	288
Total other income (expense), net	(953)	(1,937)	(1,095)	493
Income before income taxes	20,491	24,385	57,744	72,465
Provision for income taxes	3,806	7,177	11,904	22,051
Net income	$16,685	$17,208	$45,840	$50,414

Net income per share:
Basic	$0.69	$0.73	$1.91	$2.14
Diluted	$0.68	$0.72	$1.87	$2.10

Shares used in computation:
Basic	24,310	23,633	24,055	23,538
Diluted	24,690	24,054	24,462	24,004

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended		Nine Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Net income	$16,685	$17,208	$45,840	$50,414
Other comprehensive income (loss):
Translation adjustment (1)	7,558	(11,796)	450	(18,587)
Changes in unrealized gains (losses) on available-for-sale securities, net of taxes	(14)	12	(21)	(2)
Other comprehensive income (loss), net of tax	7,544	(11,784)	429	(18,589)
Comprehensive income	$24,229	$5,424	$46,269	$31,825

(1)
Tax expense (benefit) of $(226) and $(1,365) was provided on translation adjustments during the three and nine months ended June 29, 2013, respectively. Tax expense (benefit) of $(483) and $(305) was provided on translation adjustments during the three and nine months ended June 30, 2012, respectively.  Tax expense (benefit) on changes in unrealized gains (losses) on available-for-sale securities was insignificant.

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except par value data)

	June 29, 2013	September 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$81,311	$67,761
Short-term investments	120,371	157,168
Accounts receivable—net of allowances of $1,275 and $1,443, respectively	146,184	144,345
Inventories	169,003	160,113
Prepaid expenses and other assets	68,653	61,730
Deferred tax assets	22,566	23,368
Total current assets	608,088	614,485
Property and equipment, net	113,952	115,096
Goodwill	110,465	77,689
Intangible assets, net	44,108	9,473
Other assets	68,141	64,029
Total assets	$944,754	$880,772

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$6	$17
Accounts payable	40,869	29,088
Income taxes payable	18,431	33,944
Other current liabilities	103,682	90,739
Total current liabilities	162,988	153,788
Long-term obligations	—	2
Other long-term liabilities	62,759	55,326
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, par value $.01 per share:
Authorized—500,000 shares
Outstanding—24,432 shares and 23,746 shares, respectively	243	237
Additional paid-in capital	156,824	131,708
Accumulated other comprehensive income	40,884	40,455
Retained earnings	521,056	499,256
Total stockholders’ equity	719,007	671,656
Total liabilities and stockholders’ equity	$944,754	$880,772

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended
	June 29, 2013	June 30, 2012
Cash flows from operating activities:
Net income	$45,840	$50,414
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,386	17,179
Amortization of intangible assets	7,313	4,970
Deferred income taxes	(225)	(2,095)
Loss on disposal of property and equipment	—	572
Stock-based compensation	14,276	12,310
Excess tax benefit from stock-based compensation arrangements	—	(2,715)
Other non-cash (income) expense	483	140
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(6,981)	(3,810)
Inventories	(76)	(11,721)
Prepaid expenses and other assets	(9,936)	(21,181)
Other assets	(535)	1,510
Accounts payable	10,487	(1,100)
Income taxes payable/receivable	(23,800)	(12,180)
Other current liabilities	8,902	12,237
Other long-term liabilities	1,625	(819)
Net cash provided by operating activities	66,759	43,711

Cash flows from investing activities:
Purchases of property and equipment	(15,366)	(30,613)
Proceeds from dispositions of property and equipment	131	—
Purchases of available-for-sale securities	(170,306)	(188,542)
Proceeds from sales and maturities of available-for-sale securities	206,652	114,776
Acquisition of businesses, net of cash acquired	(67,289)	—
Net cash used in investing activities	(46,178)	(104,379)

Cash flows from financing activities:
Short-term borrowings	9,540	9,262
Repayments of short-term borrowings	(9,540)	(9,262)
Capital lease repayments	(13)	(11)
Issuance of common stock under employee stock option and purchase plans	15,708	11,537
Cash dividend paid on common stock	(24,040)	—
Repurchase of common stock	—	(24,999)
Net settlement of restricted common stock	(4,163)	(4,514)
Excess tax benefits from stock-based compensation arrangements	—	2,715
Net cash used in financing activities	(12,508)	(15,272)
Effect of exchange rate changes on cash and cash equivalents	5,477	(8,541)
Net increase (decrease) in cash and cash equivalents	13,550	(84,481)
Cash and cash equivalents, beginning of period	67,761	167,061
Cash and cash equivalents, end of period	$81,311	$82,580
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$60	$71
Income taxes	$43,470	$45,422
Cash received during the period for:
Income taxes	$7,760	$11,055

Non-cash investing and financing activities:
Unpaid property and equipment	$1,850	$1,611

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

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued guidance which requires an entity to disclose additional information for items reclassified out of accumulated other comprehensive income ("AOCI"). For items reclassified out of AOCI and into net income in their entirety, entities are required to disclose the effect of the reclassification on each affected net income line item. For AOCI reclassification items that are not reclassified in their entirety into net income, a cross reference to other disclosures is required. This information may be provided either in the notes or parenthetically on the face of the statement that reports net income as long as all the information is disclosed in a single location. The guidance is effective for us beginning in the first quarter of fiscal 2014. We are currently evaluating the potential impact, if any, of the adoption of this guidance on our consolidated financial position, results of operations and cash flows.

In March 2013, the FASB issued guidance regarding the treatment of cumulative translation adjustment ("CTA") by a parent company upon de-recognition of a subsidiary or group of assets within a foreign entity. The objective is to resolve the diversity in practice regarding the release into net income of such CTA. The guidance is effective for us beginning in the second quarter of fiscal 2014. We are currently evaluating the potential impact, if any, of the adoption of this guidance on our consolidated financial position, results of operations and cash flows.

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

In-process research and development (“IPR&D”) consists of two projects that have not yet reached technological feasibility. Acquired IPR&D assets are initially recognized at fair value and are classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. The value assigned to IPR&D was determined by considering the value of the products under development to the overall development plan, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. During the development period, these assets will not be amortized as charges to earnings; instead these assets will be subject to periodic impairment testing. Upon successful completion of the development process for the acquired IPR&D projects, the assets would then be considered finite-lived intangible assets and amortization of the assets will commence. None of the projects have been completed as of June 29, 2013.

We expensed $0.1 million and $0.6 million of acquisition-related costs as selling, general and administrative expenses in our consolidated statements of operations in the three and nine months ended June 29, 2013, respectively, and expensed $0.3 million of acquisition-related costs as selling, general and administrative expenses in our consolidated statements of operations in fiscal 2012.

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

IPR&D consists of two projects that have not yet reached technological feasibility. Acquired IPR&D assets are initially recognized at fair value and are classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. The value assigned to IPR&D was determined by considering the value of the products under development to the overall development plan, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. During the development period, these assets will not be amortized as charges to earnings; instead these assets will be subject to periodic impairment testing. Upon successful completion of the development process for the acquired IPR&D projects, the assets would then be considered finite-lived intangible assets and amortization of the assets will commence. The projects have not been completed as of June 29, 2013.

We expensed $0.2 million of acquisition-related costs as selling, general and administrative expenses in our consolidated statements of operations in the nine months ended June 29, 2013 and expensed $0.1 million of acquisition-related costs as selling, general and administrative expenses in our consolidated statements of operations in fiscal 2012.

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

During the second quarter of fiscal 2012, we determined that one of the hardware projects classified as IPR&D acquired from Hypertronics would not be completed.  As a result, $0.2 million was expensed in the second fiscal quarter of fiscal 2012 for that project.  During the fourth quarter of fiscal 2012, we decided to no longer pursue orders of Hypertronics' legacy products and thus determined that an impairment review of the intangible assets was required. As a result of our analysis, we determined that the intangible assets were fully impaired and that the remaining hardware projects classified as IPR&D acquired from Hypertronics would not be completed.  As a result, we recorded a $4.0 million charge in amortization expense in the fourth quarter of fiscal 2012. We also wrote off $0.3 million of inventory unique to these products that were not expected to be resold.

4.     FAIR VALUES

We measure our cash equivalents and marketable securities at fair value. The fair values of our financial assets and liabilities are determined using quoted market prices of identical assets or quoted market prices of similar assets from active markets. Level 1 valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 valuations are obtained from quoted market prices in active markets involving similar assets; these instruments, which mature within one year and are issued by counterparties with high credit ratings, include U.S. Treasury and international government obligations, investment-grade corporate bonds, certificates of deposit and commercial paper. Level 3 valuations would be based on unobservable inputs to a valuation model and include our own data about assumptions market participants would use in pricing the asset or liability based on the best information available under the circumstances. As of June 29, 2013 and September 29, 2012, we did not have any assets or liabilities valued based on Level 3 valuations.

Financial assets and liabilities measured at fair value as of June 29, 2013 are summarized below (in thousands):

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Total Fair Value
	(Level 1)	(Level 2)
Money market fund deposits (1)	$19,447	$—	$19,447
Certificates of deposit (1)(5)	—	19,590	19,590
U.S. government obligations (2)(5)	—	95,040	95,040
Corporate notes and obligations (2)(5)	—	15,338	15,338
Commercial paper (2)(5)	—	9,994	9,994
Foreign currency contracts (3)(6)	—	(640)	(640)
Mutual funds — Deferred comp and supplemental plan (4)(7)	13,480	—	13,480
 ___________________________________________________
(1)          Included in cash and cash equivalents on the Condensed Consolidated Balance Sheet. The carrying amounts approximate fair value due to the short-term maturities of the cash equivalents.

(2)	Included in short-term investments on the Condensed Consolidated Balance Sheet.

(3)	Includes $170 recorded in prepaid expenses and other assets and $810 recorded in other current liabilities on the Condensed Consolidated Balance Sheet (see Note 5).

(4)          Includes $1,876 recorded in prepaid expenses and other assets and $11,604 recorded in other assets on the Condensed Consolidated Balance Sheet.

(5)
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

(6)
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

(7)
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

We maintain operations in various countries outside of the United States and have foreign subsidiaries that manufacture and sell our products in various global markets. The majority of our sales are transacted in U.S. dollars. However, we do generate net sales in other currencies, primarily the Japanese Yen, the Euro and the Korean Won. As a result, our earnings, cash flows and cash balances are exposed to fluctuations in foreign currency exchange rates. We attempt to limit these exposures through financial market instruments. We utilize derivative instruments, primarily forward contracts with maturities of three months or less, to manage our exposure associated with anticipated cash flows and net asset and liability positions denominated in foreign currencies. Gains and losses on the forward contracts are mitigated by gains and losses on the underlying instruments. We do not use derivative financial instruments for speculative or trading purposes. If a financial counterparty to any of our hedging arrangements experiences financial difficulties or is otherwise unable to honor the terms of the foreign currency hedge, we may experience material financial losses.

For derivative instruments that are not designated as hedging instruments, gains and losses are recognized in other income (expense).

The outstanding notional contract and fair value amounts of hedge contracts, with maximum maturity of three months, are as follows (in thousands):

	U.S. Notional Contract Value		U.S. Notional Fair Value
	June 29, 2013	September 29, 2012	June 29, 2013	September 29, 2012
Euro currency hedge contracts
Purchase	$43,696	$61,779	$43,115	$62,404

Korean Won currency hedge contracts
Sell	$(12,929)	$(39,039)	$(12,872)	$(39,559)

Other foreign currency hedge contracts
Purchase	$1,471	$—	$1,463	$—
Sell	$(23,483)	$(20,452)	$(23,590)	$(20,578)

The fair value of our derivative instruments are included in prepaid expenses and other assets and in other current liabilities in our Condensed Consolidated Balance Sheets; such amounts were not material as of June 29, 2013 and September 29, 2012.

The amount of non-designated derivative instruments’ gain in the Condensed Consolidated Statements of Operations included in other income (expense) for the three and nine months ended June 29, 2013 and June 30, 2012 is as follows (in thousands):

	Amount of Gain or (Loss) Recognized in Income on Derivatives
	Three Months Ended	Nine Months Ended
	June 29, 2013	June 29, 2013
Derivatives not designated as hedging instruments
Foreign exchange contracts	$338	$1,476

	Amount of Gain or (Loss) Recognized in Income on Derivatives
	Three Months Ended	Nine Months Ended
	June 30, 2012	June 30, 2012
Derivatives not designated as hedging instruments
Foreign exchange contracts	$(3,246)	$(3,657)

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

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	June 29, 2013
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$81,311	$—	$—	$81,311

Short-term investments:
Available-for-sale securities:
Commercial paper	$9,994	$—	$—	$9,994
U.S. Treasury and agency obligations	94,577	468	(5)	95,040
Corporate notes and obligations	15,314	36	(13)	15,337
Total short-term investments	$119,885	$504	$(18)	$120,371

	September 29, 2012
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$67,752	$9	$—	$67,761

Short-term investments:
Available-for-sale securities:
Certificates of deposit	$2,017	$2	$—	$2,019
U.S. Treasury and agency obligations	108,284	666	(2)	108,948
International government obligations	2,004	14	—	2,018
Corporate notes and obligations	41,912	272	(1)	42,183
Commercial paper	2,000	—	—	2,000
Total short-term investments	$156,217	$954	$(3)	$157,168

At June 29, 2013, gross unrealized losses on our investments with unrealized losses that are not deemed to be other-than-temporarily impaired were $18,000 on corporate notes and obligations of $16.2 million and U.S. treasury and agency obligations of $47.7 million.

The amortized cost and estimated fair value of available-for-sale investments in debt securities as of June 29, 2013 and September 29, 2012 classified as short-term investments on our condensed consolidated balance sheet were as follows (in thousands):

	June 29, 2013		September 29, 2012
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Investments in available-for-sale debt securities due in less than one year	$119,885	$120,371	$154,200	$155,149

During the three and nine months ended June 29, 2013, we received proceeds totaling $3.0 million and $68.7 million, respectively, from the sale of available-for-sale securities and realized gross gains of less than $0.1 million and $0.1 million, respectively. During the three and nine months ended June 30, 2012, we received proceeds totaling $16.8 million and $76.9 million, respectively, from the sale of available-for-sale securities and realized gross gains of less than $0.1 million and $0.1 million, respectively.

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

During the nine months ended June 29, 2013, we noted no indications of impairment or triggering events to cause us to review goodwill for potential impairment. We will conduct our annual goodwill testing during the fourth fiscal quarter.

The changes in the carrying amount of goodwill by segment for the period from September 29, 2012 to June 29, 2013 are as follows (in thousands):

	Specialty Lasers and Systems	Commercial Lasers and Components	Total
Balance as of September 29, 2012	$71,326	$6,363	$77,689
Additions (See Note 3)	32,952	—	32,952
Translation adjustments and other	(176)	—	(176)
Balance as of June 29, 2013	$104,102	$6,363	$110,465

Components of our amortizable intangible assets are as follows (in thousands):

	June 29, 2013			September 29, 2012
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Existing technology	$80,702	$(49,155)	$31,547	$51,346	$(44,457)	$6,889
Customer lists	17,135	(6,947)	10,188	7,849	(5,666)	2,183
Trade name	3,375	(3,234)	141	3,050	(2,749)	301
Non-compete agreement	690	(674)	16	689	(661)	28
Production know-how (1)	—	—	—	910	(838)	72
In-process research & development	2,216	—	2,216	—	—	—
Total	$104,118	$(60,010)	$44,108	$63,844	$(54,371)	$9,473
     (1) For accounting purposes, when an intangible asset is fully amortized, it is removed from the disclosure schedule.
Amortization expense for intangible assets for the nine months ended June 29, 2013 and June 30, 2012 was $7.3 million and $5.0 million, respectively, which includes $4.7 million and $3.7 million, respectively, for amortization of existing technology and production know-how.

At June 29, 2013, estimated amortization expense for the remainder of fiscal 2013, the next five succeeding fiscal years and all fiscal years thereafter are as follows (in thousands):

Estimated Amortization Expense
2013 (remainder)	$2,439
2014	9,536
2015	9,029
2016	8,629
2017	7,664
2018	4,427
Thereafter	2,384
Total	$44,108

8.     BALANCE SHEET DETAILS

Inventories consist of the following (in thousands):

	June 29, 2013	September 29, 2012
Purchased parts and assemblies	$53,105	$46,526
Work-in-process	62,927	60,171
Finished goods	52,971	53,416
Total inventories	$169,003	$160,113

Prepaid expenses and other assets consist of the following (in thousands):

	June 29, 2013	September 29, 2012
Prepaid and refundable income taxes	$20,221	$20,634
Other taxes receivable	35,297	25,607
Prepaid expenses and other	13,135	15,489
Total prepaid expenses and other assets	$68,653	$61,730

Other assets consist of the following (in thousands):

	June 29, 2013	September 29, 2012
Assets related to deferred compensation arrangements	$23,059	$21,990
Deferred tax assets	39,255	37,160
Other assets	5,827	4,879
Total other assets	$68,141	$64,029

Other current liabilities consist of the following (in thousands):

	June 29, 2013	September 29, 2012
Accrued payroll and benefits	$29,726	$28,100
Deferred income	17,478	17,465
Reserve for warranty	18,074	17,442
Accrued expenses and other	11,431	10,445
Other taxes payable	24,312	15,457
Customer deposits	2,661	1,830
Total other current liabilities	$103,682	$90,739

There were no restructuring plans or activities in the three and nine months ended June 29, 2013. There were no new restructuring charges during fiscal 2012. The closure of our Finland site was completed in the third quarter of fiscal 2011, with the last payments and other reductions completed during fiscal 2012.

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

Components of the reserve for warranty costs during the first nine months of fiscal 2013 and 2012 were as follows (in thousands):

	Nine Months Ended
	June 29, 2013	June 30, 2012
Beginning balance	$17,442	$16,704
Additions related to current period sales	18,739	22,291
Warranty costs incurred in the current period	(19,681)	(21,454)
Accruals resulting from acquisitions	1,728	—
Adjustments to accruals related to foreign exchange and other	(154)	(177)
Ending balance	$18,074	$17,364

Other long-term liabilities consist of the following (in thousands):

	June 29, 2013	September 29, 2012
Long-term taxes payable	$15,526	$21,281
Deferred compensation	24,189	22,816
Deferred tax liabilities	12,263	726
Deferred income	2,684	2,191
Asset retirement obligations liability	2,156	2,029
Other long-term liabilities	5,941	6,283
Total other long-term liabilities	$62,759	$55,326

9.     SHORT-TERM BORROWINGS

We have several lines of credit which allow us to borrow in the applicable local currency. We have a total of $14.4 million of unsecured foreign lines of credit as of June 29, 2013.  At June 29, 2013, we had used $2.4 million of these available foreign lines of credit as guarantees. These credit facilities were used in Europe and Japan during the third fiscal quarter of 2013.  In addition, our domestic line of credit consists of a $50.0 million unsecured revolving credit account with Union Bank of California. The agreement will expire on May 31, 2014. The line of credit is subject to covenants related to financial ratios and tangible net worth with which we are currently in compliance.  No amounts have been drawn upon our domestic line of credit as of June 29, 2013.

10.  STOCK-BASED COMPENSATION

Fair Value of Stock Compensation

We recognize compensation expense for all share based payment awards based on the fair value of such awards. The expense is recognized on a straight-line basis over the respective requisite service period of the awards.

Determining Fair Value

The fair values of shares purchased under the Employee Stock Purchase Plan (“ESPP”) for the three and nine months ended June 29, 2013 and June 30, 2012, respectively, were estimated using the following weighted-average assumptions:

	Employee Stock Purchase Plan
	Three Months Ended		Nine Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Expected life in years	0.5	0.5	0.5	0.5
Expected volatility	30.8%	43.9%	33.3%	49.7%
Risk-free interest rate	0.1%	0.1%	0.1%	0.1%
Expected dividend yield	—%	—%	1.0%	—%
Weighted average fair value per share	$10.60	$12.74	$10.49	$14.20

There were no stock options granted during the three and nine months ended June 29, 2013 and June 30, 2012.

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
•The service based restricted stock unit awards are generally subject to annual vesting over two to three years from the date of grant, as determined by the Compensation and H. R. Committees of our board of directors.
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

	Nine Months Ended
	June 29, 2013	June 30, 2012
Risk-free interest rate	0.33%	0.39%
Volatility	37.9%	41.8%
Weighted average fair value	$48.48	$71.59

We recognize the estimated cost of these awards, as determined under the simulation model, over the related service period, with no adjustment in future periods based upon the actual shareholder return over the performance period.

Stock-Based Compensation Expense

The following table shows total stock-based compensation expense and related tax benefits included in the condensed consolidated statements of operations for the three and nine months ended June 29, 2013 and June 30, 2012 (in thousands):

	Three Months Ended		Nine Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Cost of sales	$576	$453	$1,605	$1,263
Research and development	455	407	1,398	1,231
Selling, general and administrative	3,610	3,266	11,274	9,814
Income tax benefit	(1,195)	(1,274)	(3,823)	(3,867)
	$3,446	$2,852	$10,454	$8,441

During the three and nine months ended June 29, 2013, $0.5 million and $1.7 million was capitalized into inventory for all stock plans, $0.6 million and $1.6 million was amortized to cost of sales and $0.7 million remained in inventory at June 29, 2013. During the three and nine months ended June 30, 2012, $0.4 million and $1.4 million was capitalized into inventory for all stock plans, $0.5 million and $1.3 million was amortized to cost of sales and $0.5 million remained in inventory at June 30, 2012.  Management has made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

At June 29, 2013, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock plans but not yet recognized was approximately $19.5 million, net of estimated forfeitures of $1.0 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 1.1 years years and will be adjusted for subsequent changes in estimated forfeitures.

At June 29, 2013, total compensation cost related to options to purchase common shares under the ESPP but not yet vested was approximately $0.5 million, which will be recognized over the six month offering period.

The stock option exercise tax benefits reported in the statement of cash flows results from the excess tax benefits arising from tax deductions in excess of the stock-based compensation cost recognized, determined on a grant-by-grant basis. During the first nine months of fiscal 2013 and fiscal 2012, we recorded $0.0 and $2.7 million, respectively, of excess tax benefits as cash flows from financing activities.

Stock Options & Awards Activity

The following is a summary of option activity for our Stock Option Plans (in thousands, except per share amounts and weighted average remaining contractual term in years):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at September 29, 2012	641	$27.86
Granted	—	—
Exercised	(339)	28.83
Forfeitures	—	—
Expirations	—	—
Outstanding at June 29, 2013	302	$26.77	3.6 years	$8,561
Vested and expected to vest at June 29, 2013	302	$26.77	3.6 years	$8,561
Exercisable at June 29, 2013	287	$25.77	3.4 years	$8,396

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the quoted price of our common stock at the end of the reporting period.  There were approximately 0.3 million outstanding options that were in-the-money as of June 29, 2013.  The aggregate intrinsic value of options exercised under the Company’s stock plans for the three and nine months ended June 29, 2013 were $0.5 million and $8.5 million, respectively, determined as of the date of option exercise. The aggregate intrinsic value of options exercised under the Company’s stock plans for the three and nine months ended June 30, 2012 were $0.7 million and $5.4 million, respectively, determined as of the date of option exercise.

The following table summarizes the activity of our time based and market- performance based restricted stock units for the first nine months of fiscal 2013 (in thousands, except per share amounts):

	Time Based Restricted Stock Units		Market-Based Performance Restricted Stock Units
	Number of Shares(1)	Weighted Average Grant Date Fair Value	Number of Shares(2)	Weighted Average Grant Date Fair Value
Nonvested stock at September 29, 2012	440	$47.81	152	$57.55
Granted	272	43.97	97	48.48
Vested	(253)	43.06	(28)	49.50
Forfeited	(6)	45.59	(7)	53.30
Nonvested stock at June 29, 2013	453	$48.19	214	$54.63

__________________________________________
(1)Service-based restricted stock vested during each fiscal year.
(2)Performance-based awards and units included at 100% of target goal; under the terms of the awards, the recipient may earn between 0% and 200% of the award.

11.      COMMITMENTS AND CONTINGENCIES

We are subject to legal claims and litigation arising in the ordinary course of business, such as product liability, employment or intellectual property claims. The outcome of any such matters is currently not determinable. Although we do not expect that such legal claims and litigation will ultimately have a material adverse effect on our consolidated financial position, results of operations or cash flows, an adverse result in one or more matters could negatively affect our results in the period in which they occur.

12.       ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (net of tax) at June 29, 2013 and September 29, 2012 is substantially comprised of accumulated translation adjustments of $40.9 million and $40.4 million, respectively.

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

The following table presents information necessary to calculate basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Weighted average shares outstanding —basic	24,310	23,633	24,055	23,538
Dilutive effect of employee stock awards	380	421	407	466
Weighted average shares outstanding—diluted	24,690	24,054	24,462	24,004

Net income	$16,685	$17,208	$45,840	$50,414

Net income per basic share	$0.69	$0.73	$1.91	$2.14
Net income per diluted share	$0.68	$0.72	$1.87	$2.10

A total of 2,999 and 82,053 potentially dilutive securities have been excluded from the diluted share calculation for the three and nine months ended June 29, 2013 as their effect was anti-dilutive. A total of 108,501 and 97,048 potentially dilutive securities have been excluded from the diluted share calculation for the three and nine months ended June 30, 2012 as their effect was anti-dilutive.

14.  OTHER INCOME (EXPENSE)

Other income (expense) is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Foreign exchange gain (loss)	$(1,927)	$(835)	$(3,655)	$(533)
Gain on deferred compensation investments, net	1,010	(1,051)	2,287	436
Other—net	(47)	(32)	172	385
Other income (expense), net	$(964)	$(1,918)	$(1,196)	$288

15.  STOCK REPURCHASES AND DIVIDENDS

On October 4, 2012, the Board of Directors authorized a buyback program whereby we are authorized to repurchase up to $25.0 million of our common stock. The program was authorized for 12 months from the date of authorization. No shares have been purchased under this program as of June 29, 2013.

On December 10, 2012, we announced that the Board of Directors approved a $1.00 per share special cash dividend on our outstanding common stock payable on December 27, 2012 to stockholders of record on December 19, 2012, resulting in a payment of $24.0 million in the first quarter of fiscal 2013.

16.  INCOME TAXES

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to us and our subsidiaries, adjusted for items which are considered discrete to the period. Our estimated effective tax rates for the three and nine months ended June 29, 2013 were 18.6% and 20.6%. Our effective tax rates for the three and nine months ended June 29, 2013 were lower than the statutory rate of 35% primarily due to permanent differences related to the benefit of income subject to foreign tax rates that are lower than U.S. tax rates including Korea and Singapore tax exemptions, the benefit of foreign tax credits, the benefit of the federal research and development tax credits including renewal of the federal research and development tax credits for fiscal 2012 and the benefit of releasing foreign tax reserves accrued under ASC 740-10 and related interest. These amounts are partially offset by deemed dividend inclusions under the Subpart F tax rules, stock compensation not deductible for tax purposes and limitations on the deductibility of compensation under IRC Section 162(m).

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

As of June 29, 2013, the total amount of gross unrecognized tax benefits was $22.5 million including gross interest and penalties of $1.6 million, of which $17.6 million, if recognized, would affect our effective tax rate. Our total gross unrecognized tax benefits, net of certain deferred tax assets, were classified as other long-term liabilities in the condensed consolidated balance sheets. During the quarter, we released approximately $2.7 million of foreign translation reserves due to the revaluation of this exposure and this release only impacts our cumulative translation adjustment.

Our policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes. As of June 29, 2013, the total amount of gross interest and penalties accrued was $1.6 million, which is classified as other long-term liabilities in the condensed consolidated balance sheets.

We are subject to taxation and file income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. For U.S. federal income tax purposes, all years prior to 2010 are closed to examination. In our major state jurisdiction and our major foreign jurisdictions, the years prior to 2009 and 2006, respectively, are closed to examination. In December 2011 and January 2012, our three German subsidiaries received notices of tax audits for the fiscal years 2006 through 2010. We received a preliminary assessment for two of the German subsidiaries and the amount is immaterial; the audit for the other German subsidiary is currently in process.

Management believes that it has adequately provided for any adjustments that may result from tax examinations. The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that certain federal, foreign and state tax matters may be concluded in the next 12 months. Although the timing of the resolution and/or closure of audits is highly uncertain, it is reasonably possible that the balance of net unrecognized tax benefits including interest and penalties at June 29, 2013 could be reduced by approximately $0.2 million to $2.4 million in the next 12 months.

The American Taxpayer Relief Act of 2012 (“the Act”), was enacted on January 2, 2013.  Under the Act, the federal research and development tax credit was retroactively extended for amounts paid or incurred after December 31, 2011 through December 31, 2013. The effects of the change in the tax law were recognized in our second quarter of fiscal 2013, which is the quarter that the law was enacted.  Accordingly, prior year research and development tax credits of approximately $1.4 million less appropriate reserves were recognized in the second quarter of fiscal 2013.
On March 26, 2013, Coherent Korea received final approval for a High-Tech tax exemption from the Korea authorities. The High-Tech tax exemption is effective retroactively to the beginning of fiscal 2013. Coherent Singapore had previously received a Pioneer Status tax exemption from the Singapore authorities effective in fiscal 2012.

Deferred Income Taxes

As of June 29, 2013, our condensed consolidated balance sheet included net deferred tax assets, before valuation allowance, of approximately $59.2 million, which consists of tax credits carryovers, accruals and reserves, competent authority offset to transfer pricing tax reserves, employee stock-based compensation expenses and certain other liabilities. Management periodically evaluates the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is solely dependent on our ability to generate sufficient future taxable income in the applicable jurisdictions during periods prior to the expiration of tax statutes to fully utilize these assets.  After evaluating all available evidence, we have determined that it is “more likely than not” that a portion of the deferred tax assets would not be realized and we have a total valuation allowance of $10.3 million as of June 29, 2013.  We intend to maintain the valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance.

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

We have identified SLS and CLC as operating segments for which discrete financial information is available. Both units have dedicated engineering, manufacturing, product business management and product line management functions. A small portion of our outside net sales is attributable to projects and recently developed products for which a segment has not yet been determined. The associated direct and indirect costs are presented in the category of Corporate and other, along with other corporate costs as described below.

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

The following table provides net sales and income (loss) from operations for our operating segments (in thousands):

	Three Months Ended		Nine Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net sales:
Specialty Laser Systems	$149,466	$140,407	$423,608	$414,338
Commercial Lasers and Components	64,259	55,976	173,377	166,096
Total net sales	$213,725	$196,383	$596,985	$580,434

Income (loss) from operations:
Specialty Laser Systems	$28,071	$31,484	$84,990	$92,582
Commercial Lasers and Components	4,395	2,955	7,667	8,125
Corporate and other	(11,022)	(8,117)	(33,818)	(28,735)
Total income from operations	$21,444	$26,322	$58,839	$71,972

Major Customers

We had two customers during the three months ended June 29, 2013 who accounted for 16.2% and 11.2% respectively, of consolidated net sales; and the same two customers accounted for 13.3% and 10.0%, respectively, of consolidated net sales during the nine months ended June 29, 2013. Both customers purchased primarily from our SLS segment. There was one customer who accounted for 11.4% of consolidated net sales for the three months ended June 30, 2012, and two customers who accounted for 10.4% and 10.3%, respectively, of consolidated net sales for the nine months ended June 30, 2012; both customers purchased primarily from our SLS segment.

We had one customer who accounted for 18.3% of accounts receivable at June 29, 2013. There were two customers who accounted for 14.9% and 14.8%, respectively, of accounts receivable at September 29, 2012.

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

•
Optimize our leadership position in existing markets—There are a number of markets where we have historically been at the forefront of technological development and product deployment and from which we have derived a substantial portion of our net sales. We plan to optimize our financial returns from these markets.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of net sales and expenses during the reporting period. We have identified the following as the items that require the most significant judgment and often involve complex estimation: revenue recognition, accounting for long-lived assets (including goodwill and intangible assets), inventory valuation, warranty reserves, stock-based compensation and accounting for income taxes. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for our fiscal year ended September 29, 2012.

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

	Three Months Ended
	June 29, 2013	June 30, 2012	Change	% Change
	(Dollars in thousands)

Bookings	$189,206	$218,927	$(29,721)	(13.6)%
Book-to-bill ratio	0.89	1.11	(0.22)	(19.8)%
Net sales—Specialty Lasers and Systems	$149,466	$140,407	$9,059	6.5%
Net sales—Commercial Lasers and Components	$64,259	$55,976	$8,283	14.8%
Gross profit as a percentage of net sales— Specialty Lasers and Systems	40.3%	42.7%	(2.4)%	(5.6)%
Gross profit as a percentage of net sales—Commercial Lasers and Components	36.7%	37.1%	(0.4)%	(1.1)%
Research and development as a percentage of net sales	10.2%	9.8%	0.4%	4.1%
Income before income taxes	$20,491	$24,385	$(3,894)	(16.0)%
Net cash provided by (used in) operating activities	$(3,665)	$10,965	$(14,630)	(133.4)%
Days sales outstanding in receivables	61.6	64.8	(3.2)	(4.9)%
Annualized third quarter inventory turns	3.1	2.9	0.2	6.9%
Capital spending as a percentage of net sales	2.3%	5.5%	(3.2)%	(58.2)%
Net income as a percentage of net sales	7.8%	8.8%	(1.0)%	(11.4)%
Adjusted EBITDA as a percentage of net sales	17.3%	18.9%	(1.6)%	(8.5)%

	Nine Months Ended
	June 29, 2013	June 30, 2012	Change	% Change
	(Dollars in thousands)

Bookings	$567,004	$603,912	$(36,908)	(6.1)%
Book-to-bill ratio	0.95	1.04	(0.09)	(8.7)%
Net sales—Specialty Lasers and Systems	$423,608	$414,338	$9,270	2.2%
Net sales—Commercial Lasers and Components	$173,377	$166,096	$7,281	4.4%
Gross profit as a percentage of net sales— Specialty Lasers and Systems	41.6%	42.9%	(1.3)%	(3.0)%
Gross profit as a percentage of net sales—Commercial Lasers and Components	36.3%	37.2%	(0.9)%	(2.4)%
Research and development as a percentage of net sales	10.3%	10.1%	0.2%	2.0%
Income before income taxes	$57,744	$72,465	$(14,721)	(20.3)%
Net cash provided by operating activities	$66,759	$43,711	$23,048	52.7%
Capital spending as a percentage of net sales	2.6%	5.3%	(2.7)%	(50.9)%
Net income as a percentage of net sales	7.7%	8.7%	(1.0)%	(11.5)%
Adjusted EBITDA as a percentage of net sales	17.4%	18.5%	(1.1)%	(5.9)%

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

The book-to-bill ratio is calculated as bookings for the period divided by net sales for the period.  This is an indication of the strength of our business but can sometimes be impacted by a single large order. A ratio of greater than 1.0 indicates that demand for our products is greater than what we supply in the period whereas a ratio of less than 1.0 indicates that demand for our products is less than what we supply in the period.

Bookings decreased 13.6% in the third quarter of fiscal 2013 compared to the same quarter one year ago, with decreases in the microelectronics market partially offset by increases in the materials processing, OEM components and instrumentation and scientific and government programs markets. The acquisitions of Lumera at the end of the first quarter of fiscal 2013 and Innolight during the first quarter of fiscal 2013 contributed $5.1 million to bookings. Compared to the second quarter of fiscal 2013, bookings decreased 6.3% with decreases in the OEM components and instrumentation and microelectronics markets partially offset by increases in the materials processing market. Our overall book-to-bill ratio was 0.89 in the third quarter of fiscal 2013.

Microelectronics

Microelectronics bookings decreased 35% compared to the same quarter one year ago due to timing of large excimer laser annealing orders for the flat panel display market and decreased 3% from bookings in the second quarter of fiscal 2013. Given these timing factors, the microelectronics book-to-bill ratio for the third quarter of fiscal 2013 was 0.79.

Flat panel display (FPD) orders in the third quarter of fiscal 2013 decreased 57% from the same quarter one year ago and 14% from orders in the second quarter of fiscal 2013 primarily due to timing of large excimer laser annealing orders for the flat panel display market. The trends within the FPD market are consistent with what we have reported previously. The rollout of low temperature poly-crystalline silicon (LTPS) annealing systems continues and we are negotiating the terms for the next round of orders. New systems will need to support wide quad extended graphics array (WQXGA) displays, which may require higher laser powers to maintain throughput levels. These displays will be utilized in premium smartphones and phablets. We have seen an increase in demand for UV lasers used in patterning one glass solution (OGS) panels. The use of OGS is expected to increase since it is thinner, lighter and less expensive to manufacture than other designs. Application development for cutting of strengthened glass is very active with emphasis on the cut quality, speed and the ability to make rounded cuts with little to no post processing; we expect that Asian panel manufacturers will be at the forefront of this business. With respect to the TV market, Samsung has begun shipping a 55-inch, active-matrix organic light emitting diode (AMOLED)-based unit with a curved screen and a LTPS backplane. While it is currently an expensive device; we expect the price will decrease as capacity comes on-line and yields increase. The market remains strong for liquid crystal display (LCD) and AMOLED production from integrators for flat panel display manufacturers in Japan, Korea and China and we expect follow-on orders and continued fluctuations in order volumes on a quarterly basis.

Orders in the advanced packaging (API) market increased 60% from the same quarter one year ago and 18% from orders in the second quarter of fiscal 2013, signaling an overall recovery in the segment. Orders were very strong during the third quarter of fiscal 2013for CO2 lasers used in via drilling and UV lasers used in laser direct imaging and flex circuit manufacturing. We believe the strong demand is, in part, due to Chinese and Taiwanese PCB manufacturers ramping up for the new iPhone®. Products and technologies from Innolight and Lumera will play important roles in advanced packaging applications.

Orders from semiconductor capital equipment OEMs decreased 14% from the second quarter of fiscal 2013 as the market is being influenced by a number of factors heading into the second half of calendar 2013 and 2014. Industry analysts are forecasting rising utilization rates, which boosts capacity expansion and service revenues, due to increasing demand for advanced components for smartphones, tablets, set-top boxes and automotive electronics. Growth in these devices offsets continued deterioration of the PC market. Demand should also be bolstered by shifts within the IDM universe. The combination of these factors has led industry reports to project strong growth in equipment spending in fiscal 2014.

Materials Processing

Materials processing orders increased 49% compared to the same quarter one year ago and increased 16% from the second quarter of fiscal 2013, a second consecutive quarter of record bookings. The materials processing book-to-bill ratio for the third quarter of fiscal 2013 was 1.17.

Bookings were strong across most submarkets and product lines. Cutting and packaging for consumer devices drove orders for UV-marking and CO2-cutting lasers and orders for kilowatt class CO2 lasers were primarily from consumer packaging applications.

Our fiber laser programs are progressing and we are shipping one kilowatt lasers as previously announced; field deployment is going as expected. In the third quarter of fiscal 2013, we also shipped a three kilowatt prototype to a leading system integrator for metal cutting. The system delivers the required cutting speed and quality in a package considerably smaller than fiber lasers of comparable output power, thereby saving space on the production floor. In an OEM configuration, we believe our laser may fit inside the customer's tool.

OEM Components and Instrumentation

OEM Components and Instrumentation orders increased 7% compared to the same quarter one year ago but decreased 33% from the second quarter of fiscal 2013 with the sequential decrease driven largely by timing of volume orders from medical OEM accounts. The corresponding book-to-bill ratio for the third quarter of fiscal 2013 was 0.85.

Orders from medical OEM accounts were lower following a record-setting second quarter of fiscal 2013 that included a number of volume orders. The outlook in this market remains strong, with customers signaling increased demand. We have also broadened our opportunity through our recent acquisition as Lumera gives us immediate entry into the fast evolving cataract market, where we have been working on design wins and received a pilot order for cataract treatment. We are also working on a next generation laser for flap cutting in LASIK, which has the potential to displace much more complex and costly competitive offerings.

Bookings for the instrumentation market decreased 11% sequentially, but increased 46% compared to the third quarter of fiscal 2012. Orders remain strong, particularly from OEMs, despite the downward drag created by sequestration, which affects the research side of the instrumentation business. Part of the strength comes from new products including OBIS™ and Galaxy™ that have broadened our market participation while our legacy products such as Sapphire™ remain a cornerstone in the cytometry market.

Scientific and Government Programs

Scientific and government programs orders increased 7% compared to the same quarter one year ago and were flat from the second quarter of fiscal 2013. The book-to-bill for the third quarter of fiscal 2013 was 0.96.

Geographically, in the third quarter of fiscal 2013 we experienced softness in the U.S. and European research markets offset by a strong performance in China and benefits from current economic policies in Japan. Third quarter orders for life science applications continued to outpace investments in the physical sciences, especially in the U.S. where physical sciences are more heavily impacted by sequestration.

In the third quarter of fiscal 2013, we introduced a new member of our Vitara™ family. The Vitara Ultra Broadband is the first laser to simultaneously deliver pulses shorter than eight femtoseconds and provide adjustable bandwidth.

Net Sales

Net sales include sales of lasers, laser tools, related accessories and service contracts. Net sales for the third fiscal quarter increased 6.5% in our SLS segment and increased 14.8% in our CLC segment from the same quarter one year ago. Net sales for the first nine months increased 2.2% in our SLS segment and increased 4.4% in our CLC segment from the same period one year ago. For a description of the reasons for changes in net sales refer to the “Results of Operations” section of this quarterly report.

Gross Profit as a Percentage of Net Sales

Gross profit as a percentage of net sales (“gross profit percentage”) is calculated as gross profit for the period divided by net sales for the period.  Gross profit percentage in the third quarter decreased from 42.7% to 40.3% in our SLS segment and decreased from 37.1% to 36.7% in our CLC segment from the same quarter one year ago. Gross profit percentage in the first nine months decreased from 42.9% to 41.6% in our SLS segment and decreased from 37.2% to 36.3% in our CLC segment from the same period one year ago. For a description of the reasons for changes in gross profit refer to the “Results of Operations” section of this quarterly report.

Research and Development as a Percentage of Net Sales

Research and development as a percentage of net sales (“R&D percentage”) is calculated as research and development expense for the period divided by net sales for the period.  Management considers R&D percentage to be an important indicator in managing our business as investing in new technologies is a key to future growth.  R&D percentage increased to 10.2% from 9.8% in our third fiscal quarter and increased to 10.3% from 10.1% for the first nine months of fiscal 2013 compared to the same periods one year ago.  For a description of the reasons for changes in R&D spending refer to the “Results of Operations” section of this quarterly report.

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

Days Sales Outstanding in Receivables

We calculate days sales outstanding (“DSO”) in receivables as net receivables at the end of the period divided by net sales during the period and then multiplied by the number of days in the period, using 90 days for quarters.  DSO in receivables indicates how well we are managing our collection of receivables, with lower DSO in receivables resulting in higher working capital availability.  The more money we have tied up in receivables, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business.  Our DSO in receivables for the third quarter of fiscal 2013 decreased 3.2 days from the same quarter one year ago primarily due to improved collections in Japan and Europe and a lower concentration of sales with longer payment terms in Japan, partially offset by a higher concentration of sales with longer payment terms in Korea and China.

Annualized Inventory Turns

We calculate annualized inventory turns as the cost of sales during the quarter annualized and divided by net inventories at the end of the period. This indicates how well we are managing our inventory levels, with higher inventory turns resulting in more working capital availability and a higher return on our investments in inventory. The more money we have tied up in inventory, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business. Our annualized inventory turns for the third quarter of fiscal 2013 increased slightly by 0.2 turns from the same quarter one year ago primarily due to the impact of increased sales volumes in relation to inventory levels in certain businesses.

Capital Spending as a Percentage of Net Sales

Capital spending as a percentage of net sales (“capital spending percentage”) is calculated as capital expenditures for the period divided by net sales for the period.  Capital spending percentage indicates the extent to which we are expanding or improving our operations, including investments in technology and equipment.  Management monitors capital spending levels as this assists management in measuring our cash flows, net of capital expenditures. Our capital spending percentage decreased to 2.3% from 5.5% for the third quarter and to 2.6% from 5.3% for the first nine months of fiscal 2013 compared to the same periods one year ago. During fiscal 2012 we invested in manufacturing and refurbishment capacity in Germany and Korea.

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
Below is the reconciliation of our net income as a percentage of net sales to our adjusted EBITDA as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net income as a percentage of net sales	7.8%	8.8%	7.7%	8.7%
Income tax expense	1.8%	3.6%	2.0%	3.8%
Interest and other income (expense), net	1.0%	0.6%	0.6%	0.1%
Depreciation and amortization	4.3%	3.8%	4.5%	3.8%
Inventory step up	0.2%	—%	0.2%	—%
Stock based compensation	2.2%	2.1%	2.4%	2.1%
Adjusted EBITDA as a percentage of net sales	17.3%	18.9%	17.4%	18.5%

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

RESULTS OF OPERATIONS

CONSOLIDATED SUMMARY

The following table sets forth, for the periods indicated, the percentage of total net sales represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.0%	59.1%	60.3%	59.0%
Gross profit	39.0%	40.9%	39.7%	41.0%
Operating expenses:
Research and development	10.2%	9.8%	10.3%	10.1%
Selling, general and administrative	18.1%	16.8%	18.9%	17.7%
Amortization of intangible assets	0.6%	0.9%	0.7%	0.8%
Total operating expenses	28.9%	27.5%	29.9%	28.6%
Income from operations	10.1%	13.4%	9.8%	12.4%
Other income (net)	(0.5)%	(1.0)%	(0.1)%	0.1%
Income before income taxes	9.6%	12.4%	9.7%	12.5%
Provision for income taxes	1.8%	3.6%	2.0%	3.8%
Net income	7.8%	8.8%	7.7%	8.7%

Net income for the third quarter of fiscal 2013 was $16.7 million ($0.68 per diluted share) including $3.4 million of after-tax stock-related compensation expense, $2.2 million amortization of intangible assets and $0.3 million of purchase accounting adjustments related to inventory step up. Net income for the third quarter of fiscal 2012 was $17.2 million ($0.72 per diluted share) including $2.9 million of after-tax stock-related compensation expense and $1.2 million amortization of intangible assets. Net income for the first nine months of fiscal 2013 was $45.8 million ($1.87 per diluted share) including $10.5 million of after-tax stock-related compensation expense, $5.8 million amortization of intangible assets, $1.1 million of purchase accounting adjustments related to inventory step up and a benefit of $1.4 million related to the renewal of the federal research and development tax credits for fiscal 2012. Net income for the first nine months of fiscal 2012 was $50.4 million ($2.10 per diluted share) including $8.4 million of after-tax stock-related compensation expense, $3.5 million amortization of intangible assets and a $1.6 million net release of tax reserves and related interest as a result of the closure of open state tax years.

NET SALES

Market Application

The following tables set forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by market application (dollars in thousands):

	Three Months Ended
	June 29, 2013		June 30, 2012
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Microelectronics	$112,000	52.4%	$97,176	49.5%
OEM components and instrumentation	37,358	17.5%	35,678	18.2%
Materials processing	34,415	16.1%	28,423	14.4%
Scientific and government programs	29,952	14.0%	35,106	17.9%
Total	$213,725	100.0%	$196,383	100.0%

	Nine Months Ended
	June 29, 2013		June 30, 2012
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Microelectronics	$301,052	50.4%	$281,344	48.5%
OEM components and instrumentation	114,130	19.1%	109,486	18.8%
Materials processing	90,002	15.1%	78,280	13.5%
Scientific and government programs	91,801	15.4%	111,324	19.2%
Total	$596,985	100.0%	$580,434	100.0%

 Quarterly

Net sales for the third quarter of fiscal 2013 increased by $17.3 million, or 9%, including a decrease of $6.3 million due to the impact of foreign currency exchange rates, compared to the third quarter of fiscal 2012.  Net sales increased $6.7 million due to the acquisitions of Lumera at the end of the first quarter of fiscal 2013 and Innolight during the first quarter of fiscal 2013. Sales increases in the microelectronics, materials processing and OEM components and instrumentation markets were partially offset by decreases in the scientific and government programs market.

The increase in the microelectronics market of $14.8 million, or 15%, was primarily due to higher shipments for flat panel display applications. Sales in the materials processing market increased $6.0 million, or 21%, primarily due to higher shipments for marking and hole drilling applications and the acquisition of Lumera at the end of the first quarter of fiscal 2013. The increase in the OEM components and instrumentation market of $1.7 million, or 5%, was due primarily to higher shipments for bio-instrumentation and medical applications (including the acquisition of Lumera at the end of the first quarter of fiscal 2013) partially offset by lower shipments for military and graphic arts and display applications. Sales in the scientific and government programs market decreased $5.2 million, or 15%, primarily due to lower demand for advanced research applications used by university and government research groups partly due to lower U.S. and global stimulus funding and budget cuts from government agencies.

Year-to-date

Net sales for the first nine months of fiscal 2013 increased by $16.6 million, or 3%, including a decrease of $11.4 million due to the impact of foreign currency exchange rates, compared to the first nine months of fiscal 2012. The increase includes an increase of $17.3 million due to the acquisitions of Lumera at the end of the first quarter of fiscal 2013 and Innolight during the first quarter of fiscal 2013.

Sales increases in the microelectronics, materials processing and OEM components and instrumentation markets were partially offset by decreases in the scientific and government programs market.

The increase in the microelectronics market of $19.7 million, or 7%, was primarily due to higher sales in flat panel display applications partially offset by lower shipments for solar, micro materials processing, advanced packaging and semiconductor applications. Sales in the material processing market increased $11.7 million, or 15%, primarily due to higher shipments for marking and cutting applications and the acquisition of Lumera at the end of the first quarter of fiscal 2013. The increase in the OEM components and instrumentation market of $4.6 million, or 4%, was due primarily to higher shipments for bio-instrumentation and medical (including the acquisition of Lumera at the end of the first quarter of fiscal 2013) applications partially offset by lower shipments for graphic arts and display applications. Sales in the scientific and government programs market decreased $19.5 million, or 18%, primarily due to lower demand for advanced research applications used by university and government research groups partly due to lower U.S. and global stimulus funding and budget cuts from government agencies.

Backlog represents orders which we expect to be shipped within 12 months. Orders used to compute backlog are generally cancelable and subject to rescheduling by our customers without substantial penalties. Historically, we have not experienced a significant rate of cancellation or rescheduling outside the 12 month period, though we cannot guarantee that the rate of cancellations or rescheduling will not increase in the future. We continue to have a sizable backlog of orders shippable within 12 months of $299.2 million at June 29, 2013, including a significant concentration in the flat panel display market (31%).

The timing for shipments of our higher average selling price excimer products in the flat panel display market have historically and are in the future expected to fluctuate from quarter-to-quarter due to customer scheduling, our ability to manufacture these products and/or availability of supplies.  As a result, the timing to convert orders for these products to net sales will likely fluctuate from quarter-to-quarter.

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

The following tables set forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by segment (dollars in thousands):

	Three Months Ended
	June 29, 2013		June 30, 2012
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Specialty Lasers and Systems (SLS)	$149,466	69.9%	$140,407	71.5%
Commercial Lasers and Components (CLC)	64,259	30.1%	55,976	28.5%
Total	$213,725	100.0%	$196,383	100.0%

	Nine Months Ended
	June 29, 2013		June 30, 2012
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Specialty Lasers and Systems (SLS)	$423,608	71.0%	$414,338	71.4%
Commercial Lasers and Components (CLC)	173,377	29.0%	166,096	28.6%
Total	$596,985	100.0%	$580,434	100.0%

Quarterly

Net sales for the third quarter of fiscal 2013 increased by $17.3 million, or 9%, compared to the third quarter of fiscal 2012, with increases of $9.1 million, or 6%, in our SLS segment and increases of $8.3 million, or 15%, in our CLC segment.

The increase in our SLS segment sales included an increase of $6.7 million due to the acquisitions of Lumera at the end of the first quarter of fiscal 2013 and Innolight during the first quarter of fiscal 2013. By market application, including Lumera, the increase was primarily due to higher net sales for flat panel display, materials processing and medical applications partially offset by lower shipments for scientific and government programs as well as advanced packaging, micro materials processing and solar applications. The increase in our CLC segment sales was primarily due to higher advanced packaging, instrumentation and materials processing application sales.

Year-to-date

Net sales for the first nine months of fiscal 2013 increased by $16.6 million, or 3%, compared to the first nine months of fiscal 2012, with increases of $9.3 million, or 2%, in our SLS segment and increases of $7.3 million, or 4%, in our CLC segment.

The increase in our SLS segment sales includes an increase of $17.3 million due to the acquisitions of Lumera at the end of the first quarter of fiscal 2013 and Innolight during the first quarter of fiscal 2013. Excluding the acquisitions, SLS segment sales decreased due to lower shipments for scientific and government programs, advanced packaging, micro materials processing and solar applications partially offset by higher net sales for flat panel display and materials processing applications. The increase in our CLC segment sales was primarily due to higher instrumentation, advanced packaging, materials processing and medical application sales partially offset by lower military and scientific and government programs application sales.

GROSS PROFIT

Consolidated

Our gross profit rate decreased to 39.0% in the third quarter of fiscal 2013 from 40.9% in the third quarter of fiscal 2012 and decreased to 39.7% from 41.0% in the first nine months of fiscal 2013 compared to the same period one year ago.

The third quarter decrease in the gross profit rate of 1.9% was primarily due to unfavorable product margins (1.1%) resulting from the unfavorable impact of foreign exchange rates and unfavorable mix partially offset by the impact of favorable volumes net of higher than expected manufacturing costs related to the production of our complex flat panel annealing systems; higher intangibles amortization (0.7%) due to the acquisitions of Lumera at the end of the first quarter of fiscal 2013 and Innolight in the first quarter of fiscal 2013; and higher other costs (0.5%) primarily due to inventory step up amortization from the acquisition of Lumera and higher inventory provisions, freight and duty as a percentage of sales partially offset by lower warranty costs (0.4%) due to lower warranty expenses as a percentage of net sales in the microelectronics market and lower warranty events in the scientific market.

The 1.3% decrease in the gross profit rate during the first nine months of fiscal 2013 was primarily due to unfavorable product margins (0.9%) resulting from the impact of lower volumes in several business units in the first two quarters of fiscal 2013, higher than expected manufacturing costs due to longer cycle times related to the production of our complex flat panel annealing systems and unfavorable mix in the instrumentation market net of favorable mix in the microelectronics market; higher intangibles amortization (0.5%) due to the acquisitions of Lumera at the end of the first quarter of fiscal 2013 and Innolight in the first quarter of fiscal 2013; higher other costs (0.4%) primarily due to inventory step up amortization from the acquisition of Lumera and higher inventory provisions; and higher stock-related compensation expense (0.1%). The unfavorable product margin was partially offset by lower warranty costs (0.6%) due to lower warranty expenses as a percentage of net sales in the microelectronics market.

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

Specialty Lasers and Systems

The gross profit rate in our SLS segment decreased to 40.3% in the third quarter of fiscal 2013 from 42.7% in the third quarter of fiscal 2012 and decreased to 41.6% from 42.9% in the first nine months of fiscal 2013 compared to the same period one year ago.

The 2.4% third quarter decrease in the gross profit rate was primarily due to unfavorable product costs (2.2%) resulting from the unfavorable impact of foreign exchange rates and higher than expected manufacturing costs related to the production of our complex flat panel annealing systems and higher intangibles amortization (0.9%) due to the acquisitions of Lumera at the end of the first quarter of fiscal 2013 and Innolight in the first quarter of fiscal 2013. The unfavorable product costs were partially offset by lower warranty costs (0.7%) due to fewer warranty events and higher sales volumes.

The 1.3% decrease in the gross profit rate during the first nine months of fiscal 2013 was primarily due to unfavorable product costs (0.8%) resulting from the impact of lower volumes in several business units and higher than expected manufacturing costs due to longer cycle times related to the production of our complex flat panel annealing systems net of favorable mix in the microelectronics market, higher intangibles amortization (0.7%) due to the acquisitions of Lumera at the end of the first quarter of fiscal 2013 and Innolight in the first quarter of fiscal 2013 and higher other costs (0.4%) due to inventory step up amortization from the acquisition of Lumera and higher inventory provisions, partially offset by lower warranty costs (0.6%) due to fewer warranty events and higher sales volumes.

Commercial Lasers and Components

The gross profit rate in our CLC segment decreased to 36.7% in the third quarter of fiscal 2013 from 37.1% in the third quarter of fiscal 2012 and decreased to 36.3% from 37.2% in the first nine months of fiscal 2013 compared to the same period one year ago.

The 0.4% third quarter decrease in the gross profit rate was primarily due to higher other costs (1.8%) due to higher inventory provisions, freight and duty as a percentage of sales, higher warranty costs due to higher warranty events (0.4%) and higher intangibles amortization (0.1%) partially offset by favorable product costs (1.9%) resulting from the impact of higher volumes in the microelectronics and instrumentation markets net of unfavorable mix in the OEM components instrumentation market.

The 0.9% decrease in the gross profit rate during the first nine months of fiscal 2013 was primarily due to unfavorable product costs (0.9%) resulting from higher product cost and unfavorable mix in the OEM components and instrumentation market net of the impact of higher volumes, higher other costs (0.5%) due to higher inventory provisions, freight and duty as a percentage of sales and higher intangibles amortization (0.1%) partially offset by lower warranty costs due to fewer warranty events (0.6%).

OPERATING EXPENSES:

	Three Months Ended
	June 29, 2013		June 30, 2012
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$21,782	10.2%	$19,306	9.8%
Selling, general and administrative	38,748	18.1%	32,894	16.8%
Amortization of intangible assets	1,290	0.6%	1,723	0.9%
Total operating expenses	$61,820	28.9%	$53,923	27.5%

	Nine Months Ended
	June 29, 2013		June 30, 2012
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$61,229	10.3%	$58,408	10.1%
Selling, general and administrative	113,076	18.9%	102,902	17.7%
Amortization of intangible assets	4,086	0.7%	4,970	0.8%
Total operating expenses	$178,391	29.9%	$166,280	28.6%

Research and development

Quarterly

Research and development (“R&D”) expenses increased $2.5 million, or 13%, during the third fiscal quarter ended June 29, 2013 compared to the same quarter one year ago.  The increase was primarily due to the acquisitions of Lumera and Innolight in the first quarter of fiscal 2013 ($1.4 million), higher other spending on projects and headcount ($0.6 million), higher charges for increases in deferred compensation plan liabilities ($0.3 million) and lower net reimbursements from customers for development projects ($0.2 million).

On a segment basis as compared to the prior year period, SLS research and development spending increased $1.5 million primarily due to the acquisitions of Lumera and Innolight. CLC spending increased $0.6 million due to higher project spending. Corporate and other spending increased $0.4 million primarily due to higher charges for increases in deferred compensation plan liabilities.

Year-to-date

R&D expenses increased $2.8 million, or 5%, during the nine months ended June 29, 2013 compared to the same period one year ago. The increase for the first nine months was primarily due to the acquisitions of Lumera and Innolight in the first quarter of fiscal 2013 ($2.6 million), $0.3 million lower net reimbursements from customers for development projects and higher stock-related compensation expense ($0.2 million) partially offset by the favorable impact of foreign exchange rates ($0.3 million).

On a segment basis for the first nine months of fiscal 2013 as compared to the prior year period, SLS research and development spending increased $1.6 million primarily due to the acquisitions of Lumera and Innolight and lower net reimbursements from customers for development projects partially offset by lower project spending and the impact of foreign exchange rates. CLC project spending increased $0.8 million primarily due to higher payroll and other spending on projects. Corporate and other spending increased $0.4 million due to higher stock-related compensation expense.

Selling, general and administrative

Quarterly

Selling, general and administrative (“SG&A”) expenses increased $5.9 million or 18%, during the third fiscal quarter ended June 29, 2013 compared to the same quarter one year ago.  The increase was primarily due to $2.2 million higher other variable spending on consulting and legal costs, rep commissions, tradeshows and other; $1.5 million higher charges for increases in deferred compensation plan liabilities with the related expenses for decreases in deferred compensation assets recorded in other income (expense); the acquisitions of Lumera and Innolight in the first quarter of fiscal 2013 ($1.3 million); $1.0 million higher payroll spending due to higher variable compensation, higher sales commissions and increased salaries; and $0.3 million higher stock-related compensation expense partially offset by the favorable impact of foreign exchange rates ($0.4 million).

On a segment basis as compared to the prior year period, SLS segment expenses increased $2.4 million primarily due to the acquisitions of Lumera and Innolight, higher payroll spending and higher other variable spending. CLC spending increased $1.1 million primarily due to higher payroll and other variable spending.   Spending for Corporate and other increased $2.3 million primarily due to higher charges for increases in deferred compensation plan liabilities, higher payroll spending and higher stock-related compensation expense.

Year-to-date

SG&A expenses increased $10.2 million, or 10%, during the nine months ended June 29, 2013 compared to the same period one year ago. The increase for the first nine months was primarily due to $3.2 million higher payroll spending due to higher headcount and increased salaries, higher variable compensation and higher sales commissions; $2.3 million related to the acquisitions of Lumera and Innolight in the first quarter of fiscal 2013; $2.3 million higher other variable spending on consulting and legal costs, rep commissions, depreciation, tradeshows and other; $1.5 million higher stock-related compensation expense; $1.4 million higher charges for increases in deferred compensation plan liabilities with the related expenses for decreases in deferred compensation assets recorded in other income (expense); and increased spending on legal and consulting related to acquisitions ($0.6 million) partially offset by the favorable impact of foreign exchange rates ($1.1 million).

On a segment basis for the first nine months of fiscal 2013 as compared to the prior year period, SLS segment expenses increased $4.3 million primarily due to the acquisitions of Lumera and Innolight, higher other variable spending and higher payroll spending partially offset by the impact of foreign exchange rates. CLC spending increased $1.7 million primarily due to higher payroll and other variable spending. Spending for Corporate and other increased $4.3 million primarily due to higher stock-related compensation expense, higher charges for increases in deferred compensation plan liabilities, higher headcount spending and higher legal and consulting related to acquisitions.

Amortization of intangible assets

Amortization of intangible assets decreased $0.4 million in the three months ended June 29, 2013 and decreased $0.9 million during the nine months ended June 29, 2013 compared to the same periods last year. The decrease for both the third quarter and the first nine months of fiscal 2013 was primarily due to the completion of amortization of certain intangibles from prior acquisitions partially offset by amortization from the acquisitions of Lumera and Innolight in the first quarter of fiscal 2013.

OTHER INCOME (EXPENSE) — NET

Other income, net of other expense, increased $1.0 million and decreased $1.6 million during the three and nine months ended June 29, 2013 compared to the same periods one year ago. The quarterly decrease in net other expense was primarily due to higher gains, net of expenses, on our deferred compensation plan assets ($2.1 million) partially offset by higher net foreign exchange losses ($1.1 million) due to the significant movement in the Japanese Yen in April and June 2013. The decrease in net other income for the first nine months of fiscal 2013 was primarily due to higher net foreign exchange losses ($3.1 million) due to the significant movement in the Japanese Yen at certain times in the first and third quarters of fiscal 2013 partially offset by $1.9 million higher gains, net of expenses, on our deferred compensation plan assets.

INCOME TAXES

The effective tax rate for the third quarter of fiscal 2013 of 18.6% and the effective tax rate of 20.6% for the nine months ended June 29, 2013 were lower than the statutory rate of 35% primarily due to permanent differences related to the benefit of income subject to foreign tax rates that are lower than U.S. tax rates including Korea and Singapore tax exemptions, the benefit of foreign tax credits, the benefit of the federal research and development tax credits including renewal of the federal research and development tax credits for fiscal 2012 and the benefit of releasing foreign tax reserves accrued under ASC 740-10 and related interest. These amounts are partially offset by deemed dividend inclusions under the Subpart F tax rules, stock compensation not deductible for tax purposes and limitations on the deductibility of compensation under IRC Section 162(m).

The effective tax rate for the third quarter of fiscal 2012 of 29.4% and the effective tax rate of 30.4% for the nine months ended June 30, 2012 were lower than the statutory rate of 35% primarily due to permanent differences related to the benefit of foreign tax credits, the benefit of income subject to foreign tax rates that are lower than U.S. tax rates, the benefit of releasing state tax reserves accrued under ASC 740-10 and related interest, the benefit of federal and California research and development tax credits, the benefit of a domestic production activities deduction and the benefit from the unrealized gain on life insurance policy investments related to our deferred compensation plans. These amounts are partially offset by deemed dividend inclusions under the Subpart F tax rules, a valuation allowance related to the release of state tax reserves accrued under ASC 740-10 for California research and development tax credits, state income taxes, limitations on the utilization of certain foreign losses, stock compensation not deductible for tax purposes and limitations on the deductibility of compensation under IRC Section 162(m).

DEFERRED INCOME TAXES

As of June 29, 2013, our condensed consolidated balance sheet included net deferred tax assets, before valuation allowance, of approximately $59.2 million, which consists of tax credit carryovers, accruals and reserves, competent authority offset to transfer pricing tax reserves, employee stock-based compensation expenses, and certain other liabilities. Management periodically evaluates the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is solely dependent on our ability to generate sufficient future taxable income in the applicable jurisdictions during periods prior to the expiration of tax statutes to fully utilize these assets.  After evaluating all available evidence, we have determined that it is “more likely than not” that a portion of the deferred tax assets would not be realized and we have a total valuation allowance of $10.3 million as of June 29, 2013. We intend to maintain the valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

At June 29, 2013, we had assets classified as cash and cash equivalents, as well as time deposits and fixed income securities classified as short-term investments, in an aggregate amount of $201.7 million, compared to $224.9 million at September 29, 2012. At June 29, 2013, approximately $122.7 million of this cash and securities was held in certain of our foreign subsidiaries, $55.2 million of which was denominated in currencies other than the U.S. dollar. We currently have approximately $111.4 million of the cash, including investments in U.S. Treasury securities, held by our foreign subsidiaries where we intend to permanently reinvest our accumulated earnings in these entities and our current plans do not demonstrate a need for these funds to support our domestic operations. If, however, a portion of these funds were needed for and distributed to our operations in the United States, we would be subject to additional U.S. income taxes and foreign withholding taxes. The amount of the taxes due would depend on the amount and manner of repatriation, as well as the location from where the funds are repatriated. We actively monitor the third-party depository institutions that hold these assets, primarily focusing on the safety of principal and secondarily maximizing yield on these assets. We diversify our cash and cash equivalents and investments among various financial institutions, money market funds and sovereign debt in order to reduce our exposure should any one of these financial institutions or financial instruments fail or encounter difficulties. To date, we have not experienced any material loss or lack of access to our invested cash, cash equivalents or short-term investments. However, we can provide no assurances that access to our invested cash, cash equivalents or short-term investments will not be impacted by adverse conditions in the financial markets.

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

	Nine Months Ended
	June 29, 2013	June 30, 2012
	(in thousands)
Net cash provided by operating activities	$66,759	$43,711
Sales of shares under employee stock plans	15,708	11,537
Repurchase of common stock	—	(24,999)
Cash dividend paid on common stock	(24,040)	—
Capital expenditures	(15,366)	(30,613)
Acquisition of businesses, net of cash acquired	(67,289)	—

Net cash provided by operating activities increased by $23.0 million for the first nine months of fiscal 2013 compared to the same period one year ago. The increase in cash provided by operating activities was primarily due to lower purchases of inventories and accounts payable partially offset by timing of tax payments. We believe that our existing cash, cash equivalents and short term investments combined with cash to be provided by operating activities will be adequate to cover our working capital needs and planned capital expenditures for at least the next 12 months to the extent such items are known or are reasonably determinable based on current business and market conditions. However, we may elect to finance certain of our capital expenditure requirements through borrowings under our bank credit facilities or other sources of capital. We continue to follow our strategy to further strengthen our financial position by using available cash flow to fund operations.

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

During fiscal 2012, we repurchased and retired 543,200 shares of outstanding common stock at an average price of $45.99 per share for a total of $25.0 million, excluding expenses, completing the repurchase. On October 4, 2012, the Board of Directors authorized the repurchase of up to $25.0 million of our common stock. No repurchases were made in the first nine months of fiscal 2013.

Additional sources of cash available to us were domestic and international currency lines of credit and bank credit facilities totaling $64.4 million as of June 29, 2013, of which $62.0 million was unused and available. These unsecured credit facilities were used in Europe and Japan during the first nine months of fiscal 2013. Our domestic line of credit consists of a $50 million unsecured revolving credit account with Union Bank of California, which expires on May 31, 2014 and is subject to covenants related to financial ratios and tangible net worth. No amounts have been drawn upon our domestic line of credit and $2.4 million of the international currency lines has been used as guarantees as of June 29, 2013.

Our ratio of current assets to current liabilities was 3.7:1 at June 29, 2013 compared to 4.0:1 at September 29, 2012. The decrease in our ratio is primarily due to decreases in cash and short-term investments and increases in accounts payable and other current liabilities net of lower taxes payable. Our cash and cash equivalents, short-term investments, working capital and debt obligations are as follows:

	June 29, 2013	September 29, 2012
	(in thousands)
Cash and cash equivalents	$81,311	$67,761
Short-term investments	120,371	157,168
Working capital	445,100	460,697
Total debt obligations	6	19

Contractual Obligations and Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Regulation S-K of the Securities Act of 1933. Information regarding our long-term debt payments, operating lease payments, asset retirement obligations, purchase commitments with suppliers and purchase obligations is provided in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended September 29, 2012. There have been no material changes in contractual obligations outside of the ordinary course of business since September 29, 2012. Information regarding our other financial commitments at June 29, 2013 is provided in the notes to the condensed consolidated financial statements in this filing.

Changes in Financial Condition

Cash provided by operating activities during the first nine months of fiscal 2013 was $66.8 million, which included net income of $45.8 million, depreciation and amortization of $26.7 million, stock-based compensation expense of $14.3 million and $0.3 million other partially offset by cash used by operating assets and liabilities of $20.3 million.

Cash used in investing activities during the first nine months of fiscal 2013 was $46.2 million, which included $67.3 million used to acquire Lumera and Innolight and $15.2 million used to acquire property and equipment and improve buildings partially offset by $36.3 million net sales of available-for-sale securities.

Cash used by financing activities during the first nine months of fiscal 2013 was $12.5 million, which included a $24.0 million cash dividend on our common stock and $4.2 million other partially offset by $15.7 million generated from our employee stock option and stock purchase plans.

Changes in exchange rates during the first nine months of fiscal 2013 increased our cash balances by $5.5 million.

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

Interest rate sensitivity

A portion of our investment portfolio is composed of fixed income securities. These securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately (whether due to changes in overall market rates or credit worthiness of the issuers of our individual securities) and uniformly by 10% from levels at June 29, 2013, the fair value of the portfolio, based on quoted market prices in active markets involving similar assets, would decline by an immaterial amount due to their short-term maturities. We have the ability to generally hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. If necessary, we may sell short-term investments prior to maturity to meet our liquidity needs.

At June 29, 2013, the fair value of our available-for-sale debt securities was $120.4 million, all of which were classified as short-term investments.  Gross unrealized gains and losses on available-for-sale debt securities were $504,000 and $(18,000), respectively, at June 29, 2013.

Foreign currency exchange risk

We maintain operations in various countries outside of the United States and have foreign subsidiaries that manufacture and sell our products in various global markets. The majority of our sales are transacted in U.S. dollars. However, we do generate net sales in other currencies, primarily the Japanese Yen, the Euro and the Korean Won. As a result, our earnings, cash flows and cash balances are exposed to fluctuations in foreign currency exchange rates. We attempt to limit these exposures through financial market instruments. We utilize derivative instruments, primarily forward contracts with maturities of three months or less, to manage our exposure associated with anticipated cash flows and net asset and liability positions denominated in foreign currencies. Gains and losses on the forward contracts are mitigated by gains and losses on the underlying instruments. We do not use derivative financial instruments for trading purposes.

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

At June 29, 2013, approximately $122.7 million of our cash, cash equivalents and short-term investments were held in certain of our foreign subsidiaries, $55.2 million of which was denominated in currencies other than the U.S. dollar.

A hypothetical 10% change in foreign currency rates on our forward contracts would not have a material impact on our results of operations, cash flows or financial position.

The following table provides information about our foreign exchange forward contracts at June 29, 2013. The table presents the weighted average contractual foreign currency exchange rates, the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date and fair value. The U.S. notional fair value represents the contracted amount valued at June 29, 2013 rates.

Forward contracts to sell (buy) foreign currencies (in thousands, except contract rates):

	Average Contract Rate	U.S. Notional Contract Value	U.S. Notional Fair Value
For US Dollars:
Euro	1.3237	$(43,696)	$(43,115)
Japanese Yen	96.8750	$2,590	$2,536
British Pound	1.5544	$2,924	$2,864
Korean Won	1,138.0000	$12,929	$12,872
Chinese Renminbi	6.1850	$9,421	$9,498
Singapore Dollar	1.2595	$(1,471)	$(1,463)

For Euros:
Japanese Yen	98.9501	$8,548	$8,691

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of June 29, 2013 (“Evaluation Date”).  The controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 29, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to legal claims and litigation arising in the ordinary course of business, such as product liability, employment or intellectual property claims, including, but not limited to, the matters described below. Recently, IMRA America, Inc. (“Imra”) filed suit against two of our German subsidiaries alleging infringement of a German patent which had been licensed to Imra by the University of Michigan. The outcome of any such matters is currently not determinable. Although we do not expect that such legal claims and litigation will ultimately have a material adverse effect on our consolidated financial position, results of operations or cash flows, an adverse result in one or more matters could negatively affect our results in the period in which they occur.

Income Tax Audits

We are subject to taxation and file income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. For U.S. federal income tax purposes, all years prior to 2010 are closed to examination. In our major state jurisdiction and our major foreign jurisdictions, the years prior to 2009 and 2006, respectively, are closed to examination. In December 2011 and January 2012, our three German subsidiaries received notices of tax audits for the fiscal years 2006 through 2010. We received a preliminary assessment for two of the German subsidiaries and the amount is immaterial; the audit for the other German subsidiary is currently in process.

Management believes that it has adequately provided for any adjustments that may result from tax examinations. The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that certain federal, foreign and state tax matters may be concluded in the next 12 months. Although the timing of the resolution and/or closure of audits is highly uncertain, it is reasonably possible that the balance of net unrecognized tax benefits including interest and penalties at June 29, 2013 could be reduced by approximately $0.2 million to $2.4 million in the next 12 months.
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

•	the timing of conversion of bookings to net sales;

•	the concentration of a significant amount of our backlog, and resultant net sales, with a few customers;

•	cancellation of customer orders and rescheduling of shipments;

•	fluctuations in our product mix;

•	the ability of our customers' other suppliers to provide sufficient material to support our customers' products;

•	currency fluctuations and stability, in particular the Euro, the Japanese Yen, the Korean Won, the Chinese Renminbi and the US dollar as compared to other currencies;

•	commodity pricing;

•	introductions of new products and product enhancements by our competitors, entry of new competitors into our markets, pricing pressures and other competitive factors;

•	our ability to develop, introduce, manufacture and ship new and enhanced products in a timely manner without defects;

•	our ability to manage our capacity and that of our suppliers;

•	our increased reliance on contract manufacturing;

•	the rate of market acceptance of our new products;

•	the ability of our customers to pay for our products;

•	expenses associated with acquisition-related activities;

•	seasonal sales trends;

•	access to applicable credit markets by us, our customers and their end customers;

•	delays or reductions in customer purchases of our products in anticipation of the introduction of new and enhanced products by us or our competitors;

•	our ability to control expenses;

•	the level of capital spending of our customers;

•	potential excess and/or obsolescence of our inventory;

•	costs and timing of adhering to current and developing governmental regulations and reviews relating to our products and business;

•	costs related to acquisitions of technology or businesses;

•	impairment of goodwill, intangible assets and other long-lived assets;

•	our ability to meet our expectations and forecasts and those of public market analysts and investors;

•	the availability of research funding by governments with regard to our customers in the scientific business, such as universities;

•	continued government spending on defense-related projects where we are a subcontractor;

•	maintenance of supply relating to products sold to the government on terms which we would prefer not to accept;

•	changes in policy, interpretations, or challenges to the allowability of costs incurred under government cost accounting standards;

•	damage to our reputation as a result of coverage in social media, Internet blogs or other media outlets;

•	managing our and other parties' compliance with contracts in multiple languages and jurisdictions;

•	managing our internal and third party sales representatives and distributors, including compliance with all applicable laws;

•	impact of government economic policies on macroeconomic conditions;

•	costs and expenses from litigation;

•	costs associated with designing around or payment of licensing fees associated with issued patents in our fields of business;

•	government support of the alternative energy industries, such as solar;

•	the future impact of legislation, rulemaking, and changes in accounting, tax, defense procurement, or export policies; and

•	distraction of management related to acquisition or divestment activities.

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

Volatility and disruption in the capital and credit markets, depressed consumer confidence, government economic policies, negative economic conditions, volatile corporate profits and reduced capital spending could negatively impact demand for our products. In particular, it is difficult to develop and implement strategy, sustainable business models and efficient operations, as well as effectively manage supply chain relationships in the face of such conditions including uncertainty regarding the ability of some of our suppliers to continue operations and provide us with uninterrupted supply flow. Our ability to maintain our research and development investments in our broad product offerings may be adversely impacted in the event that our sales decline and do not increase in the future. Spending and the timing thereof by consumers and businesses has a significant impact on our results and, where such spending is delayed or canceled, it could have a material negative impact on our operating results. The current global economic conditions remain uncertain and challenging. Weakness in our end markets could negatively impact our net sales, gross margin and operating expenses, and consequently have a material adverse effect on our business, financial condition and results of operations.

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

We participate in the flat panel display market, which has a relatively limited number of end customer manufacturers.  Our backlog, timing of net sales and results of operations could be negatively impacted in the event our customers reschedule orders.

In the flat panel display market, there are a relatively limited number of manufacturers who are the end customers for our annealing products.  Given macroeconomic conditions, varying consumer demand and technical process limitations at manufacturers, our customers may seek to reschedule or cancel orders. Challenges in meeting evolving technological requirements for these complex products by us and our suppliers could also result in delays in shipments, rescheduled or canceled orders by our customers. This could negatively impact our backlog, timing of net sales and results of operations.

Additionally, as our backlog includes higher average selling price flat panel display systems, any delays or cancellation of shipments could have a material adverse effect on the company's financial results.

Some of our laser systems are complex in design and may contain defects that are not detected until deployed by our customers, which could increase our costs and reduce our net sales.

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

During industry downturns, our net sales from this market may decline suddenly and significantly. Our ability to rapidly and effectively reduce our cost structure in response to such downturns is limited by the fixed nature of many of our expenses in the near term and by our need to continue our investment in next-generation product technology and to support and service our products. In addition, due to the relatively long manufacturing lead times for some of the systems and subsystems we sell to this market, we may incur expenditures or purchase raw materials or components for products we cannot sell. Accordingly, downturns in the semiconductor capital equipment market may materially harm our operating results. Conversely, when upturns in this market occur, we must be able to rapidly and effectively increase our manufacturing capacity to meet increases in customer demand that may be extremely rapid, and if we fail to do so we may lose business to our competitors and our relationships with our customers may be harmed.

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

For the three and nine months ended June 29, 2013, 79% and 77% of our net sales were derived from customers outside of the United States. For fiscal 2012, fiscal 2011 and fiscal 2010, 76%, 74%, and 67%, respectively, of our net sales were derived from customers outside of the United States. We anticipate that foreign sales, particularly in Asia, will continue to account for a significant portion of our net sales in the foreseeable future.

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

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. This has been seen in our industry, for example in the recently concluded patent-related litigation between Imra and IPG Photonics Corporation and in Imra's recently brought litigation against two of our German subsidiaries. From time to time, like many other technology companies, we have received communications from other parties asserting the existence of patent rights, copyrights, trademark rights or other intellectual property rights which such third parties believe may cover certain of our products, processes, technologies or information. In the future, we may be a party to litigation to protect our intellectual property or as a result of an alleged infringement of others' intellectual property whether through direct claims or by way of indemnification claims of our customers, as, in some cases, we contractually agree to indemnify our customers against third-party infringement claims relating to our products. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages or invalidation of our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation could also force us to do one or more of the following:

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

The long sales cycles for our products may cause us to incur significant expenses without offsetting net sales.

Customers often view the purchase of our products as a significant and strategic decision. As a result, customers typically expend significant effort in evaluating, testing and qualifying our products before making a decision to purchase them, resulting in a lengthy initial sales cycle. While our customers are evaluating our products and before they place an order with us, we may incur substantial sales and marketing and research and development expenses to customize our products to the customers' needs. We may also expend significant management efforts, increase manufacturing capacity and order long lead-time components or materials prior to receiving an order. Even after this evaluation process, a potential customer may not purchase our products. As a result, these long sales cycles may cause us to incur significant expenses without ever receiving net sales to offset such expenses.

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

Our and our customers' operations, logistics and facilities and those of our suppliers and contract manufacturers could be subject to a catastrophic loss from fire, flood, earthquake, volcanic eruption, work stoppages, power outages, acts of war, pandemic illnesses, energy shortages, theft of assets, other natural disasters or terrorist activity. A substantial portion of our research and development activities, manufacturing, our corporate headquarters and other critical business operations are located near major earthquake faults in Santa Clara, California, an area with a history of seismic events. Any such loss or detrimental impact to any of our operations, logistics or facilities could disrupt our operations, delay production, shipments and net sales and result in large expenses to repair or replace the facility. While we have obtained insurance to cover most potential losses, after reviewing the costs and limitations associated with earthquake insurance, we have decided not to procure such insurance. We believe that this decision is consistent with decisions reached by numerous other companies located nearby. We cannot assure you that our existing insurance coverage will be adequate against all other possible losses.
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

Governmental regulations, including duties, affecting the import or export of products could negatively affect our net sales.

The United States and many foreign governments impose tariffs and duties on the import and export of products, including some of those which we sell. In particular, given our worldwide operations, we pay duties on certain products when they are imported into the United States for repair work as well as on certain of our products which are manufactured by our foreign subsidiaries. These products can be subject to a duty on the product value. Additionally, the United States and various foreign governments have imposed tariffs, controls, export license requirements and restrictions on the import or export of some technologies, especially encryption technology. From time to time, government agencies have proposed additional regulation of encryption technology, such as requiring the escrow and governmental recovery of private encryption keys. Governmental regulation of encryption technology and regulation of imports or exports, or our failure to obtain required import or export approval for our products, could harm our international and domestic sales and adversely affect our net sales. From time to time our duty calculations and payments are audited by government agencies.

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

The photonics industry is characterized by extensive research and development, rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. Because this industry is subject to rapid change, it is difficult to predict its potential size or future growth rate. Our success in generating net sales in this industry will depend on, among other things:

•	maintaining and enhancing our relationships with our customers;

•	the education of potential end-user customers about the benefits of lasers and laser systems; and

•	our ability to accurately predict and develop our products to meet industry standards.

For the three and nine months ended June 29, 2013, our research and development costs were $21.8 million (10.2% of net sales) and $61.2 million (10.3% of net sales). For our fiscal years 2012, 2011 and 2010, our research and development costs were $78.3 million (10.2% of net sales), $81.2 million (10.1% of net sales) and $72.4 million (12.0% of net sales), respectively. We cannot assure you that our expenditures for research and development will result in the introduction of new products or, if such products are introduced, that those products will achieve sufficient market acceptance or to generate sales to offset the costs of development. Our failure to address rapid technological changes in our markets could adversely affect our business and results of operations.

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

Coherent, Inc.
(Registrant)

Date:	August 7, 2013	/s/:	JOHN R. AMBROSEO
John R. Ambroseo
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 7, 2013	/s/:	HELENE SIMONET
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