Form 10-K
period 2013-09-28
COHERENT INC
filed 2013-11-27
CIK 21510

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 28, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of November 22, 2013, 24,816,399 shares of common stock were outstanding. The aggregate market value of the voting shares (based on the closing price reported on the NASDAQ Global Select Market on March 30, 2013, of Coherent, Inc., held by nonaffiliates was approximately $1,100,770,185. For purposes of this disclosure, shares of common stock held by persons who own 5% or more of the outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the Rules and Regulations of the Exchange Act. This determination of affiliate status is not necessarily conclusive.
DOCUMENT INCORPORATED BY REFERENCE

Use these links to rapidly review the document

PART IV

Portions of the registrant's Proxy Statement for the registrant's fiscal 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of the Form 10-K to the extent stated herein. The Proxy Statement or an amended report on Form 10-K will be filed within 120 days of the registrant's fiscal year ended September 28, 2013.

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
Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below in "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and under the heading "Risk Factors." All forward-looking statements included in this document are based on information available to us on the date hereof. We undertake no obligation to update these forward-looking statements as a result of events or circumstances or to reflect the occurrence of unanticipated events or non-occurrence of anticipated events, except to the extent required by law.

PART I

ITEM 1.    BUSINESS
GENERAL
Business Overview
Our fiscal year ends on the Saturday closest to September 30. Fiscal years 2013, 2012 and 2011 ended on September 28, September 29, and October 1, respectively, and are referred to in this annual report as fiscal 2013, fiscal 2012 and fiscal 2011 for convenience. Fiscal years 2013, 2012 and 2011 included 52 weeks.
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
We are organized into two operating segments: Specialty Lasers and Systems ("SLS") and Commercial Lasers and Components ("CLC"). This segmentation reflects the go-to-market strategies for various products and markets. While both segments deliver cost-effective photonics solutions, SLS develops and manufactures configurable, advanced performance products largely serving the microelectronics, scientific research and government programs and OEM components and instrumentation markets. The size and complexity of many of the SLS products require service to be performed at the customer site by factory-trained field service engineers. CLC focuses on higher volume products that are offered in set configurations. The product architectures are designed for easy exchange at the point of use such that substantially all product service and repairs are based upon advanced replacement and depot (i.e., factory) repair. CLC's primary markets include materials processing, original equipment manufacturer ("OEM") components and instrumentation and microelectronics.
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
Additional information about Coherent, Inc. (referred to herein as the Company, we, our, or Coherent) is available on our web site at www.coherent.com. We make available, free of charge on our web site, access to our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after we file or furnish them electronically with the Securities and Exchange Commission ("SEC"). Information contained on our web site is not part of this annual report or our other filings with the SEC. Any product, product name, process, or technology described in these materials is the property of Coherent.
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
Microelectronics—flat panel display manufacturing
The high-volume consumer market is driving the production of FPDs in applications such as mobile phones, tablets, ultrabooks, laptop computers, and TVs. There are several types of established and emerging displays based on quite different technologies, including liquid crystal ("LCD") and organic polymers ("OLED"). Each of these technologies utilize laser applications given that lasers provide higher process speed, better yield, improved battery life, lower cost and/or superior display brightness and resolution.
Several display types require a high-density pattern of silicon thin film transistors ("TFTs"). If this silicon is polycrystalline, the display performance is greatly enhanced. In the past, these polysilicon layers could only be produced on expensive special glass at high temperatures. However, excimer-based processes, such as excimer laser annealing ("ELA") have allowed high-volume production of low-temperature polysilicon ("LTPS") on conventional glass substrates. Our excimer lasers provide an invaluable solution for LTPS because they are the only industrial-grade excimer lasers with the high pulse energy optimized for this application. The current state-of-the-art product for this application is our excimer VYPER laser, which delivers over 1000W of power, enabling customers to scale to current Generation 5 & 5.5 substrates all the way up to Generation 8 sizes. These systems are integral to the manufacturing process on all leading LTPS-based smart phone displays, with the highest commercially available pixel densities of greater than 300 pixels per inch (ppi) and hold the potential for deployment in tablet display and OLED TV manufacturing.
Our AVIA, Rapid, Talisker and DIAMOND lasers are also used in other production processes for FPDs. These processes include drilling, cutting, patterning, marking and yield improvement.
Lasers have also become a valuable tool in high-brightness ("HB") LED manufacturing, improving LED performance and yield. LED has seen rapid growth over the last several years due to widespread adoption as the light source in all categories of LCD displays, from phones all the way to full size TVs. Our lasers are used in the back-end processing of HB-LEDs.
Microelectronics—advanced packaging and interconnects
After a wafer is patterned, there are then a host of other processes, referred to as back-end processing, which finally result in a packaged encapsulated silicon chip. Ultimately, these chips are then assembled into finished products. The advent of high-speed logic and high-memory content devices has caused chip manufacturers to look for alternative technologies to improve performance and lower process costs. In terms of materials, this search includes new types of materials, such as low-k and thinner silicon. Our AVIA, Rapid, Talisker and Matrix lasers provide economical methods of cutting and scribing these wafers while delivering higher yields than traditional mechanical methods.
There are similar trends in chip packaging and PCB manufacturing requiring more compact packaging and denser interconnects. In many cases, lasers present enabling technologies. For instance, lasers are now the only economically practical method for drilling microvias in chip substrates and in both rigid and flexible PCBs. These microvias are tiny interconnects that are essential for enabling high-density circuitry commonly used in smart phones, tablets and advanced computing systems. Our DIAMOND carbon dioxide ("CO2") and AVIA diode pumped solid state ("DPSS") lasers are the lasers of choice in this application. The ability of these lasers to operate at very high repetition rates translates into faster drilling speeds and increased throughput in microvia processing applications. In addition, multi-layer circuit boards require more flexible production methods than conventional printing technologies can offer, which has led to widespread adoption of laser direct imaging ("LDI"). Our Paladin laser is used for this application.
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
Our high power industrial laser systems are used for cutting, welding, cladding and hardening of metals, as well as other materials processing applications.
Our Semiconductor business provides higher power arrays with powers in excess of 50 kilowatts through proprietary cooling and stacking technology. This unique technology provides the engine for both our Highlight direct diode systems as well as our kW class fiber lasers. Our differentiated fiber laser design offers our customers a higher level of integration and additional options for product serviceability. Our fiber lasers are used for metal cutting, cladding and welding applications.
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
We also participate in the low to medium power area, including such applications as the cutting, drilling and joining of a host of materials using our DIAMOND CO2 lasers; Highlight fiber array product ("FAP") semiconductor lasers in OEM opportunities and direct end user applications with the lower power OMNIBEAM and METABEAM cutting tools; applications including cutting, perforating and scoring of paper, thin metals and packaging materials; and various cutting and patterning applications in the textile, wood and sign industries. In the specific area of textiles and clothing, our DIAMOND lasers service older applications, such as cutting complex shapes in leather for footwear, as well as newer applications such as creating detailed fade patterns on designer denims.
Laser marking and coding are generally considered part of the precision materials processing applications market for which we remain a leading supplier. One such area where applications are growing rapidly is the displacement of ink-jet coding due to both aesthetic and environmental pressures. The optimum choice of laser depends on the material being marked, whether it is a surface mark (engraved) or a sub-surface mark, and the specific economics of the application. Our DIAMOND C and GEM Series of CO2 lasers provide many systems manufacturers with a reliable cost effective source for marking and engraving on non-metals. In addition, our Matrix product line of reliable, compact and low-cost DPSS lasers provides an ideal solution for marking of other materials in high volume manufacturing.
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

Bio-instrumentation
Bio-instrumentation applications for lasers include bio-agent detection for point source and standoff detection of pathogens or other bio-toxins; confocal microscopy for biological imaging that allows researchers and clinicians to visualize cellular and subcellular structures and processes with an incredible amount of detail; DNA sequencing that provides automation and data acquisition rates that would be impossible by any other method; drug discovery—genomic and proteomic analyses that enable drug discovery to proceed at very high throughput rates; and flow cytometry for analyzing single cells or populations of cells in a heterogeneous mixture, including blood samples. Our OBIS, Galaxy, Sapphire, Compass and Coherent CUBE lasers are used in several bio-instrumentation applications.
Medical Therapy
We sell a variety of components and lasers to medical laser companies in end-user applications such as ophthalmology, aesthetic, surgical, therapeutic and dentistry. Our DIAMOND series CO2 lasers are widely used in ophthalmic, aesthetic and surgical markets. We have a leading position in Lasik and photorefractive keratectomy surgery methods with our ExciStar XS excimer laser platform. With the acquisition of Lumera, we now have ultrafast lasers targeted for use in laser cataract surgery.
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
LTPS-based high resolution mobile displays (greater than 300ppi), and especially the emergence of OLED technology, is evolving as the prevalent FPD technology. We believe we are well positioned, especially with our Vyper Excimer lasers and LB optical systems, to take advantage of this trend, including the possibility of LTPS-based OLED TVs and flexible OLED displays.

CO2, Avia, Rapid, Talisker, Helios and direct diode lasers all seem aligned with the need for related FPD touch panel, film cutting, light guide technology, repair, frit welding and glass cutting applications.

The trend for thinner and lighter devices is impacting the glass substrates used in today’s mobile devices requiring thinner glass with higher degrees of mechanical strength and scratch resistance. Mechanical means of cutting these glass panels are no longer adequate to meet future requirements and we expect lasers to play an increased role. Our CO2 and Rapid lasers are well positioned to take advantage of this trend.
Semiconductor devices look set to continue Moore's Law, shrinking device geometries for at least another decade, as well as expanding vertically into new 3D structures. As a result we believe our many UV laser sources (such as Azure, Paladin, Avia, Talisker, ExiStar and Matrix) will continue to find increasing adoption, since their unique optical properties align well with the process demands of a nanometer scale world.
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
The market for kW class fiber lasers has seen strong growth in recent years, replacing legacy multi-kW CO2 lasers in metal cutting and other applications. This trend will likely continue into the future. We believe we are well positioned to benefit from this large and growing market with our line of kW fiber lasers.
Our four-pronged approach to the higher power industrial laser market provides us with a unique combination of high power, precision and compact size, which we believe will be highly desirable in existing manufacturing environments as well as those of the future. We offer kilowatt Diamond CO2 lasers, Highlight fiber and direct diode lasers as well as the MetaBEAM family of turnkey laser machine tools. Several factors are enabling us to gain market share in the materials processing market. We have developed an expanded portfolio of lasers with a broad spectrum of wavelengths, enabling optimum solutions for virtually every metal and non-metal material type. At the same time, the reliability of these products has been achieved at even higher levels, lowering the cost of ownership.
OEM components and instrumentation
The instrumentation market is seeing a gradual migration from the use of mature laser technologies, such as water-cooled ion gas lasers, to new technologies, primarily based on solid state and semiconductor lasers. Using our unique portfolio of such lasers, as well as our patented OPSL technology, we are able to both assist and stimulate this transition as well as to be the technology of choice for developing applications such as security and clinical diagnostics. Our OPSL technology resulted in the first truly continuous wave solid-state UV laser which enables the use of UV in a clinical as well as a research environment. Furthermore we anticipate greater future opportunities in bio-instrumentation, including DNA sequencing, drug discovery, flow cytometry, and microscopy, based on our product enhancements and evolving market developments, particularly in increased migration from clinical to point-of-care diagnostics. Our newer laser technologies are the basis of a number of clinical procedures. In the area of photocoagulation, our Genesis OPSL yellow lasers are being used as the wavelength is particularly suitable for the treatment of blood vessels. In aesthetic laser procedures, we are an OEM supplier of CO2 and semiconductor lasers to the major manufacturers of equipment used in the latest procedures in dermatology and hair removal. We supply excimer lasers used in refractive eye surgery and are actively involved in further developments in laser vision correction including use of ultrafast lasers in applications such as laser cataract surgery where higher precision and use of advanced implants enable better and more reliable patient outcomes. Laser cataract surgery is a relatively new application which is expected to see strong growth over the next several years.
Scientific research and government programs
The scientific market benefited from stimulus funding during fiscal 2011, with applications in ultrashort pulses and in bio-research being the drivers of this anticipated expansion. We have recently seen the total amount of government-related funding for scientific research decline to pre-stimulus levels and it is unclear whether or to what extent the recent "U.S. fiscal cliff" experience will impact future government research funding. However, we believe that as we push the boundaries of performance and ease of use in our ultrafast lasers, we have the potential to capture a large share of the available market by enabling our customers to win funding for new research fields that drive discovery. While these markets remain highly competitive, we believe our leadership position and new product pipeline will drive attosecond science boundaries and biological imaging ease of use, enabling new research frontiers to be forged and we would expect a gain in market share as a result.
MARKET APPLICATIONS
We design, manufacture and market lasers, laser tools, precision optics and related accessories for a diverse group of customers. The following table lists our major markets and the Coherent technologies serving these markets.*

Market	Application	Technology
Microelectronics	Flat panel display	CO2 DPSS Excimer Ultrafast Semiconductor
	Advanced packaging and interconnects	CO2 DPSS Excimer Ultrafast
	Semiconductor front-end	CO2 DPSS OPSL Excimer Ion
Materials processing	Metal cutting, joining, surface treatment	CO2 Fiber Semiconductor Laser Machine Tools
	Laser marking and coding	CO2 DPSS
	Non-metal cutting, drilling	CO2 DPSS Excimer Semiconductor Laser Machine Tools
OEM components and instrumentation	Bio-Instrumentation	DPSS OPSL Semiconductor Ultrafast
	Graphic arts and display	OPSL CO2
	Medical therapy (OEM)	CO2 DPSS Ultrafast Excimer OPSL Semiconductor
Scientific research and government programs	All scientific applications	DPSS Excimer OPSL Ultrafast
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
Ultrafast ("UF") Lasers
Ultrafast lasers are lasers generating light pulses with durations of a few femtoseconds (10-15 seconds) to a few tens of picoseconds (10-11 seconds). These types of lasers are used for medical, advanced microelectronics and materials processing applications as well as scientific research. UF laser oscillators generate a train of pulses at 50-100 MHz, with peak powers of tens of kilowatts, and UF laser amplifiers generate pulses at 1-2000 kHz, with peak powers up to several Terawatts.
The extremely short duration of UF laser pulses enables temporally resolving fast events like the dynamics of atoms or electrons. In addition, the high peak power enables so-called non-linear effects where several photons can be absorbed by a molecule at the same time. This type of process enables applications like multi-photon excitation microscopy or UF ablation of materials with high precision and minimal thermal damage.
SALES AND MARKETING
We primarily market our products in the United States through a direct sales force. Our foreign sales are made principally to customers in South Korea, Japan, Germany and other European and Asia-Pacific countries. We sell internationally through direct sales personnel located in Canada, France, Germany, Italy, Japan, the Netherlands, China, South Korea, Taiwan and the United Kingdom, as well as through independent representatives in certain jurisdictions around the world. Foreign sales accounted for 77% of our total net sales in fiscal 2013, 76% of our total net sales in fiscal 2012 and 74% of our total net sales in fiscal 2011. In fiscal 2013, sales to Asian markets continued to grow at a faster rate than sales to other geographic regions. Sales made to independent representatives and distributors are generally priced in U.S. dollars. A large portion of foreign sales that we make directly to customers are priced in local currencies and are therefore subject to currency exchange fluctuations. Foreign sales are also subject to other normal risks of foreign operations such as protective tariffs, export and import controls and political instability.
We had one customer during fiscal 2013 who contributed more than 10% of revenue, Advanced Process Systems Corporation. We had two customers during fiscal 2012 who contributed more than 10% of revenue, Japan Steel Works, Ltd. and Advanced Process Systems Corporation. There were no major customers over 10% of revenues for fiscal 2011.
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
RESEARCH AND DEVELOPMENT
We are constantly developing and introducing new products as well as improving and refining existing products to better serve the markets we participate in. Our development efforts are focused on designing and developing products, services and solutions that anticipate customers' changing needs and emerging technological trends. Our efforts are also focused on identifying the areas where we believe we can make valuable contributions. Research and development expenditures for fiscal 2013 were $82.8 million, or 10.2% of net sales compared to $78.3 million, or 10.2% of net sales for fiscal 2012 and $81.2 million, or 10.1% of net sales for fiscal 2011. We work closely with customers, both individually and through our sponsored seminars, to develop products to meet customer application and performance needs. In addition, we are working with leading research and educational institutions to develop new photonics based solutions.

MANUFACTURING
Strategies
One of our core manufacturing strategies is to tightly control our supply of key parts, components, sub-assemblies and outsourcing partners. We primarily utilize vertical integration when we have proprietary internal capabilities that are not cost-effectively available from external sources. We believe this is essential to maintain high quality products and enable rapid development and deployment of new products and technologies. We provide customers with 24-hour technical expertise and quality that is International Organization for Standardization ("ISO") certified at our principal manufacturing sites.
Committed to quality and customer satisfaction, we design and produce many of our own components and sub-assemblies in order to retain quality and performance control. We have also outsourced certain components, sub-assemblies and finished goods where we can maintain our high quality standards while improving our cost structure.
As part of our strategy to increase our market share and customer support in Asia as well as our continuing efforts to manage costs, we acquired the business assets of privately-held Hypertronics in the second quarter of fiscal 2011. Hypertronics' assets included an engineering and integration center in Singapore and a low cost manufacturing facility in Penang, Malaysia.  We have increased the footprint of both the Singapore and Malaysia factories and are using these operations to expand our laser manufacturing and repair activities in Asia.  This will allow us to reduce service response time and inventories, providing benefits to us and to our customers.  We have also established an International Procurement Office in Singapore and have started to increase our sourcing of materials from Asia to reduce material costs on a global basis. In fiscal 2012, we opened a tube refurbishment manufacturing site in South Korea to better service our customers in that region. In fiscal 2013, we expanded our manufacturing presence in Germany through the acquisitions of Innolight and Lumera.
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
For a discussion of the importance to our business of, and the risks attendant to sourcing, see "Risk Factors" in item 1A — "We depend on sole source or limited source suppliers, both internal and external, for some of our key components and materials, including exotic materials, certain cutting-edge optics and crystals, in our products, which make us susceptible to supply shortages or price fluctuations that could adversely affect our business."
Operations
Our products are manufactured at our sites in Santa Clara and Sunnyvale, California; Wilsonville, Oregon; East Hanover, New Jersey; Bloomfield, Connecticut; Salem, New Hampshire; Lübeck, Germany; Göttingen, Germany; Kaiserslautern, Germany; Hannover, Germany; Glasgow, Scotland; Kallang Sector, Singapore; and Penang, Malaysia. In addition, we also use contract manufacturers for the production of certain assemblies and turnkey solutions. Our ion gas lasers, a portion of our DPSS lasers that are used in microelectronics, scientific research and materials processing applications, semiconductor lasers, fiber lasers and ultrafast scientific lasers are manufactured at our Santa Clara, California site. Our laser diode module products, laser instrumentation products, test and measurement equipment products are manufactured in Wilsonville, Oregon. We manufacture exotic crystals in East Hanover, New Jersey and both active and passive fibers are manufactured in our Salem, New Hampshire facility. Our CO2 gas lasers are manufactured in Bloomfield, Connecticut. We manufacture a portion of our DPSS lasers used in microelectronics and OEM components and instrumentation applications in Lübeck, Germany. We manufacture a portion of our DPSS lasers used in microelectronics, OEM components and instrumentation and materials processing applications in Kaiserslautern, Germany. We manufacture a portion of our DPSS lasers used in microelectronics and scientific applications in Hannover, Germany. Our excimer gas laser products are manufactured in Göttingen, Germany. We manufacture the fiber-based lasers and a portion of our DPSS lasers used in microelectronics and scientific research applications in Glasgow, Scotland. Our facility in Sunnyvale, California grows the aluminum-free materials that are incorporated into our semiconductor lasers. We have transferred several products and subassemblies for manufacture at our Singapore and Malaysia facilities and we are in the process of transferring additional product manufacturing to Singapore and Malaysia as part of our Asia strategy. We refurbish excimer tubes at our manufacturing site in South Korea.

INTELLECTUAL PROPERTY
We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. As of September 28, 2013, we held approximately 429 U.S. and foreign patents, which expire from 2014 through 2030 (depending on the payment of maintenance fees) and we have approximately 156 additional pending patent applications that have been filed. The issued patents cover various products in all of the major markets that we serve.
For a discussion of the importance to our business of, and the risks attendant to intellectual property rights, see "Risk Factors" in Item 1A — "We may not be able to protect our proprietary technology which could adversely affect our competitive advantage" and "We may, in the future, be subject to claims or litigation from third parties, for claims of infringement of their proprietary rights or to determine the scope and validity of our proprietary rights or the proprietary rights of competitors or other rights holders. These claims could result in costly litigation and the diversion of our technical and management personnel. Adverse resolution of litigation may harm our operating results or financial condition."
COMPETITION
Competition in the various photonics markets in which we provide products is very intense. We compete against a number of companies including CVI Melles Griot, GSI Group, Inc., IPG Photonics Corporation, JDS Uniphase Corporation, Newport Corporation, Rofin-Sinar Technologies, Inc., and Trumpf GmbH, as well as other smaller companies. We compete globally based on our broad product offering, reliability, cost, and performance advantages for the widest range of commercial and scientific research applications. Other considerations by our customers include warranty, global service and support and distribution.
BACKLOG
At fiscal 2013 year-end, our backlog of orders scheduled for shipment (within one year) was $285.8 million compared to $352.8 million at fiscal 2012 and $356.5 million at fiscal 2011 year-end. By segment, backlog for SLS was $204.7 million, $272.1 million and $265.9 million, respectively, at fiscal 2013, 2012 and 2011 year-ends. Backlog for CLC was $81.1 million, $80.7 million and $90.6 million, respectively, at fiscal 2013, 2012 and 2011 year-ends. The decrease in SLS backlog from fiscal 2012 to fiscal 2013 year-end is primarily due to timing of large excimer laser annealing orders for the flat panel display market. Orders used to compute backlog are generally cancelable without substantial penalties. Historically, the rate of cancellation experienced by us has not been significant though we cannot guarantee that cancellations will not increase in the future.
SEASONALITY
We have historically experienced decreased bookings and revenue in the first fiscal quarter compared to other quarters in our fiscal year due to the impact of time off and business closures at many of our customers due to year-end holidays. This historical pattern should not be considered a reliable indicator of the Company's future net sales or financial performance.
EMPLOYEES
As of fiscal 2013 year-end, we had 2,514 employees. Approximately 391 of our employees are involved in research and development; 1,530 of our employees are involved in operations, manufacturing, service and quality assurance; and 593 of our employees are involved in sales, order administration, marketing, finance, information technology and other administrative functions. Our success will depend in large part upon our ability to attract and retain employees. We face competition in this regard from other companies, research and academic institutions, government entities and other organizations. We consider our relations with our employees to be good.
ACQUISITIONS
In December 2012, we acquired privately held Lumera Laser GmbH (Kaiserslautern, Germany) for approximately $51.5 million, excluding transaction costs. Lumera manufactures ultrafast solid state lasers for microelectronics, OEM medical and materials processing applications. Lumera has been included in our Specialty Lasers and Systems segment.

In October 2012, we acquired all of the outstanding shares of Innolight Innovative Laser and Systemtechnik GmbH for approximately $18.3 million, excluding transaction costs. Innolight provides a core technology building block for an emerging class of commercial, sub-nanosecond lasers for microelectronics manufacturing. Its semiconductor-based architecture delivers pulsed output that can be amplified by conventional or fiber amplifiers to ultimately deliver infrared, green or ultraviolet light capable of processing a range of materials. Innolight has been included in our Specialty Lasers and Systems segment.
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
Please refer to "Note 4. Business Combinations" of Notes to Consolidated Financial Statements under Item 15 of this annual report for further discussion of the acquisition completed during fiscal 2013.
RESTRUCTURINGS AND CONSOLIDATION
There were no new restructuring activities undertaken during fiscal 2013 or fiscal 2012. During the first quarter of fiscal 2010, we acquired the assets and certain liabilities of StockerYale's laser module product line in Montreal, Canada and began to transition those activities to contract manufacturers and other Coherent facilities in Salem, Massachusetts, Wilsonville, Oregon and Sunnyvale, California. The transfer was completed in the second quarter of fiscal 2011.
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
GOVERNMENT REGULATION
Environmental regulation
Our operations are subject to various federal, state, local and foreign environmental protection regulations relating to the use, storage, handling and disposal of regulated materials, chemicals, various radioactive materials and certain waste products. In the United States, we are subject to the federal regulation and control of the Environmental Protection Agency. Comparable authorities are involved in other countries. Such rules are subject to change by the governing agency and we monitor those changes closely. We expect all operations to meet the legal and regulatory environmental requirements and believe that compliance with those regulations will not have a material adverse effect on our capital expenditures, earnings and competitive and financial position.
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
We may face potentially increasing complexity in our product designs and procurement operations due to the evolving nature of product compliance standards. Those standards may impact the material composition of our products entering specific markets. Such regulations went into effect in the European Union ("EU") in 2006, and China in 2007. We could face significant costs and liabilities in connection with product take-back legislation. Beginning in 2006, the EU Waste Electrical and Electronic Equipment Directive made producers of electrical goods financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. In addition, the EU has added the Registration, Evaluation and Authorization of Chemicals Regulation, otherwise known as the REACH Regulation, which further regulates substances and products imported, manufactured or sold within the EU. Similar laws are now pending in various jurisdictions around the world, including the United States.

Environmental liabilities

Our operations are subject to various laws and regulations governing the environment, including the discharge of pollutants and the management and disposal of hazardous substances. As a result of our historic as well as on-going operations, we could incur substantial costs, including remediation costs. The costs under environmental laws and the timing of these costs are difficult to predict. Our accruals for such costs and liabilities may not be adequate because the estimates on which the accruals are based depend on a number of factors including the nature of the matter, the complexity of the site, site geology, the nature and extent of contamination, the type of remedy, the outcome of discussions with regulatory agencies and other Potentially Responsible Parties (PRPs) at multi-party sites and the number and financial viability of other PRPs.
We further discuss the impact of environmental regulation under "Risk Factors" in Item 1A — "Compliance or the failure to comply with current and future environmental regulations could cause us significant expense."

SEGMENT INFORMATION
We are organized into two operating segments: Specialty Lasers and Systems ("SLS") and Commercial Lasers and Components ("CLC"). This segmentation reflects the go-to-market strategies for various products and markets. SLS develops and manufacturers configurable, advanced-performance products largely serving the microelectronics, scientific research and government programs and OEM components and instrumentation markets. The size and complexity of many of the SLS products require service to be performed at the customer site by factory-trained field service engineers. While both segments work to deliver cost-effective photonics solutions, CLC focuses on higher volume products that are offered in set configurations. The product architectures are designed for easy exchange at the point of use such that product service and repairs are based upon advanced replacement and depot (i.e., factory) repair. CLC's primary markets include materials processing, OEM components and instrumentation and microelectronics.
We have identified SLS and CLC as operating segments for which discrete financial information was available. Both units have dedicated engineering, manufacturing, product business management and product line management functions. A small portion of our outside revenue is attributable to projects and recently developed products for which a segment has not yet been determined. The associated direct and indirect costs are presented in the category of Corporate and other, along with other corporate costs.
FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES
Financial information relating to foreign and domestic operations for fiscal years 2013, 2012 and 2011, is set forth in Note 18, "Segment and Geographic Information" of our Notes to Consolidated Financial Statements under Item 15 of this annual report.

ITEM 1A. RISK FACTORS

You should carefully consider the followings risks when considering an investment in our Common Stock. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our Common Stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by us. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” and the risk of our businesses described elsewhere in this annual report. Additionally, these risks and uncertainties described herein are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our business, results of operations or financial condition.

BUSINESS ENVIRONMENT AND INDUSTRY TRENDS

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

•	the timing of receipt and conversion of bookings to net sales;

•	the concentration of a significant amount of our backlog, and resultant net sales, with a few customers;

•	cancellation of customer orders and rescheduling of shipments;

•	fluctuations in our product mix;

•	the ability of our customers' other suppliers to provide sufficient material to support our customers' products;

•	currency fluctuations and stability, in particular the Euro, the Japanese Yen, the Korean Won, the Chinese Renminbi and the US dollar as compared to other currencies;

•	commodity pricing;

•	introductions of new products and product enhancements by our competitors, entry of new competitors into our markets, pricing pressures and other competitive factors;

•	our ability to develop, introduce, manufacture and ship new and enhanced products in a timely manner without defects;

•	our ability to manage our capacity and that of our suppliers;

•	our increased reliance on contract manufacturing;

•	the rate of market acceptance of our new products;

•	the ability of our customers to pay for our products;

•	expenses associated with acquisition-related activities;

•	seasonal sales trends;

•	access to applicable credit markets by us, our customers and their end customers;

•	delays or reductions in customer purchases of our products in anticipation of the introduction of new and enhanced products by us or our competitors;

•	our ability to control expenses;

•	the level of capital spending of our customers;

•	potential excess and/or obsolescence of our inventory;

•	costs and timing of adhering to current and developing governmental regulations and reviews relating to our products and business;

•	costs related to acquisitions of technology or businesses;

•	impairment of goodwill, intangible assets and other long-lived assets;

•	our ability to meet our expectations and forecasts and those of public market analysts and investors;

•	the availability of research funding by governments with regard to our customers in the scientific business, such as universities;

•	continued government spending on defense-related projects where we are a subcontractor;

•	maintenance of supply relating to products sold to the government on terms which we would prefer not to accept;

•	changes in policy, interpretations, or challenges to the allowability of costs incurred under government cost accounting standards;

•	damage to our reputation as a result of coverage in social media, Internet blogs or other media outlets;

•	managing our and other parties' compliance with contracts in multiple languages and jurisdictions;

•	managing our internal and third party sales representatives and distributors, including compliance with all applicable laws;

•	impact of government economic policies on macroeconomic conditions;

•	costs and expenses from litigation;

•	costs associated with designing around or payment of licensing fees associated with issued patents in our fields of business;

•	government support of the alternative energy industries, such as solar;

•	the future impact of legislation, rulemaking, and changes in accounting, tax, defense procurement, or export policies; and

•	distraction of management related to acquisition or divestment activities.

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

Volatility and disruption in the capital and credit markets, depressed consumer confidence, government economic policies, negative economic conditions, volatile corporate profits and reduced capital spending could negatively impact demand for our products. In particular, it is difficult to develop and implement strategy, sustainable business models and efficient operations, as well as effectively manage supply chain relationships in the face of such conditions including uncertainty regarding the ability of some of our suppliers to continue operations and provide us with uninterrupted supply flow. Our ability to maintain our research and development investments in our broad product offerings may be adversely impacted in the event that our sales decline and do not increase in the future. Spending and the timing thereof by consumers and businesses have a significant impact on our results and, where such spending is delayed or canceled, it could have a material negative impact on our operating results. The current global economic conditions remain uncertain and challenging. Weakness in our end markets could negatively impact our net sales, gross margin and operating expenses, and consequently have a material adverse effect on our business, financial condition and results of operations.

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

Additionally, as our backlog includes higher average selling price flat panel display systems, any delays or cancellation of shipments could have a material adverse effect on our financial results.

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

For fiscal 2013, fiscal 2012 and fiscal 2011, 77%, 76% and 74%, respectively, of our net sales were derived from customers outside of the United States. We anticipate that foreign sales, particularly in Asia, will continue to account for a significant portion of our net sales in the foreseeable future.

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

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. This has been seen in our industry, for example in the recently concluded patent-related litigation between IMRA America, Inc. ("Imra") and IPG Photonics Corporation and in Imra's recently brought litigation against two of our German subsidiaries. From time to time, like many other technology companies, we have received communications from other parties asserting the existence of patent rights, copyrights, trademark rights or other intellectual property rights which such third parties believe may cover certain of our products, processes, technologies or information. In the future, we may be a party to litigation to protect our intellectual property or as a result of an alleged infringement of others' intellectual property whether through direct claims or by way of indemnification claims of our customers, as, in some cases, we contractually agree to indemnify our customers against third-party infringement claims relating to our products. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages or invalidation of our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation could also force us to do one or more of the following:

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

Under accounting principles generally accepted in the United States, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered in determining whether a change in circumstances indicating that the carrying value of our goodwill or other intangible assets may not be recoverable include declines in our stock price and market capitalization or future cash flows projections. We recorded a charge during the fourth quarter of fiscal 2012 related to the impairment of intangibles in our SLS operating segment relating to the decision to discontinue the legacy Hypertronics products. A decline in our stock price, or any other adverse change in market conditions, particularly if such change has the effect of changing one of the critical assumptions or estimates we used to calculate the estimated fair value of our reporting units, could result in a change to the estimation of fair value that could result in an impairment charge. Any such material charges, whether related to goodwill or purchased intangible assets, may have a material negative impact on our financial and operating results.

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

Competition in the various photonics markets in which we provide products is very intense. We compete against a number of large public and private companies, including CVI Melles Griot, GSI Group, Inc., IPG Photonics Corporation, JDS Uniphase Corporation, Newport Corporation, Rofin-Sinar Technologies, Inc., and Trumpf GmbH, as well as other smaller companies. Some of our competitors are large companies that have significant financial, technical, marketing and other resources. These competitors may be able to devote greater resources than we can to the development, promotion, sale and support of their products. Some of our competitors are much better positioned than we are to acquire other companies in order to gain new technologies or products that may displace our product lines. Any of these acquisitions could give our competitors a strategic advantage. Any business combinations or mergers among our competitors, forming larger companies with greater resources, could result in increased competition, price reductions, reduced margins or loss of market share, any of which could materially and adversely affect our business, results of operations and financial condition.

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

From time to time new regulations are enacted, and it is difficult to anticipate how such regulations will be implemented and enforced. We continue to evaluate the necessary steps for compliance with regulations as they are enacted. These regulations include, for example, the Registration, Evaluation, Authorization and Restriction of Chemical substances (“REACH”), the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive (“RoHS”) and the Waste Electrical and Electronic Equipment Directive (“WEEE”) enacted in the European Union which regulate the use of certain hazardous substances in, and require the collection, reuse and recycling of waste from, certain products we manufacture. This and similar legislation that has been or is in the process of being enacted in Japan, China, Korea and various states of the United States may require us to re-design our products to ensure compliance with the applicable standards, for example by requiring the use of different types of materials. These redesigns or alternative materials may detrimentally impact the performance of our products, add greater testing lead-times for product introductions or have other similar effects. We believe we comply with all such legislation where our products are sold and we will continue to monitor these laws and the regulations being adopted under them to determine our responsibilities. In addition, we are monitoring legislation relating to the reduction of carbon emissions from industrial operations to determine whether we may be required to incur any additional material costs or expenses associated with our operations. We are not currently aware of any such material costs or expenses. The SEC has promulgated rules requiring disclosure regarding the use of certain “conflict minerals” mined from the Democratic Republic of Congo and adjoining countries and procedures regarding a manufacturer's efforts to prevent the sourcing of such minerals. The implementation of such rules has required us to incur additional expense and internal resources and may continue to do so in the future, particularly in the event that only a limited pool of suppliers are available to certify that products are free from “conflict minerals.” Our failure to comply with any of the foregoing regulatory requirements or contractual obligations could result in our being directly or indirectly liable for costs, fines or penalties and third-party claims, and could jeopardize our ability to conduct business in the United States and foreign countries.

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
As part of our day-to-day business, we store our data and certain data about our customers in our global information technology system. While our system is designed with access security, if a third party gains unauthorized access to our data, including any regarding our customers, such a security breach could expose us to a risk of loss of this information, loss of business, litigation and possible liability. These security measures may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance or otherwise. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our customers' data or our data, including our intellectual property and other confidential business information, or our information technology systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any security breach could result in a loss of confidence by our customers, damage our reputation, disrupt our business, lead to legal liability and negatively impact our future sales.

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

For our fiscal years 2013, 2012 and 2011, our research and development costs were $82.8 million (10.2% of net sales), $78.3 million (10.2% of net sales) and $81.2 million (10.1% of net sales), respectively. We cannot assure you that our expenditures for research and development will result in the introduction of new products or, if such products are introduced, that those products will achieve sufficient market acceptance or to generate sales to offset the costs of development. Our failure to address rapid technological changes in our markets could adversely affect our business and results of operations.

Failure to maintain effective internal controls may cause a loss of investor confidence in the reliability of our financial statements or to cause us to delay filing our periodic reports with the SEC and adversely affect our stock price.

The SEC, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on internal control over financial reporting in their annual reports on Form 10-K that contain an assessment by management of the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm must attest to and report on the effectiveness of our internal control over financial reporting. Although we test our internal control over financial reporting in order to ensure compliance with the Section 404 requirements, our failure to maintain adequate internal controls over financial reporting could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements or a delay in our ability to timely file our periodic reports with the SEC, which ultimately could negatively impact our stock price.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
Not Applicable.

ITEM 2.    PROPERTIES
Our corporate headquarters is located in Santa Clara, California. At fiscal 2013 year-end, our primary locations were as follows (all square footage is approximate) (unless otherwise indicated, each property is utilized jointly by our two segments):

	Description	Use	Term
Santa Clara, CA	8.5 acres of land, 200,000 square foot building	Corporate headquarters, manufacturing, R&D	Owned
Santa Clara, CA	90,120 square foot building	Office, manufacturing	Leased through July 2020
Sunnyvale, CA (1)	24,159 square foot building	Office, manufacturing, R&D	Leased through December 2018
Bloomfield, CT (1)	63,421 square foot building	Office, manufacturing, R&D	Leased through December 2017
Bloomfield, CT (1)	4,500 square foot building	Manufacturing, warehouse	Leased through July 2014, 12 month extension options
East Hanover, NJ (2)	30,000 square foot building	Office, manufacturing, R&D	Leased through October 2014
Wilsonville, OR (1)	41,250 square foot building	Office, manufacturing, R&D	Leased through December 2018
Salem, NH(1)	44,153 square foot building	Office, manufacturing, R&D	Leased through October 2019
Dieburg, Germany	32,123 square foot building	Office	Leased through December 2020
Göttingen, Germany(2)	7.6 acres of land, several buildings totaling 136,380 square feet	Office, manufacturing, R&D	Owned
Lübeck, Germany (2)	41,328 square foot building	Office, manufacturing, R&D	Leased through December 2014
Lübeck, Germany (2)	22,583 square foot building	Office, manufacturing, R&D	Leased through December 2014 with option to purchase building
Lübeck, Germany (2)	8,159 square foot building	Manufacturing	Leased through December 2018
Lübeck, Germany (2)	7,578 square foot building	Manufacturing, warehouse	Leased through December 2015
Kaiserslautern, Germany (2)	33,745 square foot building	Office, manufacturing, R&D	Leased through September 2015
Hannover, Germany (2)	11,759 square foot building	Manufacturing, R&D	Leased through December 2014
Tokyo, Japan	17,602 square foot building	Office	Leased through April 2015
Glasgow, Scotland (2)	2 acres of land, 31,600 square foot building	Office, manufacturing, R&D	Owned
YongIn-Si, South Korea (2)	33,074 square foot building	Office, manufacturing	Leased through November 2017
Kallang Sector, Singapore	31,894 square foot building	Office, manufacturing	Leased through March 2016
Penang, Malaysia	12,519 square foot building	Office, manufacturing	Leased through August 2014, with renewal option
_________________________________________

(1)	This facility is utilized primarily by our CLC operating segment.

(2)	This facility is utilized primarily by our SLS operating segment.
We maintain other sales and service offices under varying leases expiring from 2014 through 2020 in the United States, Japan, South Korea, China, Taiwan, Germany, France, Italy, the United Kingdom and the Netherlands.
We consider our facilities to be both suitable and adequate to provide for current and near term requirements and that the productive capacity in our facilities is substantially being utilized or we have plans to utilize it.
We plan to renew leases on buildings as they expire.

ITEM 3.    LEGAL PROCEEDINGS

We are subject to legal claims and litigation arising in the ordinary course of business, such as product liability, employment or intellectual property claims, including, but not limited to, the matters described below. On May 14, 2013, Imra America (“Imra”) filed a complaint for patent infringement against two of the Company’s subsidiaries in the Regional Court of Düsseldorf, Germany, captioned In re IMRA America Inc. versus Coherent Kaiserslautern GmbH et. al. 4b O 38/13. The complaint alleges that the use of certain of the Company’s lasers infringes upon EP Patent No. 754,103, entitled “Method For Controlling Configuration of Laser Induced Breakdown and Ablation,” issued November 5, 1997. The patent is owned by the University of Michigan and licensed to Imra. The complaint seeks unspecified compensatory damages, the cost of court proceedings and seeks to permanently enjoin the Company from infringing the patent in the future. With respect to this matter, management has determined that a potential loss is not probable and accordingly, no amount has been accrued. Management has determined a potential loss is reasonably possible as it is defined by ASC 450; however, based on its current knowledge, management does not believe that the amount of such possible loss or a range of potential loss is reasonably estimable. Although we do not expect that such legal claims and litigation will ultimately have a material adverse effect on our consolidated financial position, results of operations or cash flows, an adverse result in one or more matters could negatively affect our results in the period in which they occur.
Income Tax Audits
We are subject to taxation and file income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. For U.S. federal income tax purposes, all years prior to 2010 are closed. In our major foreign jurisdictions and our major state jurisdictions, the years prior to 2006 and 2009, respectively, are closed to examination. Earlier years in our various jurisdictions may remain open for adjustment to the extent that we have tax attribute carryforwards from those years. In December 2011 and January 2012, three of our German subsidiaries received notices of tax audits for the fiscal years 2006 through 2010. We received a preliminary assessment for two of the German subsidiaries and the amount is immaterial; the audit for the other German subsidiary is currently in process. In addition, our German subsidiary of Coherent Kaiserslautern GmbH (formerly Lumera Laser GmbH) that was acquired in December 2012 is currently under audit for the fiscal years 2007 through 2009. As the years under the audit for Coherent Kaiserslautern GmbH are related to the pre-acquisition periods, the tax assessment should be recoverable from the escrow account for the acquisition.
Management believes that it has adequately provided for any adjustments that may result from tax examinations. We regularly engage in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that certain federal, foreign and state tax matters may be concluded in the next 12 months. Although the timing of the resolution and/or closure of audits is highly uncertain, it is reasonably possible that the balance of net unrecognized tax benefits including interest and penalties could be reduced by approximately $0.3 million to $2.4 million in the next 12 months.
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

	Fiscal
	2013		2012
	High	Low	High	Low
First quarter	$49.74	$42.08	$54.50	$40.50
Second quarter	$59.99	$50.63	$59.70	$52.29
Third quarter	$58.80	$50.65	$59.28	$39.76
Fourth quarter	$62.68	$55.19	$50.46	$42.59
The number of stockholders of record as of November 22, 2013 was 875. On December 10, 2012, we announced that the Board of Directors approved a $1.00 per share special cash dividend on our outstanding common stock payable on December 27, 2012 to stockholders of record on December 19, 2012, resulting in a payment of $24.0 million in the first quarter of fiscal 2013. While we paid a cash dividend in fiscal 2013 and may elect to pay dividends in the future, we have no present intention to declare cash dividends. Our line of credit agreement requires bank pre-approval for the payment of cash dividends.
There were no sales of unregistered securities in fiscal 2013.

There were no stock repurchases during the three months ended September 28, 2013. Our most recent repurchase authorization expired in October 2013.

COMPANY STOCK PRICE PERFORMANCE
The following graph shows a five-year comparison of cumulative total stockholder return, calculated on a dividend reinvestment basis and based on a $100 investment, from September 27, 2008 through September 28, 2013 comparing the return on our common stock with the Russell 2000 Index, the Standard and Poors Technology Index and the Nasdaq Composite Index. No dividends have been declared or paid on our common stock during such period. The stock price performance shown on the following graph is not necessarily indicative of future price performance.
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN AMONG COHERENT, INC.,
THE RUSSELL 2000 INDEX, THE S&P TECHNOLOGY INDEX AND
THE NASDAQ COMPOSITE INDEX.

		INDEXED RETURNS
	Base Period	Years Ending
Company Name / Index	9/27/2008	10/3/2009	10/2/2010	10/1/2011	9/29/2012	9/28/2013
Coherent, Inc.	100	65.65	114.89	122.78	131.07	178.88
Russell 2000 Index	100	83.75	99.33	95.38	125.81	163.68
S&P Technology Index	100	100.49	114.74	119.28	157.94	169.80
NASDAQ Composite Index	100	103.76	116.52	120.44	157.60	195.67
The information contained above under the caption "Company Stock Price Performance" shall not be deemed to be "soliciting material" or to be "filed" with the SEC, nor will such information be incorporated by reference into any future SEC filing except to the extent that we specifically incorporate it by reference into such filing.

ITEM 6.    SELECTED FINANCIAL DATA
The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere in this annual report.
We derived the selected consolidated financial data as of fiscal 2013 and 2012 year-end and for fiscal 2013, 2012 and 2011 from our audited consolidated financial statements, and accompanying notes, contained in this annual report. The consolidated statements of operations data for fiscal 2010 and 2009 and the consolidated balance sheet data as of fiscal 2011, 2010 and 2009 year-end are derived from our consolidated financial statements which are not included in this report.

Consolidated financial data	Fiscal 2013(1)	Fiscal 2012(2)	Fiscal 2011(3)	Fiscal 2010(4)	Fiscal 2009(5)
	(in thousands, except per share data)
Net sales	$810,126	$769,088	$802,834	$605,067	$435,882
Gross profit	$322,271	$315,985	$350,822	$260,811	$161,110
Net income(loss)	$66,355	$62,962	$93,238	$36,916	$(35,319)
Net income (loss) per share(6):
Basic	$2.75	$2.67	$3.74	$1.49	$(1.45)
Diluted	$2.70	$2.62	$3.66	$1.47	$(1.45)
Shares used in computation(6):
Basic	24,138	23,561	24,924	24,718	24,281
Diluted	24,555	24,026	25,464	25,091	24,281
Total assets	$966,478	$880,772	$843,266	$803,104	$753,604
Long-term obligations	$—	$2	$19	$33	$6
Other long-term liabilities	$62,132	$55,326	$62,841	$79,688	$91,685
Stockholders' equity	$758,518	$671,656	$618,001	$591,463	$575,571
_______________________________________________________________________________

(1)	Includes a tax benefit of $1.4 million from the renewal of the R&D tax credit for fiscal 2012.

(2)
Includes a charge of $4.3 million after tax related to the write-off of previously acquired intangible assets and inventories, a $2.8 million tax benefit due to decreases in valuation allowances against deferred tax assets and a $1.6 million tax benefit related to the release of tax reserves and related interest as a result of the closure of open tax years.

(3)
Includes a gain of $6.1 million after tax related to the dissolution of our Finland operations, a $9.7 million tax benefit from the release of tax reserves and related interest as a result of an IRS settlement and the closure of open tax years and a $1.5 million tax charge due to an increase in valuation allowances against deferred tax assets.

(4)
Includes restructuring expenses of $5.8 million after tax primarily related to the closure of our Finland site and the consolidation of our Montreal, Canada site under the management of our Wilsonville, Oregon site and a net benefit after tax of $1.4 million related to a receipt from the settlement of litigation resulting from our internal stock option investigation.

(5)
Includes $19.3 million in after-tax expense related to the impairment of goodwill, restructuring expenses of $11.5 million after tax primarily related to the consolidation of our Munich site into our Gottingen and Lubeck, Germany sites and our Finland site, the exit of our Auburn, California facility, the exit of our St. Louis, Missouri facility and headcount reductions due to the evolving global economic conditions, $0.8 million in after-tax costs related to our stock option investigation and litigation and a tax charge of $3.8 million composed of the impact of a change in state tax law and a valuation allowance in one of our European subsidiaries.

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
KEY PERFORMANCE INDICATORS
Below is a summary of some of the quantitative performance indicators (as defined below) that are evaluated by management to assess our financial performance. Some of the indicators are non-GAAP measures and should not be considered as an alternative to any other measure for determining operating performance that is calculated in accordance with generally accepted accounting principles.

	Fiscal
	2013	2012	2011
	(Dollars in thousands)
Bookings	$767,329	$773,199	$895,017
Book-to-bill ratio	0.95	1.01	1.11
Net Sales—Specialty Lasers and Systems	$571,644	$548,848	$519,736
Net Sales—Commercial Lasers and Components	$238,482	$220,240	$283,098
Gross Profit as a Percentage of Net Sales—Specialty Lasers and Systems	41.7%	43.2%	45.4%
Gross Profit as a Percentage of Net Sales—Commercial Lasers and Components	36.2%	36.7%	41.1%
Research and Development Expenses as a Percentage of Net Sales	10.2%	10.2%	10.1%
Income Before Income Taxes	$83,496	$90,622	$123,829
Net Cash Provided by Operating Activities	$115,522	$64,771	$86,676
Days Sales Outstanding in Receivables	60.8	67.6	63.2
Annualized Fourth Quarter Inventory Turns	3.0	2.8	3.1
Capital Spending as a Percentage of Net Sales	2.7%	4.7%	4.6%
Net Income as a Percentage of Net Sales	8.2%	8.2%	11.6%
Adjusted EBITDA as a Percentage of Net Sales	17.8%	18.4%	19.5%
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
The book-to-bill ratio is calculated as annual bookings divided by annual net sales. This is an indication of the strength of our business but can sometimes be impacted by a single large order. A ratio greater than 1.0 indicates that demand for our products is greater than what we supply in the year whereas a ratio of less than 1.0 indicates that demand for our products is less than what we supply in the year.
Fiscal 2013 bookings decreased slightly from bookings in fiscal 2012 and our book-to-bill ratio decreased from 1.01 in fiscal 2012 to 0.95 in fiscal 2013. Bookings decreased 0.8% from fiscal 2012, with decreases in the microelectronics (10%) and scientific (4%) markets partially offset by increases in the materials processing (18%) and OEM components and instrumentation (13%) markets. Compared to the third quarter of fiscal 2013, decreases in bookings in the fourth quarter of fiscal 2013 in the materials processing market were partially offset by increases in the OEM components and instrumentation, microelectronics and scientific markets.

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
Microelectronics
Although fiscal 2013 bookings decreased 10% from bookings in fiscal 2012 and the book-to-bill ratio for the year was 0.85, bookings in the fourth quarter of fiscal 2013 increased 10% from the third quarter of fiscal 2013 primarily due to timing of large excimer laser annealing orders for the flat panel display market and strength in the semiconductor capital equipment market.
Flat panel display orders for fiscal 2013 decreased 24% from orders in fiscal 2012, but fourth quarter fiscal 2013 orders continued to be strong primarily due to timing of large excimer laser annealing orders. The flat panel display market remains very dynamic with high utilization rates for low-temperature polycrystalline silicon ("LTPS") backplanes. The trend for new product launches in the smartphone market for full HD screens that place more process restrictions on the manufacturing equipment benefits service revenues. Another important development is the release of the first smartphones to incorporate flexible displays. Although flexible displays will eventually cannibalize glass displays, their robustness and shapes should drive an increase in demand across various applications. In the television market, there are some interesting developments including the potential of the adoption of LTPS-equipped organic light-emitting diode ("OLED") screens, but these devices are expensive. Due to their clarity and more manageable price, Ultra HD televisions ("4k") are gaining traction, leading to a resurgence in two laser-based manufacturing steps for light guide panels. We expect to see incremental business during 2014 from these processes. Activity around glass cutting is also very high with most of the development work focused on edge strength of the processed glass, which is key to broad adoption. In the fourth quarter of fiscal 2013, we received the first tranche of the next round of orders for excimer laser annealing equipment for Gen 5.5 systems; the total order was for more than $15 million and we expect to complete delivery within fiscal 2014. We are actively engaged on a second tranche that we expect to receive in fiscal 2014. In addition, our integrator partners have a robust forecast for customers across Asia.
Advanced packaging ("API") orders increased significantly for the full fiscal year signaling an overall recovery in the segment, but decreased from orders in the third quarter of fiscal 2013 due to the seasonal capital expenditure slowdown despite high utilization among board manufacturers. The fourth quarter decrease was primarily the result of a reduced response to new smartphones as well as the sale of Hitachi Via Mechanics, a leading supplier of printed circuit board manufacturing equipment, as customers may wait to see what changes, if any, occur as result of the sale before increasing order quantities. Products and technologies from Innolight and Lumera will play important roles in our product offerings for advanced packaging applications.
Orders from semiconductor capital equipment OEMs decreased 11% for the full fiscal 2013, but were strong in the fourth quarter of fiscal 2013 due to new inspection and metrology tool introductions from leading customers. We are working with customers on next generation devices that will support nodes at 20nm and below. Industry analysts are forecasting rising utilization rates, which boosts capacity expansion and service revenues, due to increasing demand for advanced components for smartphones, tablets, set-top boxes and automotive electronics. Growth in these devices offset the continued deterioration of the personal computer market. Demand should also be bolstered by shifts within the internet download manager ("IDM") universe. The combination of these factors has led industry reports to project strong growth in equipment spending in fiscal 2014.
OEM Components and Instrumentation
Bookings in fiscal 2013 increased 13% from fiscal 2012 and the book-to-bill ratio for the year was 1.04. Additionally, orders in the fourth quarter of fiscal 2013 increased significantly from those in the third quarter of fiscal 2013 led by strength in the medical OEM and instrumentation markets.
Medical OEM orders increased significantly in the fourth quarter of fiscal 2013 with a number of the orders from existing customers in the aesthetic and ophthalmic markets. We found that consumer confidence has been generally good during fiscal 2013, notwithstanding the recent U.S. budget delays and government shutdown. Our business in medical consumables, primarily single-use fibers for benign prostatic hyperplasia ("BPH") and kidney stone treatment, is doing well and we received an initial order for a new dental device that is effective for both hard and soft tissue treatment. We have also broadened our market opportunities through our recent acquisition as Lumera gives us immediate entry into the fast evolving cataract market, where we have been working on design wins and received orders for cataract treatment. We are also working on a next generation laser for flap cutting in LASIK, which has the potential to displace much more complex and costly competitive offerings.

Demand for instrumentation lasers was very strong during both the fourth quarter of fiscal 2013 and the full fiscal year, which is significant given the effects of sequestration on the research side of the instrumentation market. Two factors influenced these results. We continue to capture design wins for the OBIS™ platform, especially in flow cytometry, and we also enjoyed success in the subsystems market for bioinstrumentation. A subsystem or laser engine combines lasers with beam delivery technology to provide a plug-and-play solution. The ease of integration and performance flexibility has increased customer interest in subsystems. Part of the strength comes from new products including OBIS™ and Galaxy™ that have broadened our market participation while our legacy products such as Sapphire™ remain a cornerstone in the cytometry market.
Materials Processing
Annual bookings increased 18% from fiscal 2012 and fiscal 2013's book-to-bill ratio was 1.05. However, bookings in the fourth quarter of fiscal 2013 decreased significantly from the third quarter of fiscal 2013 following a record-setting performance in the prior quarter and reduced bookings in China due to timing of orders for marking and non-metal cutting applications.
In general, demand for CO2 lasers for marking, packaging and engraving has been strong. Our recent introduction of the Diamond™ E-250, a new embodiment of CO2 technology, has created new opportunities. We have made steady progress in additive manufacturing with the Highlight™ direct diode system and we are optimistic about the longer term potential of additive manufacturing; we will be releasing a series of new solutions to address this market. Although fiber laser orders are still at an early stage for us, they contributed to our fiscal 2013 bookings increase. In the third quarter of fiscal 2013, we also shipped a three kilowatt prototype to a leading system integrator for metal cutting. The system delivers the required cutting speed and quality in a package considerably smaller than fiber lasers of comparable output power, thereby saving space on the production floor. In an OEM configuration, we believe our laser may fit inside the customer's tool.
Scientific and Government Programs
Although fiscal 2013 orders decreased 4% from bookings in fiscal 2012, the book-to-bill ratio for the year was 1.05. Orders in the fourth quarter of fiscal 2013 increased significantly from the third quarter of fiscal 2013 as the U.S. market shrugged off some of the sequestration effects and displayed typical seasonal strength in our fourth quarter.
Ultrafast imaging using our Chameleon™ platform was the largest application for the quarter and fiscal year. Orders for large systems used in chemistry and physics have reverted to pre-stimulus levels with many researchers once again bundling funding to purchase these high-performance systems. However, short- and long-term funding remains uncertain given the budget discussions in Congress.
Orders from Europe were in-line with our expectations and exhibited similar application trends to the U.S. There are a few developments to watch in the European market which could contribute to increased booking activity in fiscal 2014 and beyond. The Extreme Lightsource Project is a pan-European effort to develop high-intensity lasers similar to the National Ignition Facility at the Livermore National Lab. In addition, Horizon 2020 is a 7-year, €70 billion program to drive innovation and global competitiveness. Embedded within the Horizon program are two flagship projects to study the human brain and grapheme, a potential successor to silicon in microelectronics, which should impact the photonics industry.

In Asia excluding Japan, we continue to see strong demand which contributed to record scientific orders in that region for fiscal 2013. The Pacific Rim market was more balanced between the physical sciences and biological imaging. Bookings in Japan were slower than expected due to delays in the release of stimulus funding. Once the stimulus reaches end users, we expect to see funding skewed towards biological imaging since stem cell research is one of the key targets in the package.
Net Sales
Net sales include sales of lasers, laser tools, related accessories and service contracts. Net sales for fiscal 2013 increased 5.3% from fiscal 2012. Net sales for fiscal 2012 decreased 4.2% from fiscal 2011. For a description of the reasons for changes in net sales refer to the "Results of Operations" section below.
Gross Profit as a Percentage of Net Sales
Gross profit as a percentage of net sales ("gross profit percentage") is calculated as gross profit for the period divided by net sales for the period. Gross profit percentage for SLS decreased to 41.7% in fiscal 2013 from 43.2% in fiscal 2012 and from 45.4% in fiscal 2011. Gross profit percentage for CLC decreased to 36.2% in fiscal 2013 from 36.7% in fiscal 2012 and from

41.1% in fiscal 2011. For a description of the reasons for changes in gross profit refer to the "Results of Operations" section below.
Research and Development as a Percentage of Net Sales
Research and development as a percentage of net sales ("R&D percentage") is calculated as research and development expense for the period divided by net sales for the period. Management considers R&D percentage to be an important indicator in managing our business as investing in new technologies is a key to future growth. R&D percentage was flat at 10.2% from fiscal 2012 and increased from 10.1% in fiscal 2011. For a description of the reasons for changes in R&D spending refer to the "Results of Operations" section below.
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
Days Sales Outstanding in Receivables
We calculate days sales outstanding ("DSO") in receivables as net receivables at the end of the period divided by net sales during the period and then multiplied by the number of days in the period, using 360 days for years. DSO in receivables indicates how well we are managing our collection of receivables, with lower DSO in receivables resulting in higher working capital availability. The more money we have tied up in receivables, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business. Our DSO in receivables for fiscal 2013 decreased 6.8 days from fiscal 2012 to 60.8 days. The decrease in DSO in receivables is primarily due to a lower concentration of sales in the last month of the fiscal year, particularly in Asia and Japan, a lower concentration of sales with longer payment terms in Japan and improved collections in Korea, Japan and Europe.
Annualized Fourth Quarter Inventory Turns
We calculate annualized fourth quarter inventory turns as cost of sales during the fourth quarter annualized and divided by net inventories at the end of the fourth quarter. This indicates how well we are managing our inventory levels, with higher inventory turns resulting in more working capital availability and a higher return on our investments in inventory. The more money we have tied up in inventory, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business. Our annualized inventory turns for fiscal 2013 increased to 3.0 turns from 2.8 turns in fiscal 2012. The improvement in inventory turns is primarily due to the impact of increased sales volumes in relation to inventory levels in certain businesses.
Capital Spending as a Percentage of Net Sales
Capital spending as a percentage of net sales ("capital spending percentage") is calculated as capital expenditures for the period divided by net sales for the period. Capital spending percentage indicates the extent to which we are expanding or improving our operations, including investments in technology and equipment. Management monitors capital spending levels as this assists management in measuring our cash flows, net of capital expenditures. Our capital spending percentage decreased to 2.7% in fiscal 2013 from 4.7% in fiscal 2012 and 4.6% in fiscal 2011. The fiscal 2013 decrease was primarily due to investments made in fiscal 2012 for manufacturing and refurbishment capacity in Germany and Korea. The fiscal 2012 increase was primarily due to building improvements and purchases of production-related assets to support our expansion in Asia (South Korea and Singapore) and Germany. We expect capital spending for fiscal 2014 to be approximately 4.0% to 4.5% of net sales.
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
Below is the reconciliation of our net income as a percentage of net sales to our adjusted EBITDA as a percentage of net sales:

	Fiscal
	2013	2012	2011
Net income as a percentage of net sales	8.2%	8.2%	11.6%
Income tax expense	2.1%	3.6%	3.8%
Interest and other income (expense), net	0.5%	0.1%	(1.2)%
Depreciation and amortization	4.5%	3.9%	3.6%
Purchase accounting step up	0.2%	—%	—%
Restructuring and other one-time charges	—%	0.5%	0.1%
Stock based compensation	2.3%	2.1%	1.6%
Adjusted EBITDA as a percentage of net sales	17.8%	18.4%	19.5%
SIGNIFICANT EVENTS
Restructuring Activities
During fiscal 2008, we initiated restructuring plans to decrease costs by consolidating facilities and reducing our workforce. As of September 29, 2012, we had made payments in connection with the restructuring plans in the amount of $27.7 million; we made no payments during fiscal 2013. We completed payments for substantially all anticipated costs related to the restructuring plans in the third quarter of fiscal 2011. In the second quarter of fiscal 2011, we ceased manufacturing operations in our Finland facility and recognized a $6.1 million gain, primarily in other income (expense), due to a non-recurring translation adjustment related to the dissolution of our Finland operations.
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

Stock Repurchases and Stock Dividend
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
On October 4, 2012, the Board of Directors authorized a buyback program whereby we are authorized to repurchase up to $25.0 million of our common stock. The program was authorized for 12 months from the date of authorization. No shares were purchased under this program.
On December 10, 2012, we announced that the Board of Directors approved a $1.00 per share special cash dividend on our outstanding common stock payable on December 27, 2012 to stockholders of record on December 19, 2012, resulting in a payment of $24.0 million.

RESULTS OF OPERATIONS—FISCAL 2013, 2012 AND 2011
Fiscal 2013, 2012 and 2011 consist of 52 weeks.
Consolidated Summary
The following table sets forth, for the years indicated, the percentage of total net sales represented by the line items reflected in our consolidated statement of operations:

	Fiscal
	2013	2012	2011
	(As a percentage of net sales)
Net sales	100.0%	100.0%	100.0%
Cost of sales	60.2%	58.9%	56.3%
Gross profit	39.8%	41.1%	43.7%
Operating expenses:
Research and development	10.2%	10.2%	10.1%
Selling, general and administrative	18.5%	18.0%	18.6%
Amortization of intangible assets	0.6%	1.3%	1.0%
Total operating expenses	29.3%	29.5%	29.7%
Income from operations	10.5%	11.6%	14.0%
Other income (net)	(0.2)%	0.2%	1.4%
Income before income taxes	10.3%	11.8%	15.4%
Provision for income taxes	2.1%	3.6%	3.8%
Net income	8.2%	8.2%	11.6%
Refer to Item 6 "Selected Financial Data" for a description of significant events that impacted the results of operations for fiscal years 2013, 2012 and 2011.
Net Sales
Market Application

The following table sets forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by market application (dollars in thousands):

	Fiscal 2013		Fiscal 2012		Fiscal 2011
	Amount	Percentage of total net sales	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Microelectronics	$416,550	51.4%	$373,696	48.6%	$377,331	47.0%
OEM components and instrumentation	149,974	18.5%	143,729	18.7%	164,508	20.5%
Materials processing	121,660	15.0%	108,666	14.1%	104,497	13.0%
Scientific and government programs	121,942	15.1%	142,997	18.6%	156,498	19.5%
Total	$810,126	100.0%	$769,088	100.0%	$802,834	100.0%
During fiscal 2013, net sales increased by $41.0 million, or 5%, compared to fiscal 2012, net of a decrease of $16.1 million due to the impact of foreign currency exchange rates, with sales increases in the microelectronics, materials processing and OEM components and instrumentation markets partially offset by decreases in the scientific and government program market. Microelectronics sales increased $42.9 million, or 11%, primarily due to higher sales in flat panel display applications. Materials processing sales increased $13.0 million, or 12%, during fiscal 2013 primarily due to higher shipments for marking, heat treating and cutting applications and the acquisition of Lumera at the end of the first quarter of fiscal 2013. The increase in the OEM components and instrumentation market of $6.2 million, or 4%, during fiscal 2013 was primarily due to higher shipments for bio-instrumentation and medical (including the acquisition of Lumera at the end of the first quarter of fiscal 2013) applications partially offset by lower shipments for military and graphic arts and display applications. Military shipments were lower due to timing of military project spending and the impact from sequestration budget cuts and graphic arts and display shipments decreased due primarily to lower demand for light show lasers from entertainment customers. The decrease in scientific and government program market sales of $21.1 million, or 15%, during fiscal 2013 was primarily due to lower demand for advanced research applications used by university and government research groups partly due to lower U.S. and global stimulus funding and from budget cuts from government agencies.
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
In fiscal 2013, one customer accounted for 14% of net sales; in fiscal 2012 two customers accounted for 11% each of net sales; and in fiscal 2011, no customers accounted for greater than 10% of net sales.
Segments
We are organized into two reportable operating segments: Specialty Lasers and Systems ("SLS") and Commercial Lasers and Components ("CLC"). SLS develops and manufactures configurable, advanced-performance products largely serving the microelectronics, scientific research and government programs and OEM components and instrumentation markets. CLC focuses on higher volume products that are offered in set configurations. CLC's primary markets include materials processing, OEM components and instrumentation and microelectronics.
The following table sets forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by segment (dollars in thousands):

	Fiscal 2013			Fiscal 2012		Fiscal 2011
	Amount		Percentage of total net sales	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Specialty Lasers and Systems (SLS)	$571,644		70.6%	$548,848	71.4%	$519,736	64.7%
Commercial Lasers and Components (CLC)	238,482	238,482	29.4%	220,240	28.6%	283,098	35.3%
Total	$810,126		100.0%	$769,088	100.0%	$802,834	100.0%
Net sales for fiscal 2013 increased $41.0 million, or 5%, compared to fiscal 2012, with increases of $22.8 million, or 4%, in our SLS segment and increases of $18.2 million, or 8%, in our CLC segment. Net sales for fiscal 2012 decreased $33.7 million, or 4%, compared to fiscal 2011, with decreases of $62.9 million, or 22%, in our CLC segment and increases of $29.1 million, or 6%, in our SLS segment.
The increase in our SLS segment sales in fiscal 2013 was primarily due to a $23.3 million increase from the sale of products acquired through our acquisitions of Lumera and Innolight at the end of the first quarter of fiscal 2013. The increase was offset by a $0.5 million decrease in sales of our other SLS products primarily due to lower shipments for scientific and government programs, solar, advanced packaging, medical and semiconductor applications partially offset by higher revenue for flat panel display annealing applications. The increase in our SLS segment sales from fiscal 2011 to fiscal 2012 was primarily due to higher revenue for flat panel display annealing applications partially offset by lower shipments for scientific and government programs, instrumentation and solar applications.
The increase in our CLC segment sales from fiscal 2012 to fiscal 2013 was primarily due to higher advanced packaging, instrumentation and materials processing application sales partially offset by lower sales for scientific and military applications. The decrease in our CLC segment sales from fiscal 2011 to fiscal 2012 was primarily due to lower advanced packaging and certain flat panel display application sales as well as lower instrumentation application sales.
Gross Profit
Consolidated
Our gross profit rate decreased by 1.3% to 39.8% in fiscal 2013 from 41.1% in fiscal 2012 primarily due to unfavorable product margins (0.8%) resulting from the unfavorable impact of foreign exchange rates, the impact of lower volumes in several business units in the first two quarters of fiscal 2013 and higher than expected manufacturing costs due to longer cycle times related to the production of our complex flat panel annealing systems, partially offset by favorable product mix in the microelectronics market due to a higher concentration of service business; higher intangibles amortization (0.6%) due to the acquisitions of Lumera at the end of the first quarter of fiscal 2013 and Innolight in the first quarter of fiscal 2013; and higher other costs (0.3%) primarily due to inventory step up amortization from the acquisition of Lumera and slightly higher inventory provisions. These decreases were net of lower warranty costs (0.4%) due to lower warranty expenses as a percentage of net sales in the microelectronics market.
Our gross profit rate decreased by 2.6% to 41.1% in fiscal 2012 from 43.7% in fiscal 2011 primarily due to unfavorable product margins (1.6%) due to lower volumes in several business units serving particularly the advanced packaging and components markets and higher manufacturing expense and start-up costs to expand manufacturing capacity in Germany and Excimer tube production in Korea. These decreases were net of the favorable impact of foreign exchange rates and favorable product mix in the microelectronics market as well as higher installation and warranty costs (0.9%) including installations and higher service events in flat panel display markets.
Our gross profit rate has been and will continue to be affected by a variety of factors including market mix, pricing on volume orders, our ability to manufacture advanced and more complex products, manufacturing efficiencies, excess and obsolete inventory write-downs, warranty costs, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems, commodity prices and foreign currency fluctuations, particularly the recent weakening of the Japanese Yen and strengthening of the Euro.
Specialty Lasers and Systems
Our SLS gross profit rate decreased by 1.5% to 41.7% in fiscal 2013 from 43.2% in fiscal 2012 primarily due to unfavorable product costs (0.9%) due to the unfavorable impact of foreign exchange rates, lower volumes in several business units and higher than expected manufacturing costs due to longer cycle times related to the production of our complex flat panel annealing systems net of favorable mix in the microelectronics market; higher intangibles amortization (0.8%) due to the acquisitions of Lumera at the end of the first quarter of fiscal 2013 and Innolight in the first quarter of fiscal 2013; and higher other costs (0.1%) primarily due to inventory step up amortization from the acquisition of Lumera. These decreases were partially offset by lower warranty costs (0.3%) due to fewer warranty events and higher sales volumes.
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
Commercial Lasers and Components
Our CLC gross profit rate decreased by 0.5% to 36.2% in fiscal 2013 from 36.7% in fiscal 2012 primarily due to unfavorable product costs (0.6%) resulting from unfavorable mix in the OEM components and instrumentation market net of the impact of higher volumes, higher other costs (0.5%) due to higher inventory provisions as a percentage of revenue and higher intangibles amortization (0.1%) partially offset by lower warranty and installation costs (0.7%) due to fewer warranty events.
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
Operating Expenses
The following table sets forth, for the periods indicated, the amount of operating expenses and their relative percentages of total net sales by the line items reflected in our consolidated statement of operations (dollars in thousands):

	Fiscal
	2013		2012		2011
	Amount	Percentage of total net sales	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$82,785	10.2%	$78,260	10.2%	$81,232	10.1%
Selling, general and administrative	149,513	18.5%	138,519	18.0%	149,499	18.6%
Amortization of intangible assets	5,074	0.6%	10,376	1.3%	8,082	1.0%
Total operating expenses	$237,372	29.3%	$227,155	29.5%	$238,813	29.7%
Research and development
Fiscal 2013 research and development ("R&D") expenses increased $4.5 million, or 6%, from fiscal 2012, but remained flat as a percentage of sales. The increase was primarily due to the acquisitions of Lumera and Innolight in the first quarter of fiscal 2013 ($3.9 million), higher payroll and other spending on projects ($0.5 million) and higher stock-related compensation expense ($0.3 million) partially offset by the favorable impact of foreign exchange rates ($0.2 million). On a segment basis, SLS spending increased $2.7 million primarily due to the acquisitions of Lumera and Innolight partially offset by lower project spending and the impact of foreign exchange rates. CLC spending increased $1.5 million primarily due to higher payroll and other spending on projects. Corporate and other spending increased $0.3 million.
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
Selling, general and administrative

Fiscal 2013 selling, general and administrative ("SG&A") expenses increased $11.0 million, or 8%, from fiscal 2012. The increase was primarily due to the acquisitions of Lumera and Innolight in the first quarter of fiscal 2013 ($4.0 million), $3.3 million higher payroll spending due to higher headcount and increased salaries, higher performance-related compensation spending and higher sales commissions, $2.7 million higher other variable spending on consulting and legal costs, sales representative commissions, tradeshows and other as well as $1.9 million higher stock-related compensation expense partially offset by the favorable impact of foreign exchange rates ($0.9 million). On a segment basis, SLS segment expenses increased $5.6 million primarily due to the acquisitions of Lumera and Innolight, higher payroll spending and higher other variable spending partially offset by the favorable impact of foreign exchange rates. CLC spending increased $2.0 million primarily due to higher other variable spending and higher payroll spending. Spending for Corporate and other increased $3.4 million primarily due to higher stock-related compensation expense, higher other variable spending and higher payroll spending.
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
Amortization of intangible assets
Amortization of intangible assets decreased $5.3 million, or 51%, from fiscal 2012 to fiscal 2013 primarily due to the fourth quarter fiscal 2012 impairment of $4.0 million of Hypertronics intangibles and the completion of amortization of certain intangibles (including Hypertronics) related to prior acquisitions partially offset by amortization from the acquisitions of Lumera and Innolight in the first quarter of fiscal 2013.
Amortization of intangible assets increased $2.3 million, or 28%, from fiscal 2011 to fiscal 2012 primarily due to the fourth quarter fiscal 2012 impairment of $4.0 million of Hypertronics intangibles partially offset by completion of amortization of certain intangibles related to prior acquisitions.
Other income (expense), net
Other income (expense), net, decreased $3.2 million from fiscal 2012 to fiscal 2013. The decrease was primarily due to higher net foreign currency exchange losses ($3.3 million) primarily due to the significant movement in the Japanese Yen at certain times in the first and third quarters of fiscal 2013.
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
Income taxes
The effective tax rate on income before income taxes for fiscal 2013 of 20.5% was lower than the statutory rate of 35.0%. This was primarily due to permanent differences related to the benefit of income subject to foreign tax rates that are lower than U.S. tax rates including Korea and Singapore tax exemptions, the benefit of foreign tax credits, the benefit of the federal research and development tax credits including renewal of the federal research and development tax credits for fiscal 2012 and the benefit of releasing foreign tax reserves accrued under ASC 740-10 and related interest. These amounts are partially offset by deemed dividend inclusions under the Subpart F tax rules, stock compensation not deductible for tax purposes and limitations on the deductibility of compensation under IRC Section 162(m).
During fiscal 2013, we increased our valuation allowance on deferred tax assets by $4.3 million to $13.4 million primarily due to the reduced ability to utilize California and other states research and development tax credits. During fiscal 2012, we increased our valuation allowance on deferred tax assets by $0.3 million to $9.1 million primarily due to the reduced ability to utilize California research and development tax credits and offset by the net increased ability to utilize foreign tax attributes and net operating losses of our subsidiaries. During fiscal 2011, we increased our valuation allowance on deferred tax assets by $1.5 million to $8.8 million, primarily due to the reduced ability to utilize foreign tax attributes and net operating losses and the reduced ability to utilize California research and development tax credits as a result of releasing net unrecognized tax benefits under ASC 740-10 that supported the credits.
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
The American Taxpayer Relief Act of 2012 (“the Act”) was enacted on January 2, 2013. Under the Act, the federal research and development tax credit was retroactively extended for amounts paid or incurred after December 31, 2011 through December 31, 2013. The prior period effects of the change in the tax law were recognized in our second quarter of fiscal 2013, which is the quarter that the law was enacted. Accordingly, prior year research and development tax credits of approximately $1.4 million less appropriate reserves were recognized in the second quarter of fiscal 2013.
Coherent Korea received the final approval for a High-Tech tax exemption on March 26, 2013 from the Korean authorities. The High-Tech tax exemption is effective retroactively to the beginning of fiscal 2013 and is subject to capital contribution limitations. The impact of this tax exemption decreased Korean income taxes by approximately $2.1 million in fiscal 2013. The benefit of the tax holiday on net income per share (diluted) was $0.09.

Coherent Singapore had previously received a Pioneer Status tax exemption from the Singapore authorities effective from fiscal 2012 through fiscal 2017, and may be extended if certain additional requirements are satisfied. The tax holiday is conditional upon our meeting certain revenue, business spending and employment thresholds. Although Coherent Singapore had income in fiscal 2013, this amount was offset by a loss carryforward from fiscal 2012 and therefore we did not realize a benefit for the Singapore tax holiday in fiscal 2013 and 2012.

FINANCIAL CONDITION
Liquidity and capital resources
At September 28, 2013, we had assets classified as cash and cash equivalents, as well as time deposits and fixed income securities classified as short-term investments, in an aggregate amount of $250.1 million, compared to $224.9 million at September 29, 2012. At September 28, 2013, approximately $157.5 million of the cash and securities was held in certain of our foreign subsidiaries, $89.9 million of which was denominated in currencies other than the U.S. dollar. We currently have approximately $150.6 million of cash, including investments in U.S. Treasury securities, held by foreign subsidiaries where we intend to permanently reinvest our accumulated earnings in these entities and our current plans do not demonstrate a need for these funds to support our domestic operations. If, however, a portion of these funds were needed for and distributed to our operations in the United States, we would be subject to additional U.S. income taxes and foreign withholding taxes. The amount of the taxes due would depend on the amount and manner of repatriation, as well as the location from where the funds are repatriated. We actively monitor the third-party depository institutions that hold these assets, primarily focusing on the safety of principal and secondarily maximizing yield on these assets. We diversify our cash and cash equivalents and investments among various financial institutions, money market funds and sovereign debt in order to reduce our exposure should any one of these financial institutions or financial instruments fail or encounter difficulties. To date, we have not experienced any material loss or lack of access to our invested cash, cash equivalents or short-term investments. However, we can provide no assurances that access to our invested cash, cash equivalents or short-term investments will not be impacted by adverse conditions in the financial markets.
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

	Fiscal
	2013	2012	2011
Net cash provided by operating activities	$115,522	$64,771	$86,676
Sales of shares under employee stock plans	16,541	13,288	34,720
Repurchase of common stock	—	(24,999)	(100,637)
Cash dividend paid on common stock	(24,040)	—	—
Capital expenditures	(21,988)	(36,051)	(37,117)
Acquisition of businesses, net of cash acquired	(67,289)	(3,687)	(14,108)
Net cash provided by operating activities increased by $50.8 million in fiscal 2013 compared to fiscal 2012 and decreased by $21.9 million in fiscal 2012 compared to fiscal 2011. The increase in cash provided by operating activities in fiscal 2013 was primarily due to higher cash flows from timing of accounts payable payments, improved inventory turns, timing of other current assets and liabilities as well as improved accounts receivable days sales outstanding partially offset by timing of tax payments. The decrease in cash provided by operating activities in fiscal 2012 was primarily due to lower net income, higher tax payments and lower cash flows from other current liabilities including variable compensation and accounts payable partially offset by higher cash flows from inventories and accounts receivable. We believe that our existing cash, cash equivalents and short term investments combined with cash to be provided by operating activities will be adequate to cover our working capital needs and planned capital expenditures for at least the next 12 months to the extent such items are known or are reasonably determinable based on current business and market conditions. However, we may elect to finance certain of our capital expenditure requirements through borrowings under our bank credit facilities or other sources of capital. We continue to follow our strategy to further strengthen our financial position by using available cash flow to fund operations.
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
On December 10, 2012, we announced that the Board of Directors approved a $1.00 per share special cash dividend on our outstanding common stock payable on December 27, 2012 to stockholders of record on December 19, 2012, resulting in a payment of $24.0 million in the first quarter of fiscal 2013. While we paid a cash dividend in fiscal 2013 and may elect to pay dividends in the future, we have no present intention to declare cash dividends.
On January 26, 2011, the Board authorized the repurchase of up to $75.0 million of our common stock.  The program was authorized for 12 months from the date of authorization. In March 2011, we repurchased and retired 454,682 shares of outstanding common stock under a modified "Dutch Auction" tender offer at an average price of $59.00 per share for a total of $26.8 million, excluding expenses. During the third and fourth quarters of fiscal 2011, we repurchased and retired an additional 1,024,409 shares of outstanding common stock at an average price of $47.03 per share for a total of $48.2 million, excluding expenses.

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

On October 4, 2012, the Board of Directors authorized the repurchase of up to $25.0 million of our common stock. The program was authorized for 12 months from the date of authorization. No shares were purchased under this program.

During fiscal year 2008, we initiated restructuring plans to decrease costs by consolidating facilities and reducing our workforce. As of September 28, 2013, we had made payments in connection with the restructuring plans in the amount of $27.7 million. We completed payments for substantially all anticipated costs related to the restructuring plans in the third quarter of fiscal 2011.
Additional sources of cash available to us were domestic and international currency lines of credit and bank credit facilities totaling $64.7 million as of September 28, 2013, of which $62.5 million was unused and available. These unsecured credit facilities were used in Europe and Japan during fiscal 2013. Our domestic line of credit consists of a $50.0 million unsecured revolving credit account with Union Bank of California, which expires on May 31, 2014 and is subject to covenants related to financial ratios and tangible net worth. No amounts have been drawn upon our domestic line of credit and $2.3 million of the international currency lines has been used as guarantees as of September 28, 2013.
Our ratio of current assets to current liabilities was 4.3:1 at September 28, 2013, compared to 4.0:1 at September 29, 2012. The increase in our ratio is primarily due increases in cash and short-term investments and inventories as well as decreases in income taxes payable. Our cash and cash equivalents, short-term investments, working capital and debt obligations are as follows (in thousands):

	Fiscal
	2013	2012
Cash and cash equivalents	$110,444	$67,761
Short-term investments	139,666	157,168
Working capital	483,398	460,697
Total debt obligations	2	19
Contractual Obligations and Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as defined by Regulation S-K of the Securities Act of 1933. The following summarizes our contractual obligations at September 28, 2013 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Long-term debt payments	$2	$2	$—	$—	$—
Operating lease payments	40,749	9,335	13,253	9,731	8,430
Asset retirement obligations	2,474	—	1,269	—	1,205
Purchase commitments for inventory	40,214	40,214	—	—	—
Purchase obligations-other	5,177	5,177	—	—	—
Total	$88,616	$54,728	$14,522	$9,731	$9,635
Because of the uncertainty as to the timing of such payments, we have excluded cash payments related to our contractual obligations for our deferred compensation plans aggregating $26.1 million at September 28, 2013.
As of September 28, 2013, we recorded gross unrecognized tax benefits of $23.2 million including gross interest and penalties of $1.8 million. As of September 29, 2012, we recorded gross unrecognized tax benefits of $27.6 million including gross interest and penalties of $1.6 million. Both gross unrecognized tax benefits and gross interest and penalties are classified as non-current liabilities in the consolidated balance sheet. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes. As a result, these amounts are not included in the table above.
Changes in financial condition
Cash provided by operating activities in fiscal 2013 was $115.5 million, which included net income of $66.4 million, depreciation and amortization of $36.1 million, stock-based compensation expense of $18.9 million and $0.3 million other partially offset by cash used by operating assets and liabilities of $5.1 million and increases in net deferred tax assets of $1.1 million. Cash provided by operating activities in fiscal 2012 was $64.8 million, which included net income of $63.0 million, depreciation and amortization of $29.6 million, stock-based compensation expense of $16.3 million and the $4.1 million write-off of Hypertronics intangibles partially offset by cash used by operating assets and liabilities of $42.0 million, increases in net deferred tax assets of $4.8 million and $1.4 million other.

Cash used in investing activities in fiscal 2013 of $70.7 million included $20.5 million, net, used to acquire property and equipment and improve buildings and $67.3 million used to acquire Lumera and Innolight partially offset by $17.1 million net sales of available-for-sale securities. Cash used in investing activities in fiscal 2012 of $142.9 million included $103.5 million net purchases of available-for-sale securities, $35.7 million, net, used to acquire property and equipment and improve buildings and $3.7 million used to acquire Midaz.
Cash used in financing activities in fiscal 2013 was $11.7 million, including $24.0 million cash dividend on our common stock and $4.2 million other partially offset by $16.5 million generated from our employee stock purchase plans. Cash used in financing activities in fiscal 2012 was $15.0 million, including $25.0 million used to repurchase our common stock and $3.3 million other partially offset by $13.3 million generated from our employee stock purchase plans.
Changes in exchange rates in fiscal 2013 resulted in a decrease in cash balances of $9.5 million. Changes in exchange rates in fiscal 2012 resulted in a decrease in cash balances of $6.1 million.
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
Our sales to distributors, resellers and end-user customers typically do not have customer acceptance provisions and only certain of our sales to OEM customers and integrators have customer acceptance provisions. Customer acceptance is generally limited to performance under our published product specifications. For the few product sales that have customer acceptance provisions because of higher than published specifications, (1) the products are tested and accepted by the customer at our site or the customer accepts the results of our testing program prior to shipment to the customer, or (2) the revenue is deferred until customer acceptance occurs.

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
We have determined that our reporting units are the same as our operating segments as each constitutes a business for which discrete financial information is available and for which segment management regularly reviews the operating results. We make this determination in a manner consistent with how the operating segments are managed. Based on this analysis, we have identified two reporting units which are our reportable segments: SLS and CLC.
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
In September 2011, the FASB amended its guidance to simplify testing goodwill for impairment, allowing an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If an entity determines as a result of the qualitative assessment that it is more likely than not (> 50% likelihood) that the fair value of a reporting unit is less than its carrying amount, then the quantitative test is required. Moreover, an entity can bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the impairment test, and then resume performing the qualitative assessment in any subsequent period. Otherwise, no further testing is required. We adopted this accounting guidance for our impairment testing in fiscal 2012.
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

In fiscal 2013, we elected to bypass the qualitative assessment and proceed directly to performing the first step of the goodwill impairment test. This election was made because we had last performed this impairment test in fiscal 2010 and we have subsequently added a substantial amount of goodwill balances as a result of our acquisitions of Midaz in the fourth quarter of fiscal 2012 and the acquisitions of Innolight and Lumera in the first quarter of fiscal 2013. We performed our Step 1 test during the fourth quarter of fiscal 2013 using the opening balance sheet as of the first day of the fourth quarter and noted no impairment. We determined the fair value of our reporting units for the Step 1 test using a 50-50% weighting of the Income (discounted cash flow) approach and Market (market comparable) approach. The Income approach utilizes the discounted cash flow model to provide an estimation of fair value based on the cash flows that a business expects to generate. These cash flows are based on forecasts developed internally by management which are then discounted at an after tax rate of return required by equity and debt market participants of a business enterprise. This rate of return or cost of capital is weighted based on the capitalization of comparable companies. The Market approach determines fair value by comparing the reporting units to comparable companies in similar lines of business that are publicly traded. Total Enterprise Value (TEV) multiples such as TEV to revenues and TEV to earnings (if applicable) before interest and taxes of the publicly traded companies are calculated. These multiples are then applied to the reporting unit's operating results to obtain an estimate of fair value. Each of these two approaches captures aspects of value in each reporting unit. The Income approach captures our expected future performance, and the Market approach captures how investors view the reporting units through other competitors. We believe these valuation approaches are proven valuation techniques and methodologies for our industry and are widely accepted by investors. As neither was perceived by us to deliver any greater indication of value than the other, we weighted each of the approaches equally. Management completed and reviewed the results of the Step 1 analysis and concluded that a Step 2 analysis was not required as the estimated fair values of both of our reporting units were substantially in excess of their carrying values. Between the completion of that testing and the end of the fourth quarter of fiscal 2013, we noted no indications of impairment or triggering events to cause us to review goodwill for potential impairment.

At September 28, 2013, we had $113.4 million of goodwill, $43.0 million of purchased intangible assets and $114.3 million of property and equipment on our consolidated balance sheet.
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
Warranty Reserves
We provide warranties on the majority of our product sales and allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires us to make estimates of product return rates and expected costs to repair or replace the products under warranty. We currently establish warranty reserves based on historical warranty costs for each product line. The weighted average warranty period covered is approximately 15 months. If actual return rates and/or repair and replacement costs differ significantly from our estimates, adjustments to cost of sales may be required in future periods.
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
Federal income taxes have not been provided for on a portion of the unremitted earnings of foreign subsidiaries because such earnings are intended to be permanently reinvested. The total amount of unremitted earnings and accumulated translation adjustments of foreign subsidiaries for which we have not yet recorded federal and state income taxes was approximately $335.4 million and $52.7 million, respectively, at fiscal 2013 year-end. The amount of federal and state income taxes that would be payable upon repatriation of such earnings are not practicably determinable.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk disclosures
We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.
Interest rate sensitivity
A portion of our investment portfolio is composed of fixed income securities. These securities are subject to interest rate risk and will fall in value if market interest rates increase. If interest rates were to increase immediately (whether due to changes in overall market rates or credit worthiness of the issuers of our individual securities) and uniformly by 10% from levels at fiscal 2013 year-end, the fair value of the portfolio, based on quoted market prices in active markets involving similar assets, would decline by an immaterial amount due to their short-term maturities. We have the ability to generally hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. If necessary, we may sell short-term investments prior to maturity to meet our liquidity needs.
At fiscal 2013 year-end, the fair value of our available-for-sale debt securities was $139.7 million, all of which was classified as short-term investments. Gross unrealized gains and losses on available-for-sale debt securities were $601,000 and $(16,000), respectively, at fiscal 2013 year-end. At fiscal 2012 year-end, the fair value of our available-for-sale debt securities was $155.1 million, all of which was classified as short-term investments. Gross unrealized gains and losses on available-for-sale debt securities were $952,000 and ($3,000), respectively, at fiscal 2012 year-end.
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
We do not anticipate any material adverse effect on our consolidated financial position, results of operations or cash flows resulting from the use of these instruments. There can be no assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately. For example, the Japanese Yen has recently decreased significantly in value and the Euro has recently strengthened in value. While we model currency valuations and fluctuations, these may not ultimately be accurate. If a financial counterparty to any of our hedging arrangements experiences financial difficulties or is otherwise unable to honor the terms of the foreign currency hedge, we may experience material financial losses. In the current economic environment, the risk of failure of a financial party remains high.
At September 28, 2013, approximately $157.5 million of our cash, cash equivalents and short-term investments were held outside the U.S. in certain of our foreign operations, $89.9 million of which was denominated in currencies other than the U.S. dollar.
A hypothetical 10% change in foreign currency rates on our forward contracts would not have a material impact on our results of operations, cash flows or financial position.
The following table provides information about our foreign exchange forward contracts at September 28, 2013. The table presents the weighted average contractual foreign currency exchange rates, the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date and fair value. The U.S. notional fair value represents the contracted amount valued at September 28, 2013 rates.
Forward contracts to sell (buy) foreign currencies (in thousands, except contract rates):

	Average Contract Rate	U.S. Notional Contract Value	U.S. Notional Fair Value
For US Dollars:
Euro	1.3244	$(46,248)	$(47,299)
Korean Won	1,088.1900	$17,345	$17,545
Chinese Renminbi	6.1690	$11,524	$11,793
British Pound Sterling	1.5689	$1,870	$1,919
Japanese Yen	100.2589	$(5,212)	$(5,308)
Singapore Dollar	1.2679	$(1,465)	$(1,480)
Malaysian Ringgit	3.2755	$642	$649

For Euros:
Japanese Yen	98.4463	$11,860	$11,753

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
Management assessed the effectiveness of our internal control over financial reporting as of September 28, 2013, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (1992). Based on the assessment by management, we determined that our internal control over financial reporting was effective as of September 28, 2013. The effectiveness of our internal control over financial reporting as of September 28, 2013 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report which appears below.
Inherent Limitations Over Internal Controls
Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles ("GAAP"). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness for future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

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
Management, including our CEO and CFO, does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Coherent, Inc.:
We have audited the internal control over financial reporting of Coherent, Inc. and its subsidiaries (collectively, the "Company") as of September 28, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 28, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 28, 2013, of the Company and our report dated November 27, 2013, expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
November 27, 2013

ITEM 9B.    OTHER INFORMATION
Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding: (i) our directors will be set forth under the caption "Proposal One —Election of Directors—Nominees"; (ii) compliance with Section 16(a) of the Securities Act of 1933 will be set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance"; (iii) the process for stockholders to nominate directors will be set forth under the caption "Proposal One—Election of Directors—Process for Recommending Candidates for Election to the Board of Directors"; (iv) our audit committee and audit committee financial expert will be set forth under the caption "Proposal One—Election of Directors—Board Meetings and Committees—Audit Committee"; in our proxy statement for use in connection with an upcoming Annual Meeting of Stockholders to be held in 2014 (the "2014 Proxy Statement") and is incorporated herein by reference or included in a Form 10-K/A as an amendment to this Form 10-K. The 2014 Proxy Statement or Form 10-K/A will be filed with the SEC within 120 days after the end of our fiscal year.
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
Stockholders may request free printed copies of our worldwide Business Conduct Policy from:
Coherent, Inc.
Attention: Investor Relations
5100 Patrick Henry Drive
Santa Clara, California 95054
Executive Officers
The name, age, position and a brief account of the business experience of our executive officers as of November 27, 2013 are set forth below:

Name	Age	Office Held
John R. Ambroseo	52	President and Chief Executive Officer
Helene Simonet	61	Executive Vice President and Chief Financial Officer
Mark Sobey	53	Executive Vice President and General Manager, Specialty Laser Systems
Paul Sechrist	54	Executive Vice President, Worldwide Sales and Service
Luis Spinelli	65	Executive Vice President and Chief Technology Officer
Bret M. DiMarco	45	Executive Vice President, General Counsel and Corporate Secretary
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
Helene Simonet.    Ms. Simonet has served as our Executive Vice President and Chief Financial Officer since April 2002. Ms. Simonet served as Vice President of Finance of our former Medical Group and Vice President of Finance, Photonics Division from December 1999 to April 2002. Prior to joining Coherent, she spent over twenty years in senior finance positions at Raychem Corporation's Division and Corporate organizations, including Vice President of Finance of Raynet Corporation. Ms. Simonet has both Master's and Bachelor degrees from the University of Leuven, Belgium.
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
Paul Sechrist. Mr. Paul Sechrist was appointed Executive Vice President, Worldwide Sales and Service in March 2011. He has over 30 years of experience with Coherent, including roles as Senior Vice President and General Manager of Commercial Lasers and Components from October 2008 to March 2011, Vice President and General Manager of Specialty Laser Systems, Santa Clara from March 2008 to October 2008 and Vice President for Components from April 2005 to October 2008. Mr. Sechrist received an AA degree from San Jose City College, with Physics studies at California State University, Hayward.
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
Bret M. DiMarco.    Mr. DiMarco has served as our Executive Vice President and General Counsel since June 2006 and our Corporate Secretary since February 2007. From February 2003 until May 2006, Mr. DiMarco was a member and from October 1995 until January 2003 was an associate at Wilson Sonsini Goodrich & Rosati, P.C., a law firm. Mr. DiMarco received a Bachelor's degree from the University of California at Irvine and a Juris Doctorate degree from the Law Center at the University of Southern California. He is also an adjunct professor of law at the University of California Hastings College of the Law, teaching corporate law and mergers & acquisitions.

ITEM 11.    EXECUTIVE COMPENSATION
Information regarding: (i) executive officer and director compensation will be set forth under the captions "Election of Directors—Director Compensation" and "Executive Officers and Executive Compensation" and (ii) compensation committee interlocks will be set forth under the caption "Executive Officers and Executive Compensation—Compensation Committee Interlocks and Insider Participation and Committee Independence" in the 2014 Proxy Statement or included in a Form 10-K/A as an amendment to our Form 10-K for the fiscal year ended September 28, 2013. The 2014 Proxy Statement or Form 10-K/A will be filed with the SEC within 120 days after the end of our fiscal year.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding: (i) equity compensation plan information will be set forth under the caption "Equity Compensation Plan Information"; and (ii) security ownership of certain beneficial owners and management will be set forth under the caption "Security Ownership of Certain Beneficial Owners and Management"; in our 2014 Proxy Statement and is incorporated herein by reference or included in a Form 10-K/A as an amendment to our Form 10-K for the fiscal year ended September 28, 2013.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this item will be set forth under the caption "Certain Relationships and Related Party Transactions" in our 2014 Proxy Statement and is incorporated herein by reference or included in a Form 10-K/A as an amendment to our Form 10-K for the fiscal year ended September 28, 2013.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Principal Accounting Fees and Services

The following table sets forth fees for services provided by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, "Deloitte") during fiscal years 2013 and 2012:

	2013	2012
Audit fees(1)	$1,818,000	$1,725,000
Audit-related fees(2)	79,126	172,632
Tax fees(3)	135,337	—
All other fees(4)	2,200	2,200
Total	$2,034,663	$1,899,832
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

(2)
For fiscal 2013, represents $79,126 in fees for due diligence associated with our acquisition activities in fiscal 2013. For fiscal 2012, represents $146,874 in fees for due diligence associated with our acquisition activities in fiscal 2012 and $25,578 for services related to the review of our XBRL filings.

(3)	Represents tax compliance and related services.

(4)	Represents the annual subscription for access to the Deloitte Accounting Research Tool, which is a searchable on-line accounting database.
Pre-Approval of Audit and Non-Audit Services
The Audit Committee has determined that the provision of non-audit services by Deloitte is compatible with maintaining Deloitte's independence. In accordance with its charter, the Audit Committee approves in advance all audit and non-audit services to be provided by Deloitte. In other cases, the Chairman of the Audit Committee has the delegated authority from the Committee to pre-approve certain additional services, and such pre-approvals are communicated to the full Committee at its next meeting. During fiscal year 2013, all services were pre-approved by the Audit Committee in accordance with this policy.

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

3.	Exhibits

Exhibit Numbers
3.1*	Restated and Amended Certificate of Incorporation. (Previously filed as Exhibit 3.1 to Form 10-K for the fiscal year ended September 29, 1990)
3.2*	Certificate of Amendment of Restated and Amended Certificate of Incorporation of Coherent, Inc. (Previously filed as Exhibit 3.2 to Form 10-K for the fiscal year ended September 28, 2002)
3.3*	Bylaws. (Previously filed as Exhibit 3.1 to Form 8-K, filed on December 12, 2012)
10.1*‡	Amended and Restated Employee Stock Purchase Plan. (Previously filed as Exhibit 10.1 to Form S-8 filed on June 12, 2012)
10.2*‡	Coherent Employee Retirement and Investment Plan. (Previously filed as Exhibit 10.23 to Form 8, Amendment No. 1 to Annual Report on Form 10-K for the fiscal year ended September 25, 1982)
10.3*	1998 Director Option Plan. (Previously filed as Appendix B to Schedule 14A filed February 28, 2006)
10.4*‡	2001 Stock Plan. (Previously filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 29, 2008)
10.5*‡	Change of Control Severance Plan, as amended and restated effective December 7, 2012. (Previously filed as Exhibit 10.1 to Form 8-K, filed on December 12, 2012)
10.6*‡	Variable Compensation Plan, as amended. (Previously filed as Exhibit 10.7 to Form 10-K for the fiscal year ended October 1, 2011)
10.7*‡	Fiscal 2011 Variable Compensation Plan Payout Scale. (Previously filed as Exhibit 10.8 to Form 10-K for the fiscal year ended October 1, 2011)
10.8*‡	Fiscal 2012 Variable Compensation Plan Payout Scale. (Previously filed as Exhibit 10.9 to Form 10-K for the fiscal year ended October 1, 2011)
10.9***‡	Fiscal 2013 Variable Compensation Plan Payout Scale for Named Executive Officers. (Previously filed as Exhibit 10.3 to Form 10-Q for the fiscal quarter ended December 29, 2012)
10.10*‡	Supplementary Retirement Plan. (Previously filed as Exhibit 10.5 to Form 10-Q for the quarter ended April 1, 2006)
10.11*‡	2005 Deferred Compensation Plan. (Previously filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended December 31, 2011)
10.12*‡	Form of 2001 Stock Plan Terms and Conditions of Restricted Stock Units. (Previously filed as Exhibit 10.1 to Form 8-K filed on November 27, 2009)
10.13*‡	Form of 2001 Stock Plan Amended Global Stock Option Agreement. (Previously filed as Exhibit 10.2 to Form 8-K filed on November 27, 2009)
10.14*	Amended and Restated Loan Agreement by and between Coherent, Inc. and Union Bank of California, N.A. dated as of May 30, 2012. (Previously filed as Exhibit 10.1 to Form 8-K filed on June 5, 2012)
10.15*	Amended and Restated Promissory Note (Base Rate) (Previously filed as Exhibit 10.2 to Form 8-K filed on June 5, 2012)
10.16*	Second Lease Amendment by and between Coherent, Inc. and 5200 Patrick Henry Associates LLC dated as of July 23, 2010. (Previously filed as Exhibit 10.1 to Form 10-Q for the quarter ended July 3, 2010)
10.17*	Form of Indemnification Agreement (Previously filed as Exhibit 10.18 to Form 10-K for the year ended October 2, 2010)
10.18*‡	2011 Equity Incentive Plan. (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8 (File No. 333-174019) filed on May 6, 2011)
10.19*‡	Form of RSU Agreement for members of the Board of Directors under the Company's 2011 Equity Incentive Plan. (Previously filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended July 2, 2011)
10.20*‡	Form of Option Agreement for members of the Board of Directors under the Company's 2011 Equity Incentive Plan. (Previously filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended July 2, 2011)
10.21*‡	Form of Performance RSU Agreement under the 2011 Equity Incentive Plan. (Previously filed as Exhibit 10.22 to Form 10-K for the fiscal year ended October 1, 2011)
10.22*‡	Form of Time-Based RSU Agreement under the 2011 Equity Incentive Plan. (Previously filed as Exhibit 10.23 to Form 10-K for the fiscal year ended October 1, 2011)

10.23*‡	Form of Performance RSU Agreement under the 2011 Equity Incentive Plan (Amended) (Previously filed as Exhibit 10.23 to Form 10-K for the fiscal year ended September 29, 2012)
10.24*‡	Form of Performance RSU Agreement under the 2011 Equity Incentive Plan, as amended November 8, 2013. (Previously filed as Exhibit 10.1 to Form 8-K filed November 14, 2013)
21.1	Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see signature page)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
__________________________________________

*	These exhibits were previously filed with the Commission as indicated and are incorporated herein by reference.
**	Portions of this exhibit are redacted and confidential treatment has been requested.
‡	Identifies management contract or compensatory plans or arrangements required to be filed as an exhibit.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COHERENT, INC.
Date:	November 27, 2013	/s/ JOHN R. AMBROSEO
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ JOHN R. AMBROSEO
John R. Ambroseo (Director and Principal Executive Officer)	November 27, 2013 Date
/s/ HELENE SIMONET
Helene Simonet (Principal Financial and Accounting Officer)	November 27, 2013 Date
/s/ JAY T. FLATLEY
Jay T. Flatley (Director)	November 27, 2013 Date
/s/ SUSAN M. JAMES
Susan M. James (Director)	November 27, 2013 Date
/s/ L. WILLIAM KRAUSE
L. William Krause (Director)	November 27, 2013 Date
/s/ GARRY W. ROGERSON
Garry W. Rogerson (Director)	November 27, 2013 Date
/s/ LAWRENCE TOMLINSON
Lawrence Tomlinson (Director)	November 27, 2013 Date
/s/ SANDEEP VIJ
Sandeep Vij (Director)	November 27, 2013 Date

STATEMENT OF MANAGEMENT RESPONSIBILITY
Management is responsible for the preparation, integrity, and objectivity of the Consolidated Financial Statements and other financial information included in the Company's 2013 Annual Report on Form 10-K. The Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles and reflect the effects of certain estimates and judgments made by management. It is critical for investors and other readers of the Consolidated Financial Statements to have confidence that the financial information that we provide is timely, complete, relevant and accurate
Management, with oversight by the Company's Board of Directors, has established and maintains a corporate culture that requires that the Company's affairs be conducted to the highest standards of business ethics and conduct. Management also maintains a system of internal control that is designed to provide reasonable assurance that assets are safeguarded and that transactions are properly recorded and executed in accordance with management's authorization. This system is regularly monitored through direct management review, as well as extensive audits conducted by internal auditors throughout the organization.
Our Consolidated Financial Statements as of and for the year ended September 28, 2013 have been audited by Deloitte & Touche LLP, an independent registered public accounting firm. Their audit was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and included an integrated audit under such standards.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Coherent, Inc.:
We have audited the accompanying consolidated balance sheets of Coherent, Inc. and its subsidiaries (collectively, the "Company") as of September 28, 2013 and September 29, 2012, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended September 28, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 28, 2013 and September 29, 2012, and the results of its operations and its cash flows for each of the three years in the period ended September 28, 2013, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 28, 2013, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 27, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP

San Jose, California
November 27, 2013

COHERENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	September 28, 2013	September 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$110,444	$67,761
Short-term investments	139,666	157,168
Accounts receivable—net of allowances of $1,386 in 2013 and $1,443 in 2012	136,759	144,345
Inventories	168,067	160,113
Prepaid expenses and other assets	52,577	61,730
Deferred tax assets	21,713	23,368
Total current assets	629,226	614,485
Property and equipment, net	114,333	115,096
Goodwill	113,408	77,689
Intangible assets, net	42,971	9,473
Other assets	66,540	64,029
Total assets	$966,478	$880,772
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term obligations	$2	$17
Accounts payable	36,565	29,088
Income taxes payable	24,695	33,944
Other current liabilities	84,566	90,739
Total current liabilities	145,828	153,788
Long-term obligations	—	2
Other long-term liabilities	62,132	55,326
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock, par value $.01:
Authorized—500,000 shares;
Outstanding—24,464 shares in 2013 and 23,746 shares in 2012	244	237
Additional paid-in capital	162,253	131,708
Accumulated other comprehensive income	54,450	40,455
Retained earnings	541,571	499,256
Total stockholders' equity	758,518	671,656
Total liabilities and stockholders' equity	$966,478	$880,772
See accompanying Notes to Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended
	September 28, 2013	September 29, 2012	October 1, 2011
Net sales	$810,126	$769,088	$802,834
Cost of sales	487,855	453,103	452,012
Gross profit	322,271	315,985	350,822
Operating expenses:
Research and development	82,785	78,260	81,232
Selling, general and administrative	149,513	138,519	149,499
Amortization of intangible assets	5,074	10,376	8,082
Total operating expenses	237,372	227,155	238,813
Income from operations	84,899	88,830	112,009
Other income (expense):
Interest and dividend income	230	311	909
Interest expense	(164)	(86)	(147)
Other—net	(1,469)	1,567	11,058
Total other income (expense), net	(1,403)	1,792	11,820
Income before income taxes	83,496	90,622	123,829
Provision for income taxes	17,141	27,660	30,591
Net income	$66,355	$62,962	$93,238
Net income per share:
Basic	$2.75	$2.67	$3.74
Diluted	$2.70	$2.62	$3.66
Shares used in computation:
Basic	24,138	23,561	24,924
Diluted	24,555	24,026	25,464
See accompanying Notes to Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended
	September 28, 2013	September 29, 2012	October 1, 2011

Net income	$66,355	$62,962	$93,238
Other comprehensive income (loss):
Translation adjustments	13,998	(10,796)	(10,842)
Changes in unrealized gains (losses) on available-for-sale securities, net of taxes	(3)	30	(21)
Other comprehensive income (loss), net of tax (1)	13,995	(10,766)	(10,863)
Total comprehensive income	$80,350	$52,196	$82,375

(1)
Tax expense (benefit) of $(746), $(166) and $(2,283) was provided on translation adjustments during fiscal 2013, 2012 and 2011, respectively.  Tax expense (benefit) on changes in unrealized gains (losses) on available-for-sale securities was insignificant.

COHERENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Three Years in the Period Ended September 28, 2013
(In thousands)

	Common Stock Shares	Common Stock Par Value	Add. Paid-in Capital	Accum. Other Comp. Income	Retained Earnings	Total
Balances, October 2, 2010	24,554	$245	$186,078	$62,084	$343,056	$591,463
Common stock issued under stock plans, net of shares withheld for employee taxes	1,233	11	31,403	—	—	31,414
Tax impact from employee stock options	—	—	290	—	—	290
Repurchases of common stock	(2,065)	(20)	(100,617)	—	—	(100,637)
Stock-based compensation	—	—	13,096	—	—	13,096
Net income	—	—	—	—	93,238	93,238
Other comprehensive loss, net of tax	—	—	—	(10,863)	—	(10,863)
Balances, October 1, 2011	23,722	236	130,250	51,221	436,294	$618,001
Common stock issued under stock plans, net of shares withheld for employee taxes	567	6	8,745	—	—	8,751
Tax impact from employee stock options	—	—	1,264	—	—	1,264
Repurchases of common stock	(543)	(5)	(24,994)	—	—	(24,999)
Stock-based compensation	—	—	16,443	—	—	16,443
Net income	—	—	—	—	62,962	62,962
Other comprehensive income, net of tax	—	—	—	(10,766)	—	(10,766)
Balances, September 29, 2012	23,746	237	131,708	40,455	499,256	$671,656
Common stock issued under stock plans, net of shares withheld for employee taxes	718	7	12,364	—	—	12,371
Tax impact from employee stock options	—	—	(836)	—	—	(836)
Stock-based compensation	—	—	19,017	—	—	19,017
Cash dividends paid ($1.00 per common share)	—	—	—	—	(24,040)	(24,040)
Net income	—	—	—	—	66,355	66,355
Other comprehensive income, net of tax	—	—	—	13,995	—	13,995
Balances, September 28, 2013	24,464	$244	$162,253	$54,450	$541,571	$758,518
See accompanying Notes to Consolidated Financial Statements

COHERENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Year Ended
	September 28, 2013	September 29, 2012	October 1, 2011
Cash flows from operating activities:
Net income	$66,355	$62,962	$93,238
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,356	23,243	20,539
Amortization of intangible assets	9,767	6,406	8,082
Write-off of Hypertronics intangibles	—	4,142	—
Stock-based compensation	18,891	16,315	12,963
Excess tax benefit from stock-based compensation arrangements	—	(1,264)	(5,111)
Non-cash translation adjustment related to Finland dissolution	—	—	(6,511)
Deferred income taxes	(1,107)	(4,763)	22,089
Other non-cash (income) expense	353	(192)	68
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	4,226	(5,146)	(26,185)
Inventories	4,260	(9,767)	(38,570)
Prepaid expenses and other assets	10,128	(5,294)	(8,098)
Other assets	34	147	(1,194)
Accounts payable	6,116	(10,443)	(161)
Income taxes payable/receivable	(20,574)	(6,922)	4,272
Other current liabilities	(11,185)	(5,360)	8,712
Other long-term liabilities	1,902	707	2,543
Net cash provided by operating activities	115,522	64,771	86,676
Cash flows from investing activities:
Purchases of property and equipment	(21,988)	(36,051)	(37,117)
Proceeds from dispositions of property and equipment	1,482	280	355
Purchases of available-for-sale securities	(228,231)	(244,186)	(230,992)
Proceeds from sales and maturities of available-for-sale securities	245,361	140,700	195,570
Acquisition of businesses, net of cash acquired	(67,289)	(3,687)	(14,108)
Change in restricted cash	—	—	625
Net cash used in investing activities	(70,665)	(142,944)	(85,667)

(continued)

COHERENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (In thousands)

	Year Ended
	September 28, 2013	September 29, 2012	October 1, 2011
Cash flows from financing activities:
Short-term borrowings	$20,717	$9,262	$2,344
Repayments of short-term borrowings	(20,717)	(9,262)	(2,344)
Repayments of capital lease obligations	(17)	(15)	(18)
Repurchase of common stock	—	(24,999)	(100,637)
Issuance of common stock under employee stock option and purchase plans	16,541	13,288	34,720
Cash dividend paid ($1.00 per common share)	(24,040)	—	—
Excess tax benefits from stock-based compensation arrangements	—	1,264	5,111
Net settlement of restricted common stock	(4,170)	(4,537)	(3,306)
Net cash used in financing activities	(11,686)	(14,999)	(64,130)
Effect of exchange rate changes on cash and cash equivalents	9,512	(6,128)	(15,198)
Net increase (decrease) in cash and cash equivalents	42,683	(99,300)	(78,319)
Cash and cash equivalents, beginning of year	67,761	167,061	245,380
Cash and cash equivalents, end of year	$110,444	$67,761	$167,061
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$164	$86	$108
Income taxes	$54,047	$49,755	$17,291
Cash received during the year for:
Income taxes	$13,538	$11,855	$5,250
Noncash investing and financing activities:
Unpaid property and equipment purchases	$1,550	$1,031	$1,334

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

2. SIGNIFICANT ACCOUNTING POLICIES
Fiscal Year
Our fiscal year ends on the Saturday closest to September 30. Fiscal years 2013, 2012 and 2011 ended on September 28, 2013, September 29, 2012 and October 1, 2011, respectively, and are referred to in these financial statements as fiscal 2013, fiscal 2012, and fiscal 2011 for convenience. All fiscal years include 52 weeks. Accordingly, the financial statements of these subsidiaries as of that date and for the years then ended have been used for our consolidated financial statements. Management believes that the impact of the use of different year-ends is immaterial to our consolidated financial statements taken as a whole.
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
Basis of Presentation
The consolidated financial statements include the accounts of Coherent, Inc. and its majority-owned subsidiaries (collectively, "the Company", "we", "our", or "Coherent"). Intercompany balances and transactions have been eliminated. Investments in business entities in which we do not have control, but have the ability to exercise significant influence over operating and financial policies (generally 20%-50% ownership) are accounted for by the equity method. We currently do not have any investments accounted for by the equity method. Minority interests in non-wholly owned subsidiaries are insignificant.
Fair Value of Financial Instruments
The carrying amounts of certain of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities. Short-term investments are comprised of available-for-sale securities, which are carried at fair value. Other non-current assets include trading securities and life insurance contracts related to our deferred compensation plans; trading securities are carried at fair value and life insurance contracts are carried at cash surrender values, which due to their ability to be converted to cash at that amount, approximate their fair values. The recorded carrying amount of our long-term obligations approximates fair value at fiscal 2013 and 2012 year-ends. Foreign exchange contracts are stated at fair value based on prevailing financial market information.
Cash Equivalents
All highly liquid investments with maturities of three months or less at the time of purchase are classified as cash equivalents.
Concentration of Credit Risk
Financial instruments that may potentially subject us to concentrations of credit risk consist principally of cash equivalents, short-term investments and accounts receivable. At fiscal 2013 year-end, the majority of our short-term investments are in US Treasury and federal agency obligations and corporate notes and obligations. Cash equivalents and short-term investments are maintained with several financial institutions and may exceed the amount of insurance provided on such balances. At September 28, 2013, we held cash and cash equivalents and short-term investments outside the U.S. in certain of our foreign operations totaling approximately $157.5 million, $89.9 million of which was denominated in currencies other than the U.S. dollar. The majority of our accounts receivable are derived from sales to customers for commercial applications. We perform ongoing credit evaluations of our customers' financial condition and limit the amount of credit extended when deemed necessary but generally require no collateral. We maintain reserves for potential credit losses. Our products are broadly distributed and there were two customers who accounted for 15.2% and 11.7% of accounts receivable at fiscal 2013 year-end. There were two customers who accounted for 14.9% and 14.8% of accounts receivable at fiscal 2012 year-end.
Accounts Receivable Allowances
Accounts receivable allowances reflect our best estimate of probable losses inherent in our accounts receivable balances. We regularly review allowances by considering factors such as historical experience, credit quality, the age of the accounts receivable balances and current economic conditions that may affect a customer's ability to pay.
Activity in accounts receivable allowance is as follows (in thousands):

	Fiscal year-end
	2013	2012	2011
Beginning balance	$1,443	$1,439	$1,655
Additions charged to expenses	1,622	1,362	1,329
Accruals resulting from acquisitions	—	—	184
Deductions from reserves	(1,679)	(1,358)	(1,729)
Ending balance	$1,386	$1,443	$1,439
Inventories
Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories are as follows (in thousands):

	Fiscal year-end
	2013	2012
Purchased parts and assemblies	$50,275	$46,526
Work-in-process	60,089	60,171
Finished goods	57,703	53,416
	$168,067	$160,113
Property and Equipment
Property and equipment are stated at cost and are depreciated or amortized using the straight-line method. Cost, accumulated depreciation and amortization, and estimated useful lives are as follows (dollars in thousands):

	Fiscal year-end
	2013	2012	Useful Life
Land	$6,295	$6,251
Buildings and improvements	73,139	67,916	5-40 years
Equipment, furniture and fixtures	220,133	205,479	3-10 years
Leasehold improvements	29,763	28,162	Lesser of useful life or terms of leases
	329,330	307,808
Accumulated depreciation and amortization	(214,997)	(192,712)
Property and equipment, net	$114,333	$115,096
Asset Retirement Obligations
The fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. All of our existing asset retirement obligations are associated with commitments to return the property to its original condition upon lease termination at various sites and costs

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

to clean up and dispose of certain fixed assets at our Sunnyvale, California site. We estimated that as of fiscal 2013 year-end, gross expected future cash flows of $2.5 million would be required to fulfill these obligations.
The following table reconciles changes in our asset retirement liability for fiscal 2013 and 2012 (in thousands):

Asset retirement liability as of October 1, 2011	$1,878
Payment of asset retirement obligations	—
Adjustment to asset retirement obligations recognized	69
Accretion recognized	113
Changes due to foreign currency exchange	(31)
Asset retirement liability as of September 29, 2012	2,029
Payment of asset retirement obligations	—
Adjustment to asset retirement obligations recognized	253
Accretion recognized	70
Changes due to foreign currency exchange	(105)
Asset retirement liability as of September 28, 2013	$2,247
At September 28, 2013 and September 29, 2012, the asset retirement liability is included in other long-term liabilities on our consolidated balance sheets.
Long-lived Assets
We evaluate the carrying value of long-lived assets, including intangible assets, whenever events or changes in business circumstances or our planned use of long-lived assets indicate that their carrying amounts may not be fully recoverable or that their useful lives are no longer appropriate. Reviews are performed to determine whether the carrying values of long-lived assets are impaired based on a comparison to the undiscounted expected future net cash flows. If the comparison indicates that impairment exists, long-lived assets that are classified as held and used are written down to their respective fair values. When long-lived assets are classified as held for sale, they are written down to their respective fair values less costs to sell. Significant management judgment is required in the forecast of future operating results that is used in the preparation of expected undiscounted cash flows. For fiscal years 2013, 2012 and 2011, there were no significant asset impairments recorded.
Goodwill
Goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired (see Note 8. "Goodwill and Intangible Assets"). In testing for impairment, we have the option to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. Moreover, an entity can bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the impairment test, and then resume performing the qualitative assessment in any subsequent period. In fiscal 2012, we performed a qualitative assessment. In fiscal 2013, we elected to bypass the qualitative assessment and proceed directly to performing the first step of the goodwill impairment test. This election was made because we had last performed this impairment test in fiscal 2010 and we have subsequently added a substantial amount of goodwill balances as a result of our acquisitions of Midaz in the fourth quarter of fiscal 2012 and the acquisitions of Innolight and Lumera in the first quarter of fiscal 2013. We performed our Step 1 test during the fourth quarter of fiscal 2013 using the opening balance sheet as of the first day of the fourth quarter and noted no impairment. Between the completion of that testing and the end of the fourth quarter of fiscal 2013, we noted no indications of impairment or triggering events to cause us to review goodwill for potential impairment. Absent any impairment indicators, we perform our annual impairment tests during the fourth quarter of each fiscal year using opening balance sheet as of the first day of the fourth fiscal quarter, with any resulting impairment recorded in the fourth quarter of the fiscal year.
Intangible Assets
Intangible assets, including acquired existing technology, customer lists, trade name and non-compete agreements are amortized on a straight-line basis over estimated useful lives of 1 year to 15 years.

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Warranty Reserves
We provide warranties on the majority of our product sales and reserves for estimated warranty costs are recorded during the period of sale. The determination of such reserves requires us to make estimates of product return rates and expected costs to repair or replace the products under warranty. We currently establish warranty reserves based on historical warranty costs for each product line. The weighted average warranty period covered is approximately 15 months. If actual return rates and/or repair and replacement costs differ significantly from our estimates, adjustments to cost of sales may be required in future periods.
Components of the reserve for warranty costs during fiscal 2013, 2012 and 2011 were as follows (in thousands):

	Fiscal
	2013	2012	2011
Beginning balance	$17,442	$16,704	$13,499
Additions related to current period sales	26,721	29,425	27,900
Warranty costs incurred in the current period	(27,975)	(28,263)	(24,671)
Accruals resulting from acquisitions	1,735	—	178
Adjustments to accruals related to foreign exchange and other	585	(424)	(202)
Ending balance	$18,508	$17,442	$16,704
Revenue Recognition
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

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Our sales to distributors, resellers and end-user customers typically do not have customer acceptance provisions and only certain of our sales to OEM customers and integrators have customer acceptance provisions. Customer acceptance is generally limited to performance under our published product specifications. For the few product sales that have customer acceptance provisions because of higher than published specifications, (1) the products are tested and accepted by the customer at our site or the customer accepts the results of our testing program prior to shipment to the customer, or (2) the revenue is deferred until customer acceptance occurs.
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
The following table presents information necessary to calculate basic and diluted earnings (loss) per share (in thousands, except per share data):

	Fiscal
	2013	2012	2011
Weighted average shares outstanding—basic (1)	24,138	23,561	24,924
Dilutive effect of employee awards	417	465	540
Weighted average shares outstanding—diluted	24,555	24,026	25,464
Net income	$66,355	$62,962	$93,238
Net income—basic	$2.75	$2.67	$3.74
Net income—diluted	$2.70	$2.62	$3.66
_______________________________________

(1)	Net of unvested restricted stock
A total of 883; 99,912; and 2,416 potentially dilutive securities have been excluded from the dilutive share calculation for fiscal 2013, 2012 and 2011, respectively, as their effect was anti-dilutive.
Stock-Based Compensation
We account for stock-based compensation using the fair value of the awards granted. We estimate the fair value of stock options granted using the Black-Scholes Merton model. We value restricted stock units using the intrinsic value method. We use a Monte Carlo simulation model to estimate the fair value of market-based performance restricted stock units. We use historical data to estimate pre-vesting option and restricted stock unit forfeitures and record stock-based compensation expense only for those options and awards that are expected to vest. We amortize the fair value of stock options and awards on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. See Note 14 "Employee Stock Option and Benefit Plans" for a description of our stock-based employee compensation plans and the assumptions we use to calculate the fair value of stock-based employee compensation.
Shipping and Handling Costs
We record costs related to shipping and handling of revenue in cost of sales for all periods presented.
Advertising Costs
Advertising costs are expensed as incurred and were $3.4 million, $3.5 million and $4.1 million in fiscal 2013, fiscal 2012 and fiscal 2011, respectively.
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
Federal income taxes have not been provided for on a portion of the unremitted earnings of foreign subsidiaries because such earnings are intended to be permanently reinvested. The total amount of unremitted earnings and accumulated translation adjustments of foreign subsidiaries for which we have not yet recorded federal and state income taxes was approximately $335.4 million and $52.7 million respectively, at fiscal 2013 year-end. The amount of federal and state income taxes that would be payable upon repatriation of such earnings are not practicably determinable.

Adoption of New Accounting Pronouncement and Update to Significant Accounting Policies

In July 2013, the Financial Accounting Standards Board (“FASB”) issued guidance that permits the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to the direct Treasury obligations of the U.S. government (UST) and London Interbank Offered Rate (LIBOR). The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this amendment did not have a material impact on our consolidated financial statements.

In July 2012, the FASB amended existing guidance related to goodwill and other intangible assets by giving an entity testing an indefinite-lived intangible asset for impairment the option to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of an intangible asset is less than its carrying amount. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not impaired, the entity would not need to calculate the fair value of the asset. The guidance does not revise the requirement to test indefinite-lived intangible assets annually for impairment or to test these assets for impairment between annual tests if there is a change in events or circumstances. This amended guidance was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We adopted this authoritative guidance in the fourth quarter of fiscal 2012. As of September 2013 and 2012, the implementation of this authoritative guidance did not have a material impact on our consolidated financial position, results of operations and cash flows in connection with our impairment testing.

Recently Issued Accounting Pronouncements
In July of 2013, the FASB issued amended guidance that resolves the diversity in practice for the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This new accounting guidance requires the netting of unrecognized tax benefits ("UTBs") against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. Under the new standard, UTBs will be netted against all available same-jurisdiction losses or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs. The new standard requires prospective adoption but allows retrospective adoption for all periods

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

presented. We will consider the FASB’s amended guidance for our fiscal year beginning September 28, 2014. We do not expect the amended guidance to have a significant impact on our consolidated financial position, results of operations and cash flows.

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

In February 2013, the FASB issued guidance which requires an entity to disclose additional information for items reclassified out of accumulated other comprehensive income ("AOCI"). For items reclassified out of AOCI and into net income in their entirety, entities are required to disclose the effect of the reclassification on each affected net income line item. For AOCI reclassification items that are not reclassified in their entirety into net income, a cross reference to other disclosures is required. This information may be provided either in the notes or parenthetically on the face of the statement that reports net income as long as all the information is disclosed in a single location. The guidance is effective for us beginning in the first quarter of fiscal 2014 and we plan to adopt this guidance at the effective date. We do not expect the adoption of this accounting standard will have an impact on our consolidated financial position, results of operations and cash flows.

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
There were no new restructuring charges during fiscal 2013 and all charges related to restructuring activities discussed above were expensed as of the end of fiscal 2012. Restructuring charges during fiscal 2012 and fiscal 2011 are recorded in cost of sales, research and development and selling, general and administrative expenses in our consolidated statements of operations.

The following table presents our current liability as accrued on our balance sheets for restructuring charges. The table sets forth an analysis of the components of the restructuring charges and payments and other deductions made against the accrual for fiscal 2012 and 2011 (in thousands):

	Severance Related	Facilities Related Charges	Other Restructuring Costs	Total
Balances, October 2, 2010	$912	$17	$1,303	$2,232
Provision	218	—	680	898
Payments and other	(1,130)	(17)	(1,349)	(2,496)
Balances, October 1, 2011	—	—	634	634
Provision	—	—	—	—
Payments and other	—	—	(634)	(634)
Balances, September 29, 2012	$—	$—	$—	$—
The fiscal 2011 severance related costs were primarily comprised of severance pay, outplacement services, medical and other related benefits for employees being terminated due to the transition of activities out of Tampere, Finland. At September 29, 2012 and September 28, 2013, there were no remaining accrued restructuring costs.
The following table presents our restructuring charges incurred by segment (no charges were incurred in fiscal 2012 and 2013):

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

Our allocation of the purchase price is as follows (in thousands):

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tangible assets:
Inventories	$7,364
Accounts receivable	2,770
Other tangible assets	4,380
Goodwill	24,640
Intangible assets:
Existing technology	21,000
In-process R&D	1,800
Trade name	200
Customer lists	6,500
Backlog	900
Deferred tax liabilities	(9,300)
Liabilities assumed	(8,793)
Total	$51,461

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

In-process research and development (“IPR&D”) consists of two projects that have not yet reached technological feasibility. Acquired IPR&D assets are initially recognized at fair value and are classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. The value assigned to IPR&D was determined by considering the value of the products under development to the overall development plan, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. During the development period, these assets will not be amortized as charges to earnings; instead these assets will be subject to periodic impairment testing. Upon successful completion of the development process for the acquired IPR&D projects, the assets would then be considered finite-lived intangible assets and amortization of the assets will commence. The projects have not been completed as of September 28, 2013.

We expensed $0.6 million of acquisition-related costs as selling, general and administrative expenses in our consolidated statements of operations for our fiscal year 2013, and expensed $0.3 million of acquisition-related costs as selling, general and administrative expenses in our consolidated statements of operations for our fiscal year 2012.

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

IPR&D consists of two projects that have not yet reached technological feasibility. The projects have not been completed as of September 28, 2013.

We expensed $0.2 million of acquisition-related costs as selling, general and administrative expenses in our consolidated statements of operations for our fiscal year 2013 and expensed $0.1 million of acquisition-related costs as selling, general and administrative expenses in our consolidated statements of operations for our fiscal year 2012.

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

5. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES
We measure our cash equivalents and marketable securities at fair value. The fair values of our financial assets and liabilities are determined using quoted market prices of identical assets or quoted market prices of similar assets from active

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

markets. Level 1 valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 valuations are obtained from quoted market prices in active markets involving similar assets; these instruments, which mature within one year and are issued by counterparties with high credit ratings, include U.S. Treasury and international government obligations, investment-grade corporate bonds, certificates of deposit and commercial paper. Level 3 valuations would be based on unobservable inputs to a valuation model and include our own data about assumptions market participants would use in pricing the asset or liability based on the best information available under the circumstances; as of September 28, 2013 and September 29, 2012, we did not have any assets or liabilities valued based on Level 3 valuations.
Financial assets and liabilities measured at fair value as of September 28, 2013 and September 29, 2012 are summarized below (in thousands):

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	September 28, 2013		September 29, 2012
	(Level 1)	(Level 2)	(Level 1)	(Level 2)
Money market fund deposits(1)	$12,468	$—	$10,340	$—
Commercial paper(2)(7)	—	9,995	—	2,000
Certificates of deposit(3)	—	28,447	—	31,253
U.S. and international government obligations(2)(7)	—	109,263	—	110,967
Corporate notes and obligations(4)(7)	—	20,408	—	43,406
Foreign currency contracts(5)(8)	—	746	—	(21)
Mutual funds—Deferred comp and supplemental plan(6)(9)	13,419	—	6,400	—

(1)	Included in cash and cash equivalents on the Consolidated Balance Sheet. The carrying amounts approximate fair value due to the short-term maturities of the cash equivalents.

(2)	Included in short-term investments on the Consolidated Balance Sheet.

(3)	September 28, 2013: Included in cash and cash equivalents on the Consolidated Balance Sheet. The carrying amounts approximate fair value due to the short-term maturities of the cash equivalents.
September 29, 2012: Includes $29,234 recorded in cash and cash equivalents and $2,019 recorded in short-term investments on the Consolidated Balance Sheet. Valuations are based upon quoted market prices in active markets involving similar assets. The market inputs used to value these instruments generally consist of market yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. Pricing sources include industry standard data providers, security master files from large financial institutions, and other third party sources which are input into a distribution-curve-based algorithm to determine a daily market value. This creates a “consensus price” or a weighted average price for each security.

(4)	September 28, 2013: Included in short-term investments on the Consolidated Balance Sheet.
September 29, 2012: Includes $1,223 recorded in cash and cash equivalents and $42,183 recorded in short-term investments on the Consolidated Balance Sheet.

(5)	September 28, 2013: Includes $1,270 recorded in prepaid expenses and other assets and $524 recorded in other current liabilities on the Consolidated Balance Sheet (see Note 7).
September 29, 2012: Includes $626 recorded in prepaid expenses and other assets and $645 recorded in other current liabilities on the Consolidated Balance Sheet (see Note 7).

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES (Continued)

(6)	September 28, 2013: Includes $1,361 recorded in prepaid expenses and other assets and $12,058 recorded in other assets on the Consolidated Balance Sheet (see Note 14).
September 29, 2012: Includes $2,891 recorded in prepaid expenses and other assets and $3,509 recorded in other assets on the Consolidated Balance Sheet (see Note 14).

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
Cash, cash equivalents and short-term investments consist of the following (in thousands):

	Fiscal 2013 Year-end
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$110,444	$—	$—	$110,444
Short-term investments:
Available-for-sale securities:
Commercial paper	$9,995	$—	$—	$9,995
Certificates of deposit	—	—	—	—
U.S. Treasury and agency obligations	103,694	507	(1)	104,200
International government obligations	5,040	28	(5)	5,063
Corporate notes and obligations	20,352	66	(10)	20,408
Total short-term investments	$139,081	$601	$(16)	$139,666

	Fiscal 2012 Year-end
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$67,752	$9	$—	$67,761
Short-term investments:
Available-for-sale securities:
Commercial paper	$2,000	$—	$—	$2,000
Certificates of deposit	2,017	2	—	2,019
International government obligations	2,004	14	—	2,018
U.S. Treasury and agency obligations	108,284	666	(2)	108,948
Corporate notes and obligations	41,912	272	(1)	42,183
Total short-term investments	$156,217	$954	$(3)	$157,168

None of the unrealized losses as of the end of fiscal 2013 or 2012 were considered to be other-than-temporary impairments. The amortized cost and estimated fair value of available-for-sale investments in debt securities at fiscal 2013 and 2012 year-ends, classified as short-term investments on our consolidated balance sheets, were as follows (in thousands):

	Fiscal Year-end
	2013		2012
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Investments in available-for-sale debt securities due in less than 1 year	$139,081	$139,666	$154,200	$155,149
During fiscal 2013, we received proceeds totaling $78.8 million from the sale of available-for-sale securities and realized gross gains of less than $0.1 million. During fiscal 2012, we received proceeds totaling $77.9 million from the sale of available-for-sale securities and realized gross gains of less than $0.1 million.

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

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The outstanding notional contract and fair value amounts of hedge contracts, with maximum maturity of three months are as follows (in thousands):

	U.S. Notional Contract Value		U.S. Notional Fair Value
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Euro currency hedge contracts
Purchase	$46,248	$61,779	$47,299	$62,404

Korean WON currency hedge contracts
Sell	$(17,345)	$(39,039)	$(17,545)	$(39,559)

Chinese RMB currency hedge contracts
Sell	$(11,524)	$(8,899)	$(11,793)	$(8,911)

Other foreign currency hedge contracts
Purchase	$6,677	$—	$6,788	$—
Sell	$(14,372)	$(11,553)	$(14,321)	$(11,667)
The fair values of our derivative instruments are included in prepaid expenses and other assets and in other current liabilities in our Consolidated Balance Sheets (see Note 5); such amounts were not material as of September 28, 2013 and September 29, 2012.
The amount of non-designated derivative instruments' gain(loss) in the Consolidated Statements of Operations, included in other income (expense) for the fiscal year ended September 28, 2013 and September 29, 2012 is as follows (in thousands):

	Amount of Gain or (Loss) Recognized in Income on Derivatives
	Fiscal Year Ended September 28, 2013	Fiscal Year Ended September 29, 2012
Derivatives not designated as hedging instruments
Foreign exchange contracts	$2,071	$(2,729)

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

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. In September 2011, the FASB amended its guidance to simplify testing goodwill for impairment, allowing an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If an entity determines as a result of the qualitative assessment that it is more likely than not (> 50% likelihood) that the fair value of a reporting unit is less than its carrying amount, then the quantitative test is required. Otherwise, no further testing is required. Moreover, an entity can bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the impairment test, and then resume performing the qualitative assessment in any subsequent period. We adopted this accounting guidance for our impairment testing in fiscal 2012.

Coherent has two reporting units: Specialty Laser Systems and Commercial Lasers and Components. In our fiscal 2012 annual testing, we performed a qualitative assessment of the goodwill by reporting unit during the fourth quarter of fiscal 2012 using the opening balance sheet as of the first day of the fourth quarter and concluded that it was more likely than not that the fair value of each of the reporting units exceeded its carrying amount. In assessing the qualitative factors, we considered the impact of these key factors: macroeconomic conditions, fluctuations in foreign currency, market and industry conditions, our operating and competitive environment, regulatory and political developments, the overall financial performance of our reporting units including cost factors and budgeted-to-actual revenue results. We also considered market capitalization and stock price performance. Based on our assessment, goodwill in the reporting units was not impaired as of the first day of the fourth quarter of fiscal 2012. As such, it was not necessary to perform the two-step goodwill impairment test at that time.

In fiscal 2013, we elected to bypass the qualitative assessment and proceed directly to performing the first step of the goodwill impairment test. This election was made because we had last performed this impairment test in fiscal 2010 and we have subsequently added a substantial amount of goodwill balances as a result of our acquisitions of Midaz in the fourth quarter of fiscal 2012 and the acquisitions of Innolight and Lumera in the first quarter of fiscal 2013. We performed our Step 1 test during the fourth quarter of fiscal 2013 using the opening balance sheet as of the first day of the fourth quarter and noted no impairment. We determined the fair value of our reporting units for the Step 1 test using a 50-50% weighting of the Income (discounted cash flow) approach and Market (market comparable) approach. Management completed and reviewed the results of the Step 1 analysis and concluded that a Step 2 analysis was not required as the estimated fair values of both of our reporting units were substantially in excess of their carrying values. Between the completion of that testing and the end of the fourth quarter of fiscal 2013, we noted no indications of impairment or triggering events to cause us to review goodwill for potential impairment.
The changes in the carrying amount of goodwill by segment for fiscal 2013 and 2012 are as follows (in thousands):

	Commercial Lasers and Components (1)	Specialty Laser Systems (2)	Total
Balance as of October 1, 2011	$6,365	$69,589	$75,954
Additions (see Note 4)	—	2,809	2,809
Translation adjustments and other	(2)	(1,072)	(1,074)
Balance as of September 29, 2012	6,363	71,326	77,689
Additions (see Note 4)	—	32,952	32,952
Translation adjustments and other	—	2,767	2,767
Balance as of September 28, 2013	$6,363	$107,045	$113,408
(1) Gross amount of goodwill for our CLC segment was $25.7 million at September 28, 2013 and September 29, 2012. For both periods, the accumulated impairment loss for the CLC segment was $19.3 million reflecting an impairment charge in fiscal 2009.
(2) The gross amount of goodwill for our SLS segment was $109.4 million and $73.7 million at September 28, 2013 and September 29, 2012. For both periods, the accumulated impairment loss for the SLS segment was $2.4 million reflecting an impairment charge in fiscal 2003.
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

During the year ended fiscal 2013, we did not have any impairment of intangible assets as a result of the impairment analysis.
The components of our amortizable intangible assets are as follows (in thousands):

	Fiscal 2013 Year-end			Fiscal 2012 Year-end
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Existing technology	$82,220	$(51,570)	$30,650	$51,346	$(44,457)	$6,889
Customer lists	17,341	(7,465)	9,876	7,849	(5,666)	2,183
Trade name	710	(576)	134	3,050	(2,749)	301
Non-compete agreement	570	(558)	12	689	(661)	28
Production know-how (1)	—	—	—	910	(838)	72
In-process research and development	2,299	—	2,299	—	—	—
Total	$103,140	$(60,169)	$42,971	$63,844	$(54,371)	$9,473
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
The weighted average remaining amortization period for existing technology, customer lists and trade name are approximately 5 years, and the weighted average remaining amortization period for non-compete agreements is less than 1 year. Patents, order backlog and production know-how are fully amortized. Amortization expense for intangible assets during fiscal years 2013, 2012, and 2011 was $9.8 million, $10.4 million and $8.1 million, respectively, which includes $6.6 million, $6.6 million and $5.5 million, respectively, for amortization of existing technology and production know-how.
Estimated amortization expense for the next five fiscal years and all years thereafter are as follows (in thousands):

Estimated Amortization Expense
2014	$9,825
2015	9,315
2016	8,930
2017	7,842
2018	4,599
Thereafter	2,460
Total	$42,971

9. BALANCE SHEET DETAILS
Prepaid expenses and other assets consist of the following (in thousands):

	Fiscal Year-end
	2013	2012
Prepaid and refundable income taxes	$23,939	$20,634
Prepaid expenses and other	28,638	41,096
Total prepaid expenses and other assets	$52,577	$61,730
Other assets consist of the following (in thousands):

	Fiscal Year-end
	2013	2012
Assets related to deferred compensation arrangements (see Note 14)	$23,446	$21,990
Deferred tax assets	37,637	37,160
Other assets	5,457	4,879
Total other assets	$66,540	$64,029
On June 8, 2010, we invested $2.0 million in SiOnyx, Inc., a privately-held company focused on shallow junction photonics, used to enhance the performance of light sensing devices used in consumer, industrial, medical and defense related applications using black silicon processing. The investment is included in other assets and is being carried on a cost basis.
Other current liabilities consist of the following (in thousands):

	Fiscal Year-end
	2013	2012
Accrued payroll and benefits	$29,723	$28,100
Accrued expenses and other	11,552	10,445
Reserve for warranty	18,508	17,442
Other taxes payable	6,147	15,457
Customer deposits	1,642	1,830
Deferred income	16,994	17,465
Total other current liabilities	$84,566	$90,739
Other long-term liabilities consist of the following (in thousands):

	Fiscal Year-end
	2013	2012
Long-term taxes payable	$15,715	$21,281
Deferred compensation (see Note 14)	24,723	22,816
Deferred tax liabilities	10,487	726
Deferred income	2,734	2,191
Asset retirement obligations liability (see Note 2)	2,247	2,029
Other long-term liabilities	6,226	6,283
Total other long-term liabilities	$62,132	$55,326

10. SHORT-TERM BORROWINGS

We have several lines of credit which allow us to borrow in the applicable local currency. We have a total of $14.7 million of unsecured foreign lines of credit as of September 28, 2013. At September 28, 2013, we had used $2.3 million of these available foreign lines of credit as guarantees. These credit facilities were used in Europe and Japan during fiscal 2013. In addition, our domestic line of credit consists of a $50.0 million unsecured revolving credit account with Union Bank of California. The agreement will expire on May 31, 2014. The line of credit is subject to covenants related to financial ratios and tangible net worth with which we are currently in compliance. No amounts have been drawn upon our domestic line of credit as of September 28, 2013.

11. LONG-TERM OBLIGATIONS
The components of long-term obligations are as follows (in thousands):

	Fiscal Year-end
	2013	2012
Capital leases	$2	$19
Current portion	(2)	(17)
Long-term obligations	$—	$2

12. COMMITMENTS AND CONTINGENCIES
Commitments
We lease several of our facilities under operating leases.
Future minimum payments under our non-cancelable operating leases at September 28, 2013 are as follows (in thousands):

Fiscal
2014	$9,335
2015	7,466
2016	5,787
2017	5,220
2018	4,511
Thereafter through 2020	8,430
Total	$40,749
Rent expense, exclusive of sublease income, was $10.8 million, $10.0 million and $10.1 million in fiscal 2013, 2012 and 2011, respectively. There was no sublease income for fiscal 2013 and 2012, and sublease income was less than $0.1 million for fiscal year 2011.
As of September 28, 2013, we had total purchase commitments for inventory over the next year of approximately $40.2 million and purchase obligations for fixed assets and services of $5.2 million compared to $65.5 million of purchase commitments for inventory and $6.8 million of purchase obligations for fixed assets and services at September 29, 2012.
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

13. STOCK REPURCHASES AND DIVIDENDS
On January 26, 2011, the Board authorized the repurchase of up to $75.0 million of our common stock. The program was authorized for 12 months from the date of authorization.
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
During fiscal 2012, we repurchased and retired 543,200 shares of outstanding common stock at an average price of $45.99 per share for a total of $25.0 million, excluding expenses. There are no funds remaining authorized for repurchase at September 28, 2013 under this repurchase program.
On October 4, 2012, the Board of Directors authorized a buyback program whereby we were authorized to repurchase up to $25.0 million of our common stock. The program was authorized for 12 months from the date of authorization. No shares were purchased under this program.

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

	Fiscal Year-end
	2013	2012
Cash surrender value of life insurance contracts	$11,374	$18,481
Fair value of mutual funds	13,433	6,400
Total assets	$24,807	$24,881

Total assets, included in:
Prepaid expenses and other assets	$1,361	$2,891
Other assets	23,446	21,990
Total assets	$24,807	$24,881

	Fiscal Year-end
	2013	2012
Total deferred compensation liability, included in:
Other current liabilities	$1,361	$2,891
Other long-term liabilities	24,723	22,816
Total deferred compensation liability	$26,084	$25,707
Life insurance premiums loads, policy fees and cost of insurance that are paid from the asset investments and gains and losses from the asset investments for these plans are recorded as components of other income or expense; such amounts were a net gain of $2.1 million in fiscal year 2013, a net gain of $1.6 million (including a $0.2 million death benefit) in fiscal year 2012 and a net gain of $3.1 million (including a $1.5 million death benefit) in fiscal year 2011. Changes in the obligation to plan participants are recorded as a component of operating expenses and cost of sales; such amounts were an expense of $2.8 million in fiscal year 2013, an expense of $2.3 million in fiscal year 2012 and an expense of $2.6 million in fiscal year 2011. Liabilities associated with participant balances under our deferred compensation plans are affected by individual contributions and distributions made, as well as gains and losses on the participant's investment allocation election.
Coherent Employee Retirement and Investment Plan
Under the Coherent Employee Retirement and Investment Plan, we match employee contributions to the plan up to a maximum of 4% of the employee's individual earnings subject to IRS limitations. Employees become eligible for participation on their first day of employment and for Company matching contributions after completing one year of service. The Company's contributions (net of forfeitures) during fiscal 2013, 2012, and 2011 were $3.4 million, $3.2 million and $3.0 million, respectively.
Employee Stock Purchase Plan
We have an Employee Stock Purchase Plan ("ESPP") whereby eligible employees may authorize payroll deductions of up to 10% of their regular base salary to purchase shares at the lower of 85% of the fair market value of the common stock on the date of commencement of the offering or on the last day of the six-month offering period. During fiscal 2013, 2012 and 2011, a total of 159,754 shares, 139,012 shares and 144,147 shares, respectively, were purchased by and distributed to employees at an average price of $37.20, $42.19 and $34.47 per share, respectively. At fiscal 2013 year-end, we had 928,225 shares of our common stock reserved for future issuance under the plan.
Stock Award and Option Plans
We have a stock plan for which employees and non-employee directors are eligible participants. This plan is the 2011 Equity Incentive Plan (the "2011 Plan") which includes our options, time-based restricted stock units and market-based performance restricted stock units. In prior years, we have had a stock plan for which employees and service providers were eligible participants and a non-employee Directors' Stock Option Plan for which only non-employee directors were eligible participants. Those prior Plans have expired, and any future grants will be made from the 2011 Plan. Under the 2011 Plan, Coherent may grant options and awards (time-based restricted stock units and market-based performance restricted stock units) to purchase up to 6,882,000 shares of common stock, of which 6,007,510 shares remain available for grant at fiscal 2013 year end.
Employee options are generally exercisable between two and four years from the grant date at a price equal to the fair market value of the common stock on the date of the grant and generally vest 25% to 50% annually. The Company settles stock option exercises with newly issued shares of common stock. Grants to employees generally expire six years from the original grant date. Since adoption of the 2011 Plan, no options have been granted to employees.
Director options were previously automatically granted to our non-employee directors. New directors now initially receive an award of restricted stock units of 3,500 shares which vest over a two year period. Beginning with the annual meeting of stockholders in 2011, the annual grant for non-employee directors became 3,500 shares of restricted stock units that vest on February 15 of the calendar year following the grant.
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
The Company did not grant any stock options in fiscal 2013 or fiscal 2012. The fair values of the Company's stock options granted to employees for fiscal 2011, and of shares purchased under the stock purchase plan for fiscal 2013, 2012 and 2011 were estimated using the following weighted-average assumptions:

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14. EMPLOYEE STOCK OPTION AND BENEFIT PLANS (continued)

	Employee Stock Option Plans			Employee Stock Purchase Plans
	Fiscal			Fiscal
	2013	2012	2011	2013	2012	2011
Expected life in years	—	—	6.0	0.5	0.5	0.5
Expected volatility	—	—	36.1%	32.3%	47.0%	32.8%
Risk-free interest rate	—	—	1.1%	0.1%	0.9%	0.1%
Expected dividends	—	—	—	—	—	—
Weighted average fair value per share	$—	$—	$16.26	$10.56	$13.62	$12.50
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

	Fiscal
	2013	2012
Risk-free interest rate	0.33%	0.39%
Volatility	37.9%	41.8%
Weighted average fair value	$48.48	$71.59

We recognize the estimated cost of these awards, as determined under the simulation model, over the related service period, with no adjustment in future periods based upon the actual shareholder return over the performance period.
Stock Compensation Expense
The following table shows total stock-based compensation expense included in the Consolidated Statements of Operations for fiscal 2013, 2012 and 2011 (in thousands):

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Cost of sales	$2,151	$1,670	$1,331
Research and development	1,851	1,628	1,474
Selling, general and administrative	14,889	13,015	10,158
Income tax benefit	(5,292)	(4,796)	(3,802)
	$13,599	$11,517	$9,161
Total stock-based compensation cost capitalized as part of inventory during fiscal 2013 was $2.2 million; $2.1 million was amortized into income during fiscal 2013, which includes amounts capitalized in fiscal 2013 and amounts carried over from fiscal 2012. Total stock-based compensation cost capitalized as part of inventory during fiscal 2012 was $1.8 million; $1.7 million was amortized into income during fiscal 2012, which includes amounts capitalized in fiscal 2012 and amounts carried over from fiscal 2011. Management has made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14. EMPLOYEE STOCK OPTION AND BENEFIT PLANS (continued)

At fiscal 2013 year-end, the total compensation cost related to unvested stock-based awards granted to employees under the Company's stock option and award plans but not yet recognized was approximately $15.3 million, net of estimated forfeitures of $0.8 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 1.0 years and will be adjusted for subsequent changes in estimated forfeitures.
At fiscal 2013 year-end, the total compensation cost related to options to purchase common shares under the ESPP but not yet recognized was approximately $0.1 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately one month.
The stock option exercise tax benefits reported in the statement of cash flows results from the excess tax benefits arising from tax deductions in excess of the stock-based compensation cost recognized, determined on a grant-by-grant basis. During fiscal 2013, we have not generated any excess tax benefits as cash flows from financing activities. During fiscal 2012 and fiscal 2011 we recorded approximately $1.3 million and $5.1 million, respectively, of excess tax benefits as cash flows from financing activities.
Stock Options & Awards Activity
The following is a summary of option activity for our Stock Option Plans for fiscal 2013, 2012 and 2011 (in thousands, except per share amounts and remaining contractual term in years):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at October 2, 2010	1,893	$28.96	4.0	$21,279
Granted	24	44.74
Exercised	(975)	30.51
Forfeitures	(21)	24.97
Expirations	(4)	33.95
Outstanding at October 1, 2011	917	$27.80	4.2	$13,952
Granted	—	—
Exercised	(269)	27.56
Forfeitures	(1)	26.16
Expirations	(6)	32.10
Outstanding at September 29, 2012	641	$27.86	3.5	$9,823
Granted	—	—
Exercised	(371)	28.56
Forfeitures	—	—
Expirations	—	—
Outstanding at September 28, 2013	270	$26.90	3.5	$9,299
Vested and expected to vest at September 28, 2013	270	$26.90	3.5	$9,299
Exercisable at September 28, 2013	262	$26.35	3.4	$9,167
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the quoted price of our common stock for in-the-money options. During fiscal 2013, 2012 and 2011, the aggregate intrinsic value of options exercised under the Company's stock option plans were $9.6 million, $6.8 million and $18.6 million, respectively, determined as of the date of option exercise.
The following table summarizes information about stock options outstanding at fiscal 2013 year-end:

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14. EMPLOYEE STOCK OPTION AND BENEFIT PLANS (continued)

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Number of Shares	Weighted Average Exercise Price per Share
$18.91 - $20.20	24,900	$20.15	5.53	24,900	$20.15
$23.16 - $23.16	44,200	23.16	1.14	44,200	23.16
$26.16- $26.16	171,035	26.16	3.15	171,035	26.16
$32.00- $32.00	6,000	32.00	6.51	6,000	32.00
$44.74 - $44.74	24,000	44.74	7.98	16,000	44.74
$18.91 - $44.74	270,135	$26.90	3.54	262,135	$26.35
The following table summarizes our restricted stock award and restricted stock unit activity for fiscal 2013, 2012 and 2011 (in thousands, except per share amounts):

	Time Based Restricted Stock Units		Market-Based Performance Restricted Stock Units
	Number of Shares(1)	Weighted Average Grant Date Fair Value	Number of Shares(2)	Weighted Average Grant Date Fair Value
Nonvested stock at October 2, 2010	481	$26.22	—	$—
Granted	191	45.44	101	49.77
Vested	(183)	26.17	—	—
Forfeited	(85)	29.20	—	—
Nonvested stock at October 1, 2011	404	$34.71	101	$49.77
Granted	250	53.59	95	$63.85
Vested	(206)	32.66	(44)	53.18
Forfeited	(8)	49.07	—	—
Nonvested stock at September 29, 2012	440	$47.81	152	$57.55
Granted	273	44.03	97	48.48
Vested	(254)	43.06	(28)	49.50
Forfeited	(6)	45.59	(8)	53.30
Nonvested stock at September 28, 2013	453	$48.22	213	$54.63
__________________________________________

(1)	Service-based restricted stock vested during each fiscal year

(2)	Performance-based awards and units included at 100% of target goal; under the terms of the awards, the recipient may earn between 0% and 200% of the award.
Restricted Stock Units are converted into the right to receive common stock upon vesting; prior to issuance, the Company permits the holders to satisfy their tax withholding requirements by net settlement, whereby the Company withholds a portion of the shares to cover the applicable taxes based on the fair market value of the Company's stock at the vesting date. The number of shares withheld to cover tax payments was 95,000 in fiscal 2013, 90,000 in fiscal 2012 and 70,000 in fiscal 2011; tax payments made were $4.2 million, $4.5 million and $3.3 million, respectively.
At fiscal 2013 year-end, 6,007,510 options or restricted stock units were available for future grant under all plans. At fiscal 2013 year-end, all outstanding stock options have been issued under plans approved by our shareholders.

15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (net of tax) at fiscal 2013 and fiscal 2012 year-ends are substantially comprised of accumulated translation adjustments of $54.4 million and $40.4 million, respectively.

16. OTHER INCOME (EXPENSE), NET
Other income (expense) includes other-net which is comprised of the following (in thousands):

	Fiscal
	2013	2012	2011
Foreign exchange gain (loss)	$(3,762)	$(451)	$1,457
Translation adjustment related to dissolution of Finland (1)	—	—	6,511
Gain (loss) on deferred compensation investments, net (Note 14)	2,123	1,644	3,149
Other—net	170	374	(59)
Other income (expense), net	$(1,469)	$1,567	$11,058
_______________________________________________

(1)
In the second quarter of fiscal 2011, the Company had substantially completed the liquidation of its Finland operations and recognized in other income the accumulated translation gains for this subsidiary previously recorded in accumulated other comprehensive income (loss) on the consolidated balance sheet.

17. INCOME TAXES
The provision for (benefit from) income taxes on income (loss) before income taxes consists of the following (in thousands):

	Fiscal
	2013	2012	2011
Currently payable:
Federal	$(1,796)	$(7,856)	$(14,408)
State	(141)	(103)	677
Foreign	27,152	38,259	31,098
	25,215	30,300	17,367
Deferred:
Federal	(4,022)	3,763	10,325
State	(16)	289	2,358
Foreign	(4,036)	(6,692)	541
	(8,074)	(2,640)	13,224
Provision for income taxes	$17,141	$27,660	$30,591
The components of income (loss) before income taxes consist of (in thousands):

	Fiscal
	2013	2012	2011
United States	$(7,142)	$(9,212)	$32,993
Foreign	90,638	99,834	90,836
Income before income taxes	$83,496	$90,622	$123,829
The reconciliation of the income tax expense at the U.S. Federal statutory rate (35% in fiscal years 2013, 2012 and 2011) to actual income tax expense is as follows (in thousands):

	Fiscal
	2013	2012	2011
Federal statutory tax expense	$29,223	$31,718	$43,340
Valuation allowance	534	(141)	1,456
Foreign taxes at rates less than U.S. rates, net	(8,219)	(1,938)	(2,818)
Currency translation adjustments recognized	—	—	(2,424)
Stock-based compensation	1,292	1,176	885
State income taxes, net of federal income tax benefit	(143)	204	2,409
Research and development credit	(4,131)	(532)	(2,752)
Deferred compensation	(257)	(325)	(759)
Release of unrecognized tax benefits	(407)	(12)	(7,090)
Release of interest accrued for unrecognized tax benefits	(160)	(1,372)	(2,672)
Other	(591)	(1,118)	1,016
Provision for income taxes	$17,141	$27,660	$30,591
Effective tax rate	20.5%	30.5%	24.7%
Coherent Korea received the final approval for a High-Tech tax exemption on March 26, 2013 from the Korean authorities. The High-Tech tax exemption is effective retroactively to the beginning of fiscal 2013 and is subject to capital contribution limitations. The impact of this tax exemption decreased Korean income taxes by approximately $2.1 million in fiscal 2013. The benefit of the tax holiday on net income per share (diluted) was $0.09.

Coherent Singapore had previously received a Pioneer Status tax exemption from the Singapore authorities effective from fiscal 2012 through fiscal 2017, and may be extended if certain additional requirements are satisfied. The tax holiday is conditional upon our meeting certain revenue, business spending and employment thresholds. Although Coherent Singapore had income in fiscal 2013, this amount was offset by a loss carryforward from fiscal 2012 and therefore we did not realize a benefit for the Singapore tax holiday in fiscal years 2013 and 2012.
The significant components of deferred tax assets and liabilities were (in thousands):

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
17. INCOME TAXES (continued)

	Fiscal year-end
	2013	2012
Deferred tax assets:
Reserves and accruals not currently deductible	$25,987	$25,217
Operating loss carryforwards and tax credits	65,590	62,720
Capital loss carryforwards	309	301
Deferred service revenue	2,221	2,135
Depreciation and amortization	—	2,590
Inventory capitalization	1,901	1,629
Stock-based compensation	6,229	6,503
Competent authority offset to transfer pricing tax reserves	4,328	7,901
	106,565	108,996
Valuation allowance	(13,359)	(9,087)
	93,206	99,909
Deferred tax liabilities:
Gain on issuance of stock by subsidiary	21,144	20,296
Depreciation and amortization	16,342	9,004
Accumulated translation adjustment	1,363	796
Other	5,758	10,510
	44,607	40,606
Net deferred tax assets	$48,599	$59,303
In determining our fiscal 2013, 2012 and 2011 tax provisions under ASC Subtopic 740, "Income Taxes", we calculated the deferred tax assets and liabilities for each separate tax entity. We then considered a number of factors including the positive and negative evidence regarding the realization of our deferred tax assets to determine whether a valuation allowance should be recognized with respect to our deferred tax assets. We determined that a valuation allowance was appropriate for a portion of the deferred tax assets of our California research and development tax credits, foreign tax attributes and net operating losses and capital loss carryforwards at fiscal 2013, 2012 and 2011 year-ends.
During fiscal 2013, we increased our valuation allowance on deferred tax assets to $13.4 million, primarily due to the reduced ability to utilize California research and development tax credits.
The net deferred tax asset is classified on the consolidated balance sheets as follows (in thousands):

	Fiscal year-end
	2013	2012
Current deferred income tax assets	$21,713	$23,368
Current deferred income tax liabilities	(264)	(499)
Non-current deferred income tax assets	37,637	37,160
Non-current deferred income tax liabilities	(10,487)	(726)
Net deferred tax assets	$48,599	$59,303
We have various tax attribute carryforwards which include the following:

•
Foreign net operating loss carryforwards are $20.2 million, of which $18.3 million have no expiration date and of which $1.9 million are scheduled to expire beginning in fiscal year 2030. A valuation allowance totaling $7.8 million has been recorded against the foreign net operating loss carryforwards since the recovery of the carryforwards are uncertain. California net operating loss carryforwards are $19.8 million and are scheduled to

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
17. INCOME TAXES (continued)

expire in fiscal years 2017 to 2033. The tax benefit relating to approximately $6.8 million of the state net operating loss carryforwards will be credited to additional paid-in-capital when recognized.

•
Federal capital loss carryforwards of $0.8 million are scheduled to expire in fiscal year 2014 to 2015. State capital loss carryforwards of $0.8 million are scheduled to expire in fiscal 2014 to 2015. Full valuation allowances have been recorded against the federal capital loss and the state capital loss carryforwards since the recovery of the carryforwards are uncertain.

•
Federal R&D credit carryforwards of $20.5 million are scheduled to expire in fiscal years 2024 to 2033.The tax benefit relating to approximately $0.9 million of the federal tax credit carryforwards will be credited to additional paid-in-capital when recognized. California R&D credit carryforwards of $17.9 million have no expiration date. The tax benefit relating to approximately $0.5 million of the state tax credit carryforwards will be credited to additional paid-in-capital when recognized. A valuation allowance totaling $10.4 million, before federal benefit, has been recorded against California R&D credit carryforwards since the recovery of the carryforwards are uncertain. Other states R&D credit carryforwards of $1.6 million are scheduled to expire in fiscal years 2014 to 2027. A valuation allowance totaling $0.6 million, before federal benefit, has been recorded against Oregon R&D credit carryforwards since the recovery of the carryforwards are uncertain.

•
Federal foreign tax credit carryforwards of $21.3 million are scheduled to expire in fiscal years 2016 to 2023. The tax benefit relating to approximately $7.2 million of the federal foreign tax credit carryforwards will be credited to additional paid-in-capital when recognized.

Included in the net deferred tax asset balance is $1.4 million of deferred tax liabilities related to the currency translation adjustment. The associated tax expenses are recorded as a part of other comprehensive income.
The American Taxpayer Relief Act of 2012 (“the Act”) was enacted on January 2, 2013. Under the Act, the federal research and development tax credit was retroactively extended for amounts paid or incurred after December 31, 2011 through December 31, 2013. The prior period effects of the change in the tax law were recognized in our second quarter of fiscal 2013, which is the quarter that the law was enacted. Accordingly, prior year research and development tax credits of approximately $1.4 million less appropriate reserves were recognized in the second quarter of fiscal 2013.
We are subject to taxation and file income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. For U.S. federal income tax purposes, all years prior to 2010 are closed. In our major foreign jurisdictions and our major state jurisdictions, the years prior to 2006 and 2009, respectively, are closed to examination. Earlier years in our various jurisdictions may remain open for adjustment to the extent that we have tax attribute carryforwards from those years. We believe that we have provided adequate reserves for any adjustments that may be determined by the tax authorities.
As of September 28, 2013, the total amount of gross unrecognized tax benefits including gross interest and penalties was $23.2 million, of which $17.9 million, if recognized, would affect our effective tax rate. As of September 29, 2012, we recorded gross unrecognized tax benefits including gross interest and penalties in the amount of $27.6 million of which $16.8 million, if recognized, would affect our effective tax rate. Our total gross unrecognized tax benefit was classified as long-term taxes payable in the consolidated balance sheets. We include interest and penalties related to unrecognized tax benefits within the provision for income taxes. As of September 28, 2013, the total amount of gross interest and penalties accrued was $1.8 million and it is classified as long-term taxes payable in the consolidated balance sheets. As of September 29, 2012, we had accrued $1.6 million for the gross interest and penalties related to the gross unrecognized tax benefits.
Management believes that it has adequately provided for any adjustments that may result from tax examinations. The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that certain federal, foreign and state tax matters may be concluded in the next 12 months. Although the timing of the resolution and/or closure of audits is highly uncertain, it is reasonably possible that the balance of net unrecognized tax benefits including interest and penalties could be reduced by approximately $0.3 million to $2.4 million in the next 12 months.

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
17. INCOME TAXES (continued)

A reconciliation of the change in gross unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

	Fiscal year-end
	2013	2012	2011
Balance as of the beginning of the year	$25,967	$30,301	$43,254
Tax positions related to current year:
Additions	1,008	615	739
Reductions	—	—	—
Tax positions related to prior year:
Additions	1,127	99	496
Reductions	—	—	(1,125)
Settlements	—	—	(913)
Lapses in statutes of limitations	(6,724)	(5,048)	(12,150)
Balance as of end of year	$21,378	$25,967	$30,301
Our unrecognized tax benefits decreased from $26.0 million in fiscal 2012 to $21.4 million in fiscal 2013, excluding interest and penalties. This reduction is primarily related to the closure of various statutes of limitations.
A summary of the fiscal tax years that remain subject to examination, as of September 28, 2013, for our major tax jurisdictions is:

United States—Federal	2010—forward
United States—Various States	2009—forward
Netherlands	2007—forward
Germany	2006—forward
Japan	2007—forward
United Kingdom	2012—forward

18. SEGMENT AND GEOGRAPHIC INFORMATION
We are organized into two reportable operating segments: Specialty Lasers and Systems ("SLS") and Commercial Lasers and Components ("CLC"). This segmentation reflects the go-to-market strategies for various products and markets. While both segments work to deliver cost-effective solutions, SLS develops and manufacturers configurable, advanced-performance products largely serving the microelectronics, scientific research and government programs and OEM components and instrumentation markets. The size and complexity of many of our SLS products require service to be performed at the customer site by factory-trained field service engineers. CLC focuses on higher volume products that are offered in set configurations. The product architectures are designed for easy exchange at the point of use such that product service and repairs are based upon advanced replacement and depot (i.e., factory) repair. CLC's primary markets include materials processing, OEM components and instrumentation and microelectronics.
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
The following table provides net sales and income (loss) from operations for our operating segments (in thousands):

	Fiscal
	2013	2012	2011
Net sales:
Specialty Laser Systems	$571,644	$548,848	$519,736
Commercial Lasers and Components	238,482	220,240	283,098
Total net sales	$810,126	$769,088	$802,834
Income from operations:
Specialty Laser Systems	$115,931	$118,789	$116,383
Commercial Lasers and Components	12,411	9,191	37,709
Corporate and other	(43,443)	(39,150)	(42,083)
Total income from operations	$84,899	$88,830	$112,009
The following table provides a reconciliation of our total income (loss) from operations to net income (in thousands):

	Fiscal
Reconciliation of Income From Operations to Net Income	2013	2012	2011
Total income from operations	$84,899	$88,830	$112,009
Total other income, net	(1,403)	1,792	11,820
Income before income taxes	83,496	90,622	123,829
Provision for income taxes	17,141	27,660	30,591
Net Income	$66,355	$62,962	$93,238
Geographic Information
Our foreign operations consist primarily of manufacturing facilities in Europe and Asia-Pacific and sales offices in Europe and Asia-Pacific. Sales, marketing and customer service activities are conducted through sales subsidiaries throughout the world. Geographic sales information for fiscal 2013, 2012 and 2011 is based on the location of the end customer. Geographic long-lived asset information presented below is based on the physical location of the assets at the end of each year.

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
18. SEGMENT AND GEOGRAPHIC INFORMATION (continued)

Sales to unaffiliated customers are as follows (in thousands):

	Fiscal
SALES	2013	2012	2011
United States	$188,204	$184,958	$208,868
Foreign countries:
Japan	156,152	168,912	166,911
South Korea	185,737	130,754	117,918
Germany	93,855	92,162	100,759
Europe, other	58,500	62,266	79,751
Asia-Pacific, other	73,794	80,834	71,813
Rest of World	53,884	49,202	56,814
Total foreign countries sales	621,922	584,130	593,966
Total sales	$810,126	$769,088	$802,834
Long-lived assets, which include all non-current assets other than goodwill, intangibles and deferred taxes, by geographic region, are as follows (in thousands):

	Fiscal Year-end
LONG-LIVED ASSETS	2013	2012
United States	$79,939	$79,618
Foreign countries:
Germany	43,410	43,572
Europe, other	3,192	3,106
Asia-Pacific	14,693	13,666
Total foreign countries long-lived assets	61,295	60,344
Total long-lived assets	$141,234	$139,962
Major Customers
We had one customer who accounted for 14% of consolidated revenue during fiscal 2013; we had two customers who each accounted for 11% of consolidated revenue during fiscal 2012. These customers purchased primarily from our SLS segment. There were no major customers over 10% of revenues for fiscal 2011.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Summarized quarterly financial data for the years ended September 28, 2013 and September 29, 2012 are as follows (in thousands, except per share amounts):

	First Quarter	Second Quarter		Third Quarter	Fourth Quarter
Fiscal 2013:
Net sales	$183,202	$200,058		$213,725	$213,141
Gross profit	77,635	76,331		83,264	85,041
Net income	14,153	15,002	(1)	16,685	20,515
Net income per basic share	$0.60	$0.62		$0.69	$0.84
Net income per diluted share	$0.58	$0.61		$0.68	$0.83
Fiscal 2012:
Net sales	$190,767	$193,284		$196,383	$188,654
Gross profit	80,359	77,648		80,245	77,733
Net income	17,051	16,155	(2)	17,208	12,548	(3)
Net income per basic share	$0.73	$0.69		$0.73	$0.53
Net income per diluted share	$0.71	$0.67		$0.72	$0.52
___________________________________

(1)	The second quarter of fiscal 2013 includes a $1,398 benefit from the renewal of the R&D tax credit for fiscal 2012.

(2)	The second quarter of fiscal 2012 includes a $1,647 benefit from the release of tax reserves and related interest as a result of the closure of open tax years.

(3)
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