Form 10-Q
period 2013-12-28
COHERENT INC
filed 2014-02-06
CIK 21510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ___________________________________________________
FORM 10-Q
 ___________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 28, 2013
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

The number of shares outstanding of registrant’s common stock, par value $.01 per share, on February 4, 2014 was 24,839,166.

COHERENT, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements included in or incorporated by reference in this quarterly report, other than statements of historical fact, are forward-looking statements. These statements are generally accompanied by words such as “trend,” “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “rely,” “believe,” “estimate,” “predict,” “intend,” “potential,” “continue,” "outlook," “forecast” or the negative of such terms, or other comparable terminology, including without limitation statements made under “Our Strategy,” discussions regarding our bookings and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Actual results of Coherent, Inc. (referred to herein as the Company, we, our or Coherent) may differ significantly from those anticipated in these forward-looking statements as a result of various factors, including those discussed in the sections captioned “Our Strategy,” “Risk Factors,” “Key Performance Indicators,” as well as any other cautionary language in this quarterly report. All forward-looking statements included in the document are based on information available to us on the date hereof. We undertake no obligation to update these forward-looking statements as a result of events or circumstances or to reflect the occurrence of unanticipated events or non-occurrence of anticipated events.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share data)

	Three Months Ended
	December 28, 2013	December 29, 2012
Net sales	$193,556	$183,202
Cost of sales	116,010	105,567
Gross profit	77,546	77,635
Operating expenses:
Research and development	20,937	19,301
Selling, general and administrative	39,891	36,982
Amortization of intangible assets	934	854
Total operating expenses	61,762	57,137
Income from operations	15,784	20,498
Other income (expense):
Interest and dividend income	59	50
Interest expense	(23)	(12)
Other—net	(256)	(1,475)
Total other income (expense), net	(220)	(1,437)
Income before income taxes	15,564	19,061
Provision for income taxes	3,861	4,908
Net income	$11,703	$14,153

Net income per share:
Basic	$0.48	$0.60
Diluted	$0.47	$0.58

Shares used in computation:
Basic	24,542	23,770
Diluted	24,915	24,222

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended
	December 28, 2013	December 29, 2012

Net income	$11,703	$14,153
Other comprehensive income (loss): (1)
Translation adjustment	1,148	4,120
Changes in unrealized gains (losses) on available-for-sale securities, net of taxes	(11)	1
Other comprehensive income (loss), net of tax (2)	1,137	4,121
Comprehensive income	$12,840	$18,274

(1)	Reclassification adjustments were not significant during the three months ended December 28, 2013 and December 29, 2012.

(2)
Tax expense (benefit) of $1,186 and $(19) was provided on translation adjustments during the three months ended December 28, 2013 and December 29, 2012, respectively.  Tax expense (benefit) on changes in unrealized gains (losses) on available-for-sale securities was insignificant.

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except par value)

	December 28, 2013	September 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$138,375	$110,444
Short-term investments	135,302	139,666
Accounts receivable—net of allowances of $1,561 and $1,386, respectively	115,680	136,759
Inventories	170,958	168,067
Prepaid expenses and other assets	51,529	52,577
Deferred tax assets	21,532	21,713
Total current assets	633,376	629,226
Property and equipment, net	114,405	114,333
Goodwill	114,638	113,408
Intangible assets, net	40,832	42,971
Other assets	68,769	66,540
Total assets	$972,020	$966,478

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$—	$2
Accounts payable	30,689	36,565
Income taxes payable	10,364	24,695
Other current liabilities	90,248	84,566
Total current liabilities	131,301	145,828
Long-term obligations	—	—
Other long-term liabilities	65,211	62,132
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, par value $.01 per share:
Authorized—500,000 shares
Outstanding—24,839 shares and 24,464 shares, respectively	248	244
Additional paid-in capital	166,399	162,253
Accumulated other comprehensive income	55,587	54,450
Retained earnings	553,274	541,571
Total stockholders’ equity	775,508	758,518
Total liabilities and stockholders’ equity	$972,020	$966,478

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended
	December 28, 2013	December 29, 2012
Cash flows from operating activities:
Net income	$11,703	$14,153
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,699	6,108
Amortization of intangible assets	2,445	1,181
Deferred income taxes	(1,621)	(275)
Stock-based compensation	4,868	4,994
Other non-cash (income) expense	(32)	522
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	19,754	19,452
Inventories	(2,297)	2,113
Prepaid expenses and other assets	(9,256)	(4,281)
Other assets	(2,118)	(666)
Accounts payable	(5,658)	(445)
Income taxes payable/receivable	(4,361)	(410)
Other current liabilities	5,250	4,056
Other long-term liabilities	3,301	821
Net cash provided by operating activities	28,677	47,323

Cash flows from investing activities:
Purchases of property and equipment	(6,792)	(3,901)
Proceeds from dispositions of property and equipment	182	—
Purchases of available-for-sale securities	(47,224)	(63,630)
Proceeds from sales and maturities of available-for-sale securities	51,605	128,526
Acquisition of businesses, net of cash acquired	—	(67,289)
Net cash used in investing activities	(2,229)	(6,294)

Cash flows from financing activities:
Short-term borrowings	21,154	—
Repayments of short-term borrowings	(21,154)	—
Net change in capital lease obligations	(2)	(4)
Issuance of common stock under employee stock option and purchase plans	6,810	4,712
Cash dividend paid on common stock	—	(24,040)
Net settlement of restricted common stock	(7,658)	(4,046)
Net cash used in financing activities	(850)	(23,378)
Effect of exchange rate changes on cash and cash equivalents	2,333	2,584
Net increase in cash and cash equivalents	27,931	20,235
Cash and cash equivalents, beginning of period	110,444	67,761
Cash and cash equivalents, end of period	$138,375	$87,996

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements and notes thereto should be read in conjunction with the Coherent, Inc. (referred to herein as the “Company,” “we,” “our,” “us” or “Coherent”) consolidated financial statements and notes thereto filed on Form 10-K for the fiscal year ended September 28, 2013. In the opinion of management, all adjustments necessary for a fair presentation of financial condition and results of operation as of and for the periods presented have been made and include only normal recurring adjustments. Interim results of operations are not necessarily indicative of results to be expected for the year or any other interim periods presented therein. Our fiscal year ends on the Saturday closest to September 30 and our first fiscal quarters include 13 weeks of operations in each fiscal year presented. Fiscal years 2014 and 2013 each include 52 weeks.

2.    RECENT ACCOUNTING STANDARDS

Adoption of New Accounting Pronouncements

In February 2013, the FASB issued guidance which requires an entity to disclose additional information for items reclassified out of accumulated other comprehensive income ("AOCI"). For items reclassified out of AOCI and into net income in their entirety, entities are required to disclose the effect of the reclassification on each affected net income line item. For AOCI reclassification items that are not reclassified in their entirety into net income, a cross reference to other disclosures is required. This information may be provided either in the notes or parenthetically on the face of the statement that reports net income as long as all the information is disclosed in a single location. We adopted this authoritative guidance in the first quarter of fiscal 2014. The adoption of this accounting standard did not have an impact on our consolidated financial position, results of operations and cash flows.

Recently Issued Accounting Pronouncement

In July 2013, the Financial Accounting Standards Board (“FASB”) issued amended guidance that resolves the diversity in practice for the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This new accounting guidance requires the netting of unrecognized tax benefits ("UTBs") against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. Under the new standard, UTBs will be netted against all available same-jurisdiction losses or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs. The new standard requires prospective adoption but allows retrospective adoption for all periods presented. We will consider the FASB’s amended guidance for our fiscal year beginning September 28, 2014. We do not expect the amended guidance to have a significant impact on our consolidated financial position, results of operations and cash flows.

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

Fiscal 2013 Acquisitions

Lumera Laser GmbH

On December 20, 2012, we acquired privately held Lumera Laser GmbH (Kaiserslautern, Germany) ("Lumera") for approximately $51.5 million, excluding transaction costs. Lumera manufactures ultrafast solid state lasers for microelectronics, OEM medical and materials processing applications. Lumera has been included in our Specialty Lasers and Systems segment.

Our allocation of the purchase price is as follows (in thousands):

Tangible assets:
Inventories	7,364
Accounts receivable	2,770
Other tangible assets	4,380
Goodwill	24,640
Intangible assets:
Existing technology	21,000
In-process R&D	1,800
Trade name	200
Customer lists	6,500
Backlog	900
Deferred tax liabilities	(9,300)
Liabilities assumed	(8,793)
Total	$51,461

Results of operations for the business have been included in our condensed consolidated financial statements subsequent to the date of acquisition and pro forma results of operations in accordance with authoritative guidance for prior periods have not been presented because the effect of the acquisition was not material to our prior period consolidated financial results.

None of the goodwill from this purchase is deductible for tax purposes.

The identifiable intangible assets are being amortized over their respective useful lives of less than one to six years.

In-process research and development (“IPR&D”) consists of two projects that have not yet reached technological feasibility. Acquired IPR&D assets are initially recognized at fair value and are classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. The value assigned to IPR&D was determined by considering the value of the products under development to the overall development plan, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. During the development period, these assets will not be amortized as charges to earnings; instead these assets will be subject to periodic impairment testing. Upon successful completion of the development process for the acquired IPR&D projects, the assets would then be considered finite-lived intangible assets and amortization of the assets will commence. None of the projects have been completed as of December 28, 2013.

We expensed $0.6 million of acquisition-related costs as selling, general and administrative expenses in our consolidated statements of operations in fiscal 2013.

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

IPR&D consists of two projects that have not yet reached technological feasibility. The projects have not been completed as of December 28, 2013.

We expensed $0.2 million of acquisition-related costs as selling, general and administrative expenses in our consolidated statements of operations in fiscal 2013.

4.     FAIR VALUES

We measure our cash equivalents and marketable securities at fair value. The fair values of our financial assets and liabilities are determined using quoted market prices of identical assets or quoted market prices of similar assets from active markets. Level 1 valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 valuations are obtained from quoted market prices in active markets involving similar assets; these instruments, which mature within one year and are issued by counterparties with high credit ratings, include U.S. Treasury and international government obligations, investment-grade corporate bonds, certificates of deposit and commercial paper. Level 3 valuations would be based on unobservable inputs to a valuation model and include our own data about assumptions market participants would use in pricing the asset or liability based on the best information available under the circumstances. As of December 28, 2013 and September 28, 2013, we did not have any assets or liabilities valued based on Level 3 valuations.

Financial assets and liabilities measured at fair value as of December 28, 2013 and September 28, 2013 are summarized below (in thousands):

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	December 28, 2013		September 28, 2013
	(Level 1)	(Level 2)	(Level 1)	(Level 2)
Money market fund deposits(1)	$3,071	$—	$12,468	$—
Commercial paper(2)(6)	—	14,948	—	9,995
Certificates of deposit(1)	—	38,228	—	28,447
U.S. and international government obligations(3)(6)	—	108,225	—	109,263
Corporate notes and obligations(3)(6)	—	19,079	—	20,408
Foreign currency contracts(4)(7)	—	(77)	—	746
Mutual funds — Deferred comp and supplemental plan(5)(8)	14,762	—	13,419	—
 ___________________________________________________
(1)          Included in cash and cash equivalents on the Condensed Consolidated Balance Sheet. The carrying amounts approximate fair value due to the short-term maturities of the cash equivalents.

(2)	December 28, 2013: Includes $6,950 recorded in cash and cash equivalents and $7,998 recorded in short-term investments on the Condensed Consolidated Balance Sheet.

September 28, 2013:    Included in short-term investments on the Condensed Consolidated Balance Sheet.

(3)	Included in short-term investments on the Condensed Consolidated Balance Sheet.

(4)	December 28, 2013: Includes $631 recorded in prepaid expenses and other assets and $708 recorded in other current liabilities on the Condensed Consolidated Balance Sheet (see Note 5).

September 28, 2013: Includes $1,270 recorded in prepaid expenses and other assets and $524 recorded in other current liabilities on the Condensed Consolidated Balance Sheet (see Note 5).

(5)          December 28, 2013: Includes $1,349 recorded in prepaid expenses and other assets and $13,413 recorded in other assets on the Condensed Consolidated Balance Sheet.

September 28, 2013: Includes $1,361 recorded in prepaid expenses and other assets and $12,058 recorded in other assets on the Condensed Consolidated Balance Sheet.

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

For derivative instruments that are not designated as hedging instruments, gains and losses are recognized in other income (expense).

The outstanding notional contract and fair value amounts of hedge contracts, with maximum maturity of three months, are as follows (in thousands):

	U.S. Notional Contract Value		U.S. Notional Fair Value
	December 28, 2013	September 28, 2013	December 28, 2013	September 28, 2013
Euro currency hedge contracts
Purchase	$67,369	$46,248	$66,761	$47,299

Japanese Yen currency hedge contracts
Purchase	$—	$5,211	$—	$5,307
Sell	$(29,055)	$(11,860)	$(28,617)	$(11,753)

Korean Won currency hedge contracts
Sell	$(20,330)	$(17,345)	$(20,154)	$(17,545)

Chinese RMB currency hedge contracts
Sell	$(11,137)	$(11,524)	$(11,206)	$(11,793)

Other foreign currency hedge contracts
Purchase	$2,282	$1,466	$2,252	$1,481
Sell	$(1,244)	$(2,512)	$(1,226)	$(2,568)

The fair value of our derivative instruments are included in prepaid expenses and other assets and in other current liabilities in our Condensed Consolidated Balance Sheets; such amounts were not material as of December 28, 2013 and September 28, 2013.

The amount of non-designated derivative instruments’ gain(loss) in the Condensed Consolidated Statements of Operations included in other income (expense) for the three months ended December 28, 2013 and December 29, 2012 is as follows (in thousands):

	Amount of Gain or (Loss) Recognized in Income on Derivatives
	Three Months Ended	Three Months Ended
	December 28, 2013	December 29, 2012
Derivatives not designated as hedging instruments
Foreign exchange contracts	$(38)	$285

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

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	December 28, 2013
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$138,375	$—	$—	$138,375

Short-term investments:
Available-for-sale securities:
Commercial paper	$7,998	$—	$—	$7,998
U.S. Treasury and agency obligations	102,657	544	(5)	103,196
International government obligations	5,024	9	(4)	5,029
Corporate notes and obligations	19,035	49	(5)	19,079
Total short-term investments	$134,714	$602	$(14)	$135,302

	September 28, 2013
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$110,444	$—	$—	$110,444

Short-term investments:
Available-for-sale securities:
Commercial paper	$9,995	$—	$—	$9,995
U.S. Treasury and agency obligations	103,694	507	(1)	104,200
International government obligations	5,040	28	(5)	5,063
Corporate notes and obligations	20,352	66	(10)	20,408
Total short-term investments	$139,081	$601	$(16)	$139,666

None of the unrealized losses as of December 28, 2013 or September 28, 2013 were considered to be other-than-temporary impairments.

The amortized cost and estimated fair value of available-for-sale investments in debt securities as of December 28, 2013 and September 28, 2013, classified as short-term investments on our condensed consolidated balance sheet were as follows (in thousands):

	December 28, 2013		September 28, 2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Investments in available-for-sale debt securities due in less than one year	$134,714	$135,302	$139,081	$139,666

During the three months ended December 28, 2013, we received proceeds totaling $7.0 million from the sale of available-for-sale securities and realized gross gains of less than $0.1 million. During the three months ended December 29, 2012, we received proceeds totaling $56.6 million from the sale of available-for-sale securities and realized gross gains of less than $0.1 million.

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

During the three months ended December 28, 2013, we noted no indications of impairment or triggering events to cause us to review goodwill for potential impairment. We will conduct our annual goodwill testing during the fourth fiscal quarter.

The changes in the carrying amount of goodwill by segment for the period from September 28, 2013 to December 28, 2013 are as follows (in thousands):

	Specialty Lasers and Systems	Commercial Lasers and Components	Total
Balance as of September 28, 2013	$107,045	$6,363	$113,408
Additions	—	—	—
Translation adjustments and other	1,230	—	1,230
Balance as of December 28, 2013	$108,275	$6,363	$114,638

Components of our amortizable intangible assets are as follows (in thousands):

	December 28, 2013			September 28, 2013
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Existing technology	$82,557	$(53,605)	$28,952	$82,220	$(51,570)	$30,650
Customer lists	17,431	(7,999)	9,432	17,341	(7,465)	9,876
Trade name	712	(589)	123	710	(576)	134
Non-compete agreement	570	(561)	9	570	(558)	12
In-process research & development	2,316	—	2,316	2,299	—	2,299
Total	$103,586	$(62,754)	$40,832	$103,140	$(60,169)	$42,971
     ** For accounting purposes, when an intangible asset is fully amortized, it is removed from the disclosure schedule.

Amortization expense for intangible assets for the three months ended December 28, 2013 and December 29, 2012 was $2.4 million and $1.2 million, respectively, which includes $1.9 million and $0.9 million, respectively, for amortization of existing technology and production know-how.

At December 28, 2013, estimated amortization expense for the remainder of fiscal 2014, the next five succeeding fiscal years and all fiscal years thereafter are as follows (in thousands):

Estimated Amortization Expense
2014 (remainder)	$7,331
2015	9,378
2016	8,994
2017	7,906
2018	4,705
2019	2,278
Thereafter	240
Total	$40,832

8.     BALANCE SHEET DETAILS

Inventories consist of the following (in thousands):

	December 28, 2013	September 28, 2013
Purchased parts and assemblies	$49,925	$50,275
Work-in-process	59,345	60,089
Finished goods	61,688	57,703
Total inventories	$170,958	$168,067

Prepaid expenses and other assets consist of the following (in thousands):

	December 28, 2013	September 28, 2013
Prepaid and refundable income taxes	$13,664	$23,939
Other taxes receivable	23,000	16,225
Prepaid expenses and other	14,865	12,413
Total prepaid expenses and other assets	$51,529	$52,577

Other assets consist of the following (in thousands):

	December 28, 2013	September 28, 2013
Assets related to deferred compensation arrangements	$25,439	$23,446
Deferred tax assets	37,773	37,637
Other assets	5,557	5,457
Total other assets	$68,769	$66,540

Other current liabilities consist of the following (in thousands):

	December 28, 2013	September 28, 2013
Accrued payroll and benefits	$26,947	$29,723
Deferred income	15,981	16,994
Reserve for warranty	18,401	18,508
Accrued expenses and other	11,603	11,552
Other taxes payable	13,138	6,147
Customer deposits	4,178	1,642
Total other current liabilities	$90,248	$84,566

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

Components of the reserve for warranty costs during the first three months of fiscal 2014 and 2013 were as follows (in thousands):

	Three Months Ended
	December 28, 2013	December 29, 2012
Beginning balance	$18,508	$17,442
Additions related to current period sales	6,708	5,777
Warranty costs incurred in the current period	(6,815)	(6,040)
Accruals resulting from acquisitions	—	1,735
Adjustments to accruals related to foreign exchange and other	—	(404)
Ending balance	$18,401	$18,510

Other long-term liabilities consist of the following (in thousands):

	December 28, 2013	September 28, 2013
Long-term taxes payable	$15,609	$15,715
Deferred compensation	27,027	24,723
Deferred tax liabilities	10,570	10,487
Deferred income	3,513	2,734
Asset retirement obligations liability	2,234	2,247
Other long-term liabilities	6,258	6,226
Total other long-term liabilities	$65,211	$62,132

9.     SHORT-TERM BORROWINGS

We have several lines of credit which allow us to borrow in the applicable local currency. We have a total of $14.4 million of unsecured foreign lines of credit as of December 28, 2013.  At December 28, 2013, we had used $3.4 million of these available foreign lines of credit as guarantees. These credit facilities were used in Europe and Japan during the first fiscal quarter of 2014.  In addition, our domestic line of credit consists of a $50.0 million unsecured revolving credit account with Union Bank of California. The agreement will expire on May 31, 2014. The line of credit is subject to covenants related to financial ratios and tangible net worth with which we are currently in compliance.  No amounts have been drawn upon our domestic line of credit as of December 28, 2013.

10.  STOCK-BASED COMPENSATION

Fair Value of Stock Compensation

We recognize compensation expense for all share based payment awards based on the fair value of such awards. The expense is recognized on a straight-line basis over the respective requisite service period of the awards.

Determining Fair Value

The fair values of shares purchased under the Employee Stock Purchase Plan (“ESPP”) for the three months ended December 28, 2013 and December 29, 2012, respectively, were estimated using the following weighted-average assumptions:

	Employee Stock Purchase Plan
	Three Months Ended
	December 28, 2013	December 29, 2012
Expected life in years	0.5	0.5
Expected volatility	24.8%	34.8%
Risk-free interest rate	0.1%	0.2%
Expected dividend yield	—%	1.0%
Weighted average fair value per share	$13.49	$10.60

There were no stock options granted during the three months ended December 28, 2013 and December 29, 2012.

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
•The service based restricted stock awards generally vest three years from the date of grant.

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

	Three Months Ended
	December 28, 2013	December 29, 2012
Risk-free interest rate	0.62%	0.33%
Volatility	36.9%	37.9%
Weighted average fair value	$77.10	$48.48

We recognize the estimated cost of these awards, as determined under the simulation model, over the related service period, with no adjustment in future periods based upon the actual shareholder return over the performance period.

Stock-Based Compensation Expense

The following table shows total stock-based compensation expense and related tax benefits included in the condensed consolidated statements of operations for the three months ended December 28, 2013 and December 29, 2012 (in thousands):

	Three Months Ended
	December 28, 2013	December 29, 2012
Cost of sales	$538	$435
Research and development	522	476
Selling, general and administrative	3,808	4,083
Income tax benefit	(1,339)	(1,483)
	$3,529	$3,511

During the three months ended December 28, 2013, $0.7 million was capitalized into inventory for all stock plans, $0.5 million was amortized to cost of sales and $0.8 million remained in inventory at December 28, 2013. During the three months ended December 29, 2012, $0.6 million was capitalized into inventory for all stock plans, $0.4 million was amortized to cost of sales and $0.7 million remained in inventory at December 29, 2012.  Management has made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

At December 28, 2013, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock plans but not yet recognized was approximately $27.8 million, net of estimated forfeitures of $1.0 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 1.8 years and will be adjusted for subsequent changes in estimated forfeitures.

At December 28, 2013, total compensation cost related to options to purchase common shares under the ESPP but not yet vested was approximately $0.6 million, which will be recognized over the offering period.

The stock option exercise tax benefits reported in the statement of cash flows results from the excess tax benefits arising from tax deductions in excess of the stock-based compensation cost recognized, determined on a grant-by-grant basis. During the first three months of fiscal 2014 and fiscal 2013, we have not generated any excess tax benefits as cash flows from financing activities.

Stock Options & Awards Activity

The following is a summary of option activity for our Stock Option Plans (in thousands, except per share amounts and weighted average remaining contractual term in years):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at September 28, 2013	270	$26.90
Granted	—	—
Exercised	(144)	25.47
Forfeitures	—	—
Expirations	—	—
Outstanding at December 28, 2013	126	$28.53	4.3 years	$5,742
Vested and expected to vest at December 28, 2013	126	$28.53	4.3 years	$5,742
Exercisable at December 28, 2013	118	$27.43	4.0 years	$5,507

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the quoted price of our common stock at the end of the reporting period. The aggregate intrinsic value of options exercised under the Company’s stock plans for the three months ended December 28, 2013 and December 29, 2012 were $5.8 million and $1.2 million, respectively, determined as of the date of option exercise.

The following table summarizes the activity of our time based and market- performance based restricted stock units for the first three months of fiscal 2014 (in thousands, except per share amounts):

	Time Based Restricted Stock Units		Market-Based Performance Restricted Stock Units
	Number of Shares(1)	Weighted Average Grant Date Fair Value	Number of Shares(2)	Weighted Average Grant Date Fair Value
Nonvested stock at September 28, 2013	453	$48.22	213	$54.63
Granted	203	65.56	52	77.10
Vested	(246)	46.83	(32)	43.25
Forfeited	—	—	(1)	44.98
Nonvested stock at December 28, 2013	410	$57.63	232	$58.68

__________________________________________
(1)Service-based restricted stock vested during each fiscal year.
(2)Performance-based awards and units included at 100% of target goal; under the terms of the awards, the recipient may earn between 0% and 200% of the award.

11.      COMMITMENTS AND CONTINGENCIES

We are subject to legal claims and litigation arising in the ordinary course of business, such as product liability, employment or intellectual property claims, including, but not limited to, the matters described below. On May 14, 2013, IMRA America (“Imra”) filed a complaint for patent infringement against two of our subsidiaries in the Regional Court of Düsseldorf, Germany, captioned In re IMRA America Inc. versus Coherent Kaiserslautern GmbH et. al. 4b O 38/13. The complaint alleges that the use of certain of the Company’s lasers infringes upon EP Patent No. 754,103, entitled “Method For Controlling Configuration of Laser Induced Breakdown and Ablation,” issued November 5, 1997. The patent is owned by the University of Michigan and licensed to Imra. The complaint seeks unspecified compensatory damages, the cost of court proceedings and seeks to permanently enjoin the Company from infringing the patent in the future. Management has made an accrual with respect to this matter and has determined, based on its current knowledge, that the amount or range of reasonably possible losses in excess of the amounts already accrued, is not reasonably estimable. Although we do not expect that such legal claims and litigation will ultimately have a material adverse effect on our consolidated financial position, results of operations or cash flows, an adverse result in one or more matters could negatively affect our results in the period in which they occur.

12.       ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (net of tax) at December 28, 2013 and September 28, 2013 are substantially comprised of accumulated translation adjustments of $55.6 million and $54.4 million, respectively.

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

The following table presents information necessary to calculate basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended
	December 28, 2013	December 29, 2012
Weighted average shares outstanding —basic	24,542	23,770
Dilutive effect of employee stock awards	373	452
Weighted average shares outstanding—diluted	24,915	24,222

Net income	$11,703	$14,153

Net income per basic share	$0.48	$0.60
Net income per diluted share	$0.47	$0.58

A total of 29,916 and 73,146 potentially dilutive securities have been excluded from the diluted share calculation for the three months ended December 28, 2013 and December 29, 2012, respectively, as their effect was anti-dilutive.

14.  OTHER INCOME (EXPENSE)

Other income (expense) is as follows (in thousands):

	Three Months Ended
	December 28, 2013	December 29, 2012
Foreign exchange loss	$(2,124)	$(1,769)
Gain on deferred compensation investments, net	1,877	294
Other—net	(9)	—
Other income (expense), net	$(256)	$(1,475)

15.  STOCK REPURCHASES AND DIVIDENDS

On October 4, 2012, the Board of Directors authorized a buyback program whereby we are authorized to repurchase up to $25.0 million of our common stock. The program was authorized for 12 months from the date of authorization. No shares had been purchased under this program at its expiration in October 2013.

On December 10, 2012, we announced that the Board of Directors approved a $1.00 per share special cash dividend on our outstanding common stock payable on December 27, 2012 to stockholders of record on December 19, 2012, resulting in a payment of $24.0 million in the first quarter of fiscal 2013.

16.  INCOME TAXES

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to us and our subsidiaries, adjusted for items which are considered discrete to the period. Our estimated effective tax rate for the three months ended December 28, 2013 was 24.8%. Our effective tax rate for the three months ended December 28, 2013 was lower than the statutory rate of 35% primarily due to permanent differences related to the benefit of income subject to foreign tax rates that are lower than U.S. tax rates including Korea and Singapore tax exemptions and the benefit of foreign tax credits. These amounts are partially offset by deemed dividend inclusions under the Subpart F tax rules, stock compensation not deductible for tax purposes and limitations on the deductibility of compensation under IRC Section 162(m).

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

We are subject to taxation and file income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. For U.S. federal income tax purposes, all years prior to 2010 are closed. In our major foreign jurisdictions and our major state jurisdictions, the years prior to 2006 and 2009, respectively, are closed to examination. Earlier years in our various jurisdictions may remain open for adjustment to the extent that we have tax attribute carryforwards from those years. In December 2011 and January 2012, three of our German subsidiaries received notices of tax audits for the fiscal years 2006 through 2010. In fiscal year 2013, we received a preliminary assessment for two of the German subsidiaries and the amount is immaterial; the audit for the other German subsidiary is currently in process. In addition, our German subsidiary of Coherent Kaiserslautern GmbH (formerly Lumera Laser GmbH) that was acquired in December 2012 is currently under audit for the fiscal years 2007 through 2009. As the years under the audit for Coherent Kaiserslautern GmbH are related to the pre-acquisition periods, any tax assessment should be recoverable from the escrow account for the acquisition.

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

We have identified SLS and CLC as operating segments for which discrete financial information is available. Both units have dedicated engineering, manufacturing, product business management and product line management functions. Occasionally, a small portion of our outside revenue is attributable to projects and recently developed products for which a segment has not yet been determined. The associated direct and indirect costs are presented in the category of Corporate and other, along with other corporate costs as described below.

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

The following table provides net sales and income (loss) from operations for our operating segments (in thousands):

	Three Months Ended
	December 28, 2013	December 29, 2012
Net sales:
Specialty Laser Systems	$136,823	$131,460
Commercial Lasers and Components	56,733	51,742
Total net sales	$193,556	$183,202

Income (loss) from operations:
Specialty Laser Systems	$28,632	$30,334
Commercial Lasers and Components	306	1,825
Corporate and other	(13,154)	(11,661)
Total income from operations	$15,784	$20,498

The following table provides a reconciliation of our total income (loss) from operations to net income (in thousands):

	Three Months Ended
Reconciliation of Income From Operations to Net Income	December 28, 2013	December 29, 2012
Total income from operations	15,784	20,498
Total other income, net	(220)	(1,437)
Income before income taxes	15,564	19,061
Provision for income taxes	3,861	4,908
Net Income	$11,703	$14,153

Major Customers

We had one major customer during the three months ended December 28, 2013 who accounted for 13.8% of consolidated revenue; the customer purchased primarily from our SLS segment. There were two major customers who accounted for 10.9% and 10.2% of consolidated revenue for the three months ended December 29, 2012; both customers purchased primarily from our SLS segment.

We had one major customer who accounted for 10.2% of accounts receivable at December 28, 2013. There were two major customers who accounted for 15.2% and 11.7% of accounts receivable at September 28, 2013.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We have identified the following as the items that require the most significant judgment and often involve complex estimation: revenue recognition, accounting for long-lived assets (including goodwill and intangible assets), inventory valuation, warranty reserves, stock-based compensation and accounting for income taxes. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for our fiscal year ended September 28, 2013.

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

	Three Months Ended
	December 28, 2013	December 29, 2012	Change	% Change
	(Dollars in thousands)

Bookings	$201,462	$175,973	$25,489	14.5%
Book-to-bill ratio	1.04	0.96	0.08	8.3%
Net sales—Specialty Lasers and Systems	$136,823	$131,460	$5,363	4.1%
Net sales—Commercial Lasers and Components	$56,733	$51,742	$4,991	9.6%
Gross profit as a percentage of net sales— Specialty Lasers and Systems	43.1%	44.8%	(1.7)%	(3.8)%
Gross profit as a percentage of net sales—Commercial Lasers and Components	34.1%	37.4%	(3.3)%	(8.8)%
Research and development as a percentage of net sales	10.8%	10.5%	0.3%	2.9%
Income before income taxes	$15,564	$19,061	$(3,497)	(18.3)%
Net cash provided by operating activities	$28,677	$47,323	$(18,646)	(39.4)%
Days sales outstanding in receivables	53.8	61.9	(8.1)	(13.1)%
Annualized first quarter inventory turns	2.7	2.5	0.2	8.0%
Capital spending as a percentage of net sales	3.5%	2.1%	1.4%	66.7%
Net income as a percentage of net sales	6.0%	7.7%	(1.7)%	(22.1)%
Adjusted EBITDA as a percentage of net sales	16.4%	18.1%	(1.7)%	(9.4)%

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

The book-to-bill ratio is calculated as quarterly bookings divided by quarterly net sales.  This is an indication of the strength of our business but can sometimes be impacted by a single large order. A ratio of greater than 1.0 indicates that demand for our products is greater than what we supply in the quarter whereas a ratio of less than 1.0 indicates that demand for our products is less than what we supply in the quarter.

Bookings increased 14.5% in the first quarter of fiscal 2014 compared to the same quarter one year ago, with increases in all four markets led by a significant increase in the OEM components and instrumentation market. Compared to the fourth quarter of fiscal 2013, bookings increased 0.6% with increases in the OEM components and instrumentation, scientific and government programs and materials processing markets partially offset by decreases in the microelectronics market. The book-to-bill ratio was 1.04 in the first quarter of fiscal 2014.

Microelectronics

Microelectronics bookings increased 2% compared to the same quarter one year ago but decreased 17% from bookings in the fourth quarter of fiscal 2013. The book-to-bill ratio for the first quarter of fiscal 2014 was 0.87.

Flat panel display orders in the first quarter of fiscal 2014 increased 15% from orders in the first quarter of fiscal 2013, but decreased 21% from orders in the fourth quarter of fiscal 2013 due to timing of order placement by customers. Subsequent to the end of the first quarter of fiscal 2014, we received record orders of $101.4 million for annealing laser systems, some of which are expected to ship during the latter half of fiscal 2014 with the majority scheduled for shipping during fiscal 2015. We expect continued fluctuations in order volumes on a quarterly basis.

Orders in the advanced packaging (API) market decreased 47% from orders in the first quarter of fiscal 2013 and 21% from orders in the fourth quarter of fiscal 2013. We believe the decrease in demand in this market is the result of a capacity overbuild by customers in prior quarters since demand has been slow for lasers serving several applications in this market. However, demand in the integrated circuit packaging market is increasing and will rely on short pulse lasers such as our HyperRapid laser system.

Orders from semiconductor capital equipment OEMs increased 48% from the first quarter of fiscal 2013 and 1% from the fourth quarter of fiscal 2013 reflecting strong orders for sub 28nm applications and inspection and metrology applications down to 14nm.

During the first quarter of fiscal 2014, we also booked a multi-unit HyperRapid order for strengthened glass cutting.

Materials Processing

Materials processing orders increased 8% compared to the same quarter one year ago and increased 12% from the fourth quarter of fiscal 2013. The book-to-bill ratio for the first quarter of fiscal 2014 was 1.03. Demand for high power fiber and carbon dioxide lasers helped set a new first quarter bookings record. We received orders from multiple customers, many engaged in metal cutting in China, for fiber lasers as well as orders for Japanese and Korean cutting tool manufacturers. We received orders for a range of different lasers supporting different processes and materials in the additive manufacturing market as well as in the automotive and aerospace manufacturing market for processing carbon fiber reinforced polymers.

The materials processing market has grown consistently for several years with China playing a pivotal role. We believe recent economic data out of China indicates that demand for materials processing in China will be slower in fiscal 2014 compared to fiscal 2013.

OEM Components and Instrumentation

OEM Components and Instrumentation orders increased 60% compared to the same quarter one year ago and increased 24% from the fourth quarter of fiscal 2013. The book-to-bill ratio for the first quarter of fiscal 2014 was 1.35.

Instrumentation orders increased 30% compared to the first quarter of fiscal 2013 and 22% compared to the fourth quarter of fiscal 2013. The bioinstrumentation market was stronger due to the higher clinical adoption and relief provided by the Ryan-Murray bill, leading to longer-term orders for systems and subsystems. We also saw further penetration and market share gains of our OBISTM platform.

Orders for medical OEM products, including the impact from the acquisition of Lumera at the end of the first quarter of fiscal 2013, were 220% higher in the first quarter of fiscal 2014 compared to the same quarter one year ago and 46% higher than orders in the fourth quarter of fiscal 2013. Orders for ophthalmic applications were very strong, with a long-term order for excimer lasers in the LASIK and StaccatoTM lasers in the cataract surgery markets. We also had a key design win and received an initial volume order for high-power OPSTM lasers in photocoagulation.

Scientific and Government Programs

Scientific and government programs orders increased 5% compared to the same quarter one year ago and increased 11% from the fourth quarter of fiscal 2013. The book-to-bill for the first quarter of fiscal 2014 was 1.15.

The imaging market remains strong with orders near the highs set during the American Recovery and Reinvestment Act of 2009 stimulus period, consistent with brain function research projects in the U.S. and Europe. The long-term trend has supported considerable growth in our Chameleon™ product portfolio and we are about to ship our 2000th laser system, making it our most successful scientific product. Bookings for amplifiers and excimer lasers were strong as were orders for applied physics and materials processing research in Asia, especially China. Demand from applied physics research in Germany and France resulted in the highest quarterly bookings in Europe in the past two years. Orders in Japan were weaker and we have not seen any appreciable effect from the stem cell stimulus package.

Our outlook for the scientific market in fiscal 2014 improved modestly with the passage of the Ryan-Murray budget bill, which restored funding to a number of agencies including the National Institutes of Health and the National Science Foundation, two of the largest underwriters of scientific research in the U.S. We estimate that spending could increase by 3-5% in the U.S. market during calendar year 2014.

Net Sales

Net sales include sales of lasers, laser tools, related accessories and service contracts. Net sales for the first fiscal quarter increased 4.1% in our SLS segment from the same quarter one year ago and increased 9.6% in our CLC segment from the same quarter one year ago. For a description of the reasons for changes in net sales refer to the “Results of Operations” section of this quarterly report.

Gross Profit as a Percentage of Net Sales

Gross profit as a percentage of net sales (“gross profit percentage”) is calculated as gross profit for the period divided by net sales for the period.  Gross profit percentage in the first quarter decreased from 44.8% to 43.1% in our SLS segment and decreased from 37.4% to 34.1% in our CLC segment from the same quarter one year ago. For a description of the reasons for changes in gross profit refer to the “Results of Operations” section of this quarterly report.

Research and Development as a Percentage of Net Sales

Research and development as a percentage of net sales (“R&D percentage”) is calculated as research and development expense for the period divided by net sales for the period.  Management considers R&D percentage to be an important indicator in managing our business as investing in new technologies is a key to future growth.  R&D percentage increased to 10.8% from 10.5% in our first fiscal quarter compared to the same period one year ago.  For a description of the reasons for changes in R&D spending refer to the “Results of Operations” section of this quarterly report.

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

Days Sales Outstanding in Receivables

We calculate days sales outstanding (“DSO”) in receivables as net receivables at the end of the period divided by net sales during the period and then multiplied by the number of days in the period, using 90 days for quarters.  DSO in receivables indicates how well we are managing our collection of receivables, with lower DSO in receivables resulting in higher working capital availability.  The more money we have tied up in receivables, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business.  Our DSO in receivables for the first quarter of fiscal 2014 decreased 8.1 days from the same quarter one year ago primarily due to favorable sales linearity, particularly in Asia and Japan, significantly improved collections in Europe and a lower concentration of sales with longer payment terms in Japan.

Annualized First Quarter Inventory Turns

We calculate annualized first quarter inventory turns as the cost of sales during the first quarter annualized and divided by net inventories at the end of the first quarter. This indicates how well we are managing our inventory levels, with higher inventory turns resulting in more working capital availability and a higher return on our investments in inventory. The more money we have tied up in inventory, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business. Our annualized inventory turns for the first quarter of fiscal 2014 increased by 0.2 turns from the same quarter one year ago primarily due to the impact of increased sales volumes in relation to inventory levels in certain businesses and the impact of the acquisition of Lumera inventories at the end of the first quarter of fiscal 2013 partially offset by higher service inventories to support the higher installed base.

Capital Spending as a Percentage of Net Sales

Capital spending as a percentage of net sales (“capital spending percentage”) is calculated as capital expenditures for the period divided by net sales for the period.  Capital spending percentage indicates the extent to which we are expanding or improving our operations, including investments in technology and equipment.  Management monitors capital spending levels as this assists management in measuring our cash flows, net of capital expenditures. Our capital spending percentage increased to 3.5% from 2.1% for the first quarter of fiscal 2014 compared to the same period one year ago primarily due to higher purchases of production-related assets to support new product introductions and continued expansion in Asia.

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

Below is the reconciliation of our net income as a percentage of net sales to our adjusted EBITDA as a percentage of net sales:

	Three Months Ended
	December 28, 2013	December 29, 2012
Net income as a percentage of net sales	6.0%	7.7%
Income tax expense	2.0%	2.7%
Interest and other (income) expense, net	1.1%	1.0%
Depreciation and amortization	4.8%	4.0%
Stock based compensation	2.5%	2.7%
Adjusted EBITDA as a percentage of net sales	16.4%	18.1%

RESULTS OF OPERATIONS

CONSOLIDATED SUMMARY

The following table sets forth, for the periods indicated, the percentage of total net sales represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended
	December 28, 2013	December 29, 2012
Net sales	100.0%	100.0%
Cost of sales	59.9%	57.6%
Gross profit	40.1%	42.4%
Operating expenses:
Research and development	10.8%	10.5%
Selling, general and administrative	20.6%	20.2%
Amortization of intangible assets	0.5%	0.5%
Total operating expenses	31.9%	31.2%
Income from operations	8.2%	11.2%
Other income (expense), net	(0.2)%	(0.8)%
Income before income taxes	8.0%	10.4%
Provision for income taxes	2.0%	2.7%
Net income	6.0%	7.7%

Net income for the first quarter of fiscal 2014 was $11.7 million ($0.47 per diluted share) including $3.5 million of after-tax stock-related compensation expense and $1.8 million amortization of intangible assets. Net income for the first quarter of fiscal 2013 was $14.2 million ($0.58 per diluted share) including $3.5 million of after-tax stock-related compensation expense and $0.9 million amortization of intangible assets.

NET SALES

Market Application

The following tables set forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by market application (dollars in thousands):

	Three Months Ended
	December 28, 2013		December 29, 2012
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Microelectronics	$92,303	47.7%	$89,030	48.6%
OEM components and instrumentation	40,003	20.7%	36,290	19.8%
Materials processing	27,970	14.4%	26,519	14.5%
Scientific and government programs	33,280	17.2%	31,363	17.1%
Total	$193,556	100.0%	$183,202	100.0%

Net sales for the first quarter of fiscal 2014 increased by $10.4 million, or 6%, compared to the first quarter of fiscal 2013.  Net sales increased $8.1 million due to the acquisitions of Lumera at the end of the first quarter of fiscal 2013 and Innolight during the first quarter of fiscal 2013. Sales increased in all four markets.

The increase in the OEM components and instrumentation market of $3.7 million, or 10%, was due primarily to higher shipments for medical and bio-instrumentation applications partially offset by lower shipments for military applications. The increase in the microelectronics market of $3.3 million, or 4%, was due to higher shipments for semiconductor and advanced packaging applications partially offset by lower sales in flat panel display annealing systems net of higher flat panel display tube replacement sales. Sales in the scientific and government programs market increased $1.9 million, or 6%, primarily due to higher demand for advanced research applications used by university and government research groups in Europe and Asia. Sales in the materials processing market increased $1.5 million, or 5%, primarily due to higher shipments for marking, drilling and non-metal cutting applications.

Backlog represents orders which we expect to be shipped within 12 months. Orders used to compute backlog are generally cancelable and subject to rescheduling by our customers without substantial penalties. Historically, we have not experienced a significant rate of cancellation or rescheduling outside the 12 month period, though we cannot guarantee that the rate of cancellations or rescheduling will not increase in the future. We continue to have a sizable backlog of orders shippable within 12 months of $285.9 million at December 28, 2013, including a significant concentration in the flat panel display market (25%).

The timing for shipments of our higher average selling price excimer products in the flat panel display market have historically fluctuated and are in the future expected to fluctuate from quarter-to-quarter due to customer scheduling, our ability to manufacture these products and/or availability of supplies.  As a result, the timing to convert orders for these products to net sales will likely fluctuate from quarter-to-quarter.

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

The following tables set forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by segment (dollars in thousands):

	Three Months Ended
	December 28, 2013		December 29, 2012
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Specialty Lasers and Systems (SLS)	$136,823	70.7%	$131,460	71.8%
Commercial Lasers and Components (CLC)	56,733	29.3%	51,742	28.2%
Total	$193,556	100.0%	$183,202	100.0%

Net sales for the first quarter of fiscal 2014 increased by $10.4 million, or 6%, compared to the first quarter of fiscal 2013, with increases of $5.4 million, or 4%, in our SLS segment and increases of $5.0 million, or 10%, in our CLC segment.

The increase in our SLS segment sales was primarily due to higher shipments for semiconductor applications, scientific and medical applications partially offset by lower revenue for flat panel display applications. The increase in our CLC segment sales was primarily due to higher advanced packaging and medical application sales partially offset by lower military application sales.

GROSS PROFIT

Consolidated

Our gross profit rate decreased to 40.1% in the first quarter of fiscal 2014 from 42.4% in the first quarter of fiscal 2013. The decrease in the gross profit rate was primarily due to unfavorable product margins (2.1%) resulting from the unfavorable impact of foreign exchange rates on the European manufacturing sites and  the impact of lower volumes in certain business units, higher intangibles amortization (0.6%) due to the acquisition of Lumera at the end of the first quarter of fiscal 2013 and higher warranty costs (0.2%) primarily in the microelectronics market partially offset by lower other costs (0.6%) primarily due to lower inventory provisions.

Our gross profit rate has been and will continue to be affected by a variety of factors including market mix, pricing on volume orders, our ability to manufacture advanced and more complex products, manufacturing efficiencies, excess and obsolete inventory write-downs, warranty costs, amortization of intangibles, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems, commodity prices and foreign currency fluctuations, particularly the recent weakening of the Japanese Yen and strengthening of the Euro.

Specialty Lasers and Systems

The gross profit rate in our SLS segment decreased to 43.1% in the first quarter of fiscal 2014 from 44.8% in the first quarter of fiscal 2013 primarily due to unfavorable product costs (2.6%) resulting from the unfavorable impact of foreign exchange rates on the European manufacturing sites and the impact of lower volumes in certain business units and higher intangibles amortization (0.9%) due to the acquisition of Lumera at the end of the first quarter of fiscal 2013. The unfavorable costs were partially offset by lower other costs (1.4%) primarily due to lower inventory provisions and lower freight and duty costs as well as lower warranty costs (0.4%) due to fewer warranty events.

Commercial Lasers and Components

The gross profit rate in our CLC segment decreased to 34.1% in the first quarter of fiscal 2014 from 37.4% in the first quarter of fiscal 2013 primarily due to higher warranty costs (1.8%) due to increased warranty events, higher other costs (1.1%) due to higher inventory provisions and unfavorable product costs (0.4%) resulting from higher volumes of lower margin products in several business units, in particular related to products servicing the materials processing market.

OPERATING EXPENSES:

	Three Months Ended
	December 28, 2013		December 29, 2012
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$20,937	10.8%	$19,301	10.5%
Selling, general and administrative	39,891	20.6%	36,982	20.2%
Amortization of intangible assets	934	0.5%	854	0.5%
Total operating expenses	$61,762	31.9%	$57,137	31.2%

Research and development

Research and development (“R&D”) expenses increased $1.6 million, or 8%, during the first fiscal quarter ended December 28, 2013 compared to the same quarter one year ago.  The increase was primarily due to the acquisition of Lumera at the end of the first quarter of fiscal 2013 ($0.6 million), higher payroll and other spending on projects net of higher customer reimbursements ($0.4 million), $0.3 million higher charges for increases in deferred compensation plan liabilities with the related income for increases in deferred compensation plan assets recorded in other income (expense) and the impact of foreign exchange rates ($0.3 million). On a segment basis as compared to the prior year period, SLS research and development spending increased $0.5 million primarily due to the acquisition of Lumera and the impact of foreign exchange rates. CLC spending increased $0.8 million primarily due to higher project spending. Corporate and other spending increased $0.3 million primarily due to higher charges for increases in deferred compensation plan liabilities.

Selling, general and administrative

Selling, general and administrative (“SG&A”) expenses increased $2.9 million or 8%, during the first fiscal quarter ended December 28, 2013 compared to the same quarter one year ago.  The increase was primarily due to $1.4 million higher charges for increases in deferred compensation plan liabilities with the related income for increases in deferred compensation plan assets recorded in other income (expense), the acquisition of Lumera at the end of the first quarter of fiscal 2013 ($0.8 million) and $0.7 million higher payroll spending due to higher headcount, increased salaries and benefits and higher variable compensation. Other net variable spending increases for consulting and audit fees were offset by lower stock-related compensation expense. On a segment basis as compared to the prior year period, SLS segment expenses increased $1.0 million primarily due to the acquisition of Lumera and higher payroll spending. CLC spending increased $0.8 million primarily due to higher payroll spending. Spending for Corporate and other increased $1.1 million primarily due to higher charges for increases in deferred compensation plan liabilities partially offset by lower stock-related compensation expense.

Amortization of intangible assets

Amortization of intangible assets increased $0.1 million during the first three months of fiscal 2014 compared to the same period last year primarily due to the amortization of intangibles from the acquisitions of Lumera and Innolight in the first quarter of fiscal 2013 partially offset by the completion of amortization of certain intangibles from prior acquisitions.

OTHER INCOME (EXPENSE) — NET

Other income (expense), net, decreased $1.2 million during the three months ended December 28, 2013 compared to the same period one year ago. The decrease was primarily due to higher gains on our deferred compensation plan assets net of expenses ($1.6 million) partially offset by higher net foreign exchange losses ($0.4 million) due to the significant movement in the Japanese Yen versus the Euro in the last month of the first quarter of fiscal 2014.

INCOME TAXES

The effective tax rate on income before income taxes for the first quarter of fiscal 2014 of 24.8% was lower than the statutory rate of 35.0% primarily due to permanent differences related to the benefit of income subject to foreign tax rates that are lower than U.S. tax rates including Korea and Singapore tax exemptions and the benefit of foreign tax credits. These amounts are partially offset by deemed dividend inclusions under the Subpart F tax rules, stock compensation not deductible for tax purposes and limitations on the deductibility of compensation under IRC Section 162(m).

The effective tax rate on income before income taxes for the first quarter of fiscal 2013 of 25.7% was lower than the statutory rate of 35.0% primarily due to permanent differences related to the benefit of income subject to foreign tax rates that are lower than U.S. tax rates, the benefit of foreign tax credits and the benefit of releasing foreign tax reserves accrued under ASC 740-10 (formerly FASB Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”) and related interest. These amounts are partially offset by deemed dividend inclusions under the Subpart F tax rules, stock compensation not deductible for tax purposes and limitations on the deductibility of compensation under IRC Section 162(m).

LIQUIDITY AND CAPITAL RESOURCES

At December 28, 2013, we had assets classified as cash and cash equivalents, as well as time deposits and fixed income securities classified as short-term investments, in an aggregate amount of $273.7 million, compared to $250.1 million at September 28, 2013. At December 28, 2013, approximately $180.9 million of the cash and securities was held in certain of our foreign subsidiaries, $112.1 million of which was denominated in currencies other than the U.S. dollar. We currently have approximately $170.5 million of cash, including investments in U.S. Treasury securities, held by foreign subsidiaries where we intend to permanently reinvest our accumulated earnings in these entities and our current plans do not demonstrate a need for these funds to support our domestic operations. If, however, a portion of these funds were needed for and distributed to our operations in the United States, we would be subject to additional U.S. income taxes and foreign withholding taxes. The amount of the taxes due would depend on the amount and manner of repatriation, as well as the location from where the funds are repatriated. We actively monitor the third-party depository institutions that hold these assets, primarily focusing on the safety of principal and secondarily maximizing yield on these assets. We diversify our cash and cash equivalents and investments among various financial institutions, money market funds and sovereign debt in order to reduce our exposure should any one of these financial institutions or financial instruments fail or encounter difficulties. To date, we have not experienced any material loss or lack of access to our invested cash, cash equivalents or short-term investments. However, we can provide no assurances that access to our invested cash, cash equivalents or short-term investments will not be impacted by adverse conditions in the financial markets.

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

	Three Months Ended
	December 28, 2013	December 29, 2012
	(in thousands)
Net cash provided by operating activities	$28,677	$47,323
Sales of shares under employee stock plans	6,810	4,712
Cash dividend paid on common stock	—	(24,040)
Capital expenditures	(6,792)	(3,901)
Acquisition of businesses, net of cash acquired	—	(67,289)

Net cash provided by operating activities decreased by $18.6 million for the first three months of fiscal 2014 compared to the same period one year ago. The decrease in cash provided by operating activities was primarily due to lower cash flows from timing of accounts payable, prepaid expenses and inventory purchases as well as higher tax payments. We believe that our existing cash, cash equivalents and short term investments combined with cash to be provided by operating activities will be adequate to cover our working capital needs and planned capital expenditures for at least the next 12 months to the extent such items are known or are reasonably determinable based on current business and market conditions. However, we may elect to finance certain of our capital expenditure requirements through borrowings under our bank credit facilities or other sources of capital. We continue to follow our strategy to further strengthen our financial position by using available cash flow to fund operations.

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

Additional sources of cash available to us were domestic and international currency lines of credit and bank credit facilities totaling $64.4 million as of December 28, 2013, of which $61.0 million was unused and available. These unsecured credit facilities were used in Europe and Japan during the first three months of fiscal 2014. Our domestic line of credit consists of a $50.0 million unsecured revolving credit account with Union Bank of California, which expires on May 31, 2014 and is subject to covenants related to financial ratios and tangible net worth. No amounts have been drawn upon our domestic line of credit and $3.4 million of the international currency lines has been used as guarantees as of December 28, 2013.

Our ratio of current assets to current liabilities was 4.8:1 at December 28, 2013 compared to 4.3:1 at September 28, 2013. The increase in our ratio is primarily due to increases in cash and short-term investments and accounts receivable partially offset by decreases in income taxes payable. Our cash and cash equivalents, short-term investments, working capital and debt obligations are as follows:

	December 28, 2013	September 28, 2013
	(in thousands)
Cash and cash equivalents	$138,375	$110,444
Short-term investments	135,302	139,666
Working capital	502,075	483,398
Total debt obligations	—	2

Contractual Obligations and Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Regulation S-K of the Securities Act of 1933. Information regarding our long-term debt payments, operating lease payments, asset retirement obligations, purchase commitments with suppliers and purchase obligations is provided in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended September 28, 2013. There have been no material changes in contractual obligations outside of the ordinary course of business since September 28, 2013. Information regarding our other financial commitments at December 28, 2013 is provided in the notes to the condensed consolidated financial statements in this filing.

Changes in Financial Condition

Cash provided by operating activities during the first three months of fiscal 2014 was $28.7 million, which included cash provided by operating assets and liabilities of $4.6 million, net income of $11.7 million, depreciation and amortization of $9.1 million, stock-based compensation expense of $4.9 million partially offset by $1.6 million other. Cash provided by operating activities during the first three months of fiscal 2013 was $47.3 million, which included cash provided by operating assets and liabilities of $20.6 million, net income of $14.2 million, depreciation and amortization of $7.3 million, stock-based compensation expense of $5.0 million and $0.2 million other.

Cash used in investing activities during the first three months of fiscal 2014 was $2.2 million, which included $6.6 million net used to acquire property and equipment and improve buildings partially offset by $4.4 million net sales of available-for-sale securities. Cash used in investing activities during the first three months of fiscal 2013 was $6.3 million, which included $67.3 million used to acquire Lumera and Innolight and $3.9 million used to acquire property and equipment and improve buildings partially offset by $64.9 million net sales of available-for-sale securities.

Cash used by financing activities during the first three months of fiscal 2014 was $0.9 million, which included $7.7 million net settlement of restricted stock partially offset by $6.8 million generated from our employee stock option and stock purchase plans. Cash used by financing activities during the first three months of fiscal 2013 was $23.4 million, which included a $24.0 million cash dividend on our common stock and $4.1 million net settlement of restricted stock partially offset by $4.7 million generated from our employee stock option and stock purchase plans.

Changes in exchange rates during the first three months of fiscal 2014 increased our cash balances by $2.3 million. Changes in exchange rates during the first three months of fiscal 2013 increased our cash balances by $2.6 million.

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

Interest rate sensitivity

A portion of our investment portfolio is composed of fixed income securities. These securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately (whether due to changes in overall market rates or credit worthiness of the issuers of our individual securities) and uniformly by 10% from levels at December 28, 2013, the fair value of the portfolio, based on quoted market prices in active markets involving similar assets, would decline by an immaterial amount due to their short-term maturities. We have the ability to generally hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. If necessary, we may sell short-term investments prior to maturity to meet our liquidity needs.

At December 28, 2013, the fair value of our available-for-sale debt securities was $135.3 million, all of which were classified as short-term investments.  Gross unrealized gains and losses on available-for-sale debt securities were $602,000 and $(14,000), respectively, at December 28, 2013.

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

At December 28, 2013, approximately $180.9 million of our cash, cash equivalents and short-term investments were held outside the U.S. in certain of our foreign operations, $112.1 million of which was denominated in currencies other than the U.S. dollar.

A hypothetical 10% change in foreign currency rates on our forward contracts would not have a material impact on our results of operations, cash flows or financial position.

The following table provides information about our foreign exchange forward contracts at December 28, 2013. The table presents the weighted average contractual foreign currency exchange rates, the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date and fair value. The U.S. notional fair value represents the contracted amount valued at December 28, 2013 rates.

Forward contracts to sell (buy) foreign currencies for U.S. dollars (in thousands, except contract rates):

	Average Contract Rate	U.S. Notional Contract Value	U.S. Notional Fair Value
For US Dollars:
Euro	1.3774	$(67,369)	$(66,761)
Japanese Yen	102.7456	$23,924	$23,538
Canadian Dollar	1.0637	$741	$735
Korean Won	1,053.7750	$20,330	$20,154
Chinese Renminbi	6.1070	$11,137	$11,206
Singapore Dollar	1.2505	$(2,282)	$(2,252)
Malaysian Ringgit	3.2116	$503	$491

For Euros:
Japanese Yen	103.3619	$5,131	$5,079

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of December 28, 2013 (“Evaluation Date”).  The controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information with respect to this item may be found in Note 11 to our condensed consolidated financial statements in Part I, Item 1 of this report and is incorporated herein by reference.

Income Tax Audits

We are subject to taxation and file income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. For U.S. federal income tax purposes, all years prior to 2010 are closed. In our major foreign jurisdictions and our major state jurisdictions, the years prior to 2006 and 2009, respectively, are closed to examination. Earlier years in our various jurisdictions may remain open for adjustment to the extent that we have tax attribute carryforwards from those years. In December 2011 and January 2012, three of our German subsidiaries received notices of tax audits for the fiscal years 2006 through 2010. We received a preliminary assessment for two of the German subsidiaries and the amount is immaterial; the audit for the other German subsidiary is currently in process. In addition, our German subsidiary of Coherent Kaiserslautern GmbH (formerly Lumera Laser GmbH) that was acquired in December 2012 is currently under audit for the fiscal years 2007 through 2009. As the years under the audit for Coherent Kaiserslautern GmbH are related to the pre-acquisition periods, any tax assessment should be recoverable from the escrow account for the acquisition.

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

•	the timing and receipt of bookings and the timing of conversion of bookings to net sales;

•	the concentration of a significant amount of our backlog, and resultant net sales, with a few customers;

•	cancellation of customer orders and rescheduling of shipments;

•	fluctuations in our product mix;

•	the ability of our customers' other suppliers to provide sufficient material to support our customers' products;

•	currency fluctuations and stability, in particular the Euro, the Japanese Yen, the Korean Won, the Chinese Renminbi and the US dollar as compared to each other and other currencies;

•	commodity pricing;

•	introductions of new products and product enhancements by our competitors, entry of new competitors into our markets, pricing pressures and other competitive factors;

•	our ability to develop, introduce, manufacture and ship new and enhanced products in a timely manner without defects;

•	our ability to manage our capacity and that of our suppliers;

•	our increased reliance on contract manufacturing;

•	the rate of market acceptance of our new products;

•	the ability of our customers to pay for our products;

•	expenses associated with acquisition-related activities;

•	seasonal sales trends;

•	access to applicable credit markets by us, our customers and their end customers;

•	delays or reductions in customer purchases of our products in anticipation of the introduction of new and enhanced products by us or our competitors;

•	our ability to control expenses;

•	the level of capital spending of our customers;

•	potential excess and/or obsolescence of our inventory;

•	costs and timing of adhering to current and developing governmental regulations and reviews relating to our products and business;

•	costs related to acquisitions of technology or businesses;

•	impairment of goodwill, intangible assets and other long-lived assets;

•	our ability to meet our expectations and forecasts and those of public market analysts and investors;

•	the availability of research funding by governments with regard to our customers in the scientific business, such as universities;

•	continued government spending on defense-related projects where we are a subcontractor;

•	maintenance of supply relating to products sold to the government on terms which we would prefer not to accept;

•	changes in policy, interpretations, or challenges to the allowability of costs incurred under government cost accounting standards;

•	damage to our reputation as a result of coverage in social media, Internet blogs or other media outlets;

•	managing our and other parties' compliance with contracts in multiple languages and jurisdictions;

•	managing our internal and third party sales representatives and distributors, including compliance with all applicable laws;

•	impact of government economic policies on macroeconomic conditions;

•	costs and expenses from litigation;

•	costs associated with designing around or payment of licensing fees associated with issued patents in our fields of business;

•	government support of the alternative energy industries, such as solar;

•	the future impact of legislation, rulemaking, and changes in accounting, tax, defense procurement, or export policies; and

•	distraction of management related to acquisition or divestment activities.

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

We have in the past experienced decreases in the ASPs of some of our products. As competing products become more widely available, the ASPs of our products may decrease. If we are unable to offset any decrease in our ASPs by increasing our sales volumes, our net sales will decline. In addition, to maintain our gross profits, we must continue to reduce the cost of manufacturing our products while maintaining their high quality. From time to time, our products, like many complex technological products, may fail in greater frequency than anticipated. This can lead to further charges, which can result in higher costs, lower gross profits and lower operating results. Furthermore, as ASPs of our current products decline, we must develop and introduce new products and product enhancements with higher margins. If we cannot maintain our gross profits, our operating results could be seriously harmed, particularly if the ASPs of our products decrease significantly.

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

For the three months ended December 28, 2013, 73% of our net sales were derived from customers outside of the United States. For fiscal 2013, fiscal 2012 and fiscal 2011, 77%, 76% and 74%, respectively, of our net sales were derived from customers outside of the United States. We anticipate that foreign sales, particularly in Asia, will continue to account for a significant portion of our net sales in the foreseeable future.

A global economic slowdown or a natural disaster could have a negative effect on various foreign markets in which we operate, such as the earthquake, tsunami and resulting nuclear disaster during fiscal 2011 in Japan and the flooding in Thailand in fiscal 2012. Such a slowdown may cause us to reduce our presence in certain countries, which may negatively affect the overall level of business in such countries. Our foreign sales are primarily through our direct sales force. Additionally, some foreign sales are made through foreign distributors and resellers. Our foreign operations and sales are subject to a number of risks, including:

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

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. This has been seen in our industry, for example in the recently concluded patent-related litigation between IMRA America, Inc. ("Imra") and IPG Photonics Corporation and in Imra's litigation against two of our German subsidiaries. From time to time, like many other technology companies, we have received communications from other parties asserting the existence of patent rights, copyrights, trademark rights or other intellectual property rights which such third parties believe may cover certain of our products, processes, technologies or information. In the future, we may be a party to litigation to protect our intellectual property or as a result of an alleged infringement of others' intellectual property whether through direct claims or by way of indemnification claims of our customers, as, in some cases, we contractually agree to indemnify our customers against third-party infringement claims relating to our products. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages or invalidation of our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation could also force us to do one or more of the following:

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

For the three months ended December 28, 2013, our research and development costs were $20.9 million (10.8% of net sales). For our fiscal years 2013, 2012 and 2011, our research and development costs were $82.8 million (10.2% of net sales), $78.3 million (10.2% of net sales) and $81.2 million (10.1% of net sales), respectively. We cannot assure you that our expenditures for research and development will result in the introduction of new products or, if such products are introduced, that those products will achieve sufficient market acceptance or to generate sales to offset the costs of development. Our failure to address rapid technological changes in our markets could adversely affect our business and results of operations.

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

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1‡	Fiscal 2013 Variable Compensation Plan Payout Scale

10.2‡ **	Fiscal 2014 Variable Compensation Plan Payout Scale

10.3+‡	Form of PRSU Award Terms (Previously filed as Exhibit 10.1 to Form 8-K filed on November 14, 2013)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

+	These exhibits were previously filed with the Commission as indicated and are incorporated herein by reference.
‡	Identifies management contract or compensatory plans or arrangements required to be filed as an exhibit.
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

Coherent, Inc.
(Registrant)

Date:	February 6, 2014	/s/:	JOHN R. AMBROSEO
John R. Ambroseo
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 6, 2014	/s/:	HELENE SIMONET
Helene Simonet
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1‡	Fiscal 2013 Variable Compensation Plan Payout Scale

10.2‡ **	Fiscal 2014 Variable Compensation Plan Payout Scale

10.3+‡	Form of PRSU Award Terms (Previously filed as Exhibit 10.1 to Form 8-K filed on November 14, 2013)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

+	These exhibits were previously filed with the Commission as indicated and are incorporated herein by reference.
‡	Identifies management contract or compensatory plans or arrangements required to be filed as an exhibit.
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