Form 10-Q
period 2014-03-29
COHERENT INC
filed 2014-05-06
CIK 21510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ___________________________________________________
FORM 10-Q
 ___________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 29, 2014
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

The number of shares outstanding of registrant’s common stock, par value $.01 per share, on May 5, 2014 was 24,933,997.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Net sales	$199,222	$200,058	$392,778	$383,260
Cost of sales	118,557	123,727	234,567	229,294
Gross profit	80,665	76,331	158,211	153,966
Operating expenses:
Research and development	20,413	20,146	41,350	39,447
Selling, general and administrative	39,296	37,346	79,187	74,328
Amortization of intangible assets	916	1,942	1,850	2,796
Total operating expenses	60,625	59,434	122,387	116,571
Income from operations	20,040	16,897	35,824	37,395
Other income (expense):
Interest and dividend income	58	63	117	113
Interest expense	(8)	(11)	(31)	(23)
Other—net	990	1,243	734	(232)
Total other income (expense), net	1,040	1,295	820	(142)
Income before income taxes	21,080	18,192	36,644	37,253
Provision for income taxes	5,773	3,190	9,634	8,098
Net income	$15,307	$15,002	$27,010	$29,155

Net income per share:
Basic	$0.62	$0.62	$1.10	$1.22
Diluted	$0.61	$0.61	$1.08	$1.20

Shares used in computation:
Basic	24,782	24,085	24,662	23,928
Diluted	25,044	24,475	24,980	24,348

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013

Net income	$15,307	$15,002	$27,010	$29,155
Other comprehensive income (loss): (1)
Translation adjustment (2)	2,867	(11,228)	4,015	(7,108)
Changes in unrealized gains (losses) on available-for-sale securities, net of taxes	(6)	(8)	(17)	(7)
Other comprehensive income (loss), net of tax	2,861	(11,236)	3,998	(7,115)
Comprehensive income	$18,168	$3,766	$31,008	$22,040

(1)	Reclassification adjustments were not significant during the three and six months ended March 29, 2014 and March 30, 2013.

(2)
Tax expense of $153 and $1,339 was provided on translation adjustments during the three and six months ended March 29, 2014, respectively. Tax expense of $37 and $18 was provided on translation adjustments during the three and six months ended March 30, 2013, respectively.  Tax expense (benefit) on changes in unrealized gains (losses) on available-for-sale securities was insignificant.

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except par value)

	March 29, 2014	September 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$140,251	$110,444
Short-term investments	143,217	139,666
Accounts receivable—net of allowances of $1,522 and $1,386, respectively	137,470	136,759
Inventories	176,462	168,067
Prepaid expenses and other assets	52,556	52,577
Deferred tax assets	22,280	21,713
Total current assets	672,236	629,226
Property and equipment, net	114,146	114,333
Goodwill	115,354	113,408
Intangible assets, net	38,698	42,971
Other assets	68,280	66,540
Total assets	$1,008,714	$966,478

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$—	$2
Accounts payable	33,708	36,565
Income taxes payable	11,977	24,695
Other current liabilities	99,841	84,566
Total current liabilities	145,526	145,828
Long-term obligations		—
Other long-term liabilities	64,702	62,132
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, par value $.01 per share:
Authorized—500,000 shares
Outstanding—24,870 shares and 24,464 shares, respectively	248	244
Additional paid-in capital	171,209	162,253
Accumulated other comprehensive income	58,448	54,450
Retained earnings	568,581	541,571
Total stockholders’ equity	798,486	758,518
Total liabilities and stockholders’ equity	$1,008,714	$966,478

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended
	March 29, 2014	March 30, 2013
Cash flows from operating activities:
Net income	$27,010	$29,155
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,524	12,787
Amortization of intangible assets	4,879	4,589
Deferred income taxes	(2,078)	(2,700)
Stock-based compensation	9,540	9,636
Other non-cash (income) expense	(22)	300
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(1,574)	5,913
Inventories	(7,142)	1,083
Prepaid expenses and other assets	(8,139)	(10,218)
Other assets	(2,067)	938
Accounts payable	(2,070)	9,997
Income taxes payable/receivable	(4,474)	(97)
Other current liabilities	14,330	8,993
Other long-term liabilities	2,701	48
Net cash provided by operating activities	44,418	70,424

Cash flows from investing activities:
Purchases of property and equipment	(13,995)	(10,492)
Proceeds from dispositions of property and equipment	500	94
Purchases of available-for-sale securities	(89,900)	(116,887)
Proceeds from sales and maturities of available-for-sale securities	86,346	163,405
Acquisition of businesses, net of cash acquired	—	(67,289)
Net cash used in investing activities	(17,049)	(31,169)

Cash flows from financing activities:
Short-term borrowings	36,768	3,199
Repayments of short-term borrowings	(36,768)	(3,199)
Capital lease repayments	(2)	(8)
Issuance of common stock under employee stock option and purchase plans	7,038	12,306
Cash dividend paid on common stock	—	(24,040)
Net settlement of restricted common stock	(7,689)	(4,046)
Net cash used in financing activities	(653)	(15,788)
Effect of exchange rate changes on cash and cash equivalents	3,091	2,376
Net increase in cash and cash equivalents	29,807	25,843
Cash and cash equivalents, beginning of period	110,444	67,761
Cash and cash equivalents, end of period	$140,251	$93,604

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

In-process research and development (“IPR&D”) consists of two projects that have not yet reached technological feasibility. Acquired IPR&D assets are initially recognized at fair value and are classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. The value assigned to IPR&D was determined by considering the value of the products under development to the overall development plan, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. During the development period, these assets will not be amortized as charges to earnings; instead these assets will be subject to periodic impairment testing. Upon successful completion of the development process for the acquired IPR&D projects, the assets would then be considered finite-lived intangible assets and amortization of the assets will commence. None of the projects have been completed as of March 29, 2014.

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

IPR&D consists of two projects that have not yet reached technological feasibility. The projects have not been completed as of March 29, 2014.

We expensed $0.2 million of acquisition-related costs as selling, general and administrative expenses in our consolidated statements of operations in fiscal 2013.

4.     FAIR VALUES

We measure our cash equivalents and marketable securities at fair value. The fair values of our financial assets and liabilities are determined using quoted market prices of identical assets or quoted market prices of similar assets from active markets. Level 1 valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 valuations are obtained from quoted market prices in active markets involving similar assets; these instruments, which mature within two years and are issued by counterparties with high credit ratings, include U.S. Treasury and international government obligations, investment-grade corporate bonds, certificates of deposit and commercial paper. Level 3 valuations would be based on unobservable inputs to a valuation model and include our own data about assumptions market participants would use in pricing the asset or liability based on the best information available under the circumstances. As of March 29, 2014 and September 28, 2013, we did not have any assets or liabilities valued based on Level 3 valuations.

Financial assets and liabilities measured at fair value as of March 29, 2014 and September 28, 2013 are summarized below (in thousands):

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	March 29, 2014		September 28, 2013
	(Level 1)	(Level 2)	(Level 1)	(Level 2)
Money market fund deposits(1)	$11,473	$—	$12,468	$—
Commercial paper(2)(6)	—	10,993	—	9,995
Certificates of deposit(1)	—	70,193	—	28,447
U.S. and international government obligations(3)(6)	—	110,929	—	109,263
Corporate notes and obligations(3)(6)	—	23,294	—	20,408
Foreign currency contracts(4)(7)	—	324	—	746
Mutual funds — Deferred comp and supplemental plan(5)(8)	13,952	—	13,419	—
 ___________________________________________________

(1)	Included in cash and cash equivalents on the Condensed Consolidated Balance Sheet. The carrying amounts approximate fair value due to the short-term maturities of the cash equivalents.

(2)	March 29, 2014: Includes $1,999 recorded in cash and cash equivalents and $8,994 recorded in short-term investments on the Condensed Consolidated Balance Sheet.
September 28, 2013: Included in short-term investments on the Condensed Consolidated Balance Sheet.

(3)	Included in short-term investments on the Condensed Consolidated Balance Sheet.

(4)	March 29, 2014: Includes $346 recorded in prepaid expenses and other assets and $22 recorded in other current liabilities on the Condensed Consolidated Balance Sheet (see Note 5).

September 28, 2013: Includes $1,270 recorded in prepaid expenses and other assets and $524 recorded in other current liabilities on the Condensed Consolidated Balance Sheet (see Note 5).

(5)          March 29, 2014: Includes $1,410 recorded in prepaid expenses and other assets and $12,542 recorded in other assets on the Condensed Consolidated Balance Sheet.

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

(8)
The fair value of mutual funds is determined based on quoted market prices. Securities traded on a national exchange are stated at the last reported sales price on the day of valuation; other securities traded in over-the-counter markets and listed securities for which no sale was reported on that date are stated as the last quoted bid price.

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

For derivative instruments that are not designated as hedging instruments, gains and losses are recognized in other income (expense).

The outstanding notional contract and fair value amounts of hedge contracts, with maximum maturity of three months, are as follows (in thousands):

	U.S. Notional Contract Value		U.S. Notional Fair Value
	March 29, 2014	September 28, 2013	March 29, 2014	September 28, 2013
Euro currency hedge contracts
Purchase	$28,902	$46,248	$28,994	$47,299

Japanese YEN currency hedge contracts
Purchase	$—	$5,211	$—	$5,307
Sell	$(22,232)	$(11,860)	$(22,169)	$(11,753)

Korean Won currency hedge contracts
Sell	$(15,377)	$(17,345)	$(15,397)	$(17,545)

Chinese RMB currency hedge contracts
Sell	$(11,544)	$(11,524)	$(11,374)	$(11,793)

Other foreign currency hedge contracts
Purchase	$3,220	$1,466	$3,233	$1,481
Sell	$(3,046)	$(2,512)	$(3,042)	$(2,568)

The fair value of our derivative instruments are included in prepaid expenses and other assets and in other current liabilities in our Condensed Consolidated Balance Sheets; such amounts were not material as of March 29, 2014 and September 28, 2013.

The amount of non-designated derivative instruments’ gain (loss) in the Condensed Consolidated Statements of Operations included in other income (expense) for the three and six months ended March 29, 2014 and March 30, 2013 is as follows (in thousands):

	Amount of Gain or (Loss) Recognized in Income on Derivatives
	Three Months Ended	Six Months Ended
	March 29, 2014	March 29, 2014
Derivatives not designated as hedging instruments
Foreign exchange contracts	$197	$159

	Amount of Gain or (Loss) Recognized in Income on Derivatives
	Three Months Ended	Six Months Ended
	March 30, 2013	March 30, 2013
Derivatives not designated as hedging instruments
Foreign exchange contracts	$853	$1,138

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

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	March 29, 2014
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$140,251	$—	$—	$140,251

Short-term investments:
Available-for-sale securities:
Commercial paper	$8,994	$—	$—	$8,994
U.S. Treasury and agency obligations	105,375	522	(2)	105,895
International government obligations	5,008	28	(2)	5,034
Corporate notes and obligations	23,276	42	(24)	23,294
Total short-term investments	$142,653	$592	$(28)	$143,217

	September 28, 2013
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$110,444	$—	$—	$110,444

Short-term investments:
Available-for-sale securities:
Commercial paper	$9,995	$—	$—	$9,995
U.S. Treasury and agency obligations	103,694	507	(1)	104,200
International government obligations	5,040	28	(5)	5,063
Corporate notes and obligations	20,352	66	(10)	20,408
Total short-term investments	$139,081	$601	$(16)	$139,666

None of the unrealized losses as of March 29, 2014 or September 28, 2013 were considered to be other-than-temporary impairments.

The amortized cost and estimated fair value of available-for-sale investments in debt securities as of March 29, 2014 and September 28, 2013 classified as short-term investments on our condensed consolidated balance sheet were as follows (in thousands):

	March 29, 2014		September 28, 2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Investments in available-for-sale debt securities due in less than one year	$127,481	$128,047	$139,081	$139,666
Investments in available-for-sale debt securities due in one to five years	$15,172	$15,170	$—	$—

During the three and six months ended March 29, 2014, we received proceeds totaling $7.0 million and $14.1 million, respectively, from the sale of available-for-sale securities and realized gross gains of less than $0.1 million and $0.1 million, respectively. During the three and six months ended March 30, 2013, we received proceeds totaling $9.1 million and $65.7 million, respectively, from the sale of available-for-sale securities and realized gross gains of less than $0.1 million and $0.1 million, respectively.

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

During the six months ended March 29, 2014, we noted no indications of impairment or triggering events to cause us to review goodwill for potential impairment. We will conduct our annual goodwill testing during the fourth fiscal quarter.

The changes in the carrying amount of goodwill by segment for the period from September 28, 2013 to March 29, 2014 are as follows (in thousands):

	Specialty Lasers and Systems	Commercial Lasers and Components	Total
Balance as of September 28, 2013	$107,045	$6,363	$113,408
Translation adjustments and other	1,946	—	1,946
Balance as of March 29, 2014	$108,991	$6,363	$115,354

Components of our amortizable intangible assets are as follows (in thousands):

	March 29, 2014			September 28, 2013
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Existing technology	$82,914	$(55,654)	$27,260	$82,220	$(51,570)	$30,650
Customer lists	17,525	(8,541)	8,984	17,341	(7,465)	9,876
Trade name	455	(342)	113	710	(576)	134
Non-compete agreement	60	(54)	6	570	(558)	12
In-process research & development	2,335	—	2,335	2,299	—	2,299
Total	$103,289	$(64,591)	$38,698	$103,140	$(60,169)	$42,971

     ** For accounting purposes, when an intangible asset is fully amortized, it is removed from the disclosure schedule.

Amortization expense for intangible assets for the six months ended March 29, 2014 and March 30, 2013 was $4.9 million and $4.6 million, respectively, which includes $3.8 million and $2.8 million, respectively, for amortization of existing technology and production know-how.

At March 29, 2014, estimated amortization expense for the remainder of fiscal 2014, the next five succeeding fiscal years and all fiscal years thereafter are as follows (in thousands):

Estimated Amortization Expense
2014 (remainder)	$4,616
2015	9,443
2016	9,059
2017	7,971
2018	4,680
2019	2,571
Thereafter	358
Total	$38,698

8.     BALANCE SHEET DETAILS

Inventories consist of the following (in thousands):

	March 29, 2014	September 28, 2013
Purchased parts and assemblies	$52,458	$50,275
Work-in-process	65,533	60,089
Finished goods	58,471	57,703
Total inventories	$176,462	$168,067

Prepaid expenses and other assets consist of the following (in thousands):

	March 29, 2014	September 28, 2013
Prepaid and refundable income taxes	$15,786	$23,939
Other taxes receivable	23,290	16,225
Prepaid expenses and other	13,480	12,413
Total prepaid expenses and other assets	$52,556	$52,577

Other assets consist of the following (in thousands):

	March 29, 2014	September 28, 2013
Assets related to deferred compensation arrangements	$25,177	$23,446
Deferred tax assets	37,385	37,637
Other assets	5,718	5,457
Total other assets	$68,280	$66,540

Other current liabilities consist of the following (in thousands):

	March 29, 2014	September 28, 2013
Accrued payroll and benefits	$31,627	$29,723
Deferred income	16,452	16,994
Reserve for warranty	17,981	18,508
Accrued expenses and other	10,160	11,552
Other taxes payable	20,688	6,147
Customer deposits	2,933	1,642
Total other current liabilities	$99,841	$84,566

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

Components of the reserve for warranty costs during the first six months of fiscal 2014 and 2013 were as follows (in thousands):

	Six Months Ended
	March 29, 2014	March 30, 2013
Beginning balance	$18,508	$17,442
Additions related to current period sales	12,434	11,198
Warranty costs incurred in the current period	(12,713)	(12,991)
Accruals resulting from acquisitions	—	1,735
Adjustments to accruals related to foreign exchange and other	(248)	(107)
Ending balance	$17,981	$17,277

Other long-term liabilities consist of the following (in thousands):

	March 29, 2014	September 28, 2013
Long-term taxes payable	$15,659	$15,715
Deferred compensation	26,369	24,723
Deferred tax liabilities	10,658	10,487
Deferred income	3,236	2,734
Asset retirement obligations liability	2,266	2,247
Other long-term liabilities	6,514	6,226
Total other long-term liabilities	$64,702	$62,132

9.     SHORT-TERM BORROWINGS

We have several lines of credit which allow us to borrow in the applicable local currency. We have a total of $14.6 million of unsecured foreign lines of credit as of March 29, 2014.  At March 29, 2014, we had used $3.5 million of these available foreign lines of credit as guarantees. These credit facilities were used in Europe and Japan during the second fiscal quarter of 2014.  In addition, our domestic line of credit consists of a $50.0 million unsecured revolving credit account with Union Bank of California. The agreement will expire on May 31, 2014. The line of credit is subject to covenants related to financial ratios and tangible net worth with which we are currently in compliance.  No amounts have been drawn upon our domestic line of credit as of March 29, 2014.

10.  STOCK-BASED COMPENSATION

Fair Value of Stock Compensation

We recognize compensation expense for all share based payment awards based on the fair value of such awards. The expense is recognized on a straight-line basis over the respective requisite service period of the awards.

Determining Fair Value

The fair values of shares purchased under the Employee Stock Purchase Plan (“ESPP”) for the three and six months ended March 29, 2014 and March 30, 2013, respectively, were estimated using the following weighted-average assumptions:

	Employee Stock Purchase Plan
	Three Months Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Expected life in years	0.5	0.5	0.5	0.5
Expected volatility	22.8%	34.2%	23.7%	34.5%
Risk-free interest rate	0.1%	0.2%	0.1%	0.2%
Expected dividend yield	—%	1.0%	—%	1.0%
Weighted average fair value per share	$13.89	$10.30	$13.69	$10.44

There were no stock options granted during the three and six months ended March 29, 2014 and March 30, 2013.

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

We grant market-based performance restricted stock unit award grants to officers and certain employees. The performance stock unit agreements provide for the award of performance stock units with each unit representing the right to receive one share of our common stock to be issued after the applicable award period. The final number of units awarded, for this grant will be determined as of the vesting dates, based upon our total shareholder return over the performance period compared to the Russell 2000 Index and could range from a minimum of no units to a maximum of twice the initial award. The weighted average fair value for these performance units was determined using a Monte Carlo simulation model incorporating the following weighted average assumptions:

	Six Months Ended
	March 29, 2014	March 30, 2013
Risk-free interest rate	0.62%	0.33%
Volatility	36.9%	37.9%
Weighted average fair value	$77.10	$48.48

We recognize the estimated cost of these awards, as determined under the simulation model, over the related service period, with no adjustment in future periods based upon the actual shareholder return over the performance period.

Stock-Based Compensation Expense

The following table shows total stock-based compensation expense and related tax benefits included in the condensed consolidated statements of operations for the three and six months ended March 29, 2014 and March 30, 2013 (in thousands):

	Three Months Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Cost of sales	$648	$594	$1,186	$1,029
Research and development	500	467	1,022	943
Selling, general and administrative	3,524	3,581	7,332	7,664
Income tax benefit	(1,326)	(1,145)	(2,665)	(2,628)
	$3,346	$3,497	$6,875	$7,008

During the three and six months ended March 29, 2014, $0.6 million and $1.3 million was capitalized into inventory for all stock plans, $0.6 million and $1.2 million was amortized to cost of sales and $0.7 million remained in inventory at March 29, 2014. During the three and six months ended March 30, 2013, $0.6 million and $1.2 million was capitalized into inventory for all stock plans, $0.6 million and $1.0 million was amortized to cost of sales and $0.7 million remained in inventory at March 30, 2013.  Management has made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

At March 29, 2014, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock plans but not yet recognized was approximately $25.4 million, net of estimated forfeitures of $1.0 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 1.6 years and will be adjusted for subsequent changes in estimated forfeitures.

At March 29, 2014, total compensation cost related to options to purchase common shares under the ESPP but not yet vested was approximately $0.1 million, which will be recognized over the six month offering period.

The stock option exercise tax benefits reported in the statement of cash flows results from the excess tax benefits arising from tax deductions in excess of the stock-based compensation cost recognized, determined on a grant-by-grant basis. During the first six months of fiscal 2014 and fiscal 2013, we have not generated any excess tax benefits as cash flows from financing activities.

Stock Options & Awards Activity

The following is a summary of option activity for our Stock Option Plans (in thousands, except per share amounts and weighted average remaining contractual term in years):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at September 28, 2013	270	$26.90
Granted	—	—
Exercised	(153)	25.47
Forfeitures	—	—
Expirations	—	—
Outstanding at March 29, 2014	117	$28.75	4.1 years	$4,155
Vested and expected to vest at March 29, 2014	117	$28.75	4.1 years	$4,155
Exercisable at March 29, 2014	109	$27.58	3.9 years	$3,999

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the quoted price of our common stock at the end of the reporting period.  The aggregate intrinsic value of options exercised under the Company’s stock plans for the three and six months ended March 29, 2014 were $0.4 million and

$6.2 million, respectively, determined as of the date of option exercise. The aggregate intrinsic value of options exercised under the Company’s stock plans for the three and six months ended March 30, 2013 were $6.9 million and $8.1 million, respectively, determined as of the date of option exercise.

The following table summarizes the activity of our time based and market- performance based restricted stock units for the first six months of fiscal 2014 (in thousands, except per share amounts):

	Time Based Restricted Stock Units		Market-Based Performance Restricted Stock Units
	Number of Shares(1)	Weighted Average Grant Date Fair Value	Number of Shares(2)	Weighted Average Grant Date Fair Value
Nonvested stock units at September 28, 2013	453	$48.22	213	$54.63
Granted	226	65.80	52	77.10
Vested	(268)	47.71	(32)	43.25
Forfeited	—	—	(1)	44.98
Nonvested stock at March 29, 2014	411	$58.21	232	$61.29

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

12.       ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (net of tax) at March 29, 2014 and September 28, 2013 are substantially comprised of accumulated translation adjustments of $58.5 million and $54.4 million, respectively.

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

The following table presents information necessary to calculate basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Weighted average shares outstanding —basic	24,782	24,085	24,662	23,928
Dilutive effect of employee stock awards	262	390	318	420
Weighted average shares outstanding—diluted	25,044	24,475	24,980	24,348

Net income	$15,307	$15,002	$27,010	$29,155

Net income per basic share	$0.62	$0.62	$1.10	$1.22
Net income per diluted share	$0.61	$0.61	$1.08	$1.20

A total of zero and 40,738 potentially dilutive securities have been excluded from the diluted share calculation for the three and six months ended March 29, 2014 as their effect was anti-dilutive. A total of zero and 76,877 potentially dilutive securities have been excluded from the diluted share calculation for the three and six months ended March 30, 2013 as their effect was anti-dilutive.

14.  OTHER INCOME (EXPENSE)

Other income (expense) is as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Foreign exchange gain (loss)	$(388)	$41	$(2,512)	$(1,728)
Gain on deferred compensation investments, net	1,291	983	3,167	1,277
Other—net	87	219	79	219
Other income (expense), net	$990	$1,243	$734	$(232)

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

16.  INCOME TAXES

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to us and our subsidiaries, adjusted for items which are considered discrete to the period. Our estimated effective tax rates for the three and six months ended March 29, 2014 were 27.4% and 26.3%. Our effective tax rates for the three and six months ended March 29, 2014 were lower than the statutory rate of 35% primarily due to permanent differences related to the benefit of income subject to foreign tax rates that are lower than U.S. tax rates including Korea and Singapore tax exemptions and the benefit of foreign tax credits. These amounts are partially offset by deemed dividend inclusions under the Subpart F tax rules, stock compensation not deductible for tax purposes and limitations on the deductibility of compensation under IRC Section 162(m).

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

The following table provides net sales and income (loss) from operations for our operating segments (in thousands):

	Three Months Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Net sales:
Specialty Laser Systems	$143,795	$142,682	$280,618	$274,142
Commercial Lasers and Components	55,427	57,376	112,160	109,118
Total net sales	$199,222	$200,058	$392,778	$383,260

Income (loss) from operations:
Specialty Laser Systems	$31,117	$26,585	$59,749	$56,919
Commercial Lasers and Components	(129)	1,448	177	3,272
Corporate and other	(10,948)	(11,136)	(24,102)	(22,796)
Total income from operations	$20,040	$16,897	$35,824	$37,395

The following table provides a reconciliation of our total income (loss) from operations to net income (in thousands):

	Three Months Ended		Six Months Ended
Reconciliation of Income From Operations to Net Income	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Total income from operations	$20,040	$16,897	$35,824	$37,395
Total other income, net	1,040	1,295	820	(142)
Income before income taxes	21,080	18,192	36,644	37,253
Provision for income taxes	5,773	3,190	9,634	8,098
Net Income	$15,307	$15,002	$27,010	$29,155

Major Customers

We had one customer during the three and six months ended March 29, 2014 who accounted for 11.5% and 12.6% respectively, of consolidated revenue; the customer purchased primarily from our SLS segment. We had one customer during the three and six months ended March 30, 2013 who accounted for 13.1% and 11.7% respectively, of consolidated revenue; the customer purchased primarily from our SLS segment.

We had one customer who accounted for 17.2% of accounts receivable at March 29, 2014. There were two customers who accounted for 15.2% and 11.7%, respectively, of accounts receivable at September 28, 2013.

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

	Three Months Ended
	March 29, 2014	March 30, 2013	Change	% Change
	(Dollars in thousands)

Bookings	$261,837	$201,825	$60,012	29.7%
Book-to-bill ratio	1.31	1.01	0.3	29.7%
Net sales—Specialty Lasers and Systems	$143,795	$142,682	$1,113	0.8%
Net sales—Commercial Lasers and Components	$55,427	$57,376	$(1,949)	(3.4)%
Gross profit as a percentage of net sales— Specialty Lasers and Systems	43.5%	39.9%	3.6%	9.0%
Gross profit as a percentage of net sales—Commercial Lasers and Components	33.9%	34.8%	(0.9)%	(2.6)%
Research and development as a percentage of net sales	10.2%	10.1%	0.1%	1.0%
Income before income taxes	$21,080	$18,192	$2,888	15.9%
Net cash provided by operating activities	$15,742	$23,101	$(7,359)	(31.9)%
Days sales outstanding in receivables	62.1	60.5	1.6	2.6%
Annualized second quarter inventory turns	2.7	3.0	(0.3)	(10.0)%
Capital spending as a percentage of net sales	3.6%	3.3%	0.3%	9.1%
Net income as a percentage of net sales	7.7%	7.5%	0.2%	2.7%
Adjusted EBITDA as a percentage of net sales	17.7%	17.0%	0.7%	4.1%

	Six Months Ended
	March 29, 2014	March 30, 2013	Change	% Change
	(Dollars in thousands)

Bookings	$463,299	$377,798	$85,501	22.6%
Book-to-bill ratio	1.18	0.99	0.19	19.2%
Net sales—Specialty Lasers and Systems	$280,618	$274,142	$6,476	2.4%
Net sales—Commercial Lasers and Components	$112,160	$109,118	$3,042	2.8%
Gross profit as a percentage of net sales— Specialty Lasers and Systems	43.3%	42.3%	1.0%	2.4%
Gross profit as a percentage of net sales—Commercial Lasers and Components	34.0%	36.0%	(2.0)%	(5.6)%
Research and development as a percentage of net sales	10.5%	10.3%	0.2%	1.9%
Income before income taxes	$36,644	$37,253	$(609)	(1.6)%
Net cash provided by operating activities	$44,418	$70,424	$(26,006)	(36.9)%
Capital spending as a percentage of net sales	3.6%	2.7%	0.9%	33.3%
Net income as a percentage of net sales	6.9%	7.6%	(0.7)%	(9.2)%
Adjusted EBITDA as a percentage of net sales	17.0%	17.5%	(0.5)%	(2.9)%

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

Bookings increased 29.7% in the second quarter of fiscal 2014 compared to the same quarter one year ago, led by a significant increase in the microelectronics market. Compared to the first quarter of fiscal 2014, bookings increased 30.0% with a significant increase in the microelectronics market partially offset by decreases in the OEM components and instrumentation, scientific and government programs and materials processing markets. The book-to-bill ratio was 1.31 in the second quarter of fiscal 2014.

 Microelectronics

Microelectronics bookings increased 89% compared to the same quarter one year ago and increased 113% from bookings in the first quarter of fiscal 2014. The book-to-bill ratio for the second quarter of fiscal 2014 was 1.82.

Flat panel display orders in the second quarter of fiscal 2014 increased 222% from orders in the second quarter of fiscal 2013, and increased 238% from orders in the first quarter of fiscal 2014 primarily due to the receipt of a large order from one customer for excimer laser annealing systems for LTPS processing, some of which are expected to ship during the latter half of fiscal 2014 with the majority scheduled for shipment during fiscal 2015. In the beginning of the third quarter of fiscal 2014, we received another round of system orders, with deliveries scheduled to begin in the fourth quarter of fiscal 2014, from a different set of end users to be used in making mobile displays. We expect continued fluctuations in order volumes on a quarterly basis.

Orders in the advanced packaging (API) market decreased 43% from orders in the second quarter of fiscal 2013 but increased 12% from orders in the first quarter of fiscal 2014. We believe the decrease in demand in this market is the result of a capacity overbuild by customers in prior quarters since demand has been slow for lasers serving several applications in this market. We expect that orders will begin to increase in the fourth quarter of fiscal 2014.

Orders from semiconductor capital equipment OEMs decreased 15% from the second quarter of fiscal 2013 and 33% from the first quarter of fiscal 2014 following two quarters of strong orders. Inspection applications for 1X nm nodes have led the demand growth over the past three quarters.

We recently completed application development for sapphire cutting that has led to a sizeable order for pulsed lasers that will begin shipping later in the third quarter of fiscal 2014 and we are scheduled to complete deliveries in the fourth quarter of fiscal 2014.

Materials Processing

Materials processing orders decreased 21% compared to the same quarter one year ago and decreased 5% from the first quarter of fiscal 2014. The book-to-bill ratio for the second quarter of fiscal 2014 was 0.99. The decrease in demand was from a combination of slower growth and tighter inventory controls by customers in China. However, there are positive market indicators including new environmental regulations that are increasing prospects for laser cladding in China by limiting or prohibiting new installations of traditional plating technologies; our Highlight™ direct diode system, used in cladding applications, is qualified with multiple vendors. In addition, volume for our recently released J-Series Diamond™ CO2 lasers is growing and planned expansion of the product line should further enhance the opportunity.

OEM Components and Instrumentation

OEM Components and Instrumentation orders decreased 20% compared to the same quarter one year ago and decreased 30% from the first quarter of fiscal 2014. The book-to-bill ratio for the second quarter of fiscal 2014 was 0.82.

Instrumentation orders decreased 13% compared to the same quarter one year ago and 35% compared to the first quarter of fiscal 2014. Although bioinstrumentation orders were lower following a record-setting performance last quarter, the outlook remains positive due to higher life sciences investment particularly in Asia, market share gains for OBIS™ and planned wavelength and power expansion of our portfolio.

Orders for medical OEM products were 29% lower in the second quarter of fiscal 2014 compared to the same quarter one year ago and 28% lower than orders in the first quarter of fiscal 2014. After strong orders in the first quarter of fiscal 2014, bookings for medical OEM lasers were solid in the second quarter of fiscal 2014, with lasers for cataract treatment, aesthetic procedures and consumables contributing.

Scientific and Government Programs

Scientific and government programs orders decreased 14% compared to the same quarter one year ago and decreased 35% from the first quarter of fiscal 2014. The book-to-bill for the second quarter of fiscal 2014 was 0.80.

The bookings results were in-line with our expectations following very strong orders during the first quarter of fiscal 2014 and the fourth quarter of fiscal 2013. The mix between biological imaging and applied sciences remains unchanged as does the regional mix. We are introducing new products designed and tested to highly accelerated life testing (HALT) and highly accelerated stress screening (HAAS) standards including the Astrella™, a new single-box, ultrafast amplifier that delivers superior performance and reliability, and the Fidelity™ laser system, a new ultrafast, fiber laser system configured for a range of scientific and commercial applications. We expect this laser to be especially attractive for optogenetics research wherein a Fidelity laser could trigger a neural response and a Chameleon™ laser could image the system; such techniques will be used in Europe’s Human Brain Project and the Brain Research through Advancing Innovative Neurotechnologies (BRAIN) program in the U.S.

Net Sales

Net sales include sales of lasers, laser tools, related accessories and service. Net sales for the second fiscal quarter increased 0.8% in our SLS segment from the same quarter one year ago and decreased 3.4% in our CLC segment from the same quarter one year ago. Net sales for the first six months increased 2.4% in our SLS segment from the same period one year ago and increased 2.8% in our CLC segment from the same period one year ago. For a description of the reasons for changes in net sales refer to the “Results of Operations” section of this quarterly report.

Gross Profit as a Percentage of Net Sales

Gross profit as a percentage of net sales (“gross profit percentage”) is calculated as gross profit for the period divided by net sales for the period.  Gross profit percentage in the second quarter increased from 39.9% to 43.5% in our SLS segment and decreased from 34.8% to 33.9% in our CLC segment from the same quarter one year ago. Gross profit percentage in the first six months increased from 42.3% to 43.3% in our SLS segment and decreased from 36.0% to 34.0% in our CLC segment from the same period one year ago. For a description of the reasons for changes in gross profit refer to the “Results of Operations” section of this quarterly report.

Research and Development as a Percentage of Net Sales

Research and development as a percentage of net sales (“R&D percentage”) is calculated as research and development expense for the period divided by net sales for the period.  Management considers R&D percentage to be an important indicator in managing our business as investing in new technologies is a key to future growth.  R&D percentage increased to 10.2% from 10.1% in our second fiscal quarter and increased to 10.5% from 10.3% for the first six months of fiscal 2014 compared to the same period one year ago.  For a description of the reasons for changes in R&D spending refer to the “Results of Operations” section of this quarterly report.

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

Days Sales Outstanding in Receivables

We calculate days sales outstanding (“DSO”) in receivables as net receivables at the end of the period divided by net sales during the period and then multiplied by the number of days in the period, using 90 days for quarters.  DSO in receivables indicates how well we are managing our collection of receivables, with lower DSO in receivables resulting in higher working capital availability.  The more money we have tied up in receivables, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business.  Our DSO in receivables for the second quarter of fiscal 2014 increased 1.6 days from the same quarter one year ago primarily due to unfavorable sales linearity, particularly in Asia, the timing of payments at quarter-end and the unfavorable impact of foreign exchange rates.

Annualized Second Quarter Inventory Turns

We calculate annualized second quarter inventory turns as the cost of sales during the second quarter annualized and divided by net inventories at the end of the second quarter. This indicates how well we are managing our inventory levels, with higher inventory turns resulting in more working capital availability and a higher return on our investments in inventory. The more money we have tied up in inventory, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business. Our annualized inventory turns for the second quarter of fiscal 2014 decreased by 0.3 turns from the same quarter one year ago primarily due to the impact of foreign exchange rates, higher service inventories to support the higher installed base and timing of inventory levels to support the large annealing laser systems orders.

Capital Spending as a Percentage of Net Sales

Capital spending as a percentage of net sales (“capital spending percentage”) is calculated as capital expenditures for the period divided by net sales for the period.  Capital spending percentage indicates the extent to which we are expanding or improving our operations, including investments in technology and equipment.  Management monitors capital spending levels as this assists management in measuring our cash flows, net of capital expenditures. Our capital spending percentage increased to 3.6% from 3.3% for the second quarter and to 3.6% from 2.7% for the first six months of fiscal 2014 compared to the same periods one year ago primarily due to higher purchases of production-related assets to support new product introductions and continued growth in Asia.

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
Below is the reconciliation of our net income as a percentage of net sales to our adjusted EBITDA as a percentage of net sales:

	Three Months Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Net income as a percentage of net sales	7.7%	7.5%	6.9%	7.6%
Income tax expense	2.9%	1.6%	2.4%	2.1%
Interest and other income (expense), net	0.1%	(0.1)%	0.6%	0.5%
Depreciation and amortization	4.7%	5.1%	4.7%	4.5%
Inventory step up	—%	0.6%	—%	0.3%
Stock based compensation	2.3%	2.3%	2.4%	2.5%
Adjusted EBITDA as a percentage of net sales	17.7%	17.0%	17.0%	17.5%

RESULTS OF OPERATIONS

CONSOLIDATED SUMMARY

The following table sets forth, for the periods indicated, the percentage of total net sales represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	59.5%	61.8%	59.7%	59.8%
Gross profit	40.5%	38.2%	40.3%	40.2%
Operating expenses:
Research and development	10.2%	10.1%	10.5%	10.3%
Selling, general and administrative	19.7%	18.7%	20.2%	19.4%
Amortization of intangible assets	0.5%	0.9%	0.5%	0.7%
Total operating expenses	30.4%	29.7%	31.2%	30.4%
Income from operations	10.1%	8.5%	9.1%	9.8%
Other income (net)	0.5%	0.6%	0.2%	(0.1)%
Income before income taxes	10.6%	9.1%	9.3%	9.7%
Provision for income taxes	2.9%	1.6%	2.4%	2.1%
Net income	7.7%	7.5%	6.9%	7.6%

Net income for the second quarter of fiscal 2014 was $15.3 million ($0.61 per diluted share) including $3.3 million of after-tax stock-related compensation expense and $1.8 million amortization of intangible assets. Net income for the second quarter of fiscal 2013 was $15.0 million ($0.61 per diluted share) including $3.5 million of after-tax stock-related compensation expense, $2.8 million amortization of intangible assets, $0.8 million of purchase accounting adjustments related to inventory step up and a benefit of $1.4 million related to the renewal of the federal research and development tax credits for fiscal 2012. Net income for the first six months of fiscal 2014 was $27.0 million ($1.08 per diluted share) including $6.9 million of after-tax stock-related compensation expense and $3.6 million amortization of intangible assets. Net income for the first six months of fiscal 2013 was $29.2 million ($1.20 per diluted share) including $7.0 million of after-tax stock-related compensation expense, $3.6 million amortization of intangible assets, $0.9 million of purchase accounting adjustments related to inventory step up and a benefit of $1.4 million related to the renewal of the federal research and development tax credits for fiscal 2012.

NET SALES

Market Application

The following tables set forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by market application (dollars in thousands):

	Three Months Ended
	March 29, 2014		March 30, 2013
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Microelectronics	$94,506	47.5%	$100,022	50.0%
OEM components and instrumentation	46,036	23.1%	40,482	20.3%
Materials processing	27,554	13.8%	29,068	14.5%
Scientific and government programs	31,126	15.6%	30,486	15.2%
Total	$199,222	100.0%	$200,058	100.0%

	Six Months Ended
	March 29, 2014		March 30, 2013
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Microelectronics	$186,809	47.6%	$189,052	49.3%
OEM components and instrumentation	86,039	21.9%	76,772	20.0%
Materials processing	55,524	14.1%	55,587	14.5%
Scientific and government programs	64,406	16.4%	61,849	16.2%
Total	$392,778	100.0%	$383,260	100.0%

 Quarterly

Net sales for the second quarter of fiscal 2014 decreased by $0.8 million, or 0.4%, compared to the second quarter of fiscal 2013.  Sales decreases in the microelectronics and materials processing markets were partially offset by increases in the OEM components and instrumentation and scientific and government programs markets.

The decrease in the microelectronics market of $5.5 million, or 6%, was primarily due to lower shipments for flat panel display and advanced packaging applications partially offset by higher sales in semiconductor applications. Sales in the materials processing market decreased $1.5 million, or 5%, primarily due to lower shipments for marking and non-metal drilling applications. The increase in the OEM components and instrumentation market of $5.6 million, or 14%, was due primarily to higher shipments for bio-instrumentation and medical applications. Sales in the scientific and government programs market increased $0.6 million, or 2%, primarily due to higher demand for advanced research applications used by university and government research groups.

Year-to-date

Net sales for the first six months of fiscal 2014 increased by $9.5 million, or 2% compared to the first six months of fiscal 2013, led by the OEM components and instrumentation market. The increase includes an increase of $9.1 million due to the acquisitions of Lumera at the end of the first quarter of fiscal 2013 and Innolight during the first quarter of fiscal 2013. Sales increases in the OEM components and instrumentation and scientific and government programs markets were partially offset by decreases in the microelectronics and materials processing markets.

The increase in the OEM components and instrumentation market of $9.3 million, or 12%, was due primarily to higher shipments for medical (including the acquisition of Lumera at the end of the first quarter of fiscal 2013) and bio-instrumentation applications partially offset by lower shipments for military applications. Sales in the scientific and government programs market increased $2.6 million, or 4%, primarily due to higher demand for advanced research applications used by university and government research groups. The decrease in the microelectronics market of $2.2 million, or 1%, was primarily due to lower sales in flat panel display applications partially offset by higher shipments for semiconductor applications. Sales in the material processing market decreased $0.1 million.

Backlog represents orders which we expect to be shipped within 12 months. Orders used to compute backlog are generally cancelable and subject to rescheduling by our customers without substantial penalties. Historically, we have not experienced a significant rate of cancellation or rescheduling outside the 12 month period, though we cannot guarantee that the rate of cancellations or rescheduling will not increase in the future. We continue to have a sizable backlog of orders shippable within 12 months of $308.5 million at March 29, 2014, including a significant concentration in the flat panel display market (38%).

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

The following tables set forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by segment (dollars in thousands):

	Three Months Ended
	March 29, 2014		March 30, 2013
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Specialty Lasers and Systems (SLS)	$143,795	72.2%	$142,682	71.3%
Commercial Lasers and Components (CLC)	55,427	27.8%	57,376	28.7%
Total	$199,222	100.0%	$200,058	100.0%

	Six Months Ended
	March 29, 2014		March 30, 2013
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Specialty Lasers and Systems (SLS)	$280,618	71.4%	$274,142	71.5%
Commercial Lasers and Components (CLC)	112,160	28.6%	109,118	28.5%
Total	$392,778	100.0%	$383,260	100.0%

Quarterly

Net sales for the second quarter of fiscal 2014 decreased by $0.8 million, or 0.4%, compared to the second quarter of fiscal 2013, with decreases of $1.9 million, or 3%, in our CLC segment partially offset by increases of $1.1 million, or 1%, in our SLS segment.

The decrease in our CLC segment sales was primarily due to lower revenue for advanced packaging applications due to market softness partially offset by higher instrumentation and medical application sales. The increase in our SLS segment sales was primarily due to higher shipments for semiconductor and advanced packaging applications partially offset by lower revenue for flat panel display applications due to timing for shipment of large systems.

Year-to-date

Net sales for the first six months of fiscal 2014 increased by $9.5 million, or 2%, compared to the first six months of fiscal 2013, with increases of $6.5 million, or 2%, in our SLS segment and increases of $3.0 million, or 3%, in our CLC segment.

The increase in our SLS segment sales was primarily due to higher shipments for semiconductor, advanced packaging, scientific and medical applications partially offset by lower revenue for flat panel display applications. The increase in our CLC segment sales was primarily due to higher medical and instrumentation application sales partially offset by lower advanced packaging and military application sales.

GROSS PROFIT

Consolidated

Our gross profit rate increased to 40.5% in the second quarter of fiscal 2014 from 38.2% and increased to 40.3% from 40.2% in the first six months of fiscal 2014 compared to the same periods one year ago.

The second quarter increase in the gross profit rate was primarily due to favorable product margins (2.8%) resulting from favorable mix and lower manufacturing costs for products sold into the microelectronics market and favorable production volumes in several business units, net of the unfavorable impact of foreign exchange rates on the European manufacturing sites. These increases were partially offset by higher warranty costs (0.2%) due to more warranty events and higher other costs (0.2%) primarily due to higher inventory provisions net of inventory step up amortization from the acquisition of Lumera recorded in the second quarter of fiscal 2013.

The 0.1% increase in the gross profit rate during the first six months of fiscal 2014 was primarily due to favorable product costs (0.5%) and a favorable mix in the microelectronics market net of the unfavorable impact of foreign exchange rates as well as lower other costs (0.1%) primarily due to inventory step up amortization from the acquisition of Lumera recorded in the first six months of fiscal 2013 net of higher inventory provisions. The favorable costs were partially offset by higher intangibles amortization (0.3%) due to the acquisitions of Lumera at the end of the first quarter of fiscal 2013 and Innolight in the first quarter of fiscal 2013 and higher warranty costs (0.2%) due to increased warranty events.

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

 Specialty Lasers and Systems

The gross profit rate in our SLS segment increased to 43.5% in the second quarter of fiscal 2014 from 39.9% and increased to 43.3% from 42.3% in the first six months of fiscal 2014 compared to the same periods one year ago.

The 3.6% second quarter increase in the gross profit rate was primarily due to favorable product costs (3.0%) resulting from favorable mix and lower manufacturing costs for products sold in the microelectronics market net of the unfavorable impact of foreign exchange rates, lower warranty costs (0.4%) due to fewer warranty events and lower other costs (0.3%) primarily due to inventory step up amortization from the acquisition of Lumera recorded in the second quarter of fiscal 2013 partially offset by higher inventory provisions.

The 1.0% increase in the gross profit rate during the first six months of fiscal 2014 was primarily due to lower other costs (0.7%) primarily due to inventory step up amortization from the acquisition of Lumera recorded in the first six months of fiscal 2013 and lower inventory provisions, lower warranty costs (0.4%) due to fewer warranty events and favorable product costs (0.3%) resulting from favorable mix in the microelectronics market net of the unfavorable impact of foreign exchange rates. The favorable costs were partially offset by higher intangibles amortization (0.4%) due to the acquisitions of Lumera at the end of the first quarter of fiscal 2013 and Innolight in the first quarter of fiscal 2013.

Commercial Lasers and Components

The gross profit rate in our CLC segment decreased to 33.9% in the second quarter of fiscal 2014 from 34.8% and decreased to 34.0% from 36.0% in the first six months of fiscal 2014 compared to the same periods one year ago.

The 0.9% second quarter decrease in the gross profit rate was primarily due to higher warranty costs (1.6%) due to increased warranty events and the impact of a higher installed base on lower quarterly revenues and higher other costs (1.3%) due to higher inventory provisions partially offset by favorable product costs (2.0%) partially offset by an unfavorable product mix in the OEM components and instrumentation market.

The 2.0% decrease in the gross profit rate during the first six months of fiscal 2014 was primarily attributable to higher warranty costs (1.7%) resulting from increased warranty events and higher other costs (1.2%) primarily due to higher inventory provisions partially offset by favorable product costs (0.9%).

OPERATING EXPENSES:

	Three Months Ended
	March 29, 2014		March 30, 2013
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$20,413	10.2%	$20,146	10.1%
Selling, general and administrative	39,296	19.7%	37,346	18.7%
Amortization of intangible assets	916	0.5%	1,942	0.9%
Total operating expenses	$60,625	30.4%	$59,434	29.7%

	Six Months Ended
	March 29, 2014		March 30, 2013
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$41,350	10.5%	$39,447	10.3%
Selling, general and administrative	79,187	20.2%	74,328	19.4%
Amortization of intangible assets	1,850	0.5%	2,796	0.7%
Total operating expenses	$122,387	31.2%	$116,571	30.4%

Research and development

Quarterly

Research and development (“R&D”) expenses increased $0.3 million, or 1%, during the second fiscal quarter ended March 29, 2014 compared to the same quarter one year ago.  The increase was primarily due to the unfavorable impact of foreign exchange rates ($0.2 million) and higher payroll and other spending on projects net of higher customer reimbursements ($0.1 million). On a segment basis as compared to the prior year period, SLS research and development spending increased $0.8 million primarily due to higher project spending net of higher customer reimbursements and the impact of foreign exchange rates. CLC spending decreased $0.6 million primarily due to lower project spending and higher customer reimbursements. Corporate and other spending increased $0.1 million.

Year-to-date

R&D expenses increased $1.9 million, or 4.8%, during the six months ended March 29, 2014 compared to the same period one year ago. The increase for the first six months was primarily due to the acquisition of Lumera at the end of the first quarter of fiscal 2013 ($0.6 million), higher payroll and other spending on projects net of higher customer reimbursements ($0.5 million), the unfavorable impact of foreign exchange rates ($0.5 million) and $0.3 million higher charges for increases in deferred compensation plan liabilities with the related income for increases in deferred compensation plan assets recorded in other income (expense). On a segment basis as compared to the prior year period, SLS research and development spending increased $1.3 million primarily due to the acquisition of Lumera, higher project spending net of higher customer reimbursements and the impact of foreign exchange rates. CLC spending increased $0.2 million primarily due to higher project spending net of higher customer reimbursements. Corporate and other spending increased $0.3 million due to higher charges for increases in deferred compensation plan liabilities.

Selling, general and administrative

Quarterly

Selling, general and administrative (“SG&A”) expenses increased $2.0 million or 5%, during the second fiscal quarter ended March 29, 2014 compared to the same quarter one year ago.  The increase was primarily due to higher payroll spending resulting from higher variable compensation, increased salaries and benefits and higher sales commissions ($1.9 million) and higher other net variable spending ($0.1 million). On a segment basis as compared to the prior year period, SLS segment expenses increased $1.2 million primarily due to higher payroll spending. CLC spending increased $1.0 million primarily due to higher payroll spending. Spending for Corporate and other decreased $0.2 million primarily due to lower charges for increases in deferred compensation plan liabilities and lower stock-related compensation expense partially offset by higher payroll spending.

Year-to-date

SG&A expenses increased $4.9 million, or 6.5%, during the six months ended March 29, 2014 compared to the same period one year ago. The increase for the first six months was primarily due to higher payroll spending resulting from higher variable compensation, increased salaries and benefits and higher sales commissions ($2.5 million), $1.0 million higher charges for increases in deferred compensation plan liabilities with the related income for increases in deferred compensation plan assets recorded in other income(expense), the acquisition of Lumera at the end of the first quarter of fiscal 2013 ($0.8 million) and higher other net variable spending ($0.6 million) including higher demo amortization and the unfavorable impact of foreign exchange rates net of lower stock-related compensation expense. On a segment basis as compared to the prior year period, SLS segment expenses increased $2.1 million primarily due to higher payroll spending, the acquisition of Lumera, higher demo amortization and the unfavorable impact of foreign exchange rates. CLC spending increased $1.8 million primarily due to higher payroll spending and higher demo amortization. Spending for Corporate and other increased $0.9 million primarily due to higher charges for increases in deferred compensation plan liabilities and higher payroll spending partially offset by lower stock-related compensation expense.

Amortization of intangible assets

Amortization of intangible assets decreased $1.0 million in the three months ended March 29, 2014 and decreased $0.9 million during the six months ended March 29, 2014 compared to the same periods last year. The decreases were primarily due to the completion of amortization of certain intangibles from the acquisition of Lumera and other prior acquisitions.

OTHER INCOME (EXPENSE) — NET

Other income, net of other expense, decreased $0.3 million and increased $1.0 million during the three and six months ended March 29, 2014, respectively, compared to the same periods one year ago. The second quarter decrease was primarily due to higher net foreign exchange losses ($0.4 million) partially offset by higher gains on our deferred compensation plan assets net of expenses ($0.3 million). The increase for the six months ended March 29, 2014 was primarily due to higher gains on our deferred compensation plan assets net of expenses ($1.9 million) partially offset by higher foreign exchange losses ($0.8 million) due to the significant movement of the Japanese Yen versus the Euro in the last month of the first quarter of fiscal 2014.

On June 8, 2010, we invested $2.0 million in SiOnyx, Inc., a privately-held company.  The investment is included in other assets and is being carried on a cost basis.  Certain events have occurred at SiOnyx subsequent to March 29, 2014 that may indicate our investment is impaired.   We are currently determining if such impairment is temporary or other-than-temporary and any impairment charge would result in a non-cash charge to other income (expense) in our results of operations.

INCOME TAXES

The effective tax rate on income before income taxes for the second quarter of fiscal 2014 of 27.4% and the effective tax rate on income before income taxes for the first six months of fiscal 2014 of 26.3% was lower than the statutory rate of 35.0% primarily due to permanent differences related to the benefit of income subject to foreign tax rates that are lower than U.S. tax rates including Korea and Singapore tax exemptions and the benefit of foreign tax credits. These amounts are partially offset by deemed dividend inclusions under the Subpart F tax rules, stock compensation not deductible for tax purposes and limitations on the deductibility of compensation under IRC Section 162(m).

The effective tax rate on income before income taxes for the second quarter of fiscal 2013 of 17.5% and the effective tax rate of 21.7% for the six months ended March 30, 2013 was lower than the statutory rate of 35.0% primarily due to permanent differences related to the benefit of income subject to foreign tax rates that are lower than U.S. tax rates including Korea and Singapore tax exemptions, the benefit of foreign tax credits, the benefit of the federal research and development tax credits including renewal of the federal research and development tax credits for fiscal 2012 and the benefit of releasing foreign tax reserves accrued under ASC 740-10 and related interest. These amounts are partially offset by deemed dividend inclusions under the Subpart F tax rules, stock compensation not deductible for tax purposes and limitations on the deductibility of compensation under IRC Section 162(m).

LIQUIDITY AND CAPITAL RESOURCES

At March 29, 2014, we had assets classified as cash and cash equivalents, as well as time deposits and fixed income securities classified as short-term investments, in an aggregate amount of $283.5 million, compared to $250.1 million at September 28, 2013. At March 29, 2014, approximately $187.0 million of this cash and securities was held in certain of our foreign subsidiaries, $119.0 million of which was denominated in currencies other than the U.S. dollar. We currently have approximately $186.0 million of cash, including investments in U.S. Treasury securities, held by foreign subsidiaries where we intend to permanently reinvest our accumulated earnings in these entities and our current plans do not demonstrate a need for these funds to support our domestic operations. If, however, a portion of these funds were needed for and distributed to our operations in the United States, we would be subject to additional U.S. income taxes and foreign withholding taxes. The amount of the taxes due would depend on the amount and manner of repatriation, as well as the location from where the funds are repatriated. We actively monitor the third-party depository institutions that hold these assets, primarily focusing on the safety of principal and secondarily maximizing yield on these assets. We diversify our cash and cash equivalents and investments among various financial institutions, money market funds and sovereign debt in order to reduce our exposure should any one of these financial institutions or financial instruments fail or encounter difficulties. To date, we have not experienced any material loss or lack of access to our invested cash, cash equivalents or short-term investments. However, we can provide no assurances that access to our invested cash, cash equivalents or short-term investments will not be impacted by adverse conditions in the financial markets.

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

	Six Months Ended
	March 29, 2014	March 30, 2013
	(in thousands)
Net cash provided by operating activities	$44,418	$70,424
Sales of shares under employee stock plans	7,038	12,306
Cash dividend paid on common stock	—	(24,040)
Capital expenditures	(13,995)	(10,492)
Acquisition of businesses, net of cash acquired	—	(67,289)

Net cash provided by operating activities decreased by $26.0 million for the first six months of fiscal 2014 compared to the same period one year ago. The decrease in cash provided by operating activities was primarily due to lower cash flows from the timing of accounts payable, inventory purchases and collections of accounts receivable as well as higher tax payments. We believe that our existing cash, cash equivalents and short term investments combined with cash to be provided by operating activities will be adequate to cover our working capital needs and planned capital expenditures for at least the next 12 months to the extent such items are known or are reasonably determinable based on current business and market conditions. However, we may elect to finance certain of our capital expenditure requirements through borrowings under our bank credit facilities or other sources of capital. We continue to follow our strategy to further strengthen our financial position by using available cash flow to fund operations.

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

Additional sources of cash available to us were domestic and international currency lines of credit and bank credit facilities totaling $64.6 million as of March 29, 2014, of which $61.1 million was unused and available. These unsecured credit facilities were used in Europe and Japan during the first six months of fiscal 2014. Our domestic line of credit consists of a $50 million unsecured revolving credit account with Union Bank of California, which expires on May 31, 2014 and is subject to covenants related to financial ratios and tangible net worth. No amounts have been drawn upon our domestic line of credit and $3.5 million of the international currency lines has been used as guarantees as of March 29, 2014.

Our ratio of current assets to current liabilities was 4.6:1 at March 29, 2014 compared to 4.3:1 at September 28, 2013. The increase in our ratio is primarily due to increases in cash and short-term investments and inventories. Our cash and cash equivalents, short-term investments, working capital and debt obligations are as follows:

	March 29, 2014	September 28, 2013
	(in thousands)
Cash and cash equivalents	$140,251	$110,444
Short-term investments	143,217	139,666
Working capital	526,710	483,398
Total debt obligations	—	2

Contractual Obligations and Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Regulation S-K of the Securities Act of 1933. Information regarding our long-term debt payments, operating lease payments, asset retirement obligations, purchase commitments with suppliers and purchase obligations is provided in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended September 28, 2013. There have been no material changes in contractual obligations outside of the ordinary course of business since September 28, 2013. Information regarding our other financial commitments at March 29, 2014 is provided in the notes to the condensed consolidated financial statements in this filing.

Changes in Financial Condition

Cash provided by operating activities during the first six months of fiscal 2014 was $44.4 million, which included net income of $27.0 million, depreciation and amortization of $18.4 million and stock-based compensation expense of $9.5 million partially offset by cash used by operating assets and liabilities of $8.4 million and net increases in deferred taxes of $2.1 million. Cash provided by operating activities during the first six months of fiscal 2013 was $70.4 million, which included net income of $29.2 million, depreciation and amortization of $17.4 million, cash provided by operating assets and liabilities of $16.7 million, stock-based compensation expense of $9.6 million and $0.2 million other partially offset by net increases in deferred taxes of $2.7 million.

Cash used in investing activities during the first six months of fiscal 2014 was $17.0 million, which included $13.5 million net used to acquire property and equipment and improve buildings and $3.5 million net purchases of available-for-sale securities. Cash used in investing activities during the first six months of fiscal 2013 was $31.2 million, which included $67.3 million used to acquire Lumera and Innolight and $10.4 million used to acquire property and equipment and improve buildings partially offset by $46.5 million net sales of available-for-sale securities.

Cash used by financing activities during the first six months of fiscal 2014 was $0.7 million, which included $7.7 million net payments for stock-based award activities partially offset by $7.0 million generated from our employee stock option and stock purchase plans. Cash used by financing activities during the first six months of fiscal 2013 was $15.8 million, which included a $24.0 million cash dividend on our common stock and $4.1 million net payments for stock-based award activities partially offset by $12.3 million generated from our employee stock option and stock purchase plans.

Changes in exchange rates during the first six months of fiscal 2014 increased our cash balances by $3.1 million. Changes in exchange rates during the first six months of fiscal 2013 increased our cash balances by $2.4 million.

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

Interest rate sensitivity

A portion of our investment portfolio is composed of fixed income securities. These securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately (whether due to changes in overall market rates or credit worthiness of the issuers of our individual securities) and uniformly by 10% from levels at March 29, 2014, the fair value of the portfolio, based on quoted market prices in active markets involving similar assets, would decline by an immaterial amount due to their short-term maturities. We have the ability to generally hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. If necessary, we may sell short-term investments prior to maturity to meet our liquidity needs.

At March 29, 2014, the fair value of our available-for-sale debt securities was $143.2 million, all of which were classified as short-term investments.  Gross unrealized gains and losses on available-for-sale debt securities were $592,000 and $(28,000), respectively, at March 29, 2014.

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

At March 29, 2014, approximately $187.0 million of our cash, cash equivalents and short-term investments were held outside the U.S. in certain of our foreign operations, $119.0 million of which was denominated in currencies other than the U.S. dollar.

A hypothetical 10% change in foreign currency rates on our forward contracts would not have a material impact on our results of operations, cash flows or financial position.

The following table provides information about our foreign exchange forward contracts at March 29, 2014. The table presents the weighted average contractual foreign currency exchange rates, the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date and fair value. The U.S. notional fair value represents the contracted amount valued at March 29, 2014 rates.

Forward contracts to sell (buy) foreign currencies for U.S. dollars (in thousands, except contract rates):

	Average Contract Rate	U.S. Notional Contract Value	U.S. Notional Fair Value
For US Dollars:
Euro	1.3716	$(28,902)	$(28,994)
Japanese Yen	102.3395	$9,430	$9,425
Canadian Dollar	1.1102	$502	$504
British Pound	1.6675	$2,544	$2,538
Korean Won	1,071.2247	$15,377	$15,397
Chinese Renminbi	6.1354	$11,544	$11,374
Singapore Dollar	1.2653	$(3,220)	$(3,233)

For Euros:
Japanese Yen	101.9220	$12,802	$12,744

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of March 29, 2014 (“Evaluation Date”).  The controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 29, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Additionally, as our backlog includes higher average selling price flat panel display systems, any delays or cancellation of shipments could result in significant quarterly fluctuation in our financial statements and could have a material adverse effect on our financial results.

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

For the three and six months ended March 29, 2014, 76% and 75% of our net sales were derived from customers outside of the United States. For fiscal 2013, fiscal 2012 and fiscal 2011, 77%, 76%, and 74%, respectively, of our net sales were derived from customers outside of the United States. We anticipate that foreign sales, particularly in Asia, will continue to account for a significant portion of our net sales in the foreseeable future.

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

For the three and six months ended March 29, 2014, our research and development costs were $20.4 million (10.2% of net sales) and $41.4 million (10.5% of net sales). For our fiscal years 2013, 2012 and 2011, our research and development costs were $82.8 million (10.2% of net sales), $78.3 million (10.2% of net sales), and $81.2 million (10.1% of net sales), respectively. We cannot assure you that our expenditures for research and development will result in the introduction of new products or, if such products are introduced, that those products will achieve sufficient market acceptance or to generate sales to offset the costs of development. Our failure to address rapid technological changes in our markets could adversely affect our business and results of operations.

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

Coherent, Inc.
(Registrant)

Date:	May 6, 2014	/s/:	JOHN R. AMBROSEO
John R. Ambroseo
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 6, 2014	/s/:	HELENE SIMONET
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