Form 10-Q
period 2014-06-28
COHERENT INC
filed 2014-08-05
CIK 21510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ___________________________________________________
FORM 10-Q
 ___________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 28, 2014
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

The number of shares outstanding of registrant’s common stock, par value $.01 per share, on August 1, 2014 was 24,942,555.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net sales	$196,517	$213,725	$589,295	$596,985
Cost of sales	122,256	130,461	356,823	359,755
Gross profit	74,261	83,264	232,472	237,230
Operating expenses:
Research and development	19,046	21,782	60,396	61,229
Selling, general and administrative	37,226	38,748	116,413	113,076
Amortization of intangible assets	841	1,290	2,691	4,086
Total operating expenses	57,113	61,820	179,500	178,391
Income from operations	17,148	21,444	52,972	58,839
Other income (expense):
Interest and dividend income	201	48	318	161
Interest expense	(9)	(37)	(40)	(60)
Other—net	(415)	(964)	319	(1,196)
Total other income (expense), net	(223)	(953)	597	(1,095)
Income before income taxes	16,925	20,491	53,569	57,744
Provision for income taxes	3,926	3,806	13,560	11,904
Net income	$12,999	$16,685	$40,009	$45,840

Net income per share:
Basic	$0.52	$0.69	$1.62	$1.91
Diluted	$0.52	$0.68	$1.60	$1.87

Shares used in computation:
Basic	24,837	24,310	24,720	24,055
Diluted	25,115	24,690	25,025	24,462

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013

Net income	$12,999	$16,685	$40,009	$45,840
Other comprehensive income (loss) (1):
Translation adjustment (2)	(800)	7,558	3,215	450
Net gain (loss) on derivative instruments, net of taxes (3)	(157)	—	(157)	—
Changes in unrealized gains (losses) on available-for-sale securities, net of taxes (4)	25	(14)	8	(21)
Other comprehensive income (loss), net of tax	(932)	7,544	3,066	429
Comprehensive income	$12,067	$24,229	$43,075	$46,269

(1)	Reclassification adjustments were not significant during the three and nine months ended June 28, 2014 and June 29, 2013.

(2)
Tax expense (benefit) of $118 and $1,457 was provided on translation adjustments during the three and nine months ended June 28, 2014, respectively. Tax expense (benefit) of $(226) and $(1,365) was provided on translation adjustments during the three and nine months ended June 29, 2013, respectively.

(3)	Tax expense (benefit) of $(91) was provided on net gain (loss) on derivative instruments during the three and nine months ended June 28, 2014.

(4)	Tax expense (benefit) on changes in unrealized gains (losses) on available-for-sale securities was insignificant.

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except par value data)

	June 28, 2014	September 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$149,568	$110,444
Short-term investments	153,692	139,666
Accounts receivable—net of allowances of $1,439 and $1,386, respectively	130,833	136,759
Inventories	179,767	168,067
Prepaid expenses and other assets	67,644	52,577
Deferred tax assets	23,333	21,713
Total current assets	704,837	629,226
Property and equipment, net	112,530	114,333
Goodwill	114,779	113,408
Intangible assets, net	36,041	42,971
Other assets	68,986	66,540
Total assets	$1,037,173	$966,478

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term borrowings and current portion of long-term obligations	$836	$2
Accounts payable	32,691	36,565
Income taxes payable	13,900	24,695
Other current liabilities	105,330	84,566
Total current liabilities	152,757	145,828
Other long-term liabilities	65,900	62,132
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, Authorized—500,000 shares, par value $.01 per share:
Outstanding—24,942 shares and 24,464 shares, respectively	248	244
Additional paid-in capital	179,172	162,253
Accumulated other comprehensive income	57,516	54,450
Retained earnings	581,580	541,571
Total stockholders’ equity	818,516	758,518
Total liabilities and stockholders’ equity	$1,037,173	$966,478

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended
	June 28, 2014	June 29, 2013
Cash flows from operating activities:
Net income	$40,009	$45,840
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,006	19,386
Amortization of intangible assets	7,281	7,313
Deferred income taxes	(3,115)	(225)
Stock-based compensation	14,207	14,276
Other non-cash (income) expense	(376)	483
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	5,749	(6,981)
Inventories	(10,262)	(76)
Prepaid expenses and other assets	(11,898)	(9,936)
Other assets	(2,714)	(535)
Accounts payable	(3,855)	10,487
Income taxes payable/receivable	(13,808)	(23,800)
Other current liabilities	19,944	8,902
Other long-term liabilities	3,729	1,625
Net cash provided by operating activities	64,897	66,759

Cash flows from investing activities:
Purchases of property and equipment	(17,862)	(15,366)
Proceeds from dispositions of property and equipment	417	131
Purchases of available-for-sale securities	(161,180)	(170,306)
Proceeds from sales and maturities of available-for-sale securities	147,285	206,652
Acquisition of businesses, net of cash acquired	—	(67,289)
Net cash used in investing activities	(31,340)	(46,178)

Cash flows from financing activities:
Short-term borrowings	45,927	9,540
Repayments of short-term borrowings	(45,091)	(9,540)
Capital lease repayments	(2)	(13)
Issuance of common stock under employee stock option and purchase plans	10,513	15,708
Cash dividend paid on common stock	—	(24,040)
Net settlement of restricted common stock	(7,793)	(4,163)
Net cash provided by/(used in) financing activities	3,554	(12,508)
Effect of exchange rate changes on cash and cash equivalents	2,013	5,477
Net increase in cash and cash equivalents	39,124	13,550
Cash and cash equivalents, beginning of period	110,444	67,761
Cash and cash equivalents, end of period	$149,568	$81,311

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements and notes thereto should be read in conjunction with the Coherent, Inc. (referred to herein as the “Company,” “we,” “our,” “us” or “Coherent”) consolidated financial statements and notes thereto filed on Form 10-K for the fiscal year ended September 28, 2013. In the opinion of management, all adjustments necessary for a fair presentation of financial condition and results of operation as of and for the periods presented have been made and include only normal recurring adjustments. Interim results of operations are not necessarily indicative of results to be expected for the year or any other interim periods. Our fiscal year ends on the Saturday closest to September 30 and our third fiscal quarters include 13 weeks of operations in each fiscal year presented. Fiscal years 2014 and 2013 each include 52 weeks.

2.    RECENT ACCOUNTING STANDARDS

Adoption of New Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (the “FASB") issued guidance which requires an entity to disclose information about offsetting and related arrangements to enable financial statement users to evaluate the effect or potential effect of netting arrangements, including rights of setoff associated with the entity's recognized financial assets and liabilities, on the entity's financial position. The new disclosures will enable financial statement users to compare balance sheets prepared under U.S. GAAP and International Financial Reporting Standards ("IFRS"), which are subject to different offsetting models. The disclosures will be limited to financial instruments (and derivatives) subject to enforceable master netting arrangements or similar agreements. Similar agreements include derivative clearing agreements, global master repurchase agreements, and global master securities lending agreements. Financial instruments and transactions that will be subject to the disclosure requirements may include derivatives, repurchase and reverse repurchase agreements, and securities lending and borrowing arrangements. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. We adopted this authoritative guidance in fiscal 2014. See Note 5.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB amended the Accounting Standards Codification and created a new Topic 606, Revenue from Contracts with Customers. The new guidance establishes a single comprehensive contract-based model for entities to use in accounting for revenue arising from contracts with customers. The new model significantly changes existing GAAP, requires substantial judgment in its application, and will generally require companies to make more disclosures about revenue. The core principle of the amendment is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new standard provides for two alternative implementation methods. The first is to apply the new standard retrospectively to each prior reporting period presented. This method does allow the use of certain practical expedients. The second method is to apply the new standard retrospectively in the year of initial adoption and record a cumulative effect adjustment for the impact of adjusting contracts open at the date of adoption. Under this transition method, we would apply this guidance retrospectively only to contracts that are not completed contracts at the date of initial application. We would then recognize the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings. This method also requires us to disclose comparative information for the year of adoption. We will adopt the FASB’s amended guidance for our fiscal year beginning October 1, 2017. We are currently evaluating the new guidance and have not determined the impact this standard may have on our financial statements nor decided upon the method of adoption.

In July 2013, the FASB issued amended guidance that resolves the diversity in practice for the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This new accounting guidance requires the netting of unrecognized tax benefits ("UTBs") against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. Under the new standard, UTBs will be netted against all available same-jurisdiction losses or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs. The new standard requires prospective adoption but allows retrospective adoption for all periods presented. We are considering the adoption of the FASB’s amended guidance for our fiscal year beginning September 28, 2014. We do not expect the amended guidance to have a significant impact on our consolidated financial position, results of operations and cash flows.

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

In-process research and development (“IPR&D”) consists of two projects that had not yet reached technological feasibility. Acquired IPR&D assets are initially recognized at fair value and are classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. The value assigned to IPR&D was determined by considering the value of the products under development to the overall development plan, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. During the development period, these assets will not be amortized as charges to earnings; instead these assets will be subject to periodic impairment testing. The development process for the acquired IPR&D projects was completed and amortization of the assets, as existing technologies, began in the third quarter of fiscal 2014.

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

IPR&D consists of two projects that have not yet reached technological feasibility and have not been completed as of June 28, 2014.

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

Treasury and international government obligations, investment-grade corporate bonds, certificates of deposit and commercial paper. Level 3 valuations would be based on unobservable inputs to a valuation model and include our own data about assumptions market participants would use in pricing the asset or liability based on the best information available under the circumstances. As of June 28, 2014 and September 28, 2013, we did not have any assets or liabilities valued based on Level 3 valuations.

Financial assets and liabilities measured at fair value as of June 28, 2014 are summarized below (in thousands):

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	June 28, 2014		September 28, 2013
	(Level 1)	(Level 2)	(Level 1)	(Level 2)
Money market fund deposits (1)	$9,061	$—	$12,468	$—
Certificates of deposit (1)	—	41,584	—	28,447
U.S. and international government obligations (2)(5)	—	113,071	—	109,263
Corporate notes and obligations (2)(5)	—	28,631	—	20,408
Commercial paper (2)(5)	—	11,990	—	9,995
Foreign currency contracts (3)(6)	—	(372)	—	746
Mutual funds — Deferred comp and supplemental plan (4)(7)	14,541	—	13,419	—
 ___________________________________________________
(1)          Included in cash and cash equivalents on the Condensed Consolidated Balance Sheet. The carrying amounts approximate fair value due to the short-term maturities of the cash equivalents.

(2)	Included in short-term investments on the Condensed Consolidated Balance Sheet.

(3)
June 28, 2014: Includes $46 recorded in prepaid expenses and other assets, all of which was for non-designated forward contracts and $418 recorded in other current liabilities on the Condensed Consolidated Balance Sheet (see Note 5), of which $231was designated as cash flow contracts and the remainder was for non-designated forward contracts.

September 28, 2013: Includes $1,270 recorded in prepaid expenses and other assets and $524 recorded in other current liabilities on the Condensed Consolidated Balance Sheet (see Note 5), all of which were non-designated forward contracts.

(4)          June 28, 2014: Includes $1,456 recorded in prepaid expenses and other assets and $13,085 recorded in other assets on the Condensed Consolidated Balance Sheet.

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

Cash flow hedges related to anticipated transactions are designated and documented at the inception of the hedge when we enter into contracts for specific future transactions. Cash flow hedges are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of OCI in stockholder's equity and is reclassified into earnings when the underlying transaction affects earnings. The majority of the after-tax net income or loss related to derivative instruments included in OCI at June 28, 2014 is expected to be reclassified into earnings within 12 months. Changes in the fair value of currency forward contracts due to changes in time value are excluded from the assessment of effectiveness and recognized in other income (expense) as incurred. We classify the cash flows from the foreign exchange forward contracts that are accounted for as cash flow hedges in the same section as the underlying item, primarily within cash flows from operating activities.

The outstanding notional contract and fair value amounts of non-designated hedge contracts, with maximum maturity of three months, are as follows (in thousands):

	U.S. Notional Contract Value		U.S. Notional Fair Value
	June 28, 2014	September 28, 2013	June 28, 2014	September 28, 2013
Euro currency hedge contracts
Purchase	$35,599	$46,248	$35,580	$47,299

Japanese YEN currency hedge contracts
Purchase	$971	$5,211	$960	$5,307
Sell	$(8,175)	$(11,860)	$(8,136)	$(11,753)

Korean Won currency hedge contracts
Sell	$(3,308)	$(17,345)	$(3,277)	$(17,545)

Chinese RMB currency hedge contracts
Sell	$(11,551)	$(11,524)	$(11,478)	$(11,793)

Other foreign currency hedge contracts
Purchase	$3,053	$1,466	$3,037	$1,481
Sell	$(2,784)	$(2,512)	$(2,741)	$(2,568)

The outstanding notional contract and fair value amounts of designated cash flow hedge contracts, with maximum maturity of twelve months, are as follows (in thousands):

	U.S. Notional Contract Value		U.S. Notional Fair Value
	June 28, 2014	September 28, 2013	June 28, 2014	September 28, 2013
Euro currency hedge contracts
Purchase	$11,149	$—	$11,397	$—

The fair value of our derivative instruments are included in prepaid expenses and other assets and in other current liabilities in our Condensed Consolidated Balance Sheets as of June 28, 2014 and September 28, 2013. See details at Note 4 "Fair Values".

The locations and amounts of designated and non-designated derivative instruments’ gains and losses in the condensed consolidated financial statements for the indicated periods were as follows (in thousands):

	Location in financial statements	Three Months Ended		Nine Months Ended
		June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Derivatives designated as hedging instruments
Gains(losses) in AOCI on derivatives (effective portion), after tax	AOCI	$(248)	$—	$(248)	$—
Gains(losses) reclassified from AOCI into income (effective portion)	Cost of sales	$—	$—	$—	$—
Gains(losses) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Other income(expense)	$17	$—	$17	$—
Derivatives not designated as hedging instruments
Gains(losses) recognized in income	Other income(expense)	$(1,367)	$338	$(1,208)	$1,476

The amounts that will be reclassified from AOCI to earnings will generally be offset by the recognition of the hedged transactions (e.g., anticipated sales) in earnings, thereby achieving the realization of prices contemplated by the underlying risk management strategies and will vary from the expected amounts presented above as a result of changes in foreign exchange rates.

To mitigate credit risk in derivative transactions, we enter into master netting arrangements that allow each counterparty in the arrangements to net settle amounts of multiple and separate derivative transactions under certain conditions. We present the fair value of derivative assets and liabilities within the Company's consolidated balance sheet on a gross basis even when derivative transactions are subject to master netting arrangements and may otherwise qualify for net presentation. Our derivative contracts do not contain any credit risk related contingent features and do not require collateral or other security to be furnished by us or the counterparties.

Offsetting of Financial Assets/Liabilities under Master Netting Agreements with Derivative Counterparties as of June 28, 2014 and September 28, 2013 (in thousands):

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Derivative Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Derivative Assets Presented in the Condensed Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Received	Net Amounts
As of June 28, 2014:
Foreign exchange contracts	$46	$—	$46	$(41)	$—	$5
As of September 28, 2013:
Foreign exchange contracts	$1,270	$—	$1,270	$(524)	$—	$746
(1) The balances at June 28, 2014 and September 28, 2013 were related to derivative liabilities which are allowed to be net settled against derivative assets in accordance with the master netting agreements.

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Derivative Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Derivative Liabilities Presented in the Condensed Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Paid	Net Amounts
As of June 28, 2014:
Foreign exchange contracts	$(418)	$—	$(418)	$41	$—	$(377)
As of September 28, 2013:
Foreign exchange contracts	$(524)	$—	$(524)	$524	$—	$—
(1) The balances at June 28, 2014 and September 28, 2013 were related to derivative assets which are allowed to be net settled against derivative liabilities in accordance with the master netting agreements.

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

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	June 28, 2014
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$149,568	$—	$—	$149,568

Short-term investments:
Available-for-sale securities:
Commercial paper	$11,990	$—	$—	$11,990
U.S. Treasury and agency obligations	112,443	635	(7)	113,071
Corporate notes and obligations	28,537	98	(4)	28,631
Total short-term investments	$152,970	$733	$(11)	$153,692

	September 28, 2013
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$110,444	$—	$—	$110,444

Short-term investments:
Available-for-sale securities:
Commercial paper	$9,995	$—	$—	$9,995
U.S. Treasury and agency obligations	103,694	507	(1)	104,200
International government obligations	5,040	28	(5)	5,063
Corporate notes and obligations	20,352	66	(10)	20,408
Total short-term investments	$139,081	$601	$(16)	$139,666

None of the unrealized losses as of June 28, 2014 or September 28, 2013 were considered to be other-than-temporary impairments.

The amortized cost and estimated fair value of available-for-sale investments in debt securities as of June 28, 2014 and September 28, 2013 classified as short-term investments on our condensed consolidated balance sheet were as follows (in thousands):

	June 28, 2014		September 28, 2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Investments in available-for-sale debt securities due in less than one year	$103,239	$103,801	$139,081	$139,666
Investments in available-for-sale debt securities due in one to five years	$49,731	$49,891	$—	$—

During the three and nine months ended June 28, 2014, we received proceeds totaling $7.0 million and $21.1 million, respectively, from the sale of available-for-sale securities and realized gross gains of less than $0.1 million and $0.1 million, respectively. During the three and nine months ended June 29, 2013, we received proceeds totaling $3.0 million and $68.7 million, respectively, from the sale of available-for-sale securities and realized gross gains of less than $0.1 million and $0.1 million, respectively.

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

During the nine months ended June 28, 2014, we noted no indications of impairment or triggering events to cause us to review goodwill for potential impairment. We will conduct our annual goodwill testing during the fourth fiscal quarter.

The changes in the carrying amount of goodwill by segment for the period from September 28, 2013 to June 28, 2014 are as follows (in thousands):

	Specialty Lasers and Systems	Commercial Lasers and Components	Total
Balance as of September 28, 2013	$107,045	$6,363	$113,408
Translation adjustments and other	1,371	—	1,371
Balance as of June 28, 2014	$108,416	$6,363	$114,779

Components of our amortizable intangible assets are as follows (in thousands):

	June 28, 2014			September 28, 2013
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Existing technology	$84,423	$(57,342)	$27,081	$82,220	$(51,570)	$30,650
Customer lists	17,410	(9,008)	8,402	17,341	(7,465)	9,876
Trade name	452	(351)	101	710	(576)	134
Non-compete agreement	60	(57)	3	570	(558)	12
In-process research & development	454	—	454	2,299	—	2,299
Total	$103,709	$(67,668)	$36,041	$103,140	$(60,169)	$42,971
** For accounting purposes, when an intangible asset is fully amortized, it is removed from the disclosure schedule.

Amortization expense for intangible assets for the nine months ended June 28, 2014 and June 29, 2013 was $7.3 million and $7.3 million, respectively.

At June 28, 2014, estimated amortization expense for the remainder of fiscal 2014, the next five succeeding fiscal years and all fiscal years thereafter are as follows (in thousands):

Estimated Amortization Expense
2014 (remainder)	$2,355
2015	9,375
2016	8,990
2017	7,903
2018	4,641
2019	2,470
Thereafter	307
Total	$36,041

8.     BALANCE SHEET DETAILS

Inventories consist of the following (in thousands):

	June 28, 2014	September 28, 2013
Purchased parts and assemblies	$54,054	$50,275
Work-in-process	70,568	60,089
Finished goods	55,145	57,703
Total inventories	$179,767	$168,067

Prepaid expenses and other assets consist of the following (in thousands):

	June 28, 2014	September 28, 2013
Prepaid and refundable income taxes	$27,090	$23,939
Other taxes receivable	28,693	16,225
Prepaid expenses and other	11,861	12,413
Total prepaid expenses and other assets	$67,644	$52,577

Other assets consist of the following (in thousands):

	June 28, 2014	September 28, 2013
Assets related to deferred compensation arrangements	$25,731	$23,446
Deferred tax assets	37,439	37,637
Other assets	5,816	5,457
Total other assets	$68,986	$66,540

Other current liabilities consist of the following (in thousands):

	June 28, 2014	September 28, 2013
Accrued payroll and benefits	$30,736	$29,723
Deferred income	16,631	16,994
Reserve for warranty	17,875	18,508
Accrued expenses and other	9,735	11,552
Other taxes payable	27,666	6,147
Customer deposits	2,687	1,642
Total other current liabilities	$105,330	$84,566

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

Components of the reserve for warranty costs during the first nine months of fiscal 2014 and 2013 were as follows (in thousands):

	Nine Months Ended
	June 28, 2014	June 29, 2013
Beginning balance	$18,508	$17,442
Additions related to current period sales	17,990	18,739
Warranty costs incurred in the current period	(18,320)	(19,681)
Accruals resulting from acquisitions	—	1,728
Adjustments to accruals related to foreign exchange and other	(303)	(154)
Ending balance	$17,875	$18,074

Other long-term liabilities consist of the following (in thousands):

	June 28, 2014	September 28, 2013
Long-term taxes payable	$15,786	$15,715
Deferred compensation	27,042	24,723
Deferred tax liabilities	10,565	10,487
Deferred income	3,896	2,734
Asset retirement obligations liability	2,276	2,247
Other long-term liabilities	6,335	6,226
Total other long-term liabilities	$65,900	$62,132

9.     SHORT-TERM BORROWINGS

We have several lines of credit which allow us to borrow in the applicable local currency. We have a total of $15.6 million of unsecured foreign lines of credit as of June 28, 2014.  At June 28, 2014, $0.8 million was used as a cash overdraft in Japan and we had used $3.0 million of these available foreign lines of credit as guarantees. These credit facilities were used in Europe and Japan during the third fiscal quarter of 2014.  In addition, our domestic line of credit consists of a $50.0 million unsecured revolving credit account with Union Bank of California. The agreement will expire on May 31, 2017. The line of credit is subject to covenants related to financial ratios and tangible net worth with which we are currently in compliance.  No amounts have been drawn upon our domestic line of credit as of June 28, 2014.

10.  STOCK-BASED COMPENSATION

Fair Value of Stock Compensation

We recognize compensation expense for all share based payment awards based on the fair value of such awards. The expense is recognized on a straight-line basis over the respective requisite service period of the awards.

Determining Fair Value

The fair values of shares purchased under the Employee Stock Purchase Plan (“ESPP”) for the three and nine months ended June 28, 2014 and June 29, 2013, respectively, were estimated using the following weighted-average assumptions:

	Employee Stock Purchase Plan
	Three Months Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Expected life in years	0.5	0.5	0.5	0.5
Expected volatility	24.2%	30.8%	23.9%	33.3%
Risk-free interest rate	0.06%	0.11%	0.07%	0.14%
Expected dividend yield	—%	—%	—%	1.0%
Weighted average fair value per share	$13.55	$10.60	$13.64	$10.49

There were no stock options granted during the three and nine months ended June 28, 2014 and June 29, 2013.

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

	Nine Months Ended
	June 28, 2014	June 29, 2013
Risk-free interest rate	0.62%	0.33%
Volatility	36.9%	37.9%
Weighted average fair value	$77.10	$48.48

We recognize the estimated cost of these awards, as determined under the simulation model, over the related service period, with no adjustment in future periods based upon the actual shareholder return over the performance period.

Stock-Based Compensation Expense

The following table shows total stock-based compensation expense and related tax benefits included in the condensed consolidated statements of operations for the three and nine months ended June 28, 2014 and June 29, 2013 (in thousands):

	Three Months Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Cost of sales	$611	$576	$1,797	$1,605
Research and development	504	455	1,526	1,398
Selling, general and administrative	3,552	3,610	10,884	11,274
Income tax benefit	(1,270)	(1,195)	(3,935)	(3,823)
	$3,397	$3,446	$10,272	$10,454

During the three and nine months ended June 28, 2014, $0.6 million and $1.9 million was capitalized into inventory for all stock plans, $0.6 million and $1.8 million was amortized to cost of sales and $0.7 million remained in inventory at June 28, 2014. During the three and nine months ended June 29, 2013, $0.5 million and $1.7 million was capitalized into inventory for all stock plans, $0.6 million and $1.6 million was amortized to cost of sales and $0.7 million remained in inventory at June 29, 2013.  Management has made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

At June 28, 2014, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock plans but not yet recognized was approximately $21.2 million, net of estimated forfeitures of $0.8 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 1.5 years and will be adjusted for subsequent changes in estimated forfeitures.

At June 28, 2014, total compensation cost related to options to purchase common shares under the ESPP but not yet vested was approximately $0.6 million, which will be recognized over the six month offering period.

The stock option exercise tax benefits reported in the statement of cash flows results from the excess tax benefits arising from tax deductions in excess of the stock-based compensation cost recognized, determined on a grant-by-grant basis. During the first nine months of fiscal 2014 and fiscal 2013, we have not generated any excess tax benefits as cash flows from financing activities.

Stock Options & Awards Activity

The following is a summary of option activity for our Stock Option Plans (in thousands, except per share amounts and weighted average remaining contractual term in years):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at September 28, 2013	270	$26.90
Granted	—	—
Exercised	(156)	25.45
Forfeitures	—	—
Expirations	—	—
Outstanding at June 28, 2014	114	$28.87	4.0 years	$3,759
Vested and expected to vest at June 28, 2014	114	$28.87	4.0 years	$3,759
Exercisable at June 28, 2014	106	$27.68	3.7 years	$3,622

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the quoted price of our common stock at the end of the reporting period. The aggregate intrinsic value of options exercised under the Company’s stock plans for the three and nine months ended June 28, 2014 were $0.1 million and $6.3 million, respectively, determined as of the date of option exercise. The aggregate intrinsic value of options exercised under the Company’s stock plans for the three and nine months ended June 29, 2013 were $0.5 million and $8.5 million, respectively, determined as of the date of option exercise.

The following table summarizes the activity of our time based and market- performance based restricted stock units for the first nine months of fiscal 2014 (in thousands, except per share amounts):

	Time Based Restricted Stock Units		Market-Based Performance Restricted Stock Units
	Number of Shares(1)	Weighted Average Grant Date Fair Value	Number of Shares(2)	Weighted Average Grant Date Fair Value
Nonvested stock at September 28, 2013	453	$48.22	213	$54.63
Granted	226	65.80	52	77.10
Vested	(273)	47.78	(33)	43.25
Forfeited	(8)	56.47	(3)	46.99
Nonvested stock at June 28, 2014	398	$58.31	229	$61.46

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

12.       ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (net of tax) at June 28, 2014 and September 28, 2013 is substantially comprised of accumulated translation adjustments of $57.8 million and $54.4 million, respectively.

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

The following table presents information necessary to calculate basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Weighted average shares outstanding —basic	24,837	24,310	24,720	24,055
Dilutive effect of employee stock awards	278	380	305	407
Weighted average shares outstanding—diluted	25,115	24,690	25,025	24,462

Net income	$12,999	$16,685	$40,009	$45,840

Net income per basic share	$0.52	$0.69	$1.62	$1.91
Net income per diluted share	$0.52	$0.68	$1.60	$1.87

A total of 758 and 44,563 potentially dilutive securities have been excluded from the diluted share calculation for the three and nine months ended June 28, 2014 as their effect was anti-dilutive. A total of 2,999 and 82,053 potentially dilutive securities have been excluded from the diluted share calculation for the three and nine months ended June 29, 2013 as their effect was anti-dilutive.

14.  OTHER INCOME (EXPENSE)

Other income (expense) is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Foreign exchange gain (loss)	$(736)	$(1,927)	$(3,248)	$(3,655)
Gain on deferred compensation investments, net	331	1,010	3,498	2,287
Other—net	(10)	(47)	69	172
Other income (expense), net	$(415)	$(964)	$319	$(1,196)

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

See Note 18 "Subsequent Event".

16.  INCOME TAXES

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to us and our subsidiaries, adjusted for items which are considered discrete to the period. Our effective tax rates for the three and nine months ended June 28, 2014 were 23.2% and 25.3%. Our effective tax rates for the three and nine months ended June 28, 2014 were lower than the statutory rate of 35% primarily due to permanent differences related to the benefit of income subject to foreign tax rates that are lower than U.S. tax rates including Korea and Singapore tax exemptions and the benefit of foreign tax credits. These amounts are partially offset by deemed dividend inclusions under the Subpart F tax rules, stock compensation not deductible for tax purposes and limitations on the deductibility of compensation under IRC Section 162(m).

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

We are subject to taxation and file income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. For U.S. federal income tax purposes, all years prior to 2011 are closed. In our major foreign jurisdictions and our major state jurisdictions, the years prior to 2006 and 2009, respectively, are closed to examination. Earlier years in our various jurisdictions may remain open for adjustment to the extent that we have tax attribute carryforwards from those years. In December 2011 and January 2012, three of our German subsidiaries received notices of tax audits for the fiscal years 2006 through 2010. In fiscal year 2013, we received a preliminary assessment for two of the German subsidiaries and the amount is immaterial; the audit for the other German subsidiary is currently in process. In addition, we received in July 2014 a final tax assessment for our German subsidiary of Coherent Kaiserslautern GmbH (formerly Lumera Laser GmbH) that was acquired in December 2012 and was under audit for the fiscal years 2007 through 2009. The tax assessment is immaterial and since the years under the audit for Coherent Kaiserslautern GmbH are related to the pre-acquisition periods, the amount should be recoverable from the escrow account for the acquisition.

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

The following table provides net sales and income (loss) from operations for our operating segments (in thousands):

	Three Months Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net sales:
Specialty Laser Systems	$137,590	$149,466	$418,208	$423,608
Commercial Lasers and Components	58,927	64,259	171,087	173,377
Total net sales	$196,517	$213,725	$589,295	$596,985

Income (loss) from operations:
Specialty Laser Systems	$27,144	$28,071	$86,893	$84,990
Commercial Lasers and Components	(162)	4,395	15	7,667
Corporate and other	(9,834)	(11,022)	(33,936)	(33,818)
Total income from operations	$17,148	$21,444	$52,972	$58,839

The following table provides a reconciliation of our total income (loss) from operations to net income (in thousands):

	Three Months Ended		Nine Months Ended
Reconciliation of Income From Operations to Net Income	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Total income from operations	$17,148	$21,444	$52,972	$58,839
Total other income (expense), net	(223)	(953)	597	(1,095)
Income before income taxes	16,925	20,491	53,569	57,744
Provision for income taxes	3,926	3,806	13,560	11,904
Net Income	$12,999	$16,685	$40,009	$45,840

Major Customers

We had one customer who accounted for 13.9% and 13.0% of consolidated net sales during the three and nine months ended June 28, 2014, respectively. This customer purchased primarily from our SLS segment. There were two customers who accounted for 16.2% and 11.2% of consolidated net sales for the three months ended June 29, 2013 and the same two customers accounted for 13.3% and 10.0%, respectively, of consolidated revenue for the nine months ended June 29, 2013; both customers purchased primarily from our SLS segment.

We had one customer who accounted for 16.5% of accounts receivable at June 28, 2014. There were two customers who accounted for 15.2% and 11.7%, respectively, of accounts receivable at September 28, 2013.

18.  SUBSEQUENT EVENT

On July 25, 2014, our Board of Directors authorized a buyback program authorizing the Company to repurchase up to $25 million of our common stock from time to time through July 31, 2015.

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

	Three Months Ended
	June 28, 2014	June 29, 2013	Change	% Change
	(Dollars in thousands)

Bookings	$244,527	$189,206	$55,321	29.2%
Book-to-bill ratio	1.24	0.89	0.35	39.3%
Net sales—Specialty Lasers and Systems	$137,590	$149,466	$(11,876)	(7.9)%
Net sales—Commercial Lasers and Components	$58,927	$64,259	$(5,332)	(8.3)%
Gross profit as a percentage of net sales— Specialty Lasers and Systems	40.9%	40.3%	0.6%	1.5%
Gross profit as a percentage of net sales—Commercial Lasers and Components	31.6%	36.7%	(5.1)%	(13.9)%
Research and development as a percentage of net sales	9.7%	10.2%	(0.5)%	(4.9)%
Income before income taxes	$16,925	$20,491	$(3,566)	(17.4)%
Net cash provided by (used in) operating activities	$20,478	$(3,665)	$24,143	(658.7)%
Days sales outstanding in receivables	59.9	61.6	(1.7)	(2.8)%
Annualized third quarter inventory turns	2.7	3.1	(0.4)	(12.9)%
Capital spending as a percentage of net sales	2.0%	2.3%	(0.3)%	(13.0)%
Net income as a percentage of net sales	6.6%	7.8%	(1.2)%	(15.4)%
Adjusted EBITDA as a percentage of net sales	15.8%	17.3%	(1.5)%	(8.7)%

	Nine Months Ended
	June 28, 2014	June 29, 2013	Change	% Change
	(Dollars in thousands)

Bookings	$707,826	$567,004	$140,822	24.8%
Book-to-bill ratio	1.20	0.95	0.25	26.3%
Net sales—Specialty Lasers and Systems	$418,208	$423,608	$(5,400)	(1.3)%
Net sales—Commercial Lasers and Components	$171,087	$173,377	$(2,290)	(1.3)%
Gross profit as a percentage of net sales— Specialty Lasers and Systems	42.5%	41.6%	0.9%	2.2%
Gross profit as a percentage of net sales—Commercial Lasers and Components	33.2%	36.3%	(3.1)%	(8.5)%
Research and development as a percentage of net sales	10.2%	10.3%	(0.1)%	(1.0)%
Income before income taxes	$53,569	$57,744	$(4,175)	(7.2)%
Net cash provided by operating activities	$64,897	$66,759	$(1,862)	(2.8)%
Capital spending as a percentage of net sales	3.0%	2.6%	0.4%	15.4%
Net income as a percentage of net sales	6.8%	7.7%	(0.9)%	(11.7)%
Adjusted EBITDA as a percentage of net sales	16.6%	17.4%	(0.8)%	(4.6)%

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

Bookings increased 29.2% in the third quarter of fiscal 2014 compared to the same quarter one year ago, with increases in the microelectronics and OEM components and instrumentation markets partially offset by decreases in the materials processing market. Compared to the second quarter of fiscal 2014, bookings decreased 6.6% with decreases in the microelectronic markets partially offset by increases in the OEM components and instrumentation, materials processing and scientific and government programs markets. The book-to-bill ratio was 1.24 in the third quarter of fiscal 2014.

Microelectronics

Microelectronics bookings increased 40% compared to the same quarter one year ago due to the timing of large excimer laser annealing orders for the flat panel display market and decreased 28% from bookings in the second quarter of fiscal 2014. The microelectronics book-to-bill ratio for the third quarter of fiscal 2014 was 1.30.

Flat panel display (FPD) orders in the third quarter of fiscal 2014 increased 109% from the same quarter one year ago and decreased 44% from orders in the second quarter of fiscal 2014. The decrease from the second quarter of fiscal 2014 to the third quarter of fiscal 2014 was primarily due to the receipt of a large order from one customer for excimer laser annealing systems for low-temperature polycrystalline silicon (LTPS) processing in the second quarter of fiscal 2014, some of which are expected to ship during the fourth quarter of fiscal 2014 with the majority scheduled for shipment during fiscal 2015. The increase in bookings year over year was primarily due to our receipt of additional system orders from other mobile display customers in the third quarter of fiscal 2014, with deliveries scheduled to begin in the fourth quarter of fiscal 2014 and continuing into the second quarter of fiscal 2015. These new orders are destined for a different set of end customers whose primary emphasis is LTPS-backplanes for LCDs. The added capacity at our customers will support further smartphone share and expected growth in tablet penetration. Given our customers' interest for capacity beyond our existing backlog, we elected to deploy additional demo systems into the field to enable integrators to run test panels for prospective customers. The conversion rate for Linebeam demo systems has been historically high and thus the outlook for new orders in calendar 2015 is currently strong. Our development efforts on the Linebeam 1500 are progressing as planned and we continue to forecast first shipments towards the end of calendar 2014 or early in calendar 2015. We expect continued fluctuations in order volumes on a quarterly basis.

Orders in the advanced packaging (API) market decreased 48% from the same quarter one year ago and increased 6% from orders in the second quarter of fiscal 2014. The market remains constrained despite reasonably high utilization rates at major PCB makers. We believe that overall slowing mobile growth rates, an increase in imbedded capability and a lack of unit volume transparency at Chinese handset manufacturers have led to a cautious capacity investment model. Customers are utilizing on-hand inventory which will necessitate some level of reordering in the second half of calendar 2014.

Orders from semiconductor capital equipment OEMs increased 72% from the third quarter of fiscal 2013 and 74% from the second quarter of fiscal 2014. Semiconductor capital equipment orders increased significantly due to strong service bookings, which is consistent with high fab utilization rates reported by industry experts. When comparing semiconductor device revenues with equipment and materials spending, we believe that fabs are focused on improving yield and throughput which we believe will result in higher capital equipment spending in calendar 2015, especially as 3D structures at 14nm and below become more prevalent in logic and memory devices. Continued delays in extreme ultra-violet (EUV) deployment also help our semiconductor capital equipment business since double-patterning requires roughly twice as many process steps, including inspection and metrology, than EUV.

We had previously reported a large order for sapphire cover glass processing, but process issues slowed the acceptance of the laser-based tools by our customer, resulting in lower revenues for the third quarter of fiscal 2014 and a possible delay of the next volume order into the first quarter of fiscal 2015 as we complete shipments for the initial order. In the short to mid-term, the interest in this and similar processing techniques combined with the device manufacturers’ desire to use local integrators creates a challenge as the integrators are very good at cost engineering and providing fast service support, but have limited experience with these types of processes. We plan to provide greater process and tool design support to help them grow the market and consume more lasers.

Materials Processing

Materials processing orders decreased 7% compared to the same quarter one year ago and increased 37% from the second quarter of fiscal 2014. The materials processing book-to-bill ratio for the third quarter of fiscal 2014 was 1.21.

In the third quarter of fiscal 2014, we received a number of annual orders across the materials processing market with much of it coming from outside of China. Marking and engraving applications were the biggest contributors to bookings and included record orders for short pulse lasers from the automotive and tool industries. Marking has traditionally been a monochromatic experience, but there has been long-term fascination with color marking, usually involving photochemical manipulation of the bulk material to create an indelible mark in the material rather than a surface effect. There is the potential for a broad range of uses from customizing cell phone cases to branded dishware for airlines. Recently, we installed a HOPS™-based marking system with a major automotive manufacturer for color marking of auto interiors with favorable results and the first cars with color-marking will be delivered to a professional sports team.

We have made further progress in high power lasers and systems, with several new OEMs placing orders for kilowatt fiber lasers including multiple volume customers in China and India. We booked initial orders for new additive manufacturing customers in the U.S. and Europe. Our laser manufacturing workstations have been well received since their recent release and additional launches specifically targeting the metal cutting market are scheduled for later this calendar year.

OEM Components and Instrumentation

Record-setting OEM Components and Instrumentation orders increased 72% compared to the same quarter one year ago and 45% from the second quarter of fiscal 2014 driven largely by timing of volume orders from medical OEM accounts. The corresponding book-to-bill ratio for the third quarter of fiscal 2014 was 1.28.

Exceptionally strong orders for medical OEM products were 232% higher in the third quarter of fiscal 2014 compared to the same quarter one year ago and 102% higher than orders in the second quarter of fiscal 2014. One of our major LASIK customers placed a large multi-year order and the cataract market was higher than forecast. Dental bookings were ahead of forecast and demand for ophthalmic lasers was strong. These orders signal confidence in both patient-pay and insurance-

covered procedures. We expect continued growth for cataract and dental applications over the next few years and are developing new products in support of this.

Instrumentation orders decreased 7% compared to the same quarter one year ago and 5% compared to the second quarter of fiscal 2014. Flow cytometry and microscopy applications drove most of the OEM instrumentation bookings, which is consistent with trends over the past few years. The cytometry market is seeing an influx of products from Chinese manufacturers, whose market share is small today, but could grow substantially in the next 3-5 years as they broaden their reagent offerings, advance their cytometers and address both the high-end and budget markets. This is one of the reasons we developed the BioRay™ product, which offers performance advantages and a competitive cost of ownership compared to light-emitting diodes (LEDs). We are also pursuing some interesting business in rapid DNA sequencing with our high-performance HOPS™ platform for use in a diverse range of applications from agriculture to cancer gene analysis and we expect deployment decisions will be made in calendar year 2015.

Scientific and Government Programs

Scientific and government programs orders were flat compared to the same quarter one year ago and increased 16% from the second quarter of fiscal 2014. The book-to-bill for the third quarter of fiscal 2014 was 1.03.

Compared to the second quarter of fiscal 2014, third quarter bookings increased due to better demand in the U.S. and Europe during the third quarter. The Japanese research market remains weak while the rest of Asia was in-line with expectations. Roughly two-thirds of all orders in the third quarter of fiscal 2014 were for ultrafast lasers used in biological imaging, applied physics, chemistry and materials science.

Optogenetics is still among the hottest research topics. While Western scientists have pioneered the field, Asian researchers are entering this market, driving the emergence of niche, high-performance imaging systems from a variety of start-up companies. This, in turn, is creating new requirements for laser sources used in these systems. Our next generation lasers due out in fiscal 2015 have a performance envelope that overlaps nicely with these requirements.

Net Sales

Net sales include sales of lasers, laser tools, related accessories and service. Net sales for the third fiscal quarter decreased 7.9% in our SLS segment and decreased 8.3% in our CLC segment from the same quarter one year ago. Net sales for the first nine months decreased 1.3% in both our SLS and CLC segments from the same period one year ago. For a description of the reasons for changes in net sales refer to the “Results of Operations” section of this quarterly report.

Gross Profit as a Percentage of Net Sales

Gross profit as a percentage of net sales (“gross profit percentage”) is calculated as gross profit for the period divided by net sales for the period.  Gross profit percentage in the third quarter increased from 40.3% to 40.9% in our SLS segment and decreased from 36.7% to 31.6% in our CLC segment from the same quarter one year ago. Gross profit percentage in the first nine months increased from 41.6% to 42.5% in our SLS segment and decreased from 36.3% to 33.2% in our CLC segment from the same period one year ago. For a description of the reasons for changes in gross profit refer to the “Results of Operations” section of this quarterly report.

Research and Development as a Percentage of Net Sales

Research and development as a percentage of net sales (“R&D percentage”) is calculated as research and development expense for the period divided by net sales for the period.  Management considers R&D percentage to be an important indicator in managing our business as investing in new technologies is a key to future growth.  R&D percentage decreased to 9.7% from 10.2% in our third fiscal quarter and decreased to 10.2% from 10.3% for the first nine months of fiscal 2014 compared to the same periods one year ago.  For a description of the reasons for changes in R&D spending refer to the “Results of Operations” section of this quarterly report.

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

Days Sales Outstanding in Receivables

We calculate days sales outstanding (“DSO”) in receivables as net receivables at the end of the period divided by net sales during the period and then multiplied by the number of days in the period, using 90 days for quarters.  DSO in receivables indicates how well we are managing our collection of receivables, with lower DSO in receivables resulting in higher working capital availability.  The more money we have tied up in receivables, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business.  Our DSO in receivables for the third quarter of fiscal 2014 decreased 1.7 days from the same quarter one year ago primarily due to the timing of payments at quarter end, a higher concentration of sales in the U.S. where DSO is typically lower and a lower concentration of sales with longer payment terms in Japan.

Annualized Third Quarter Inventory Turns

We calculate annualized third quarter inventory turns as the cost of sales during the third quarter annualized and divided by net inventories at the end of the third quarter. This indicates how well we are managing our inventory levels, with higher inventory turns resulting in more working capital availability and a higher return on our investments in inventory. The more money we have tied up in inventory, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business. Our annualized inventory turns for the third quarter of fiscal 2014 decreased by 0.4 turns from the same quarter one year ago primarily due to the timing of inventory levels to both support the large annealing laser systems and as a result of the timing of shipments as well as the impact of foreign exchange rates.

Capital Spending as a Percentage of Net Sales

Capital spending as a percentage of net sales (“capital spending percentage”) is calculated as capital expenditures for the period divided by net sales for the period. Capital spending percentage indicates the extent to which we are expanding or improving our operations, including investments in technology and equipment.  Management monitors capital spending levels as this assists management in measuring our cash flows, net of capital expenditures. Our capital spending percentage decreased to 2.0% from 2.3% for the third quarter and increased to 3.0% from 2.6% for the first nine months of fiscal 2014 compared to the same periods one year ago. The quarterly decrease was due to delayed timing of spending on various capital projects. The year-to-date increase was primarily due to higher purchases of production-related assets to support new product introductions and continued growth in Asia.

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
Below is the reconciliation of our net income as a percentage of net sales to our adjusted EBITDA as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net income as a percentage of net sales	6.6%	7.8%	6.8%	7.7%
Income tax expense	2.0%	1.8%	2.3%	2.0%
Interest and other income (expense), net	0.3%	1.0%	0.5%	0.6%
Depreciation and amortization	4.5%	4.3%	4.7%	4.5%
Inventory step up	—%	0.2%	—%	0.2%
Stock based compensation	2.4%	2.2%	2.4%	2.4%
Adjusted EBITDA as a percentage of net sales	15.8%	17.3%	16.7%	17.4%

RESULTS OF OPERATIONS

CONSOLIDATED SUMMARY

The following table sets forth, for the periods indicated, the percentage of total net sales represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.2%	61.0%	60.6%	60.3%
Gross profit	37.8%	39.0%	39.4%	39.7%
Operating expenses:
Research and development	9.7%	10.2%	10.2%	10.3%
Selling, general and administrative	19.0%	18.1%	19.7%	18.9%
Amortization of intangible assets	0.4%	0.6%	0.5%	0.7%
Total operating expenses	29.1%	28.9%	30.4%	29.9%
Income from operations	8.7%	10.1%	9.0%	9.8%
Other income (net)	(0.1)%	(0.5)%	0.1%	(0.1)%
Income before income taxes	8.6%	9.6%	9.1%	9.7%
Provision for income taxes	2.0%	1.8%	2.3%	2.0%
Net income	6.6%	7.8%	6.8%	7.7%

Net income for the third quarter of fiscal 2014 was $13.0 million ($0.52 per diluted share) including $3.4 million of after-tax stock-related compensation expense and $1.8 million amortization of intangible assets. Net income for the third quarter of fiscal 2013 was $16.7 million ($0.68 per diluted share) including $3.4 million of after-tax stock-related compensation expense, $2.2 million amortization of intangible assets and $0.3 million of purchase accounting adjustments related to inventory step up. Net income for the first nine months of fiscal 2014 was $40.0 million ($1.60 per diluted share) including $10.3 million of after-tax stock-related compensation expense and $5.4 million amortization of intangible assets. Net income for the first nine months of fiscal 2013 was $45.8 million ($1.87 per diluted share) including $10.5 million of after-tax stock-related compensation expense, $5.8 million amortization of intangible assets, $1.1 million of purchase accounting adjustments related to inventory step up and a benefit of $1.4 million related to the renewal of the federal research and development tax credits for fiscal 2012.

NET SALES

Market Application

The following tables set forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by market application (dollars in thousands):

	Three Months Ended
	June 28, 2014		June 29, 2013
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Microelectronics	$94,935	48.3%	$112,000	52.4%
OEM components and instrumentation	42,581	21.7%	37,358	17.5%
Materials processing	30,992	15.8%	34,415	16.1%
Scientific and government programs	28,009	14.2%	29,952	14.0%
Total	$196,517	100.0%	$213,725	100.0%

	Nine Months Ended
	June 28, 2014		June 29, 2013
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Microelectronics	$281,744	47.8%	$301,052	50.4%
OEM components and instrumentation	128,620	21.8%	114,130	19.1%
Materials processing	86,516	14.7%	90,002	15.1%
Scientific and government programs	92,415	15.7%	91,801	15.4%
Total	$589,295	100.0%	$596,985	100.0%

 Quarterly

Net sales for the third quarter of fiscal 2014 decreased by $17.2 million, or 8%, compared to the third quarter of fiscal 2013, led by the microelectronics market. Sales decreases in the microelectronics, materials processing and scientific and government programs markets were partially offset by increases in the OEM components and instrumentation market.

The decrease in the microelectronics market of $17.1 million, or 15%, was primarily due to lower shipments for flat panel display and advanced packaging applications partially offset by higher sales in semiconductor applications. Sales in the materials processing market decreased $3.4 million, or 10%, primarily due to lower shipments for marking applications. Sales in the scientific and government programs market decreased $1.9 million, or 6%, primarily due to lower demand for advanced research applications used by university and government research groups. The increase in the OEM components and instrumentation market of $5.2 million, or 14%, was due primarily to higher shipments for medical applications.

Year-to-date

Net sales for the first nine months of fiscal 2014 decreased by $7.7 million, or 1% compared to the first nine months of fiscal 2013. The decrease reflects $15.0 million higher revenues from Lumera and Innolight who were acquired in the beginning of fiscal 2013. Sales decreases in the microelectronics and materials processing markets were partially offset by increases in the OEM components and instrumentation and scientific and government programs markets.

The decrease in the microelectronics market of $19.3 million, or 6%, was primarily due to lower shipments for flat panel display and advanced packaging applications partially offset by higher sales in semiconductor applications. Sales in the material processing market decreased $3.5 million, or 4%, primarily due to lower shipments for marking and non-metal drilling applications. The increase in the OEM components and instrumentation market of $14.5 million, or 13%, was due primarily to higher shipments for medical and bio-instrumentation (including the acquisition of Lumera at the end of the first quarter of fiscal 2013) applications partially offset by lower shipments for military applications. Sales in the scientific and government programs market increased $0.6 million, or 1%, primarily due to higher demand for advanced research applications used by university and government research groups.

Backlog represents orders which we expect to be shipped within 12 months and the current portion of service contracts. Orders used to compute backlog are generally cancelable and subject to rescheduling by our customers without substantial penalties.

Historically, we have not experienced a significant rate of cancellation or rescheduling outside the 12 month period, though we cannot guarantee that the rate of cancellations or rescheduling will not increase in the future. We continue to have a sizable backlog of orders shippable within 12 months of $344.3 million at June 28, 2014, including a significant concentration in the flat panel display market (45%).

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

The following tables set forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by segment (dollars in thousands):

	Three Months Ended
	June 28, 2014		June 29, 2013
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Specialty Lasers and Systems (SLS)	$137,590	70.0%	$149,466	69.9%
Commercial Lasers and Components (CLC)	58,927	30.0%	64,259	30.1%
Total	$196,517	100.0%	$213,725	100.0%

	Nine Months Ended
	June 28, 2014		June 29, 2013
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Specialty Lasers and Systems (SLS)	$418,208	71.0%	$423,608	71.0%
Commercial Lasers and Components (CLC)	171,087	29.0%	173,377	29.0%
Total	$589,295	100.0%	$596,985	100.0%

Quarterly

Net sales for the third quarter of fiscal 2014 decreased by $17.2 million, or 8%, compared to the third quarter of fiscal 2013, with decreases of $11.9 million, or 8%, in our SLS segment and decreases of $5.3 million, or 8%, in our CLC segment.

The decrease in our SLS segment sales was primarily due to lower shipments for flat panel display applications due to timing for shipment of large systems and lower demand for advanced research applications used by university and government research groups partially offset by higher medical and semiconductor application sales. The decrease in our CLC segment sales was primarily due to lower advanced packaging application sales due to market softness partially offset by higher sales for medical applications.

Year-to-date

Net sales for the first nine months of fiscal 2014 decreased by $7.7 million, or 1%, compared to the first nine months of fiscal 2013, with decreases of $5.4 million, or 1%, in our SLS segment and decreases of $2.3 million, or 1%, in our CLC segment.

The decrease in our SLS segment sales was primarily due to lower shipments for flat panel display applications due to timing for shipment of large systems and lower materials processing applications sales partially offset by higher shipments for semiconductor and medical applications. The decrease in our CLC segment sales was primarily due to lower advanced packaging and military application sales partially offset by higher medical and instrumentation application sales.

GROSS PROFIT

Consolidated

Our gross profit rate decreased to 37.8% in the third quarter of fiscal 2014 from 39.0% and decreased to 39.4% from 39.7% in the first nine months of fiscal 2014 compared to the same periods one year ago.

The third quarter decrease in the gross profit rate of 1.2% was primarily due to unfavorable product margins (2.0%) resulting from unfavorable mix with lower sales to the instrumentation market and higher sales to the materials processing market as well as lower service revenue in the flat panel display market; higher intangibles amortization (0.1%) as a percentage of sales due to lower sales volumes and the amortization of IPR&D for Lumera; and higher stock-related compensation expense (0.1%). These decreases were partially offset by lower warranty costs (0.5%) due to fewer warranty events and lower other costs (0.5%) primarily due to lower freight and duty and lower inventory step up amortization from the acquisition of Lumera recorded in the third quarter of fiscal 2013 as a percentage of sales.

The 0.3% decrease in the gross profit rate during the first nine months of fiscal 2014 was primarily due to unfavorable product margins (0.3%) resulting from unfavorable mix in the OEM and instrumentation and material processing markets in the CLC segment and higher intangibles amortization (0.2%) due to the acquisitions of Lumera at the end of the first quarter of fiscal 2013 and Innolight in the first quarter of fiscal 2013 partially offset by lower other costs (0.2%) primarily due to lower inventory step up amortization from the acquisition of Lumera recorded in the third quarter of fiscal 2013 and lower freight and duty as a percentage of sales.

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

Specialty Lasers and Systems

The gross profit rate in our SLS segment increased to 40.9% in the third quarter of fiscal 2014 from 40.3% and increased to 42.5% from 41.6% in the first nine months of fiscal 2014 compared to the same periods one year ago.

The 0.6% third quarter increase in the gross profit rate was primarily due to lower warranty costs (1.0%) due to fewer warranty events and lower other costs (0.4%) primarily due to lower freight and duty and lower inventory step up amortization from the acquisition of Lumera recorded in the third quarter of fiscal 2013 as a percentage of sales. These increases were partially offset by unfavorable product costs (0.6%) resulting from higher rework costs and higher intangibles amortization (0.2%) as a percentage of sales due to lower sales volumes and the beginning of amortization of IPR&D for Lumera in the third quarter of fiscal 2014.

The 0.9% increase in the gross profit rate during the first nine months of fiscal 2014 was primarily due to lower warranty costs (0.6%) due to fewer warranty events, lower other costs (0.5%) due to inventory step up amortization from the acquisition of Lumera recorded in fiscal 2013, lower inventory provisions and lower freight and duty as a percentage of sales as well as favorable product costs (0.1%) due to favorable mix in the microelectronics market net of the unfavorable impact of foreign exchange rates. The increases were partially offset by higher intangibles amortization (0.3%) due to the acquisitions of Lumera at the end of the first quarter of fiscal 2013 and Innolight in the first quarter of fiscal 2013 and the beginning of amortization of IPR&D for Lumera in the third quarter of fiscal 2014.

Commercial Lasers and Components

The gross profit rate in our CLC segment decreased to 31.6% in the third quarter of fiscal 2014 from 36.7% in the third quarter of fiscal 2012 and decreased to 33.2% from 36.3% compared to the same periods one year ago.

The 5.1% third quarter decrease in the gross profit rate was primarily due to unfavorable product costs (5.3%) resulting from unfavorable product mix within the OEM components and instrumentation, and materials processing markets and the impact of lower volumes in the microelectronics market and higher warranty costs due to higher warranty events and the impact of lower sales volumes (0.4%) partially offset by lower other costs (0.6%) due to lower inventory provisions and lower freight and duty as a percentage of sales.

The 3.1% decrease in the gross profit rate during the first nine months of fiscal 2014 was primarily due to unfavorable product costs (1.3%) resulting from unfavorable mix in the OEM components and instrumentation, and material processing markets, higher warranty costs (1.2%) due to increased warranty events and the impact of a higher installed base on lower revenues and higher other costs (0.6%) due to higher inventory provisions and higher freight and duty as a percentage of sales.

OPERATING EXPENSES:

	Three Months Ended
	June 28, 2014		June 29, 2013
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$19,046	9.7%	$21,782	10.2%
Selling, general and administrative	37,226	19.0%	38,748	18.1%
Amortization of intangible assets	841	0.4%	1,290	0.6%
Total operating expenses	$57,113	29.1%	$61,820	28.9%

	Nine Months Ended
	June 28, 2014		June 29, 2013
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$60,396	10.2%	$61,229	10.3%
Selling, general and administrative	116,413	19.7%	113,076	18.9%
Amortization of intangible assets	2,691	0.5%	4,086	0.7%
Total operating expenses	$179,500	30.4%	$178,391	29.9%

Research and development

Quarterly

Research and development (“R&D”) expenses decreased $2.7 million, or 13%, during the third fiscal quarter ended June 28, 2014 compared to the same quarter one year ago. The $2.9 million decrease was primarily due to higher customer reimbursements and lower other spending on various projects and headcount partially offset by the unfavorable impact of foreign exchange rates.

On a segment basis as compared to the prior year period, SLS research and development spending decreased $2.4 million primarily due to lower net spending on projects due to higher customer reimbursements. CLC spending decreased $0.2 million due to lower project spending. Corporate and other spending decreased $0.1 million.

Year-to-date

R&D expenses decreased $0.8 million, or 1%, during the nine months ended June 28, 2014 compared to the same period one year ago. The $2.0 million decrease for the first nine months was primarily due to higher customer reimbursements for development projects net of higher other spending on various projects and headcount partially offset by the unfavorable impact of foreign exchange rates ($0.9 million) and $0.3 million other spending including higher charges for increases in deferred compensation plan liabilities with the related expenses for decreases in deferred compensation assets recorded in other income (expense) and higher stock-related compensation expense.

On a segment basis for the first nine months of fiscal 2014 as compared to the prior year period, SLS research and development spending decreased $1.0 million primarily due to lower net spending on projects due to higher customer reimbursements for net of higher other spending on projects partially offset by the impact of foreign exchange rates. CLC project spending was flat. Corporate and other spending increased $0.2 million due to higher charges for increases in deferred compensation plan liabilities and higher stock-related compensation expense.

Selling, general and administrative

Quarterly

Selling, general and administrative (“SG&A”) expenses decreased $1.5 million or 4%, during the third fiscal quarter ended June 28, 2014 compared to the same quarter one year ago.  The decrease was primarily due to lower representative commissions ($0.8 million), $0.3 million lower payroll spending primarily due to lower variable compensation net of increased salaries and benefits and $0.4 million lower other net variable spending.

On a segment basis as compared to the prior year period, SLS segment expenses decreased $0.3 million primarily due to the lower representative commissions partially offset by higher other variable spending. CLC spending decreased $0.1 million primarily due to lower representative commissions partially offset by higher other variable spending. Spending for Corporate and other decreased $1.1 million primarily due to lower payroll spending and lower other variable spending including lower charges for increases in deferred compensation plan liabilities and lower spending on legal and other consulting.

Year-to-date

SG&A expenses increased $3.3 million, or 3%, during the nine months ended June 28, 2014 compared to the same period one year ago. The increase for the first nine months was primarily due to $2.1 million higher payroll spending due to higher headcount and increased salaries and benefits and higher variable compensation; $0.7 million related to the acquisitions of Lumera and Innolight in the first quarter of fiscal 2013 and $0.6 million higher charges for increases in deferred compensation plan liabilities with the related expenses for decreases in deferred compensation assets recorded in other income (expense). The increases were partially offset by $0.1 million lower other variable spending on consulting and legal costs for acquisitions and lower representative commissions net of the unfavorable impact of foreign exchange rates.

On a segment basis for the first nine months of fiscal 2014 as compared to the prior year period, SLS segment expenses increased $1.8 million primarily due to the acquisitions of Lumera and Innolight, the impact of foreign exchange rates and higher and payroll spending partially offset by lower other variable spending including lower representative commissions. CLC spending increased $1.7 million primarily due to higher payroll and other variable spending. Spending for Corporate and other decreased $0.2 million primarily due to lower legal and consulting related to acquisitions and lower other variable spending partially offset by higher charges for increases in deferred compensation plan liabilities and higher headcount spending.

Amortization of intangible assets

Amortization of intangible assets decreased $0.4 million in the three months ended June 28, 2014 and decreased $1.4 million during the nine months ended June 28, 2014 compared to the same periods last year. The decreases were primarily due to the completion of amortization of certain intangibles from the acquisition of Lumera and other prior acquisitions.

OTHER INCOME (EXPENSE) — NET

Other income, net of other expense, increased $0.7 million and $1.7 million during the three and nine months ended June 28, 2014 compared to the same periods one year ago. The quarterly decrease in net other expense was primarily due to lower net foreign exchange losses ($1.2 million) due to the significant movement in the Japanese Yen in April and June 2013 and $0.2 million higher interest income partially offset by lower gains, net of expenses, on our deferred compensation plan assets ($0.7 million). The increase in net other income for the first nine months of fiscal 2014 was primarily due to $1.2 million higher gains, net of expenses, on our deferred compensation plan assets and lower net foreign exchange losses ($0.4 million).

On June 8, 2010, we invested $2.0 million in SiOnyx, Inc., a privately-held company.  The investment is included in other assets and is being carried on a cost basis.  Certain events have occurred at SiOnyx during the third quarter of fiscal 2014 that may indicate our investment is impaired.  We are currently determining if such impairment is temporary or other-than-temporary and any impairment charge would result in a non-cash charge to other income (expense) in our results of operations.

 INCOME TAXES

The effective tax rate on income before income taxes for the third quarter of fiscal 2014 of 23.2% and the effective tax rate on income before income taxes of 25.3% for the nine months ended June 28, 2014 were lower than the statutory rate of 35.0%
primarily due to permanent differences related to the benefit of income subject to foreign tax rates that are lower than U.S. tax rates including Korea and Singapore tax exemptions and the benefit of foreign tax credits. These amounts are partially offset by deemed dividend inclusions under the Subpart F tax rules, stock compensation not deductible for tax purposes and limitations on the deductibility of compensation under IRC Section 162(m).

The effective tax rate for the third quarter of fiscal 2013 of 18.6% and the effective tax rate of 20.6% for the nine months ended June 29, 2013 were lower than the statutory rate of 35.0% primarily due to permanent differences related to the benefit of income subject to foreign tax rates that are lower than U.S. tax rates including Korea and Singapore tax exemptions, the benefit of foreign tax credits, the benefit of the federal research and development tax credits including renewal of the federal research and development tax credits for fiscal 2012 and the benefit of releasing foreign tax reserves accrued under ASC 740-10 and related interest. These amounts are partially offset by deemed dividend inclusions under the Subpart F tax rules, stock compensation not deductible for tax purposes and limitations on the deductibility of compensation under IRC Section 162(m).

LIQUIDITY AND CAPITAL RESOURCES

At June 28, 2014, we had assets classified as cash and cash equivalents, as well as time deposits and fixed income securities classified as short-term investments, in an aggregate amount of $303.3 million, compared to $250.1 million at September 28, 2013. At June 28, 2014, approximately $197.4 million of this cash and securities was held in certain of our foreign subsidiaries, $125.5 million of which was denominated in currencies other than the U.S. dollar. We currently have approximately $196.4 million of the cash, including investments in U.S. Treasury securities, held by our foreign subsidiaries where we intend to permanently reinvest our accumulated earnings in these entities and our current plans do not demonstrate a need for these funds to support our domestic operations. If, however, a portion of these funds were needed for and distributed to our operations in the United States, we would be subject to additional U.S. income taxes and foreign withholding taxes. The amount of the taxes due would depend on the amount and manner of repatriation, as well as the location from where the funds are repatriated. We actively monitor the third-party depository institutions that hold these assets, primarily focusing on the safety of principal and secondarily maximizing yield on these assets. We diversify our cash and cash equivalents and investments among various financial institutions, money market funds and sovereign debt in order to reduce our exposure should any one of these financial institutions or financial instruments fail or encounter difficulties. To date, we have not experienced any material loss or lack of access to our invested cash, cash equivalents or short-term investments. However, we can provide no assurances that access to our invested cash, cash equivalents or short-term investments will not be impacted by adverse conditions in the financial markets.
Subsequent to the end of the third fiscal quarter of 2014, in July 2014, we converted $62.7 million of cash and securities held in certain of our foreign subsidiaries to U.S. dollars and invested those funds in U.S. Treasury securities within a European subsidiary whose functional currency is the U.S. dollar. Accordingly, there will be no future translation expense arising from this entity holding U.S. dollar denominated investments. The converted funds were not repatriated to the U.S. and no U.S. tax was triggered on the transfer of these funds to the European subsidiary.

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

	Nine Months Ended
	June 28, 2014	June 29, 2013
	(in thousands)
Net cash provided by operating activities	$64,897	$66,759
Sales of shares under employee stock plans	10,513	15,708
Cash dividend paid on common stock	—	(24,040)
Capital expenditures	(17,862)	(15,366)
Acquisition of businesses, net of cash acquired	—	(67,289)

Net cash provided by operating activities decreased by $1.9 million for the first nine months of fiscal 2014 compared to the same period one year ago. The decrease in cash provided by operating activities was primarily due to lower cash flows from the timing of accounts payable and inventory purchases as well as lower income from operations partially offset by higher cash flows from the timing of accounts receivable and other current liabilities as well as the timing of tax payments. We believe that our existing cash, cash equivalents and short term investments combined with cash to be provided by operating activities will be adequate to cover our working capital needs and planned capital expenditures for at least the next 12 months to the extent such items are known or are reasonably determinable based on current business and market conditions. However, we may elect to finance certain of our capital expenditure requirements through borrowings under our bank credit facilities or other sources of capital. We continue to follow our strategy to further strengthen our financial position by using available cash flow to fund operations.

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

On December 10, 2012, we announced that our Board of Directors approved a $1.00 per share special cash dividend on our outstanding common stock payable on December 27, 2012 to stockholders of record on December 19, 2012, resulting in a payment of $24.0 million in the first quarter of fiscal 2013. We do not expect to pay any additional dividends in the foreseeable future.

On July 25, 2014, our Board of Directors authorized a buyback program whereby we are authorized to repurchase up to $25 million of our common stock from time to time through July 31, 2015. See Note 18 "Subsequent Events".

Additional sources of cash available to us were domestic and international currency lines of credit and bank credit facilities totaling $65.6 million as of June 28, 2014, of which $61.8 million was unused and available. These unsecured credit facilities were used in Europe and Japan during the first nine months of fiscal 2014. Our domestic line of credit consists of a $50 million unsecured revolving credit account with Union Bank of California, which expires on May 31, 2017 and is subject to covenants related to financial ratios and tangible net worth. No amounts have been drawn upon our domestic line of credit, $0.8 million was used as a cash overdraft in Japan and $3.0 million of the international currency lines has been used as guarantees as of June 28, 2014.

Our ratio of current assets to current liabilities was 4.6:1 at June 28, 2014 compared to 4.3:1 at September 28, 2013. The increase in our ratio is primarily due to increases in cash and short-term investments, prepaid and other assets and inventories as well as lower taxes payable partially offset by increase in other current liabilities. Our cash and cash equivalents, short-term investments, working capital and debt obligations are as follows:

	June 28, 2014	September 28, 2013
	(in thousands)
Cash and cash equivalents	$149,568	$110,444
Short-term investments	153,692	139,666
Working capital	552,080	483,398
Total debt obligations	836	2

Contractual Obligations and Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Regulation S-K of the Securities Act of 1933. Information regarding our long-term debt payments, operating lease payments, asset retirement obligations, purchase commitments with suppliers and purchase obligations is provided in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended September 28, 2013. There have been no material changes in contractual obligations outside of the ordinary course of business since September 28, 2013. Information regarding our other financial commitments at June 28, 2014 is provided in the notes to the condensed consolidated financial statements in this filing.

Changes in Financial Condition

Cash provided by operating activities during the first nine months of fiscal 2014 was $64.9 million, which included net income of $40.0 million, depreciation and amortization of $27.3 million, stock-based compensation expense of $14.2 million partially offset by cash used by operating assets and liabilities of $13.1 million, net increases in deferred tax assets of $3.1 million and $0.4 million other. Cash provided by operating activities during the first nine months of fiscal 2013 was $66.8 million, which included net income of $45.8 million, depreciation and amortization of $26.7 million, stock-based compensation expense of $14.3 million and $0.3 million other partially offset by cash used by operating assets and liabilities of $20.3 million.

Cash used in investing activities during the first nine months of fiscal 2014 was $31.3 million, which included $17.4 million used to acquire property and equipment and improve buildings net of proceeds from dispositions and $13.9 million net purchases of available-for-sale securities. Cash used in investing activities during the first nine months of fiscal 2013 was $46.2 million, which included $67.3 million used to acquire Lumera and Innolight and $15.2 million used to acquire property and equipment and improve buildings partially offset by $36.3 million net sales of available-for-sale securities.

Cash provided by financing activities during the first nine months of fiscal 2014 was $3.6 million, which included $10.5 million generated from our employee stock option and purchase plans and $0.9 million net borrowings partially offset by $7.8 million outflows due to net settlement of restricted stock. Cash used by financing activities during the first nine months of fiscal 2013 was $12.5 million, which included a $24.0 million cash dividend on our common stock and $4.2 million outflows due to net settlement of restricted stock partially offset by $15.7 million generated from our employee stock option and stock purchase plans.

Changes in exchange rates during the first nine months of fiscal 2014 increased our cash balances by $2.0 million. Changes in exchange rates during the first nine months of fiscal 2013 increased our cash balances by $5.5 million.

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

Interest rate sensitivity

A portion of our investment portfolio is composed of fixed income securities. These securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately (whether due to changes in overall market rates or credit worthiness of the issuers of our individual securities) and uniformly by 10% from levels at June 28, 2014, the fair value of the portfolio, based on quoted market prices in active markets involving similar assets, would decline by an immaterial amount due to their short-term maturities. We have the ability to generally hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. If necessary, we may sell short-term investments prior to maturity to meet our liquidity needs.

At June 28, 2014, the fair value of our available-for-sale debt securities was $153.7 million, all of which were classified as short-term investments.  Gross unrealized gains and losses on available-for-sale debt securities were $733,000 and $(11,000), respectively, at June 28, 2014.

Foreign currency exchange risk

We maintain operations in various countries outside of the United States and have foreign subsidiaries that manufacture and sell our products in various global markets. The majority of our sales are transacted in U.S. dollars. However, we do generate net revenues in other currencies, primarily the Japanese Yen, the Euro and the Korean Won. As a result, our earnings, cash flows and cash balances are exposed to fluctuations in foreign currency exchange rates. We attempt to limit these exposures through financial market instruments. We utilize derivative instruments, primarily forward contracts with maturities of three months or less, to manage our exposure associated with anticipated cash flows and net asset and liability positions denominated in foreign currencies. Gains and losses on the forward contracts are mitigated by gains and losses on the underlying instruments. We do not use derivative financial instruments for trading purposes.

Coherent on occasion enters into currency forward exchange contracts to hedge specific anticipated foreign currency denominated transactions generally expected to occur within the next 12 months. These cash flow hedges are designated for hedge accounting treatment and gains and losses on these contracts are recorded in accumulated other comprehensive income in stockholder's equity and reclassified into earnings at the time that the related transactions being hedged are recognized in earnings. See Note 5 "Derivative instruments and hedging activities".

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

At June 28, 2014, approximately $197.4 million of our cash, cash equivalents and short-term investments were held outside of U.S. in certain of our foreign operations, $125.5 million of which was denominated in currencies other than the U.S. dollar.

A hypothetical 10% change in foreign currency rates on our forward contracts would not have a material impact on our results of operations, cash flows or financial position.

The following table provides information about our foreign exchange forward contracts at June 28, 2014. The table presents the weighted average contractual foreign currency exchange rates, the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date and fair value. The U.S. notional fair value represents the contracted amount valued at June 28, 2014 rates.

Forward contracts to sell (buy) foreign currencies for U.S. dollars (in thousands, except contract rates):

	Average Contract Rate	U.S. Notional Contract Value	U.S. Notional Fair Value
Non-Designated - For US Dollars
Euro	1.3619	$(35,599)	$(35,580)
Japanese Yen	101.7559	$5,186	$5,167
British Pound	1.6760	$2,784	$2,741
Korean Won	1,023.6000	$3,308	$3,277
Chinese Renminbi	6.1935	$11,551	$11,478
Singapore Dollar	1.256	$(3,053)	$(3,037)

Non- Designated - For Euros:
Japanese Yen	101.8345	$2,018	$2,009

Designated - For US Dollars
Euro	1.3936	$(11,149)	$(11,397)

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of June 28, 2014 (“Evaluation Date”).  The controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 28, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Income Tax Audits

We are subject to taxation and file income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. For U.S. federal income tax purposes, all years prior to 2011 are closed. In our major foreign jurisdictions and our major state jurisdictions, the years prior to 2006 and 2009, respectively, are closed to examination. Earlier years in our various jurisdictions may remain open for adjustment to the extent that we have tax attribute carryforwards from those years. In December 2011 and January 2012, three of our German subsidiaries received notices of tax audits for the fiscal years 2006 through 2010. We received a preliminary assessment for two of the German subsidiaries and the amount is immaterial; the audit for the other German subsidiary is currently in process. In addition, we received in July 2014 a final tax assessment for our German subsidiary of Coherent Kaiserslautern GmbH (formerly Lumera Laser GmbH) that was acquired in December 2012 and was under audit for the fiscal years 2007 through 2009. The tax assessment is immaterial and since the years under the audit for Coherent Kaiserslautern GmbH are related to the pre-acquisition periods, the amount should be recoverable from the escrow account for the acquisition.

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

•	the timing and receipt of bookings and the timing of conversion of bookings to net sales;

•	the concentration of a significant amount of our backlog, and resultant net sales, with a few customers;

•	cancellation of customer orders and rescheduling of shipments;

•	fluctuations in our product mix;

•	the ability of our customers' other suppliers to provide sufficient material to support our customers' products;

•	currency fluctuations and stability, in particular the Euro, the Japanese Yen, the Korean Won, the Chinese Renminbi and the US dollar as compared to each other and other currencies;

•	commodity pricing;

•	introductions of new products and product enhancements by our competitors, entry of new competitors into our markets, pricing pressures and other competitive factors;

•	our ability to develop, introduce, manufacture and ship new and enhanced products in a timely manner without defects;

•	our customers ability to integrate our products into their products;

•	the ability of our customers to timely meet the requirements of their end customers;

•	our ability to manage our capacity and that of our suppliers;

•	our increased reliance on contract manufacturing;

•	the rate of market acceptance of our new products;

•	the ability of our customers to pay for our products;

•	expenses associated with acquisition-related activities;

•	seasonal sales trends;

•	access to applicable credit markets by us, our customers and their end customers;

•	delays or reductions in customer purchases of our products in anticipation of the introduction of new and enhanced products by us or our competitors;

•	our ability to control expenses;

•	the level of capital spending of our customers;

•	potential excess and/or obsolescence of our inventory;

•	costs and timing of adhering to current and developing governmental regulations and reviews relating to our products and business;

•	costs related to acquisitions of technology or businesses;

•	impairment of goodwill, intangible assets and other long-lived assets;

•	our ability to meet our expectations and forecasts and those of public market analysts and investors;

•	the availability of research funding by governments with regard to our customers in the scientific business, such as universities;

•	continued government spending on defense-related projects where we are a subcontractor;

•	maintenance of supply relating to products sold to the government on terms which we would prefer not to accept;

•	changes in policy, interpretations, or challenges to the allowability of costs incurred under government cost accounting standards;

•	damage to our reputation as a result of coverage in social media, Internet blogs or other media outlets;

•	managing our and other parties' compliance with contracts in multiple languages and jurisdictions;

•	managing our internal and third party sales representatives and distributors, including compliance with all applicable laws;

•	impact of government economic policies on macroeconomic conditions;

•	costs and expenses from litigation;

•	costs associated with designing around or payment of licensing fees associated with issued patents in our fields of business;

•	government support of the alternative energy industries, such as solar;

•	the future impact of legislation, rulemaking, and changes in accounting, tax, defense procurement, or export policies; and

•	distraction of management related to acquisition or divestment activities.

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

For the three and nine months ended June 28, 2014, 74% of our net sales were derived from customers outside of the United States. For fiscal 2013, fiscal 2012 and fiscal 2011, 77%, 76%, and 74%, respectively, of our net sales were derived from customers outside of the United States. We anticipate that foreign sales, particularly in Asia, will continue to account for a significant portion of our net sales in the foreseeable future.

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

The United States and many foreign governments impose tariffs and duties on the import and export of products, including some of those which we sell. In particular, given our worldwide operations, we pay duties on certain products when they are imported into the United States for repair work as well as on certain of our products which are manufactured by our foreign subsidiaries. These products can be subject to a duty on the product value. Additionally, the United States and various foreign governments have imposed tariffs, controls, export license requirements and restrictions on the import or export of some technologies, especially encryption technology. From time to time, government agencies have proposed additional regulation of encryption technology, such as requiring the escrow and governmental recovery of private encryption keys. Governmental regulation of encryption technology and regulation of imports or exports, or our failure to obtain required import or export approval for our products, could harm our international and domestic sales and adversely affect our net sales. From time to time our duty calculations and payments are audited by government agencies. In the event of an adverse audit result, we could be liable for additional payments, duties, taxes and penalties, any of which could have a material adverse effect on our business or financial position, results of operations, or cash flows.

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

For the three and nine months ended June 28, 2014, our research and development costs were $19.0 million (9.7% of net sales) and $60.4 million (10.2% of net sales). For our fiscal years 2013, 2012 and 2011, our research and development costs were $82.8 million (10.2% of net sales), $78.3 million (10.2% of net sales) and $81.2 million (10.1% of net sales), respectively. We cannot assure you that our expenditures for research and development will result in the introduction of new products or, if such products are introduced, that those products will achieve sufficient market acceptance or to generate sales to offset the costs of development. Our failure to address rapid technological changes in our markets could adversely affect our business and results of operations.

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

10.1+
First Modification Agreement to Amended and Restated Loan Agreement, dated as of May 30, 2014, by and between Coherent, Inc. and Union Bank, N.A. (Previously filed as Exhibit 10.1 to Form 8-K filed on June 3, 2014)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

+	This exhibit was previously filed with the Commission as indicated and are incorporated herein by reference.

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

Coherent, Inc.
(Registrant)

Date:	August 5, 2014	/s/:	JOHN R. AMBROSEO
John R. Ambroseo
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 5, 2014	/s/:	HELENE SIMONET
Helene Simonet
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1+
First Modification Agreement to Amended and Restated Loan Agreement, dated as of May 30, 2014, by and between Coherent, Inc. and Union Bank, N.A. (Previously filed as Exhibit 10.1 to Form 8-K filed on June 3, 2014)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

+	This exhibit was previously filed with the Commission as indicated and are incorporated herein by reference.

*
In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.