Form 10-K
period 2014-09-27
COHERENT INC
filed 2014-11-25
CIK 21510

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 27, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of November 24, 2014, 25,119,099 shares of common stock were outstanding. The aggregate market value of the voting shares (based on the closing price reported on the NASDAQ Global Select Market on March 29, 2014, of Coherent, Inc., held by nonaffiliates was approximately $1,212,186,779. For purposes of this disclosure, shares of common stock held by persons who own 5% or more of the outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the Rules and Regulations of the Exchange Act. This determination of affiliate status is not necessarily conclusive.
DOCUMENT INCORPORATED BY REFERENCE

Use these links to rapidly review the document

PART IV

Portions of the registrant's Proxy Statement for the registrant's fiscal 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of the Form 10-K to the extent stated herein. The Proxy Statement or an amended report on Form 10-K will be filed within 120 days of the registrant's fiscal year ended September 27, 2014.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This annual report contains certain forward-looking statements. These forward-looking statements include, without limitation, statements relating to:

•expansion into, and financial returns from, new markets;

•maintenance and development of current and new customer relationships;

•enhancement of market position through existing or new technologies;

•timing of new product introductions and shipments;

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

•net sales and operating results;

•capital spending;

•order volumes;

•variations in stock price;

•growth in our operations;

•market acceptance of products;

•trends in the instrumentation market;

•controlling our costs;

•sufficiency and management of cash, cash equivalents and investments;

•acquisition efforts, payment methods for acquisitions and utilization of technology from our acquisitions;

•sales by geography;

•effect of legal claims;

•expectations regarding the payment of future dividends;

•effect of competition on our financial results;

•plans to renew leases when they expire;

•accounting for goodwill and intangible assets, inventory valuation, warranty reserves and taxes; and

•impact from our use of financial instruments.

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

PART I

ITEM 1.    BUSINESS
GENERAL
Business Overview
Our fiscal year ends on the Saturday closest to September 30. Fiscal years 2014, 2013 and 2012 ended on September 27, September 28, and September 29, respectively, and are referred to in this annual report as fiscal 2014, fiscal 2013 and fiscal 2012 for convenience. Fiscal years 2014, 2013 and 2012 included 52 weeks.
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
Microelectronics
Nowhere is the trend towards miniaturization more prevalent than in the Microelectronics market where smart phones, tablets, ultrabooks, personal computers ("PC's"), televisions ("TV's") and now "wearables" are driving advances in displays, integrated circuits and PCBs. In response to market demands and expectations, semiconductor and device manufacturers are continually seeking to improve their process and design technologies in order to manufacture smaller, more powerful and more reliable devices at lower cost. New laser applications and new laser technologies are a key element in delivering higher resolution and higher precision at lower manufacturing cost.
We support three major markets in the microelectronics industry: (1) flat panel display ("FPDs") manufacturing, (2) advanced packaging and interconnects and (3) semiconductor front-end.
Microelectronics—flat panel display manufacturing
The high-volume consumer market is driving the production of FPDs in applications such as mobile phones, tablets, ultrabooks, laptop computers, TVs and wearables. There are several types of established and emerging displays based on quite different technologies, including liquid crystal ("LCD") and organic polymers ("OLED"). Each of these technologies utilize laser applications due to the fact that lasers enable higher process speed, better yield, improved battery life, lower cost and/or superior display brightness and resolution.
Several display types require a high-density pattern of silicon thin film transistors ("TFTs"). If this silicon is polycrystalline, the display performance is greatly enhanced. In the past, these polysilicon layers could only be produced on expensive special glass at high temperatures. However, excimer-based processes, such as excimer laser annealing ("ELA") have allowed high-volume production of low-temperature polysilicon ("LTPS") on conventional glass substrates. Our excimer lasers provide an invaluable solution for LTPS because they are the only industrial-grade excimer lasers with the high pulse energy optimized for this application. The current state-of-the-art product for this application is our excimer VYPER laser, which delivers over 1000W of power, enabling customers to scale to current Generation 5 & 5.5 substrates all the way up to Generation 8 sizes. These systems are integral to the manufacturing process on all leading LTPS-based smart phone displays, with the highest commercially available pixel densities of greater than 300 pixels per inch (ppi), with the current trends going to even higher ppi for high end smart phones, and hold the potential for deployment in tablet display and OLED TV manufacturing.
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
Lasers have also become a valuable tool in high-brightness ("HB") LED manufacturing, improving LED performance and yield. LEDs have widespread adoption as the light source in all categories of LCD displays, from phones all the way to full size TVs and moving into general lighting. Our lasers are used in back-end processing of HB-LEDs.

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
Our Semiconductor business provides higher power arrays with powers in excess of 50 kilowatts through proprietary cooling and stacking technology. This unique technology provides the engine for both our Highlight direct diode systems as well as our Highlight kW class and upcoming multi-kilowatt class fiber lasers. Our differentiated fiber laser design offers our customers a higher level of integration and additional options for product serviceability. Our fiber lasers are used for metal cutting, cladding, welding and additive manufacturing applications.
Complementing our high power solid state lasers is our industry leading DIAMOND E1000 CO2 laser. Introduced in 2009, this laser remains in high demand due to its high power, small size and completely sealed design - all ideal for materials processing.
Combining the high power Direct Diode, Fiber and CO2 offerings with our META flatbed cutting tool provides a strong, compelling four-pronged approach to meeting the needs of our diverse materials processing customers. The new META 10C offers the industry's most compact 1kW tool, with tool footprints at least 50% smaller than competitive designs. Due to its accurate power control it offers highest versatility and cuts and engraves metal, plastics and organics in one setup. Operating costs, due to a combination of input power efficiencies and the sealed nature of the DIAMOND series of CO2 lasers, are 50% less than similar, but larger tools.
We also participate in the low to medium power area, including such applications as the cutting, drilling and joining of a host of materials using our DIAMOND CO2 lasers; Highlight fiber array product ("FAP") semiconductor lasers in OEM opportunities and direct end user applications with META cutting tools; applications including cutting, perforating and scoring of paper, thin metals and packaging materials; and various cutting and patterning applications in the textile, wood and sign industries. In the specific area of textiles and clothing, our DIAMOND lasers service older applications, such as cutting complex shapes in leather for footwear, as well as newer applications such as creating detailed fade patterns on designer denims.
Laser marking and coding are generally considered part of the precision materials processing applications market for which we remain a leading supplier. The optimum choice of laser depends on the material being marked, whether it is a surface mark (engraved) or a sub-surface mark, and the specific economics of the application. Our DIAMOND J, C and GEM Series of CO2 lasers provide many systems manufacturers with a reliable cost effective source for marking and engraving on non-metals. In addition, our Matrix and Helios product lines of reliable, compact and low-cost DPSS lasers provide an ideal solution for marking of other materials in high volume manufacturing.
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
Bio-instrumentation
Bio-instrumentation applications for lasers include bio-agent detection for point source and standoff detection of pathogens or other bio-toxins; confocal microscopy for biological imaging that allows researchers and clinicians to visualize cellular and subcellular structures and processes with an incredible amount of detail; DNA sequencing that provides automation and data acquisition rates that would be impossible by any other method; drug discovery—genomic and proteomic analyses that enable drug discovery to proceed at very high throughput rates; and flow cytometry for analyzing single cells or populations of cells in a heterogeneous mixture, including blood samples. Our OBIS, Flare, Galaxy, Sapphire, Compass, BioRay and Coherent CUBE lasers are used in several bio-instrumentation applications.
Medical Therapy
We sell a variety of components and lasers to medical laser companies in end-user applications such as ophthalmology, aesthetic, surgical, therapeutic and dentistry. Our DIAMOND series CO2 lasers are widely used in ophthalmic, aesthetic and surgical markets. We have a leading position in Lasik and photorefractive keratectomy surgery methods with our ExciStar XS excimer laser platform. We also provide ultrafast lasers for use in cataract surgery, a growing applications space.
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
Scientific research and government programs
We are widely recognized as a technology innovator and the scientific market has historically provided an ideal "test market" for our leading-edge innovations. These have included ultrafast lasers, DPSS lasers, continuous-wave ("CW") systems, excimer gas lasers and water-cooled ion gas lasers. Our portfolio of lasers that address the scientific research market is broad and includes our Chameleon, COMPexPro, Evolution, Legend, Libra, MBD, MBR, Vitara, Mephisto, Mira and Verdi lasers. Many of the innovations and products pioneered in the scientific marketplace have become commercial successes for both our OEM customers and us.
We have a large installed base of scientific lasers which are used in a wide range of applications spanning virtually every branch of science and engineering. These applications include biology and life science, engineering, physical chemistry and physics. Most of these applications require the use of ultrafast lasers that enable the generation of pulses short enough to be measured in femto- or attoseconds (10-15 to 10-18 seconds). Because of these very short pulse durations, ultrafast lasers enable the study of fundamental physical and chemical processes with temporal resolution unachievable with any other tool. These lasers also deliver very high peak power and large bandwidths, which can be used to generate many exotic effects. Some of these are now finding their way into mainstream applications, such as microscopy or materials processing. The use of ultrafast lasers such as the Chameleon in microscopy is now a common occurrence in bio-imaging labs, and they have become a crucial tool in modern brain research. We recently released a new product called the Fidelity targeted to this market.
FUTURE TRENDS
Microelectronics
Lasers are widely used in mass production microelectronics applications largely because they enable entirely new application capabilities that cannot be realized by any other known means. These laser-based fabrication and testing methods provide a level of precision, typically on a micrometer and nanometer level, that are unique, faster, are touch free, deliver superior end products, increase yields, and/or cut production costs. We anticipate this trend to continue, driven primarily by the increasing sophistication and miniaturization of consumer electronic goods and their convergence via the internet, resulting in increasing demand for better displays, more bandwidth and memory, and all packaged into devices which are lighter, thinner and consume less power. Although this market follows the macro-economic trends and carries inherent risks, we believe that we are well positioned to continue to capitalize on the current market trends and that we will see continued increased adoption of our solid-state, CO2, fiber, direct diode and excimer lasers, as all these lasers enable entirely new applications, performance improvements and reduced process costs.

LTPS-based high resolution mobile displays (greater than 300ppi), and especially the emergence of OLED technology, is evolving as the prevalent FPD technology. We believe we are well positioned, especially with our Vyper Excimer lasers and LB optical systems, to take advantage of this trend, including flexible OLED displays.
CO2, Avia, Matrix, Rapid, Talisker, Helios and direct diode lasers all seem aligned with the need for related FPD touch panel, film cutting, light guide technology, repair, frit welding, as well as sapphire and glass-cutting applications.

The trend for thinner and lighter devices is impacting the glass substrates used in today’s mobile devices requiring thinner glass with higher degrees of mechanical strength and scratch resistance. This trend also includes use of sapphire instead of glass. Mechanical means of cutting these glass and sapphire pieces are no longer adequate to meet future requirements and we expect lasers to play an increased role. Our CO2 and Rapid lasers are well positioned to take advantage of this trend.
Semiconductor devices look set to continue Moore's Law, shrinking device geometries for at least another decade, as well as expanding vertically into new 3D structures. As a result we believe our many UV laser sources (such as Azure, Paladin, Avia, Rapid, ExiStar and Matrix) will continue to find increasing adoption, since their unique optical properties align well with the process demands of a nanometer scale world.
The same lasers plus CO2 are also widely adopted for back end Advanced Packaging and Interconnect (API) applications. With dimension roadmaps showing a decade of dimension shrink on PCBs, interconnects, Silicon & LED scribe widths and wafer thickness, we believe that our portfolio of lasers aligns well with these demands as well as new processes that seem likely to be enabled by our lasers, to meet the increasing demands and decreasing tolerances of these markets.
Materials processing
The market for low to medium power CO2, solid state and semiconductor lasers used in industrial materials processing is very diverse. New product introductions such as our Diamond J-series and key design wins continue to support our growth in this area. These lasers represent a cost-effective manufacturing solution for cutting, joining, marking and engraving of non-metal materials including marking/coding, flat bed cutting, engraving, as well as the production of capital equipment for apparel and leather goods manufacturing.
The market for kW class fiber lasers has seen strong growth in recent years, replacing legacy multi-kW CO2 lasers in metal cutting and other applications. This trend will likely continue into the future. The favorable cost of ownership of high power diode and fiber lasers has expanded their use in a number of metal processing applications in addition to cutting. They have seen adoption in welding and brazing applications as well as newer growth areas in additive manufacturing like cladding and 3D printing. We believe we are well positioned to benefit from these large and growing markets with our line of kW fiber and diode lasers.
Our four-pronged approach to the higher power industrial laser market provides us with a unique combination of high power, precision and compact size, which we believe will be highly desirable in existing manufacturing environments as well as those of the future. We offer kilowatt Diamond CO2 lasers, kilowatt class Highlight fiber series (including a range of multi-kilowatt versions to be released) and up to 10kW Highlight direct diode lasers as well as the META family of turnkey laser machine tools. Several factors are enabling us to gain market share in the materials processing market. We have developed an expanded portfolio of lasers with a broad spectrum of wavelengths, enabling optimum solutions for virtually every metal and non-metal material type. At the same time, the reliability of these products has been achieved at even higher levels, lowering the cost of ownership.
OEM components and instrumentation
The bio instrumentation market is on a steady path in the most important areas: microscopy, flow cytometry and DNA sequencing, which all are enjoying solid research funding on a worldwide basis with some local variations. In this field, our OPSL technology gives us truly differentiated products at a number of important wavelengths. This advantage coupled with strong focus on meeting our customers’ demands for more compact and cost effective sources has made us very successful and we expect that to continue. Our OPSL technology resulted in the first truly continuous wave solid-state UV laser which enables the use of UV in a clinical as well as a research environment.
In the medical therapeutic area, we see solid business with several opportunities for growth. We supply excimer lasers used in refractive eye surgery and are actively involved in further developments in laser vision correction including the use of ultrafast lasers in applications such as laser cataract surgery where higher precision and use of advanced implants enable better and more reliable patient outcomes. Laser cataract surgery is a relatively new application which is expected to see strong growth over the next several years. We also have opportunities in dental procedures for both hard and soft tissue ablation, with greatly improved patient comfort and outcome. In the area of photocoagulation, our Genesis OPSL yellow lasers are being used as the wavelength is particularly suitable for the treatment of blood vessels. In aesthetic laser procedures, we are an OEM supplier of CO2 and semiconductor lasers to the major manufacturers of equipment used in the latest procedures in dermatology and hair removal.
Scientific research and government programs
Worldwide scientific funding seems very stable overall, with some regions growing and others just holding their current level. Bright spots include the strong push in neuroscience to better understand how the brain works. Lasers play a very important role in imaging brain structure as well as tracking activity in animal brains using techniques such as optogenetics. We believe that our current and upcoming products are well positioned to take advantage of this exciting opportunity. In physics and chemistry applications, our recent product introductions of high performance and industrially hardened ultrafast products have been very well received. While this is a very competitive market, we expect that our new products will position us for growth.

MARKET APPLICATIONS
We design, manufacture and market lasers, laser tools, precision optics and related accessories for a diverse group of customers. The following table lists our major markets and the Coherent technologies serving these markets.*

Market	Application	Technology
Microelectronics	Flat panel display	CO2 DPSS Excimer Ultrafast Semiconductor
	Advanced packaging and interconnects	CO2 DPSS Excimer Ultrafast
	Semiconductor front-end	CO2 DPSS OPSL Excimer Ion
Materials processing	Metal cutting, drilling, joining, cladding, surface treatment and additive manufacturing	CO2 Fiber Semiconductor Laser Machine Tools Ultrafast
	Laser marking and coding	CO2 DPSS Ultrafast
	Non-metal cutting, drilling	CO2 DPSS Ultrafast Excimer Semiconductor Laser Machine Tools
OEM components and instrumentation	Bio-Instrumentation	DPSS OPSL Semiconductor
	Graphic arts and display	OPSL CO2
	Medical therapy (OEM)	CO2 DPSS Ultrafast Excimer OPSL Semiconductor
Scientific research and government programs	All scientific applications	DPSS Excimer OPSL Ultrafast
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
Fiber lasers
Fiber lasers use semiconductor lasers to pump a doped optical fiber to produce a laser beam. The unique features of a fiber laser make them suitable for producing high power, continuous wave laser beams. We have introduced a 1 kilowatt fiber laser and we plan to introduce multi-kilowatt fiber lasers in fiscal 2015. Our fiber laser design has several unique features including a modular design for improved serviceability and diode bar based pumping. Due to packaging efficiency, diode bars reduce the overall cost of a fiber laser. Some of the most critical components inside a fiber laser include the gain fiber itself and the diodes providing the pump power. We are well positioned as a fiber laser supplier since we are vertically integrated with respect to these key technologies; we use diode bars and fiber manufactured in-house. We plan to continue to drive cost reduction in our diode laser pumps and demonstrate the scalability of the platform by moving up the power scale into the multi kilowatt regime. This platform will address the large growing high power metal cutting and joining market.
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
Our OPSL products are well suited to a wide range of applications, including the bio-instrumentation, medical therapeutics and graphic arts and display markets. We have expanded our offerings in the area of entertainment lighting using a variety of products across the visible spectrum and we also continue to expand our ultraviolet version of the OPSL platform called the Genesis, which was developed for the bio-instrumentation market.
Semiconductor lasers
High power edge emitting semiconductor diode lasers use the same principles as widely-used CD and DVD lasers, but produce significantly higher power levels. The advantages of this type of laser include smaller size, longer life, enhanced reliability and greater efficiency. We manufacture a wide range of discrete semiconductor laser products with wavelengths ranging from 650nm to over 1000nm and output powers ranging from 1W to over 100W, with highly integrated products in the kW range. These products are available in a variety of industry standard form factors including the following: bare die, packaged and fiber coupled single emitters and bars, monolithic stacks and fully integrated modules with microprocessor controlled units that contain power supplies and active coolers.
Our semiconductor lasers are used internally as the pump lasers in DPSS, fiber and OPSL products that are manufactured by us, as well as a wide variety of external medical, OEM, military and industrial applications, including aesthetic (hair removal, cosmetic dentistry), graphic arts, counter measures, rangefinders, target designators, cladding, hardening and plastic welding.

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
SALES AND MARKETING
We primarily market our products in the United States through a direct sales force. Our foreign sales are made principally to customers in South Korea, Japan, Germany, China and other European and Asia-Pacific countries. We sell internationally through direct sales personnel located in Canada, France, Germany, Italy, Japan, the Netherlands, China, South Korea, Taiwan and the United Kingdom, as well as through independent representatives in certain jurisdictions around the world. Foreign sales accounted for 74% of our total net sales in fiscal 2014, 77% of our total net sales in fiscal 2013 and 76% of our total net sales in fiscal 2012. Sales made to independent representatives and distributors are generally priced in U.S. dollars. A large portion of foreign sales that we make directly to customers are priced in local currencies and are therefore subject to currency exchange fluctuations. Foreign sales are also subject to other normal risks of foreign operations such as protective tariffs, export and import controls and political instability.
We had one customer, Advanced Process Systems Corporation, who contributed more than 10% of revenue during fiscal 2014, 2013 and 2012. We had another customer, Japan Steel Works, Ltd., who contributed more than 10% of revenue during fiscal 2012.
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
RESEARCH AND DEVELOPMENT
We are constantly developing and introducing new products as well as improving and refining existing products to better serve the markets we participate in. Our development efforts are focused on designing and developing products, services and solutions that anticipate customers' changing needs and emerging technological trends. Our efforts are also focused on identifying the areas where we believe we can make valuable contributions. Research and development expenditures for fiscal 2014 were $79.1 million, or 10.0% of net sales compared to $82.8 million, or 10.2% of net sales for fiscal 2013 and $78.3 million, or 10.2% of net sales for fiscal 2012. We work closely with customers, both individually and through our sponsored seminars, to develop products to meet customer application and performance needs. In addition, we are working with leading research and educational institutions to develop new photonics based solutions.

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
As part of our strategy to increase our market share and customer support in Asia as well as our continuing efforts to manage costs, we have transferred the production of additional products into both the Singapore and Malaysia factories. In addition, we expanded our repair activities in our China operation. This has allowed us to reduce service response time and inventories, providing benefits to us and to our customers. We have also established an International Procurement Office in Singapore and have started to increase our sourcing of materials from Asia to reduce material costs on a global basis. In fiscal 2012, we opened a tube refurbishment manufacturing site in South Korea to better service our customers in that region. In fiscal 2013, we expanded our manufacturing presence in Germany through the acquisitions of Innolight and Lumera.
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
Operations
Our products are manufactured at our sites in Santa Clara and Sunnyvale, California; Wilsonville, Oregon; East Hanover, New Jersey; Bloomfield, Connecticut; Salem, New Hampshire; Lübeck, Germany; Göttingen, Germany; Kaiserslautern, Germany; Hannover, Germany; Glasgow, Scotland; YongIn-Si, South Korea; Kallang Sector, Singapore; and Penang, Malaysia. In addition, we also use contract manufacturers for the production of certain assemblies and turnkey solutions. Our ion gas lasers, a portion of our DPSS lasers that are used in microelectronics, scientific research and materials processing applications, semiconductor lasers, fiber lasers and ultrafast scientific lasers are manufactured at our Santa Clara, California site. Our laser diode module products, laser instrumentation products, test and measurement equipment products are manufactured in Wilsonville, Oregon. We manufacture exotic crystals in East Hanover, New Jersey and both active and passive fibers are manufactured in our Salem, New Hampshire facility. Our CO2 gas lasers are manufactured in Bloomfield, Connecticut. We manufacture a portion of our DPSS lasers used in microelectronics and OEM components and instrumentation applications in Lübeck, Germany. We manufacture a portion of our DPSS lasers used in microelectronics, OEM components and instrumentation and materials processing applications in Kaiserslautern, Germany. We manufacture a portion of our DPSS lasers used in microelectronics and scientific applications in Hannover, Germany. Our excimer gas laser products are manufactured in Göttingen, Germany. We refurbish excimer tubes at our manufacturing site in South Korea. We manufacture the fiber-based lasers and a portion of our DPSS lasers used in microelectronics and scientific research applications in Glasgow, Scotland. Our facility in Sunnyvale, California grows the aluminum-free materials that are incorporated into our semiconductor lasers. We have transferred several products and subassemblies for manufacture at our Singapore and Malaysia facilities and are continuing to transfer additional product manufacturing to Singapore and Malaysia as part of our Asia strategy.

INTELLECTUAL PROPERTY
We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. As of September 27, 2014, we held approximately 427 U.S. and foreign patents, which expire from 2014 through 2032 (depending on the payment of maintenance fees) and we have approximately 147 additional pending patent applications that have been filed. The issued patents cover various products in all of the major markets that we serve.
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
COMPETITION
Competition in the various photonics markets in which we provide products is very intense. We compete against a number of companies including CVI Melles Griot, GSI Group, Inc., IPG Photonics Corporation, JDS Uniphase Corporation, Newport Corporation, Rofin-Sinar Technologies, Inc., Trumpf GmbH, as well as other smaller companies. We compete globally based on our broad product offering, reliability, cost, and performance advantages for the widest range of commercial and scientific research applications. Other considerations by our customers include warranty, global service and support and distribution.
BACKLOG
At fiscal 2014 year-end, our backlog of orders scheduled for shipment (within one year) was $328.3 million compared to $285.8 million at fiscal 2013 year-end. By segment, backlog for SLS was $253.0 million and $204.7 million, respectively, at fiscal 2014 and 2013 year-ends. Backlog for CLC was $75.3 million and $81.1 million, respectively, at fiscal 2014 and 2013 year-ends. The increase in SLS backlog from fiscal 2013 to fiscal 2014 year-end is primarily due to timing of large excimer laser annealing orders for the flat panel display market, which explains the increase in overall company backlog as well. Orders used to compute backlog are generally cancelable without substantial penalties. Historically, the rate of cancellation experienced by us has not been significant though we cannot guarantee that cancellations will not increase in the future.
SEASONALITY
We have historically experienced decreased bookings and revenue in the first fiscal quarter compared to other quarters in our fiscal year due to the impact of time off and business closures at our facilities and those of many of our customers due to year-end holidays. For example over the past 10 years we have noted, excluding certain recovery years, our first fiscal quarter revenues have ranged 2%-12% below the fourth quarter of the prior fiscal years. This historical pattern should not be considered a reliable indicator of the Company's future net sales or financial performance.
EMPLOYEES
As of fiscal 2014 year-end, we had 2,519 employees. Approximately 399 of our employees are involved in research and development; 1,526 of our employees are involved in operations, manufacturing, service and quality assurance; and 594 of our employees are involved in sales, order administration, marketing, finance, information technology, general management and other administrative functions. Our success will depend in large part upon our ability to attract and retain employees. We face competition in this regard from other companies, research and academic institutions, government entities and other organizations. We consider our relations with our employees to be good.
ACQUISITIONS
In December 2012, we acquired privately held Lumera Laser GmbH (Kaiserslautern, Germany) ("Lumera") for approximately $51.5 million, excluding transaction costs. Lumera manufactures ultrafast solid state lasers for microelectronics, OEM medical and materials processing applications. Lumera has been included in our Specialty Lasers and Systems segment.

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
Please refer to "Note 3. Business Combinations" of Notes to Consolidated Financial Statements under Item 15 of this annual report for further discussion of recent acquisitions completed.
GOVERNMENT REGULATION
Environmental regulation
Our operations are subject to various federal, state, local and foreign environmental regulations relating to the use, storage, handling and disposal of regulated materials, chemicals, various radioactive materials and certain waste products. In the United States, we are subject to the federal regulation and control of the Environmental Protection Agency. Comparable authorities are involved in other countries. Such rules are subject to change by the governing agency and we monitor those changes closely. We expect all operations to meet the legal and regulatory environmental requirements and believe that compliance with those regulations will not have a material adverse effect on our capital expenditures, earnings and competitive and financial position.
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
FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES
Financial information relating to foreign and domestic operations for fiscal years 2014, 2013 and 2012, is set forth in Note 15, "Segment and Geographic Information" of our Notes to Consolidated Financial Statements under Item 15 of this annual report.

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

We currently purchase several key components and materials used in the manufacture of our products from sole source or limited source suppliers, both internal and external. Our failure to timely receive these key components and materials, such as the large optics used in our flat panel display manufacturing applications, could cause delays in the shipment of our products. Some of these suppliers are relatively small private companies that may discontinue their operations at any time and which may be particularly susceptible to prevailing economic conditions. Some of our suppliers are located in regions which may be susceptible to natural disasters, such as the flooding in Thailand and the earthquake, tsunami and resulting nuclear disaster in Japan and severe flooding and power loss in the Eastern part of the United States in recent years. We typically purchase our components and materials through purchase orders or agreed upon terms and conditions and we do not have guaranteed supply arrangements with many of these suppliers. Some of our products, particularly in the flat panel display industry, require designs and specifications which are at the cutting-edge of available technologies. Our and our customers' designs and specifications frequently change to meet rapidly evolving market demands. Accordingly certain of our products require components and supplies which may be technologically difficult and unpredictable to manufacture. These characteristics further pressure the timely delivery of such components. We may fail to obtain these supplies in a timely manner in the future. We may experience difficulty identifying alternative sources of supply for certain components used in our products and may have to incur expenses and management distraction in assisting our current and future suppliers to meet our and our customers' technical requirements. We would experience further delays while identifying, evaluating and testing the products of these potential alternative suppliers. Furthermore, financial or other difficulties faced by these suppliers or significant changes in demand for these components or materials could limit their availability. We continue to consolidate our supply base and move supplier locations. When we transition locations we may increase our inventory of such products as a “safety stock” during the transition, which may cause the amount of inventory reflected on our balance sheet to increase. Additionally, many of our customers rely on sole source suppliers. In the event of a disruption of our customers' supply chain, orders from our customers could decrease or be delayed.

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

In the flat panel display market, there are a relatively limited number of manufacturers who are the end customers for our annealing products. In each of our last three fiscal years, Advanced Process Systems Corporation, an integrator in the flat panel display market, has contributed more than 10% of our revenue. Given macroeconomic conditions, varying consumer demand and technical process limitations at manufacturers, our customers may seek to reschedule or cancel orders. Challenges in meeting evolving technological requirements for these complex products by us and our suppliers could also result in delays in shipments, rescheduled or canceled orders by our customers. This could negatively impact our backlog, timing of net sales and results of operations.

As of September 27, 2014, flat panel display systems represented 41% of our backlog. Given our backlog includes these higher average selling price flat panel display systems, any delays or cancellation of shipments could have a material adverse effect on our financial results.

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

Continued volatility in the semiconductor manufacturing and advanced packaging markets could adversely affect our business, financial condition and results of operations.

A portion of our net sales in the microelectronics market depends on the demand for our products by semiconductor equipment and advanced packaging applications companies. These markets have historically been characterized by sudden and severe cyclical variations in product supply and demand, which have often severely affected the demand for semiconductor manufacturing equipment, including laser-based tools and systems. The timing, severity and duration of these market cycles are difficult to predict, and we may not be able to respond effectively to these cycles. The continuing uncertainty in these markets severely limits our ability to predict our business prospects or financial results in these markets.

During industry downturns, our net sales from these markets may decline suddenly and significantly. Our ability to rapidly and effectively reduce our cost structure in response to such downturns is limited by the fixed nature of many of our expenses in the near term and by our need to continue our investment in next-generation product technology and to support and service our products. In addition, due to the relatively long manufacturing lead times for some of the systems and subsystems we sell to these markets, we may incur expenditures or purchase raw materials or components for products we cannot sell. Accordingly, downturns in the semiconductor capital equipment market may materially harm our operating results. Conversely, when upturns in these markets occur, we must be able to rapidly and effectively increase our manufacturing capacity to meet increases in customer demand that may be extremely rapid, and if we fail to do so we may lose business to our competitors and our relationships with our customers may be harmed.

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

Recent uncertainty in global fiscal policy has likely had an adverse impact on global financial markets and overall economic activity. Should this uncertain financial policy recur, it would likely negatively impact global economic activity. Any weakness in global economies would also likely have negative repercussions on U.S. and global credit and financial markets, and further exacerbate sovereign debt concerns in the European Union. All of these factors would likely adversely impact the global demand for our products and the performance of our investments, and would likely have a material adverse effect on our business, results of operations and financial condition.

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

Our cash and cash equivalents and short-term investments are managed through various banks around the world and volatility in the capital and credit market conditions could cause financial institutions to fail or materially harm service levels provided by such banks, both of which could have an adverse impact on our ability to timely access funds.

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

For fiscal 2014, fiscal 2013 and fiscal 2012, 74%, 77% and 76%, respectively, of our net sales were derived from customers outside of the United States. We anticipate that foreign sales, particularly in Asia, will continue to account for a significant portion of our net sales in the foreseeable future.

A global economic slowdown or a natural disaster could have a negative effect on various foreign markets in which we operate, such as the earthquake, tsunami and resulting nuclear disaster in Japan and the flooding in Thailand in recent years. Such a slowdown may cause us to reduce our presence in certain countries, which may negatively affect the overall level of business in such countries. Our foreign sales are primarily through our direct sales force. Additionally, some foreign sales are made through foreign distributors and resellers. Our foreign operations and sales are subject to a number of risks, including:

•	longer accounts receivable collection periods;

•	the impact of recessions and other economic conditions in economies outside the United States;

•	unexpected changes in regulatory requirements;

•	certification requirements;

•	environmental regulations;

•	reduced protection for intellectual property rights in some countries;

•	potentially adverse tax consequences;

•	political and economic instability;

•	import/export regulations, tariffs and trade barriers;

•	compliance with applicable United States and foreign anti-corruption laws;

•	cultural and management differences;

•	reliance in some jurisdictions on third party sales channel partners;

•	preference for locally produced products; and

•	shipping and other logistics complications.

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

Maintenance of intellectual property rights and the protection thereof is important to our business. We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. Our patent applications may not be approved, any patents that may be issued may not sufficiently protect our intellectual property and any issued patents may be challenged by third parties. Other parties may independently develop similar or competing technology or design around any patents that may be issued to us. We cannot be certain that the steps we have taken will prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. Further, we may be required to enforce our intellectual property or other proprietary rights through litigation, which, regardless of success, could result in substantial costs and diversion of management's attention. Additionally, there may be existing patents of which we are unaware that could be pertinent to our business and it is not possible for us to know whether there are patent applications pending that our products might infringe upon since these applications are often not publicly available until a patent is issued or published.

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

In recent years, there has been significant litigation in the United States and around the world involving patents and other intellectual property rights. This has been seen in our industry, for example in the recently concluded patent-related litigation between IMRA America, Inc. ("Imra") and IPG Photonics Corporation and in Imra's recently brought litigation against two of our German subsidiaries. From time to time, like many other technology companies, we have received communications from other parties asserting the existence of patent rights, copyrights, trademark rights or other intellectual property rights which such third parties believe may cover certain of our products, processes, technologies or information. In the future, we may be a party to litigation to protect our intellectual property or as a result of an alleged infringement of others' intellectual property whether through direct claims or by way of indemnification claims of our customers, as, in some cases, we contractually agree to indemnify our customers against third-party infringement claims relating to our products. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages or invalidation of our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation could also force us to do one or more of the following:

•	stop manufacturing, selling or using our products that use the infringed intellectual property;

•	obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, although such license may not be available on reasonable terms, or at all; or

•	redesign the products that use the technology.

If we are forced to take any of these actions or are otherwise a party to lawsuits of this nature, we may incur significant losses and our business may be seriously harmed. We do not have insurance to cover potential claims of this type.

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

As a global company, we are subject to taxation in the United States and various other countries and jurisdictions. Significant judgment is required to determine worldwide tax liabilities. Our future tax rates could be affected by changes in the composition of earnings in countries or states with differing tax rates, changes in the valuation of our deferred tax assets and liabilities, or changes in the tax laws or the interpretation of such tax laws, including the Base Erosion Profit Shifting (“BEPS”) project being conducted by the Organization for Economic Co-operation and Development (“OECD”). In addition, we are subject to regular examination of our income tax returns by the Internal Revenue Service (“IRS”) and other tax authorities. From time to time the United States, foreign and state governments make substantive changes to tax rules and the application of rules to companies, including various announcements from the United States government potentially impacting our ability to defer taxes on international earnings. We regularly assess the likelihood of favorable or unfavorable outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. Although we believe our tax estimates are reasonable, there can be no assurance that any final determination will not be materially different than the treatment reflected in our historical income tax provisions and accruals, which could materially and adversely affect our operating results and financial condition.
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

For our fiscal years 2014, 2013 and 2012, our research and development costs were $79.1 million (10.0% of net sales), $82.8 million (10.2% of net sales) and $78.3 million (10.2% of net sales), respectively. We cannot assure you that our expenditures for research and development will result in the introduction of new products or, if such products are introduced, that those products will achieve sufficient market acceptance or to generate sales to offset the costs of development. Our failure to address rapid technological changes in our markets could adversely affect our business and results of operations.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
Not Applicable.

ITEM 2.    PROPERTIES
Our corporate headquarters is located in Santa Clara, California. At fiscal 2014 year-end, our locations with larger than 10,000 square feet were as follows (all square footage is approximate) (unless otherwise indicated, each property is utilized jointly by our two segments):

	Description	Use	Term
Santa Clara, CA	8.5 acres of land, 200,000 square foot building	Corporate headquarters, manufacturing, R&D	Owned
Santa Clara, CA	90,120 square foot building	Office	Leased through July 2020
Sunnyvale, CA (1)	24,159 square foot building	Office, manufacturing, R&D	Leased through December 2018
Bloomfield, CT (1)	72,996 square foot building	Office, manufacturing, R&D	Leased through December 2017
East Hanover, NJ (2)	29,932 square foot building	Office, manufacturing, R&D	Leased through October 2015*
Wilsonville, OR (1)	41,250 square foot building	Office, manufacturing, R&D	Leased through December 2018
Salem, NH(1)	44,153 square foot building	Office, manufacturing, R&D	Leased through October 2019
Dieburg, Germany	32,123 square foot building	Office	Leased through December 2020
Göttingen, Germany(2)	7.6 acres of land, several buildings totaling 136,380 square feet	Office, manufacturing, R&D	Owned
Lübeck, Germany (2)	41,328 square foot building	Office, manufacturing, R&D	Leased through December 2014*
Lübeck, Germany (2)	22,583 square foot building	Office, manufacturing, R&D	Leased through December 2014 with option to purchase building*
Lübeck, Germany (2)	8,159 square foot building	Manufacturing	Leased through December 2018
Lübeck, Germany (2)	7,578 square foot building	Manufacturing	Leased through December 2015*
Kaiserslautern, Germany (2)	33,740 square foot building	Office, manufacturing, R&D	Leased through September 2015*
Hannover, Germany (2)	11,759 square foot building	Manufacturing, R&D	Leased through December 2014*
Shanghai, China	11,127 square foot building	Office, Minor Service Repair	Leased through May 2017
Seoul, South Korea	16,474 square foot building	Office, Minor Service Repair	Leased through October 2015*
Tokyo, Japan	17,602 square foot building	Office	Leased through April 2015*
Glasgow, Scotland (2)	2 acres of land, 31,600 square foot building	Office, manufacturing, R&D	Owned
YongIn-Si, South Korea (2)	33,074 square foot building	Office, manufacturing	Leased through November 2017
Kallang Sector, Singapore	31,894 square foot building	Office, manufacturing	Leased through March 2016
Penang, Malaysia	12,519 square foot building	Office, manufacturing	Leased through August 2017
_________________________________________

(1)	This facility is utilized primarily by our CLC operating segment.

(2)	This facility is utilized primarily by our SLS operating segment.
We maintain other sales and service offices under varying leases expiring from 2015 through 2020 in Japan, China, Taiwan, France, Italy, the United Kingdom and the Netherlands.
We consider our facilities to be both suitable and adequate to provide for current and near term requirements and that the productive capacity in our facilities is substantially being utilized or we have plans to utilize it.

* We plan to renew leases on buildings as they expire.

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
Income Tax Audits
We are subject to taxation and file income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. For U.S. federal income tax purposes, all years prior to 2011 are closed. In our major foreign jurisdictions and our major state jurisdictions, the years prior to 2006 and 2010, respectively, are closed to examination. Earlier years in our various jurisdictions may remain open for adjustment to the extent that we have tax attribute carryforwards from those years. In December 2011 and January 2012, three of our German subsidiaries received notices of tax audits for the fiscal years 2006 through 2010. In fiscal year 2013, we received a preliminary assessment for two of the German subsidiaries and the amount is immaterial; the audit for the other German subsidiary is currently in process. In addition, we received in July 2014 a final tax assessment for our German subsidiary of Coherent Kaiserslautern GmbH (formerly Lumera Laser GmbH) that was acquired in December 2012 and was under audit for the fiscal years 2007 through 2009. The tax assessment is immaterial and it was recovered from the escrow account for the acquisition.
Management believes that it has adequately provided for any adjustments that may result from tax examinations. We regularly engage in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that certain federal, foreign and state tax matters may be concluded in the next 12 months. Although the timing of the resolution and/or closure of audits is highly uncertain, it is reasonably possible that the balance of net unrecognized tax benefits including interest and penalties could be reduced by up to approximately $2.5 million in the next 12 months.

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

	Fiscal
	2014		2013
	High	Low	High	Low
First quarter	$74.33	$61.00	$49.74	$42.08
Second quarter	$75.89	$63.90	$59.99	$50.63
Third quarter	$68.77	$56.68	$58.80	$50.65
Fourth quarter	$67.58	$58.46	$62.68	$55.19
The number of stockholders of record as of November 24, 2014 was 823. On December 10, 2012, we announced that the Board of Directors approved a $1.00 per share special cash dividend on our outstanding common stock payable on December 27, 2012 to stockholders of record on December 19, 2012, resulting in a payment of $24.0 million in the first quarter of fiscal 2013. While we paid a cash dividend in fiscal 2013 and may elect to pay dividends in the future, we have no present intention to declare cash dividends. Our line of credit agreement requires bank pre-approval for the payment of cash dividends.
There were no sales of unregistered securities in fiscal 2014.

There were no stock repurchases during the three months ended September 27, 2014. Refer to Note 11 "Stock Repurchases and Dividends" of our Notes to Consolidated Financial Statements under Item 15 of this annual report.

COMPANY STOCK PRICE PERFORMANCE
The following graph shows a five-year comparison of cumulative total stockholder return, calculated on a dividend reinvestment basis and based on a $100 investment, from October 3, 2009 through September 27, 2014 comparing the return on our common stock with the Russell 2000 Index, the Standard and Poors Technology Index and the Nasdaq Composite Index. The stock price performance shown on the following graph is not necessarily indicative of future price performance.
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN AMONG COHERENT, INC.,
THE RUSSELL 2000 INDEX, THE S&P TECHNOLOGY INDEX AND
THE NASDAQ COMPOSITE INDEX.

		INDEXED RETURNS
	Base Period	Years Ending
Company Name / Index	10/3/2009	10/2/2010	10/1/2011	9/29/2012	9/28/2013	9/27/2014
Coherent, Inc.	100	175.01	187.03	199.65	272.48	279.68
Russell 2000 Index	100	118.60	113.88	150.22	195.44	206.28
S&P Technology Index	100	114.18	118.69	157.16	168.97	216.82
NASDAQ Composite Index	100	116.80	120.14	156.82	193.04	233.13
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
We derived the consolidated statement of operations data for fiscal 2014, 2013 and 2012 and the consolidated balance sheet data as of fiscal 2014 and 2013 year-end from our audited consolidated financial statements, and accompanying notes, contained in this annual report. The consolidated statements of operations data for fiscal 2011 and 2010 and the consolidated balance sheet data as of fiscal 2012, 2011 and 2010 year-end are derived from our consolidated financial statements which are not included in this report.

Consolidated financial data	Fiscal 2014	Fiscal 2013(1)	Fiscal 2012(2)	Fiscal 2011(3)	Fiscal 2010(4)
	(in thousands, except per share data)
Net sales	$794,639	$810,126	$769,088	$802,834	$605,067
Gross profit	$313,390	$322,271	$315,985	$350,822	$260,811
Net income (loss)	$59,106	$66,355	$62,962	$93,238	$36,916
Net income (loss) per share(5):
Basic	$2.39	$2.75	$2.67	$3.74	$1.49
Diluted	$2.36	$2.70	$2.62	$3.66	$1.47
Shares used in computation(5):
Basic	24,760	24,138	23,561	24,924	24,718
Diluted	25,076	24,555	24,026	25,464	25,091
Total assets	$999,375	$966,478	$880,772	$843,266	$803,104
Other long-term liabilities	$62,407	$62,132	$55,328	$62,860	$79,721
Stockholders' equity	$819,649	$758,518	$671,656	$618,001	$591,463
Other data:
Cash dividends declared per share	$—	$1.00	$—	$—	$—
_______________________________________________________________________________

(1)	Includes a tax benefit of $1.4 million from the renewal of the R&D tax credit for fiscal 2012.

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

	Fiscal
	2014	2013	2012
	(Dollars in thousands)
Bookings	$890,531	$767,329	$773,199
Book-to-bill ratio	1.12	0.95	1.01
Net Sales—Specialty Lasers and Systems	$565,552	$571,644	$548,848
Net Sales—Commercial Lasers and Components	$229,087	$238,482	$220,240
Gross Profit as a Percentage of Net Sales—Specialty Lasers and Systems	42.1%	41.7%	43.2%
Gross Profit as a Percentage of Net Sales—Commercial Lasers and Components	33.9%	36.2%	36.7%
Research and Development Expenses as a Percentage of Net Sales	10.0%	10.2%	10.2%
Income Before Income Taxes	$79,219	$83,496	$90,622
Net Cash Provided by Operating Activities	$91,379	$115,522	$64,771
Days Sales Outstanding in Receivables	62.2	60.8	67.6
Annualized Fourth Quarter Inventory Turns	2.9	3.0	2.8
Capital Spending as a Percentage of Net Sales	2.9%	2.7%	4.7%
Net Income as a Percentage of Net Sales	7.4%	8.2%	8.2%
Adjusted EBITDA as a Percentage of Net Sales	17.2%	17.8%	18.4%
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
Fiscal 2014 bookings increased 16.1% from bookings in fiscal 2013 and our book-to-bill ratio increased from 0.95 in fiscal 2013 to 1.12 in fiscal 2014. The bookings increase included increases in the microelectronics (28%) and OEM components and instrumentation (19%) markets partially offset by decreases in the materials processing (2%) and scientific (2%) markets. Although fiscal 2014 bookings increased, bookings in the fourth quarter of fiscal 2014 decreased from the third quarter of fiscal 2014, with decreases in the microelectronics, OEM components and instrumentation and materials processing markets partially offset by increases in the scientific market.

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
Microelectronics
Although fiscal 2014 bookings increased 28% from bookings in fiscal 2013 and the book-to-bill ratio for the year was 1.18, bookings in the fourth quarter of fiscal 2014 decreased 37% from the third quarter of fiscal 2014 primarily due to timing of large excimer laser annealing orders for the flat panel display market and lower orders in the semiconductor capital equipment market due to timing of large service orders.
Flat panel display orders for fiscal 2014 increased 78% from orders in fiscal 2013, but fourth quarter fiscal 2014 orders were lower primarily due to timing of large excimer laser annealing orders. In the second quarter of fiscal 2014, we received a large order from one customer for excimer laser annealing systems for low-temperature polycrystalline silicon (LTPS) processing, some of which shipped during the fourth quarter of fiscal 2014 with the majority scheduled for shipment during fiscal 2015. Our development efforts on the Linebeam 1500 are progressing as planned and we expect to make our first shipment towards the end of calendar 2014.
The flat panel display market has been buoyed by successful product launches and share gains for Chinese smartphone manufacturers, which have led to increased demand for LTPS LCD displays. Both OLED and high definition LCD displays are manufactured with the use of our excimer laser annealing (ELA) tools. Price competition at the panel manufacturer level is fierce. Given these dynamics, customers are inquiring more about Linebeam systems larger than 750 millimeter to reduce the cost of the panel. We have also worked with our vendors to extend the lifetime of certain high cost components in the laser discharge units (LDU) used in our ELA tools.
During the fourth quarter of fiscal 2014, we completed delivery of approximately $10 million of lasers used for sapphire processing and we do not know when, or whether, we will receive any follow-on orders. We expect continued fluctuations in order volumes on a quarterly basis.
Advanced packaging ("API") orders decreased for the full fiscal year, but increased from orders in the third quarter of fiscal 2014 as the advanced packaging market is following trends in consumer electronics. PCB vendors in the supply chains for Apple® and Chinese handset manufacturers have reported high utilization rates, which has led to modest order improvement for packaging lasers in the fourth quarter. Decreased inventory levels at key OEMs should stimulate orders in our second or third quarter of fiscal 2015. We have also introduced two new platforms at the recent Taiwan Printed Circuit Association printed circuit board show. The Avia-NX™ represents a price-performance breakthrough and should enable market share gains in via drilling in silicon, flex circuit packaging and other emerging applications. In addition, we launched a new CO2 laser platform called the Hornet™, which has specific performance and design attributes for the via drilling market, allowing integrators to eliminate acousto-optic modulators (AOM) from their designs saving significant cost and increasing available laser power and tool throughput.
Orders from semiconductor capital equipment OEMs increased 13% for fiscal 2014, but were lower in the fourth quarter of fiscal 2014 compared to the prior quarter due to high service bookings consistent with high fab utilization rates reported by industry experts in the third quarter of fiscal 2014. While demand from the semiconductor capital expenditure market remains strong, we have seen some significant swings over the last few quarters due to the timing of large service bookings. According to SEMI’s worldwide forecast in August 2014, the near-term outlook through 2015 is robust with projected capital investments reaching record levels. While some industry experts have suggested a cyclical slowdown, we believe capital investment announcements for leading node from Intel and Samsung coupled with the march towards 3D memory indicates increasing demand. We are very well positioned at the leading edge of this market and should benefit from any investments in 3D memory. As always, utilization rates for legacy nodes will be a factor as they drive service demand and capacity expansion.
OEM Components and Instrumentation
Bookings in fiscal 2014 increased 19% from fiscal 2013 and the book-to-bill ratio for the year was 1.10. However, orders in the fourth quarter of fiscal 2014 decreased from record-setting orders in the third quarter of fiscal 2014 due to the timing of volume orders from medical OEM accounts.
Medical OEM orders increased significantly in fiscal 2014, but decreased sequentially from the third quarter of fiscal 2014. In the third quarter of fiscal 2014, one of our major LASIK customers placed a large multi-year order, which explains the sequential decline, and the cataract market demand was high. In addition, dental bookings and demand for ophthalmic lasers were strong. These orders signal confidence in both patient-pay and insurance-covered procedures. We expect continued growth for cataract and dental applications over the next few years and are developing new products in support of this. Medical OEM accounts are seeing steady to improving demand, especially in the ophthalmic space for vision correction and disease management.
Bioinstrumentation orders were up modestly on a sequential basis with customers in flow cytometry and DNA sequencing managing their inventory positions. Flow cytometry and microscopy applications drove most of the OEM instrumentation bookings, which is consistent with trends over the past few years. The cytometry market is seeing an influx of products from Chinese manufacturers, whose market share is small today, but could grow substantially in the next 3-5 years as they broaden their reagent offerings, advance their cytometers and address both the high-end and budget markets. This is one of the reasons we developed the BioRay™ product, which offers performance advantages and a competitive cost of ownership compared to light-emitting diodes (LEDs). We are also pursuing business in rapid DNA sequencing with our high-performance HOPS™ platform for use in a diverse range of applications from agriculture to cancer gene analysis.
Materials Processing
Annual bookings decreased 2% from fiscal 2013 and fiscal 2014's book-to-bill ratio was 1.05. Bookings in the fourth quarter of fiscal 2014 were strong although they decreased from the prior quarter due to the receipt of a number of annual orders in the third quarter of fiscal 2014 across the materials processing market. We received volume orders in the fourth quarter of fiscal 2014 from a variety of applications including: (1) short-pulse lasers for non-thermal processing, (2) CO2 and pulsed UV lasers for non-metal additive manufacturing, and (3) semiconductor lasers for Chinese laser manufacturers. The growth of semiconductor laser sales in China is consistent with vertical integration at the low-end of the marking and engraving market. We have seen a similar trend in low-power CO2 marking for several years. Incidentally, this trend is not limited to China as U.S. and European manufacturers have taken similar steps to maintain financial competitiveness.
Our efforts in the kilowatt space have had mixed results. Our multi-kilowatt direct diode portfolio has had very high year-over-year growth due to partnerships with welding and cladding companies. Since the release of an updated product line, our laser manufacturing tool business has also had very high growth and we expect this growth to continue with the release of new products targeting the thin metal cutting market. These positive results are offset by disappointing ones in the fiber laser space where we failed to reach our $10 million sales objective for fiscal 2014. The time from design win to volume has been slower than expected and it has taken longer than planned to launch the new multi-kilowatt platform, which addresses the highest demand point of the market. We are on track to release the higher power products in fiscal 2015.
Scientific and Government Programs
Although fiscal 2014 orders decreased 2% from bookings in fiscal 2013, the book-to-bill ratio for the year was 1.04. Orders in the fourth quarter of fiscal 2014 increased significantly from the third quarter of fiscal 2014 as the U.S. market delivered a typically strong performance in the fourth quarter of fiscal 2014.
The overall scientific market is stable, although there are several underlying trends. The U.S. market delivered a typically strong performance in the fourth quarter and anchored worldwide bookings. China and Korea maintained their high investment rate across multiple applications as opposed to Europe and Japan, which both lagged either due to timing issues or funding initiatives. In Japan, life sciences funding is outpacing physical sciences consistent with policy statements, but spending in life sciences has been essentially flat for most of fiscal 2014. The EU and the U.S. both launched major programs to study the human brain. The U.S. BRAIN project is trying to develop a deeper understanding of how the brain works through the study of clusters of hundreds or thousands of neurons, involving many experimental techniques including laser imaging. The project is gaining momentum and there is hope for a two or three-fold expansion of the current annual $100 million budget, enabling the development of novel techniques to advance the studies. Europe’s Human Brain Project (HBP) is attempting to create a large scale map of the neural network through computational analysis, which has disenfranchised many experimental neuroscientists. We do not anticipate any significant funding changes for fiscal 2015. We will be focusing on market share gains through our industrialized scientific product strategy as well as the introduction of several new offerings.
Net Sales
Net sales include sales of lasers, laser tools, related accessories and service. Net sales for fiscal 2014 decreased 1.9% from fiscal 2013. Net sales for fiscal 2013 increased 5.3% from fiscal 2012. For a description of the reasons for changes in net sales refer to the "Results of Operations" section below.
Gross Profit as a Percentage of Net Sales

Gross profit as a percentage of net sales ("gross profit percentage") is calculated as gross profit for the period divided by net sales for the period. Gross profit percentage for SLS increased to 42.1% in fiscal 2014 from 41.7% in fiscal 2013 and decreased from 43.2% in fiscal 2012. Gross profit percentage for CLC decreased to 33.9% in fiscal 2014 from 36.2% in fiscal 2013 and from 36.7% in fiscal 2012. For a description of the reasons for changes in gross profit refer to the "Results of Operations" section below.
Research and Development as a Percentage of Net Sales
Research and development as a percentage of net sales ("R&D percentage") is calculated as research and development expense for the period divided by net sales for the period. Management considers R&D percentage to be an important indicator in managing our business as investing in new technologies is a key to future growth. R&D percentage decreased to 10.0% from 10.2% in fiscal 2013 and 10.2% in fiscal 2012. For a description of the reasons for changes in R&D spending refer to the "Results of Operations" section below.
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
Days Sales Outstanding in Receivables
We calculate days sales outstanding ("DSO") in receivables as net receivables at the end of the period divided by net sales during the period and then multiplied by the number of days in the period, using 360 days for years. DSO in receivables indicates how well we are managing our collection of receivables, with lower DSO in receivables resulting in higher working capital availability. The more money we have tied up in receivables, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business. Our DSO in receivables for fiscal 2014 increased 1.4 days from fiscal 2013 to 62.2 days. The increase in DSO in receivables is primarily due to a higher concentration of sales with longer payment terms particularly in Asia and a higher concentration of sales in the last month of the fiscal year.
Annualized Fourth Quarter Inventory Turns
We calculate annualized fourth quarter inventory turns as cost of sales during the fourth quarter annualized and divided by net inventories at the end of the fourth quarter. This indicates how well we are managing our inventory levels, with higher inventory turns resulting in more working capital availability and a higher return on our investments in inventory. The more money we have tied up in inventory, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business. Our annualized inventory turns for fiscal 2014 decreased to 2.9 turns from 3.0 turns in fiscal 2013 primarily due to timing of inventory levels to support the large annealing laser systems partially offset by lower service inventory levels and the impact of foreign exchange rates.
Capital Spending as a Percentage of Net Sales
Capital spending as a percentage of net sales ("capital spending percentage") is calculated as capital expenditures for the period divided by net sales for the period. Capital spending percentage indicates the extent to which we are expanding or improving our operations, including investments in technology and equipment. Management monitors capital spending levels as this assists management in measuring our cash flows, net of capital expenditures. Our capital spending percentage increased to 2.9% in fiscal 2014 from 2.7% in fiscal 2013 and decreased from 4.7% in fiscal 2012. The fiscal 2014 increase was primarily due to higher purchases of production-related assets to support new product introductions and growth in Asia, particularly to support service and refurbishment capacity in Korea and China. The fiscal 2013 decrease was primarily due to investments made in fiscal 2012 for manufacturing and refurbishment capacity in Germany and Korea. We expect capital spending for fiscal 2015 to increase to approximately 4.0% of net sales due to rollover of forecasted spending that did not occur in fiscal 2014 and investments in new capacity.
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
Below is the reconciliation of our net income as a percentage of net sales to our adjusted EBITDA as a percentage of net sales:

	Fiscal
	2014	2013	2012
Net income as a percentage of net sales	7.4%	8.2%	8.2%
Income tax expense	2.5%	2.1%	3.6%
Interest and other income (expense), net	0.3%	0.5%	0.1%
Depreciation and amortization	4.6%	4.5%	3.9%
Purchase accounting step up	—%	0.2%	—%
Restructuring and other one-time charges	—%	—%	0.5%
Stock based compensation	2.4%	2.3%	2.1%
Adjusted EBITDA as a percentage of net sales	17.2%	17.8%	18.4%
SIGNIFICANT EVENTS
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

Stock Repurchases and Stock Dividend
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
On October 4, 2012, the Board of Directors authorized a buyback program to repurchase up to $25.0 million of our common stock. The program was authorized for 12 months from the date of authorization. No shares were purchased under this program.
On July 25, 2014, the Board of Directors authorized a buyback program whereby we are authorized to repurchase up to $25.0 million of our common stock from time to time through July 31, 2015. No shares were purchased under this program in fiscal 2014.

On December 10, 2012, we announced that the Board of Directors approved a $1.00 per share special cash dividend on our outstanding common stock payable on December 27, 2012 to stockholders of record on December 19, 2012, resulting in a payment of $24.0 million.

RESULTS OF OPERATIONS—FISCAL 2014, 2013 AND 2012
Fiscal 2014, 2013 and 2012 consist of 52 weeks. Note that fiscal 2015 will consist of 53 weeks.
Consolidated Summary
The following table sets forth, for the years indicated, the percentage of total net sales represented by the line items reflected in our consolidated statement of operations:

	Fiscal
	2014	2013	2012
	(As a percentage of net sales)
Net sales	100.0%	100.0%	100.0%
Cost of sales	60.6%	60.2%	58.9%
Gross profit	39.4%	39.8%	41.1%
Operating expenses:
Research and development	10.0%	10.2%	10.2%
Selling, general and administrative	19.4%	18.5%	18.0%
Amortization of intangible assets	0.4%	0.6%	1.3%
Total operating expenses	29.8%	29.3%	29.5%
Income from operations	9.6%	10.5%	11.6%
Other income (expense), net	0.4%	(0.2)%	0.2%
Income before income taxes	10.0%	10.3%	11.8%
Provision for income taxes	2.6%	2.1%	3.6%
Net income	7.4%	8.2%	8.2%
Refer to Item 6 "Selected Financial Data" for a description of significant events that impacted the results of operations for fiscal years 2014, 2013 and 2012.
Net Sales
Market Application
The following table sets forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by market application (dollars in thousands):

	Fiscal 2014		Fiscal 2013		Fiscal 2012
	Amount	Percentage of total net sales	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Microelectronics	$384,620	48.4%	$416,550	51.4%	$373,696	48.6%
OEM components and instrumentation	169,978	21.4%	149,974	18.5%	143,729	18.7%
Materials processing	118,569	14.9%	121,660	15.0%	108,666	14.1%
Scientific and government programs	121,472	15.3%	121,942	15.1%	142,997	18.6%
Total	$794,639	100.0%	$810,126	100.0%	$769,088	100.0%
During fiscal 2014, net sales decreased by $15.5 million, or 2%, compared to fiscal 2013, with sales decreases in the microelectronics, materials processing and scientific and government programs markets partially offset by increases in the OEM components and instrumentation market. Microelectronics sales decreased $31.9 million, or 8%, primarily due to lower sales in flat panel display and advanced packaging applications partially offset by higher sales in semiconductor applications. Materials processing sales decreased $3.1 million, or 3%, during fiscal 2014 primarily due to lower shipments for marking and non-metal drilling applications. The decrease in scientific and government programs market sales of $0.5 million, or 0.4%, during fiscal 2014 was primarily due to lower demand for advanced research applications used by university and government research groups. The increase in the OEM components and instrumentation market of $20.0 million, or 13%, during fiscal 2014 was primarily due to higher shipments for medical and bio-instrumentation (including the acquisition of Lumera at the end of the first quarter of fiscal 2013) applications partially offset by lower shipments for military applications due to timing of military project spending.
During fiscal 2013, net sales increased by $41.0 million, or 5%, compared to fiscal 2012, with sales increases in the microelectronics, materials processing and OEM components and instrumentation markets partially offset by decreases in the scientific and government programs market. Microelectronics sales increased $42.9 million, or 11%, primarily due to higher sales in flat panel display applications. Materials processing sales increased $13.0 million, or 12%, during fiscal 2013 primarily due to higher shipments for marking, heat treating and cutting applications and the acquisition of Lumera at the end of the first quarter of fiscal 2013. The increase in the OEM components and instrumentation market of $6.2 million, or 4%, during fiscal 2013 was primarily due to higher shipments for bio-instrumentation and medical (including the acquisition of Lumera at the end of the first quarter of fiscal 2013) applications partially offset by lower shipments for military and graphic arts and display applications. Military shipments were lower due to timing of military project spending and the impact from sequestration budget cuts and graphic arts and display shipments decreased due primarily to lower demand for light show lasers from entertainment customers. The decrease in scientific and government programs market sales of $21.1 million, or 15%, during fiscal 2013 was primarily due to lower demand for advanced research applications used by university and government research groups partly due to lower U.S. and global stimulus funding and from budget cuts from government agencies.
Backlog represents orders which we expect to be shipped within 12 months and the current portion of service contracts. Orders used to compute backlog are generally cancelable and subject to rescheduling by our customers without substantial penalties. Historically, we have not experienced a significant rate of cancellation or rescheduling outside the 12 month period, though we cannot guarantee that the rate of cancellations or rescheduling will not increase in the future. We continue to have a sizable backlog of orders shippable within 12 months of $328.3 million at September 27, 2014, including a significant concentration in the flat panel display market (41%).

The timing for shipments of our higher average selling price excimer products in the flat panel display market have historically fluctuated and are in the future expected to fluctuate from quarter-to-quarter due to customer scheduling, our ability to manufacture these products and/or availability of supplies.  As a result, the timing to convert orders for these products to net sales will likely fluctuate from quarter-to-quarter. Looking at our prior ten years of actual results, excluding a couple of recovery years, our first quarter revenues generally ranged 2% to 12% below the fourth quarter of the prior fiscal year.
In fiscal 2014, 2013 and 2012, one customer accounted for 13%, 14% and 11% of net sales, respectively. In fiscal 2012, another customer accounted for 11% of net sales.
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
The following table sets forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by segment (dollars in thousands):

	Fiscal 2014		Fiscal 2013		Fiscal 2012
	Amount	Percentage of total net sales	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Specialty Lasers and Systems (SLS)	$565,552	71.2%	$571,644	70.6%	$548,848	71.4%
Commercial Lasers and Components (CLC)	229,087	28.8%	238,482	29.4%	220,240	28.6%
Total	$794,639	100.0%	$810,126	100.0%	$769,088	100.0%

Net sales for fiscal 2014 decreased $15.5 million, or 2%, compared to fiscal 2013, with decreases of $6.1 million, or 1%, in our SLS segment and decreases of $9.4 million, or 4%, in our CLC segment. Net sales for fiscal 2013 increased $41.0 million, or 5%, compared to fiscal 2012, with increases of $22.8 million, or 4%, in our SLS segment and increases of $18.2 million, or 8%, in our CLC segment.
The decrease in our SLS segment sales in fiscal 2014 was primarily due to lower revenue for flat panel display annealing applications due to timing for shipment of large systems, lower shipments for ink jet nozzle drilling applications and lower materials processing applications sales partially offset by higher shipments for semiconductor and medical applications. The increase in our SLS segment sales in fiscal 2013 was primarily due to a $23.3 million increase from the sale of products acquired through our acquisitions of Lumera and Innolight at the end of the first quarter of fiscal 2013. The increase was offset by a $0.5 million decrease in sales of our other SLS products primarily due to lower shipments for scientific and government programs, solar, advanced packaging, medical and semiconductor applications partially offset by higher revenue for flat panel display annealing applications.
The decrease in our CLC segment sales from fiscal 2013 to fiscal 2014 was primarily due to lower advanced packaging sales due to market softness and lower military application sales partially offset by higher sales for medical and instrumentation applications. The increase in our CLC segment sales from fiscal 2012 to fiscal 2013 was primarily due to higher advanced packaging, instrumentation and materials processing application sales partially offset by lower sales for scientific and military applications.
Gross Profit
Consolidated
Our gross profit rate decreased by 0.4% to 39.4% in fiscal 2014 from 39.8% in fiscal 2013 primarily due to unfavorable product margins (0.4%) resulting from unfavorable mix in the OEM and instrumentation and material processing markets in the CLC segment and unfavorable impact of foreign exchange rates in the SLS segment as well as higher intangibles amortization (0.2%) due to the acquisitions of Lumera at the end of the first quarter of fiscal 2013 and Innolight in the first quarter of fiscal 2013 partially offset by lower warranty costs as a percentage of sales (0.2%) due to fewer warranty events in the SLS segment.
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
Our gross profit rate has been and will continue to be affected by a variety of factors including market mix, pricing on volume orders, our ability to manufacture advanced and more complex products, manufacturing efficiencies, excess and obsolete inventory write-downs, warranty costs, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems, commodity prices and foreign currency fluctuations, particularly the recent weakening of the Japanese Yen and Euro.
Specialty Lasers and Systems
Our SLS gross profit rate increased by 0.4% to 42.1% in fiscal 2014 from 41.7% in fiscal 2013 primarily due to lower warranty costs (0.8%) due to fewer warranty events and lower other costs (0.1%) due to inventory step up amortization from the acquisition of Lumera recorded in fiscal 2013 net of higher fiscal 2014 inventory provisions as a percentage of sales. The decreases were partially offset by higher intangibles amortization (0.3%) due to the acquisitions of Lumera at the end of the first quarter of fiscal 2013 and Innolight in the first quarter of fiscal 2013 and the beginning of amortization of in-process research and development (IPR&D) for Lumera in the third quarter of fiscal 2014 as well as unfavorable product cost (0.2%) due to higher scrap, rework and engineering change order variances, unfavorable mix in the microelectronics and medical markets and the unfavorable impact of foreign exchange rates.
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
Commercial Lasers and Components
Our CLC gross profit rate decreased by 2.3% to 33.9% in fiscal 2014 from 36.2% in fiscal 2013 primarily due to higher warranty costs (1.2%) due to the impact of a higher installed base on lower revenues in the advanced packaging market as well as new product introductions in the materials processing and OEM components and instrumentation markets, unfavorable product costs (1.0%) resulting from unfavorable mix in the OEM components and instrumentation and material processing markets and higher other costs (0.1%) due to slightly higher inventory provisions as a percentage of sales net of lower freight and duty.
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
Operating Expenses
The following table sets forth, for the periods indicated, the amount of operating expenses and their relative percentages of total net sales by the line items reflected in our consolidated statement of operations (dollars in thousands):

	Fiscal
	2014		2013		2012
	Amount	Percentage of total net sales	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$79,070	10.0%	$82,785	10.2%	$78,260	10.2%
Selling, general and administrative	154,030	19.4%	149,513	18.5%	138,519	18.0%
Amortization of intangible assets	3,424	0.4%	5,074	0.6%	10,376	1.3%
Total operating expenses	$236,524	29.8%	$237,372	29.3%	$227,155	29.5%
Research and development
Fiscal 2014 research and development ("R&D") expenses decreased $3.7 million, or 4%, from fiscal 2013, and decreased to 10.0% from 10.2% of sales. The $3.7 million decrease was primarily due to $5.3 million lower project spending as a result of higher customer reimbursements for development projects net of higher spending on various projects and increased headcount. The decreases were partially offset by the unfavorable impact of foreign exchange rates ($1.2 million) and $0.4 million higher other spending including higher charges for increases in deferred compensation plan liabilities with the related expenses for decreases in deferred compensation assets recorded in other income (expense) and higher stock-based compensation expense. On a segment basis, SLS spending decreased $2.9 million primarily due to lower net spending on projects due to higher customer reimbursements net of higher other spending on projects partially offset by the impact of foreign exchange rates. CLC spending decreased $1.2 million primarily due lower spending on projects. Corporate and other spending increased $0.4 million due to higher charges for increases in deferred compensation plan liabilities and higher stock-based compensation expense.
Fiscal 2013 research and development ("R&D") expenses increased $4.5 million, or 6%, from fiscal 2012, but remained flat as a percentage of sales. The increase was primarily due to the acquisitions of Lumera and Innolight in the first quarter of fiscal 2013 ($3.9 million), higher payroll and other spending on projects ($0.5 million) and higher stock-based compensation expense ($0.3 million) partially offset by the favorable impact of foreign exchange rates ($0.2 million). On a segment basis, SLS spending increased $2.7 million primarily due to the acquisitions of Lumera and Innolight partially offset by lower project spending and the impact of foreign exchange rates. CLC spending increased $1.5 million primarily due to higher payroll and other spending on projects. Corporate and other spending increased $0.3 million.
Selling, general and administrative
Fiscal 2014 selling, general and administrative ("SG&A") expenses increased $4.5 million, or 3%, from fiscal 2013. The increase was primarily due to $2.9 million higher payroll spending due to higher headcount and increased salaries and benefits, higher sales commissions due to changes in regional mix and higher variable compensation spending; $1.2 million higher charges for increases in deferred compensation plan liabilities with the related expenses for decreases in deferred compensation assets recorded in other income (expense); and $0.5 million related to the acquisitions of Lumera and Innolight in the first quarter of fiscal 2013. The increases were partially offset by $0.1 million lower other variable spending on consulting and legal costs for acquisitions and lower external sales representative commissions net of the unfavorable impact of foreign exchange rates. On a segment basis, SLS segment expenses increased $2.0 million primarily due to higher payroll spending, the unfavorable impact of foreign exchange rates and the acquisitions of Lumera and Innolight partially offset by lower external sales representative commissions. CLC spending increased $2.6 million primarily due to higher payroll spending and higher other variable spending partially offset by lower external sales representative commissions. Spending for Corporate and other decreased $0.1 million primarily due to lower legal and consulting related to acquisitions and lower other variable spending partially offset by higher charges for increases in deferred compensation plan liabilities and higher payroll spending.
Fiscal 2013 selling, general and administrative ("SG&A") expenses increased $11.0 million, or 8%, from fiscal 2012. The increase was primarily due to the acquisitions of Lumera and Innolight in the first quarter of fiscal 2013 ($4.0 million), $3.3 million higher payroll spending due to higher headcount and increased salaries, higher performance-related compensation spending and higher sales commissions, $2.7 million higher other variable spending on consulting and legal costs, external sales representative commissions, tradeshows and other as well as $1.9 million higher stock-based compensation expense partially offset by the favorable impact of foreign exchange rates ($0.9 million). On a segment basis, SLS segment expenses increased $5.6 million primarily due to the acquisitions of Lumera and Innolight, higher payroll spending and higher other variable spending partially offset by the favorable impact of foreign exchange rates. CLC spending increased $2.0 million primarily due to higher other variable spending and higher payroll spending. Spending for Corporate and other increased $3.4 million primarily due to higher stock-based compensation expense, higher other variable spending and higher payroll spending.
Amortization of intangible assets
Amortization of intangible assets decreased $1.7 million, or 33%, from fiscal 2013 to fiscal 2014 primarily due to the completion of amortization of certain intangibles from the acquisition of Lumera and other prior acquisitions.
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
Other income (expense), net
Other income (expense), net, increased $3.8 million from fiscal 2013 to fiscal 2014. The increase was primarily due to $2.1 million higher gains, net of expenses, on our deferred compensation plan assets and higher net foreign currency exchange gains ($1.5 million) primarily due to more favorable movement in the Japanese Yen-Euro cross rate during fiscal 2014.
Other income (expense), net, decreased $3.2 million from fiscal 2012 to fiscal 2013. The decrease was primarily due to higher net foreign currency exchange losses ($3.3 million) primarily due to the significant movement in the Japanese Yen against the Euro certain times in the first and third quarters of fiscal 2013.
Income taxes
The effective tax rate on income before income taxes for fiscal 2014 of 25.4% was lower than the statutory rate of 35.0%. This was primarily due to differences related to the benefit of income subject to foreign tax rates that are lower than U.S. statutory tax rates including Korea and Singapore tax exemptions and the benefit of foreign tax credits. These amounts are partially offset by deemed dividend inclusions under the Subpart F tax rules, stock compensation not deductible for tax purposes and limitations on the deductibility of compensation under IRC Section 162(m).
The effective tax rate on income before income taxes for fiscal 2013 of 20.5% was lower than the statutory rate of 35.0%. This was primarily due to differences related to the benefit of income subject to foreign tax rates that are lower than U.S. statutory tax rates including Korea and Singapore tax exemptions, the benefit of foreign tax credits, the benefit of the federal research and development tax credits including renewal of the federal research and development tax credits for fiscal 2012 and the benefit of releasing foreign tax reserves accrued under ASC 740-10 Income Taxes and related interest. These amounts are partially offset by deemed dividend inclusions under the Subpart F tax rules, stock compensation not deductible for tax purposes and limitations on the deductibility of compensation under IRC Section 162(m).
The effective tax rate on income before income taxes for fiscal 2012 of 30.5% was lower than the statutory rate of 35.0%. This was primarily due to the benefit of income subject to foreign tax rates that are lower than U.S. tax rates and the benefit of releasing state tax reserves accrued under ASC 740-10 and related interest.
During fiscal 2014, we increased our valuation allowance on deferred tax assets by $1.0 million to $14.4 million primarily due to the reduced ability to utilize California and other states research and development tax credits. During fiscal

2013, we increased our valuation allowance on deferred tax assets by $4.3 million to $13.4 million primarily due to the reduced ability to utilize California and other states research and development tax credits. During fiscal 2012, we increased our valuation allowance on deferred tax assets by $0.3 million to $9.1 million primarily due to the reduced ability to utilize California research and development tax credits and offset by the net increased ability to utilize foreign tax attributes and net operating losses of our subsidiaries.
In making the determination to record the valuation allowance, management considered the likelihood of future taxable income and feasible and prudent tax planning strategies to realize deferred tax assets. In the future, if we determine that we expect to realize deferred tax assets, an adjustment to the valuation allowance will affect income in the period such determination is made.
Coherent Korea received the final approval for a High-Tech tax exemption in 2013 from the Korean authorities and it is subject to capital contribution limitations. The impact of this tax exemption decreased Korean income taxes by approximately $2.4 million in fiscal 2014. The benefit of the tax holiday on fiscal 2014 net income per share (diluted) was $0.10.
Coherent Singapore had previously received a Pioneer Status tax exemption from the Singapore authorities effective from fiscal 2012 through fiscal 2017, and it may be extended if certain additional requirements are satisfied. The tax holiday is conditional upon our meeting certain revenue, business spending and employment thresholds. Although Coherent Singapore had income in fiscal 2014, this amount was largely offset by a loss carryforward from fiscal 2012. The benefit of the Singapore tax holiday in fiscal 2014 net of the loss carryforward is therefore not significant.

FINANCIAL CONDITION
Liquidity and capital resources
At September 27, 2014, we had assets classified as cash and cash equivalents and short-term investments in an aggregate amount of $318.3 million, compared to $250.1 million at September 28, 2013. At September 27, 2014, approximately $201.3 million of this cash and securities was held in certain of our foreign subsidiaries, $67.9 million of which was denominated in currencies other than the U.S. dollar. We currently have approximately $197.1 million of cash held by foreign subsidiaries where we intend to permanently reinvest our accumulated earnings in these entities and our current plans do not demonstrate a need for these funds to support our domestic operations. If, however, a portion of these funds were needed for and distributed to our operations in the United States, we would be subject to additional U.S. income taxes and foreign withholding taxes. The amount of the taxes due would depend on the amount and manner of repatriation, as well as the location from where the funds are repatriated. We actively monitor the third-party depository institutions that hold these assets, primarily focusing on the safety of principal and secondarily maximizing yield on these assets. We diversify our cash and cash equivalents and investments among various financial institutions, money market funds and sovereign debt in order to reduce our exposure should any one of these financial institutions or financial instruments fail or encounter difficulties. To date, we have not experienced any material loss or lack of access to our invested cash, cash equivalents or short-term investments. However, we can provide no assurances that access to our invested cash, cash equivalents or short-term investments will not be impacted by adverse conditions in the financial markets.
In the fourth quarter of fiscal 2014, we converted $62.7 million of cash and securities held in certain of our foreign subsidiaries to U.S. dollars and invested those funds within a European subsidiary whose functional currency is the U.S. dollar. At September 27, 2014, this subsidiary has $127.6 million of U.S. dollar denominated investments primarily in U.S. Treasury Securities, Corporate Notes and Commercial Paper. Accordingly, there is no translation expense arising from this entity holding U.S. dollar denominated investments. The converted funds are not intended to be repatriated to the U.S. and no U.S. tax was triggered on the transfer of these funds to the European subsidiary.
Sources and Uses of Cash
Historically, our primary source of cash has been provided by operations. Other sources of cash in the past three fiscal years include proceeds received from the sale of our stock through our employee stock option and purchase plans. Our historical uses of cash have primarily been for the repurchase of our common stock, capital expenditures, acquisitions of businesses and technologies and the payment of a one-time cash dividend in the first quarter of fiscal 2013. Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our Consolidated Statements of Cash Flows and notes thereto (in thousands):

	Fiscal
	2014	2013	2012
Net cash provided by operating activities	$91,379	$115,522	$64,771
Sales of shares under employee stock plans	10,685	16,541	13,288
Repurchase of common stock	—	—	(24,999)
Cash dividend paid on common stock	—	(24,040)	—
Capital expenditures	(23,390)	(21,988)	(36,051)
Acquisition of businesses, net of cash acquired	—	(67,289)	(3,687)
Net cash provided by operating activities decreased by $24.1 million in fiscal 2014 compared to fiscal 2013 and increased by $50.8 million in fiscal 2013 compared to fiscal 2012. The decrease in cash provided by operating activities in fiscal 2014 was primarily due to lower cash flows from the timing of inventory purchases to support new products and accounts payable, lower net income, lower cash flows from the timing of accounts receivable due to higher days sales outstanding and lower income from operations partially offset by higher cash flows from the timing of other current liabilities. The increase in cash provided by operating activities in fiscal 2013 was primarily due to higher cash flows from timing of accounts payable payments, improved inventory turns, timing of other current assets and liabilities as well as improved accounts receivable days sales outstanding partially offset by timing of tax payments. We believe that our existing cash, cash equivalents and short term investments combined with cash to be provided by operating activities will be adequate to cover our working capital needs and planned capital expenditures for at least the next 12 months to the extent such items are known or are reasonably determinable based on current business and market conditions. However, we may elect to finance certain of our capital expenditure requirements through borrowings under our bank credit facilities or other sources of capital. We continue to follow our strategy to further strengthen our financial position by using available cash flow to fund operations.
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
On August 25, 2011, we announced that the Board of Directors had authorized the repurchase of up to $50.0 million of our common stock. The program was authorized for 12 months from the date of authorization. During fiscal 2011, we repurchased and retired 586,200 shares of outstanding common stock at an average price of $42.67 per share for a total of $25.0 million, excluding expenses. Under this program, during fiscal 2012, we repurchased and retired 543,200 shares of outstanding common stock at an average price of $45.99 per share for a total of $25.0 million, excluding expenses, completing the repurchase.

On October 4, 2012, the Board of Directors authorized the repurchase of up to $25.0 million of our common stock. The program was authorized for 12 months from the date of authorization. No shares were purchased under this program.
On July 25, 2014, the Board of Directors authorized a buyback program whereby we are authorized to repurchase up to $25.0 million of our common stock from time to time through July 31, 2015. No shares were purchased under this program in fiscal 2014.
Additional sources of cash available to us were domestic and international currency lines of credit and bank credit facilities totaling $64.6 million as of September 27, 2014, of which $61.6 million was unused and available. These unsecured credit facilities were used in Europe and Japan during fiscal 2014. Our domestic line of credit consists of a $50.0 million unsecured revolving credit account with Union Bank of California, which expires on May 31, 2017 and is subject to covenants related to financial ratios and tangible net worth and we are in compliance with these covenants at September 27, 2014. No amounts have been drawn upon our domestic line of credit and $3.0 million of the international currency lines has been used as guarantees as of September 27, 2014.

Our ratio of current assets to current liabilities was 5.8:1 at September 27, 2014, compared to 4.3:1 at September 28, 2013. The increase in our ratio is primarily due increases in cash and short-term investments as well as decreases in income taxes payable. Our cash and cash equivalents, short-term investments, working capital and debt obligations are as follows (in thousands):

	Fiscal
	2014	2013
Cash and cash equivalents	$91,217	$110,444
Short-term investments	227,058	139,666
Working capital	563,736	483,398
Total debt obligations	—	2
Contractual Obligations and Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as defined by Regulation S-K of the Securities Act of 1933. The following summarizes our contractual obligations at September 27, 2014 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating lease payments	$36,242	$9,453	$13,535	$8,492	$4,762
Asset retirement obligations	2,395	—	1,218	—	1,177
Purchase commitments for inventory	23,614	23,614	—	—	—
Purchase obligations-other	6,076	6,076	—	—	—
Total	$68,327	$39,143	$14,753	$8,492	$5,939
Because of the uncertainty as to the timing of such payments, we have excluded cash payments related to our contractual obligations for our deferred compensation plans aggregating $29.4 million at September 27, 2014.
As of September 27, 2014, we recorded gross unrecognized tax benefits of $23.7 million including gross interest and penalties of $1.8 million. As of September 28, 2013, we recorded gross unrecognized tax benefits of $23.2 million including gross interest and penalties of $1.8 million. Both gross unrecognized tax benefits and gross interest and penalties are classified as non-current liabilities in the consolidated balance sheet. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes. As a result, these amounts are not included in the table above.
Changes in financial condition
Cash provided by operating activities in fiscal 2014 was $91.4 million, which included net income of $59.1 million, depreciation and amortization of $36.2 million and stock-based compensation expense of $18.9 million partially offset by cash used by operating assets and liabilities of $13.3 million, increases in net deferred tax assets of $8.2 million and $1.3 million other. Cash provided by operating activities in fiscal 2013 was $115.5 million, which included net income of $66.4 million, depreciation and amortization of $36.1 million, stock-based compensation expense of $18.9 million and $0.3 million other partially offset by cash used by operating assets and liabilities of $5.1 million and increases in net deferred tax assets of $1.1 million.
Cash used in investing activities in fiscal 2014 of $109.8 million included $22.8 million, net, used to acquire property and equipment and improve buildings net of proceeds from dispositions and $87.0 million net purchases of available-for-sale securities. Cash used in investing activities in fiscal 2013 of $70.7 million included $20.5 million, net, used to acquire property and equipment and improve buildings and $67.3 million used to acquire Lumera and Innolight partially offset by $17.1 million net sales of available-for-sale securities.
Cash provided by financing activities in fiscal 2014 was $2.9 million, which included $10.7 million generated from our employee stock option and purchase plans partially offset by $7.8 million outflows due to net settlement of restricted stock. Cash used in financing activities in fiscal 2013 was $11.7 million, including $24.0 million cash dividend on our common stock and $4.2 million due to net settlement of restricted stock partially offset by $16.5 million generated from our employee stock purchase plans.

Changes in exchange rates in fiscal 2014 resulted in a decrease in cash balances of $3.7 million. Changes in exchange rates in fiscal 2013 resulted in a decrease in cash balances of $9.5 million.
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
The majority of our sales are made to original equipment manufacturers ("OEMs"), distributors, resellers and end-users in the non-scientific market. Sales made to these customers do not require installation of the products by us and are not subject to other post-delivery obligations, except in occasional instances where we have agreed to perform installation or provide training. In those instances, we defer revenue related to installation services or training until these services have been rendered. We allocate revenue from multiple element arrangements to the various elements based upon fair values or a selling price hierarchy, as more fully described in Note 2, "Significant Accounting Policies - Revenue Recognition," in our consolidated financial statements.
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
Goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired (see Note 7 "Goodwill and Intangible Assets" in the Notes to Consolidated Financial Statements). We generally perform our annual impairment tests during the fourth quarter of each fiscal year using the opening balance sheet as of the first day of the fourth fiscal quarter, with any resulting impairment recorded in the fourth quarter of the fiscal year.
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

In fiscal 2013, we elected to bypass the qualitative assessment and proceed directly to performing the first step of the goodwill impairment test. This election was made because we had last performed this detailed impairment test in fiscal 2010 and we had subsequently added a substantial amount of goodwill balances as a result of our acquisitions of Midaz in the fourth quarter of fiscal 2012 and the acquisitions of Innolight and Lumera in the first quarter of fiscal 2013. We performed our Step 1 test during the fourth quarter of fiscal 2013 using the opening balance sheet as of the first day of the fourth quarter and noted no impairment. Management completed and reviewed the results of the Step 1 analysis and concluded that a Step 2 analysis was not required as the estimated fair values of both of our reporting units were substantially in excess of their carrying values. Between the completion of that testing and the end of the fourth quarter of fiscal 2013, we noted no indications of impairment or triggering events to cause us to review goodwill for potential impairment.

In fiscal 2014, we conducted a qualitative assessment of the goodwill in the SLS reporting unit during the fourth quarter of fiscal 2014 using the opening balance sheet as of the first day of the fourth quarter and concluded that it was more likely than not that the fair value of the reporting unit exceeded its carrying amount. In assessing the qualitative factors, we considered the impact of these key factors: macroeconomic conditions, fluctuations in foreign currency, market and industry conditions, our operating and competitive environment, regulatory and political developments, the overall financial performance of our reporting units including cost factors and budgeted-to-actual revenue results. We also considered our market capitalization, stock price performance and the significant excess calculated in the prior year between estimated fair value and the carrying value of SLS. Based on our assessment, goodwill in the SLS reporting unit was not impaired as of the first day of the fourth quarter of fiscal 2014. As such, it was not necessary to perform the two-step goodwill impairment test at that time.

For our CLC reporting unit we elected to bypass the qualitative assessment in fiscal 2014 and proceeded directly to performing the first step of goodwill impairment. The election was made in consideration of the lower financial performance of the reporting unit when compared to fiscal 2013, mostly due to softness in market conditions, predominantly in the advanced packaging market. We performed the Step 1 test during the fourth quarter of fiscal 2014. We determined the fair value of the reporting unit for the Step 1 test using a 50-50% weighting of the Income (discounted cash flow) approach and Market (market comparable) approach. The Income approach utilizes the discounted cash flow model to provide an estimation of fair value based on the cash flows that a business expects to generate. These cash flows are based on forecasts developed internally by management which are then discounted at an after tax rate of return required by equity and debt market participants of a business enterprise. This rate of return or cost of capital is weighted based on the capitalization of comparable companies. The Market approach determines fair value by comparing the reporting units to comparable companies in similar lines of business that are publicly traded. Total Enterprise Value (TEV) multiples such as TEV to revenues and TEV to earnings (if applicable) before interest and taxes of the publicly traded companies are calculated. These multiples are then applied to the reporting unit's operating results to obtain an estimate of fair value. Each of these two approaches captures aspects of value in each reporting unit. The Income approach captures our expected future performance, and the Market approach captures how investors view the reporting units through other competitors. We believe these valuation approaches are proven valuation techniques and methodologies for our industry and are widely accepted by investors. As neither was perceived by us to deliver any greater indication of value than the other, and neither approach individually computed a fair value less than the carrying value of the segment, we weighted each of the approaches equally. Management completed and reviewed the results of the Step 1 analysis and concluded that a Step 2 analysis was not required as the estimated fair value of the CLC reporting unit was in excess of its carrying value. Between the completion of that testing and the end of the fourth quarter of fiscal 2014, we noted no indications of impairment or triggering events for either reporting unit to cause us to review goodwill for potential impairment

At September 27, 2014, we had $109.5 million of goodwill ($103.1 million in SLS and $6.4 million in CLC), $31.7 million of purchased intangible assets and $107.4 million of property and equipment on our consolidated balance sheet.
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
See Note 12 "Employee Stock Award, Option and Benefit Plans" in the notes to the Consolidated Financial Statements for a description of our stock-based employee compensation plans and the assumptions we use to calculate the fair value of stock-based employee compensation.
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
Federal and state income taxes have not been provided for on a portion of the unremitted earnings of foreign subsidiaries because such earnings are intended to be permanently reinvested. The total amount of unremitted earnings (including accumulated translation adjustments) of foreign subsidiaries for which we have not yet recorded federal and state income taxes was approximately $429.4 million at fiscal 2014 year-end. The amount of federal and state income taxes that would be payable upon repatriation of such earnings is not practicably determinable.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk disclosures
We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.
Interest rate sensitivity
A portion of our investment portfolio is composed of fixed income securities. These securities are subject to interest rate risk and will fall in value if market interest rates increase. If interest rates were to increase immediately (whether due to changes in overall market rates or credit worthiness of the issuers of our individual securities) and uniformly by 10% from levels at fiscal 2014 year-end, the fair value of the portfolio, based on quoted market prices in active markets involving similar assets, would decline by an immaterial amount due to their short-term maturities. We have the ability to generally hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. If necessary, we may sell short-term investments prior to maturity to meet our liquidity needs.
At fiscal 2014 year-end, the fair value of our available-for-sale debt securities was $227.1 million, all of which was classified as short-term investments. Gross unrealized gains and losses on available-for-sale debt securities were $1.0 million and $(45,000), respectively, at fiscal 2014 year-end. At fiscal 2013 year-end, the fair value of our available-for-sale debt securities was $139.7 million, all of which was classified as short-term investments. Gross unrealized gains and losses on available-for-sale debt securities were $0.6 million and ($16,000), respectively, at fiscal 2013 year-end.
Foreign currency exchange risk
We maintain operations in various countries outside of the United States and have foreign subsidiaries that manufacture and sell our products in various global markets. The majority of our sales are transacted in U.S. dollars. However, we do generate revenues in other currencies, primarily the Euro, Japanese Yen, the Korean Won and the Chinese Renminbi. As a result, our earnings, cash flows and cash balances are exposed to fluctuations in foreign currency exchange rates. We attempt to limit these exposures through financial market instruments. We utilize derivative instruments, primarily forward contracts with maturities of three months or less, to manage our exposure associated with anticipated cash flows and net asset and liability positions denominated in foreign currencies. Gains and losses on the forward contracts are mitigated by gains and losses on the underlying instruments. We do not use derivative financial instruments for trading purposes.
On occasion, we enter into currency forward exchange contracts to hedge specific anticipated foreign currency denominated transactions generally expected to occur within the next 12 months. These cash flow hedges are designated for hedge accounting treatment and gains and losses on these contracts are recorded in accumulated other comprehensive income in stockholder's equity and reclassified into earnings at the time that the related transactions being hedged are recognized in earnings. See Note 6 "Derivative Instruments and Hedging Activities".
We do not anticipate any material adverse effect on our consolidated financial position, results of operations or cash flows resulting from the use of these instruments. There can be no assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately. For example, the Japanese Yen, the Euro and the Korean Won have recently decreased in value. While we model currency valuations and fluctuations, these may not ultimately be accurate. If a financial counterparty to any of our hedging arrangements experiences financial difficulties or is otherwise unable to honor the terms of the foreign currency hedge, we may experience material financial losses. In the current economic environment, the risk of failure of a financial party remains high.

At September 27, 2014, approximately $201.3 million of our cash, cash equivalents and short-term investments were held outside the U.S. in certain of our foreign operations, $67.9 million of which was denominated in currencies other than the U.S. dollar.
A hypothetical 10% change in foreign currency rates on our forward contracts would not have a material impact on our results of operations, cash flows or financial position.
The following table provides information about our foreign exchange forward contracts at September 27, 2014. The table presents the weighted average contractual foreign currency exchange rates, the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date and fair value. The U.S. fair value represents the fair value of the contracts valued at September 27, 2014 rates.
Forward contracts to sell (buy) foreign currencies (in thousands, except contract rates):

	Average Contract Rate	U.S. Notional Contract Value	U.S. Fair Value
Non-Designated - For US Dollars:
Euro	1.3197	$(31,926)	$1,153
Japanese Yen	103.861	$609	$(29)
British Pound	1.6574	$3,515	$(63)
Korean Won	1,019.730	$2,991	$(72)
Chinese Renminbi	6.1730	$15,678	$56
Singapore Dollar	1.2485	$(1,899)	$35

Non-Designated - For Euros:
Japanese Yen	103.5502	$14,004	$(137)

Designated - For US Dollars
Euro	1.3936	$(11,149)	$950

Designated - for Euros:
Japanese Yen	103.9544	$12,091	$(63)

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See Item 15-(a) for an index to the Consolidated Financial Statements and Supplementary Financial Information, which are attached hereto and incorporated by reference herein. The financial statements and notes thereto can be found beginning on page 67 of this annual report.

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
Management assessed the effectiveness of our internal control over financial reporting as of September 27, 2014, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (1992). Based on the assessment by management, we determined that our internal control over financial reporting was effective as of September 27, 2014. The effectiveness of our internal control over financial reporting as of September 27, 2014 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report which appears below.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 27, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Coherent, Inc.:
We have audited the internal control over financial reporting of Coherent, Inc. and its subsidiaries (collectively, the "Company") as of September 27, 2014, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 27, 2014, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 27, 2014, of the Company and our report dated November 25, 2014, expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
November 25, 2014

ITEM 9B.    OTHER INFORMATION
Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding: (i) our directors will be set forth under the caption "Proposal One —Election of Directors—Nominees"; (ii) compliance with Section 16(a) of the Securities Act of 1933 will be set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance"; (iii) the process for stockholders to nominate directors will be set forth under the caption "Proposal One—Election of Directors—Process for Recommending Candidates for Election to the Board of Directors"; (iv) our audit committee and audit committee financial expert will be set forth under the caption "Proposal One—Election of Directors—Board Meetings and Committees—Audit Committee"; in our proxy statement for use in connection with an upcoming Annual Meeting of Stockholders to be held in 2015 (the "2015 Proxy Statement") and is incorporated herein by reference or included in a Form 10-K/A as an amendment to this Form 10-K. The 2015 Proxy Statement or Form 10-K/A will be filed with the SEC within 120 days after the end of our fiscal year.
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
Stockholders may request free printed copies of our worldwide Business Conduct Policy from:
Coherent, Inc.
Attention: Investor Relations
5100 Patrick Henry Drive
Santa Clara, California 95054
Executive Officers
The name, age, position and a brief account of the business experience of our executive officers as of November 24, 2014 are set forth below:

Name	Age	Office Held
John R. Ambroseo	53	President and Chief Executive Officer
Helene Simonet	62	Executive Vice President and Chief Financial Officer
Mark Sobey	54	Executive Vice President and General Manager, Specialty Laser Systems
Paul Sechrist	55	Executive Vice President, Worldwide Sales and Service
Luis Spinelli	66	Executive Vice President and Chief Technology Officer
Bret M. DiMarco	46	Executive Vice President, General Counsel and Corporate Secretary
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

Since October 2014, Ms. Simonet has served as a member of the Board of Directors of Rogers Corporation, a NYSE-listed provider of engineered materials. Ms. Simonet has both Master's and Bachelor degrees from the University of Leuven, Belgium.
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

ITEM 11.    EXECUTIVE COMPENSATION
Information regarding: (i) executive officer and director compensation will be set forth under the captions "Election of Directors—Director Compensation" and "Executive Officers and Executive Compensation" and (ii) compensation committee interlocks will be set forth under the caption "Executive Officers and Executive Compensation—Compensation Committee Interlocks and Insider Participation and Committee Independence" in the 2015 Proxy Statement or included in a Form 10-K/A as an amendment to our Form 10-K for the fiscal year ended September 27, 2014. The 2015 Proxy Statement or Form 10-K/A will be filed with the SEC within 120 days after the end of our fiscal year.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding: (i) equity compensation plan information will be set forth under the caption "Equity Compensation Plan Information"; and (ii) security ownership of certain beneficial owners and management will be set forth under the caption "Security Ownership of Certain Beneficial Owners and Management"; in our 2015 Proxy Statement and is incorporated herein by reference or included in a Form 10-K/A as an amendment to our Form 10-K for the fiscal year ended September 27, 2014.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this item will be set forth under the caption "Certain Relationships and Related Party Transactions" in our 2015 Proxy Statement and is incorporated herein by reference or included in a Form 10-K/A as an amendment to our Form 10-K for the fiscal year ended September 27, 2014.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Principal Accounting Fees and Services

The following table sets forth fees for services provided by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, "Deloitte") during fiscal years 2014 and 2013:

	2014	2013
Audit fees(1)	$1,918,649	$1,818,000
Audit-related fees(2)	—	79,126
Tax fees(3)	166,382	135,337
All other fees(4)	2,600	2,200
Total	$2,087,631	$2,034,663
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
Pre-Approval of Audit and Non-Audit Services
The Audit Committee has determined that the provision of non-audit services by Deloitte is compatible with maintaining Deloitte's independence. In accordance with its charter, the Audit Committee approves in advance all audit and non-audit services to be provided by Deloitte. In other cases, the Chairman of the Audit Committee has the delegated authority from the Committee to pre-approve certain additional services, and such pre-approvals are communicated to the full Committee at its next meeting. During fiscal year 2014, all services were pre-approved by the Audit Committee in accordance with this policy.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
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

3.	Exhibits

Exhibit Numbers
3.1*	Restated and Amended Certificate of Incorporation. (Previously filed as Exhibit 3.1 to Form 10-K for the fiscal year ended September 29, 1990)
3.2*	Certificate of Amendment of Restated and Amended Certificate of Incorporation of Coherent, Inc. (Previously filed as Exhibit 3.2 to Form 10-K for the fiscal year ended September 28, 2002)
3.3*	Bylaws. (Previously filed as Exhibit 3.1 to Form 8-K, filed on December 12, 2012)
10.1*‡	Amended and Restated Employee Stock Purchase Plan. (Previously filed as Exhibit 10.1 to Form S-8 filed on June 12, 2012)
10.2*‡	Coherent Employee Retirement and Investment Plan. (Previously filed as Exhibit 10.23 to Form 8, Amendment No. 1 to Annual Report on Form 10-K for the fiscal year ended September 25, 1982)
10.3*	1998 Director Option Plan. (Previously filed as Appendix B to Schedule 14A filed February 28, 2006)
10.4*‡	2001 Stock Plan. (Previously filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 29, 2008)
10.5*‡	Change of Control Severance Plan, as amended and restated effective December 7, 2012. (Previously filed as Exhibit 10.1 to Form 8-K, filed on December 12, 2012)
10.6*‡	Variable Compensation Plan, as amended. (Previously filed as Exhibit 10.7 to Form 10-K for the fiscal year ended October 1, 2011)
10.7*‡	Fiscal 2012 Variable Compensation Plan Payout Scale (Previously filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended December 29, 2012)
10.8*‡	Fiscal 2013 Variable Compensation Plan Payout Scale (Previously filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended December 28, 2013)
10.9***‡	Fiscal 2014 Variable Compensation Plan Payout Scale (Previously filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended December 28, 2013)
10.10*‡	Supplementary Retirement Plan. (Previously filed as Exhibit 10.5 to Form 10-Q for the quarter ended April 1, 2006)
10.11*‡	2005 Deferred Compensation Plan. (Previously filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended December 31, 2011)
10.12*‡	Form of 2001 Stock Plan Terms and Conditions of Restricted Stock Units. (Previously filed as Exhibit 10.1 to Form 8-K filed on November 27, 2009)
10.13*‡	Form of 2001 Stock Plan Amended Global Stock Option Agreement. (Previously filed as Exhibit 10.2 to Form 8-K filed on November 27, 2009)
10.14*	Amended and Restated Loan Agreement by and between Coherent, Inc. and Union Bank of California, N.A. dated as of May 30, 2012. (Previously filed as Exhibit 10.1 to Form 8-K filed on June 5, 2012)
10.15*	Amended and Restated Promissory Note (Base Rate) (Previously filed as Exhibit 10.2 to Form 8-K filed on June 5, 2012)
10.16*	Second Lease Amendment by and between Coherent, Inc. and 5200 Patrick Henry Associates LLC dated as of July 23, 2010. (Previously filed as Exhibit 10.1 to Form 10-Q for the quarter ended July 3, 2010)
10.17*	Form of Indemnification Agreement (Previously filed as Exhibit 10.18 to Form 10-K for the year ended October 2, 2010)
10.18*‡	2011 Equity Incentive Plan. (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8 (File No. 333-174019) filed on May 6, 2011)
10.19*‡	Form of RSU Agreement for members of the Board of Directors under the Company's 2011 Equity Incentive Plan. (Previously filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended July 2, 2011)
10.20*‡	Form of Option Agreement for members of the Board of Directors under the Company's 2011 Equity Incentive Plan. (Previously filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended July 2, 2011)
10.21*‡	Form of Performance RSU Agreement under the 2011 Equity Incentive Plan. (Previously filed as Exhibit 10.22 to Form 10-K for the fiscal year ended October 1, 2011)
10.22*‡	Form of Time-Based RSU Agreement under the 2011 Equity Incentive Plan. (Previously filed as Exhibit 10.23 to Form 10-K for the fiscal year ended October 1, 2011)

10.23*‡	Form of Performance RSU Agreement under the 2011 Equity Incentive Plan (Amended) (Previously filed as Exhibit 10.23 to Form 10-K for the fiscal year ended September 29, 2012)
10.24*‡	Form of Performance RSU Agreement under the 2011 Equity Incentive Plan, as amended November 8, 2013. (Previously filed as Exhibit 10.1 to Form 8-K filed November 14, 2013)
10.25*	First Modification Agreement to Loan and Security Agreement with Union Bank, N.A., dated May 30, 2014 (Previously filed as Exhibit 10.1 to Form 8-K filed June 3, 2014)
21.1	Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see signature page)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
__________________________________________

*	These exhibits were previously filed with the Commission as indicated and are incorporated herein by reference.
**	Portions of this exhibit are redacted and confidential treatment has been requested.
‡	Identifies management contract or compensatory plans or arrangements required to be filed as an exhibit.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COHERENT, INC.
Date:	November 25, 2014	/s/ JOHN R. AMBROSEO
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ JOHN R. AMBROSEO
John R. Ambroseo (Director and Principal Executive Officer)	November 25, 2014 Date
/s/ HELENE SIMONET
Helene Simonet (Principal Financial and Accounting Officer)	November 25, 2014 Date
/s/ JAY T. FLATLEY
Jay T. Flatley (Director)	November 25, 2014 Date
/s/ SUSAN M. JAMES
Susan M. James (Director)	November 25, 2014 Date
/s/ L. WILLIAM KRAUSE
L. William Krause (Director)	November 25, 2014 Date
/s/ GARRY W. ROGERSON
Garry W. Rogerson (Director)	November 25, 2014 Date
/s/ STEVE SKAGGS
Steve Skaggs (Director)	November 25, 2014 Date
/s/ SANDEEP VIJ
Sandeep Vij (Director)	November 25, 2014 Date

STATEMENT OF MANAGEMENT RESPONSIBILITY
Management is responsible for the preparation, integrity, and objectivity of the Consolidated Financial Statements and other financial information included in the Company's 2014 Annual Report on Form 10-K. The Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles and reflect the effects of certain estimates and judgments made by management. It is critical for investors and other readers of the Consolidated Financial Statements to have confidence that the financial information that we provide is timely, complete, relevant and accurate.
Management, with oversight by the Company's Board of Directors, has established and maintains a corporate culture that requires that the Company's affairs be conducted to the highest standards of business ethics and conduct. Management also maintains a system of internal controls that is designed to provide reasonable assurance that assets are safeguarded and that transactions are properly recorded and executed in accordance with management's authorization. This system is regularly monitored through direct management review, as well as extensive audits conducted by internal auditors throughout the organization.
Our Consolidated Financial Statements as of and for the year ended September 27, 2014 have been audited by Deloitte & Touche LLP, an independent registered public accounting firm. Their audit was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and included an integrated audit under such standards.
The Audit Committee of the Board of Directors meets regularly with management, the internal auditors and the independent registered public accounting firm to review accounting, reporting, auditing and internal control matters. The Audit Committee has direct and private access to both internal and external auditors.
See Item 9A for Management's Report on Internal Control Over Financial Reporting.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Coherent, Inc.:
We have audited the accompanying consolidated balance sheets of Coherent, Inc. and its subsidiaries (collectively, the "Company") as of September 27, 2014 and September 28, 2013, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended September 27, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 27, 2014 and September 28, 2013, and the results of its operations and its cash flows for each of the three years in the period ended September 27, 2014, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 27, 2014, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 25, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP

San Jose, California
November 25, 2014

COHERENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	September 27, 2014	September 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$91,217	$110,444
Short-term investments	227,058	139,666
Accounts receivable—net of allowances of $1,155 in 2014 and $1,386 in 2013	137,324	136,759
Inventories	170,483	168,067
Prepaid expenses and other assets	27,839	52,577
Deferred tax assets	27,134	21,713
Total current assets	681,055	629,226
Property and equipment, net	107,424	114,333
Goodwill	109,513	113,408
Intangible assets, net	31,666	42,971
Other assets	69,717	66,540
Total assets	$999,375	$966,478
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short term borrowings and current portion of long-term obligations	$—	$2
Accounts payable	32,784	36,565
Income taxes payable	2,029	24,695
Other current liabilities	82,506	84,566
Total current liabilities	117,319	145,828
Other long-term liabilities	62,407	62,132
Commitments and contingencies (Note 10)
Stockholders' equity:
Common stock, par value $.01:
Authorized—500,000 shares;
Outstanding—24,950 shares in 2014 and 24,464 shares in 2013	248	244
Additional paid-in capital	184,042	162,253
Accumulated other comprehensive income	34,682	54,450
Retained earnings	600,677	541,571
Total stockholders' equity	819,649	758,518
Total liabilities and stockholders' equity	$999,375	$966,478
See accompanying Notes to Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended
	September 27, 2014	September 28, 2013	September 29, 2012
Net sales	$794,639	$810,126	$769,088
Cost of sales	481,249	487,855	453,103
Gross profit	313,390	322,271	315,985
Operating expenses:
Research and development	79,070	82,785	78,260
Selling, general and administrative	154,030	149,513	138,519
Amortization of intangible assets	3,424	5,074	10,376
Total operating expenses	236,524	237,372	227,155
Income from operations	76,866	84,899	88,830
Other income (expense):
Interest and dividend income	397	230	311
Interest expense	(72)	(164)	(86)
Other—net	2,028	(1,469)	1,567
Total other income (expense), net	2,353	(1,403)	1,792
Income before income taxes	79,219	83,496	90,622
Provision for income taxes	20,113	17,141	27,660
Net income	$59,106	$66,355	$62,962
Net income per share:
Basic	$2.39	$2.75	$2.67
Diluted	$2.36	$2.70	$2.62
Shares used in computation:
Basic	24,760	24,138	23,561
Diluted	25,076	24,555	24,026
See accompanying Notes to Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended
	September 27, 2014	September 28, 2013	September 29, 2012

Net income	$59,106	$66,355	$62,962
Other comprehensive income (loss) (1):
Translation adjustments (2)	(19,185)	13,998	(10,796)
Net loss on derivative instruments, net of taxes (3)	(573)	—	—
Changes in unrealized gains (losses) on available-for-sale securities, net of taxes (4)	(10)	(3)	30
Other comprehensive income (loss), net of tax	(19,768)	13,995	(10,766)
Total comprehensive income	$39,338	$80,350	$52,196

(1) Reclassification adjustments were not significant during fiscal years 2014, 2013 and 2012.

(2) Tax expense (benefit) of $250, $(746) and $(166) was provided on translation adjustments during fiscal 2014, 2013 and 2012, respectively.

(3) Tax benefit of $(332) was provided on net loss on derivative instruments during fiscal 2014.

(4) Tax expense (benefit) on changes in unrealized gains (losses) on available-for-sale securities was insignificant.

COHERENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Three Years in the Period Ended September 27, 2014
(In thousands)

	Common Stock Shares	Common Stock Par Value	Add. Paid-in Capital	Accum. Other Comp. Income	Retained Earnings	Total
Balances, October 1, 2011	23,722	$236	$130,250	$51,221	$436,294	$618,001
Common stock issued under stock plans, net of shares withheld for employee taxes	567	6	8,745	—	—	8,751
Tax impact from employee stock options	—	—	1,264	—	—	1,264
Repurchases of common stock	(543)	(5)	(24,994)	—	—	(24,999)
Stock-based compensation	—	—	16,443	—	—	16,443
Net income	—	—	—	—	62,962	62,962
Other comprehensive loss, net of tax	—	—	—	(10,766)	—	(10,766)
Balances, September 29, 2012	23,746	$237	$131,708	$40,455	$499,256	$671,656
Common stock issued under stock plans, net of shares withheld for employee taxes	718	7	12,364	—	—	12,371
Tax impact from employee stock options	—	—	(836)	—	—	(836)
Stock-based compensation	—	—	19,017	—	—	19,017
Cash dividends paid ($1.00 per common share)	—	—	—	—	(24,040)	(24,040)
Net income	—	—	—	—	66,355	66,355
Other comprehensive income, net of tax	—	—	—	13,995	—	13,995
Balances, September 28, 2013	24,464	$244	$162,253	$54,450	$541,571	$758,518
Common stock issued under stock plans, net of shares withheld for employee taxes	486	4	2,870	—	—	2,874
Tax impact from employee stock options	—	—	(52)	—	—	(52)
Stock-based compensation	—	—	18,971	—	—	18,971
Net income	—	—	—	—	59,106	59,106
Other comprehensive loss, net of tax	—	—	—	(19,768)	—	(19,768)
Balances, September 27, 2014	24,950	$248	$184,042	$34,682	$600,677	$819,649
See accompanying Notes to Consolidated Financial Statements

COHERENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Year Ended
	September 27, 2014	September 28, 2013	September 29, 2012
Cash flows from operating activities:
Net income	$59,106	$66,355	$62,962
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,608	26,356	23,243
Amortization of intangible assets	9,593	9,767	6,406
Write-off of Hypertronics intangibles	—	—	4,142
Stock-based compensation	18,897	18,891	16,315
Excess tax benefit from stock-based compensation arrangements	—	—	(1,264)
Deferred income taxes	(8,185)	(1,107)	(4,763)
Other non-cash (income) expense	(1,364)	353	(192)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(5,191)	4,226	(5,146)
Inventories	(6,890)	4,260	(9,767)
Prepaid expenses and other assets	11,635	10,128	(5,294)
Other assets	(3,489)	34	147
Accounts payable	(2,295)	6,116	(10,443)
Income taxes payable/receivable	(11,373)	(20,574)	(6,922)
Other current liabilities	(580)	(11,185)	(5,360)
Other long-term liabilities	4,907	1,902	707
Net cash provided by operating activities	91,379	115,522	64,771
Cash flows from investing activities:
Purchases of property and equipment	(23,390)	(21,988)	(36,051)
Proceeds from dispositions of property and equipment	585	1,482	280
Purchases of available-for-sale securities	(280,408)	(228,231)	(244,186)
Proceeds from sales and maturities of available-for-sale securities	193,430	245,361	140,700
Acquisition of businesses, net of cash acquired	—	(67,289)	(3,687)
Net cash used in investing activities	(109,783)	(70,665)	(142,944)

(continued)

COHERENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (In thousands)

	Year Ended
	September 27, 2014	September 28, 2013	September 29, 2012
Cash flows from financing activities:
Short-term borrowings	$61,523	$20,717	$9,262
Repayments of short-term borrowings	(61,499)	(20,717)	(9,262)
Repayments of capital lease obligations	(2)	(17)	(15)
Repurchase of common stock	—	—	(24,999)
Issuance of common stock under employee stock option and purchase plans	10,685	16,541	13,288
Cash dividend paid	—	(24,040)	—
Excess tax benefits from stock-based compensation arrangements	—	—	1,264
Net settlement of restricted common stock	(7,811)	(4,170)	(4,537)
Net cash provided by (used in) financing activities	2,896	(11,686)	(14,999)
Effect of exchange rate changes on cash and cash equivalents	(3,719)	9,512	(6,128)
Net increase (decrease) in cash and cash equivalents	(19,227)	42,683	(99,300)
Cash and cash equivalents, beginning of year	110,444	67,761	167,061
Cash and cash equivalents, end of year	$91,217	$110,444	$67,761
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$32	$164	$86
Income taxes	$44,055	$54,047	$49,755
Cash received during the year for:
Income taxes	$7,022	$13,538	$11,855
Noncash investing and financing activities:
Unpaid property and equipment purchases	$721	$1,550	$1,031

(concluded)
See accompanying Notes to Consolidated Financial Statements

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS
Founded in 1966, Coherent, Inc. provides photonics-based solutions in a broad range of commercial and scientific research applications. Coherent designs, manufactures, services and markets lasers, laser tools and related accessories for a diverse group of customers. Headquartered in Santa Clara, California, the Company has worldwide operations including research and development, manufacturing, sales, service and support capabilities.

2. SIGNIFICANT ACCOUNTING POLICIES
Fiscal Year
Our fiscal year ends on the Saturday closest to September 30. Fiscal years 2014, 2013 and 2012 ended on September 27, 2014, September 28, 2013 and September 29, 2012, respectively, and are referred to in these financial statements as fiscal 2014, fiscal 2013, and fiscal 2012 for convenience. All fiscal years include 52 weeks. The fiscal years of the majority of our international subsidiaries end on September 30. Accordingly, the financial statements of these subsidiaries as of that date and for the years then ended have been used for our consolidated financial statements. Management believes that the impact of the use of different year-ends is immaterial to our consolidated financial statements taken as a whole.
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
Basis of Presentation
The consolidated financial statements include the accounts of Coherent, Inc. and its majority-owned subsidiaries (collectively, the "Company", "we", "our", or "Coherent"). Intercompany balances and transactions have been eliminated.
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
Concentration of Credit Risk
Financial instruments that may potentially subject us to concentrations of credit risk consist principally of cash equivalents, short-term investments and accounts receivable. At fiscal 2014 year-end, the majority of our short-term investments are in US Treasury and federal agency obligations and corporate notes and obligations. Cash equivalents and short-term investments are maintained with several financial institutions and may exceed the amount of insurance provided on such balances. At September 27, 2014, we held cash and cash equivalents and short-term investments outside the U.S. in certain of our foreign operations totaling approximately $201.3 million, $67.9 million of which was denominated in currencies other than the U.S. dollar. The majority of our accounts receivable are derived from sales to customers for commercial applications. We perform ongoing credit evaluations of our customers' financial condition and limit the amount of credit extended when deemed necessary but generally require no collateral. We maintain reserves for potential credit losses. Our products are broadly distributed and there were two customers who accounted for 15.2% and 11.6% of accounts receivable at fiscal 2014 year-end. There were two customers who accounted for 15.2% and 11.7% of accounts receivable at fiscal 2013 year-end.
Derivative Financial Instruments

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Our primary objective for holding derivative financial instruments is to manage currency exchange rate risk. Principal currencies hedged include the Euro, Korean Won, Japanese Yen, British Pound, Chinese Renminbi and Singapore dollar. Our derivative financial instruments are recorded at fair value and are included in other current assets and other accrued liabilities.
Our accounting policies for derivative financial instruments are based on whether they meet the criteria for designation as a cash flow hedge. Changes in the fair value of these cash flow hedges that are highly effective are recorded in accumulated other comprehensive income and reclassified into earnings in the same line item on the consolidated statements of operations as the impact of the hedged transaction during the period in which the hedged transaction affects earnings. The changes in fair value of derivative instruments that are not designated as hedges and the ineffective portion of cash flow hedges are recognized immediately in earnings in the line item on the consolidated statements of operations most closely associated with the related exposures, primarily in other income and expenses. Derivatives that we designate as cash flow hedges are classified in the consolidated statements of cash flows in the same section as the underlying item, primarily within cash flows from operating activities.
We formally document all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash-flow hedges to specific forecasted transactions. We also assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged items.
Accounts Receivable Allowances
Accounts receivable allowances reflect our best estimate of probable losses inherent in our accounts receivable balances. We regularly review allowances by considering factors such as historical experience, credit quality, the age of the accounts receivable balances and current economic conditions that may affect a customer's ability to pay.
Activity in accounts receivable allowance is as follows (in thousands):

	Fiscal year-end
	2014	2013	2012
Beginning balance	$1,386	$1,443	$1,439
Additions charged to expenses	1,194	1,622	1,362
Deductions from reserves	(1,425)	(1,679)	(1,358)
Ending balance	$1,155	$1,386	$1,443
Inventories
Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories are as follows (in thousands):

	Fiscal year-end
	2014	2013
Purchased parts and assemblies	$51,091	$50,275
Work-in-process	70,486	60,089
Finished goods	48,906	57,703
	$170,483	$168,067
Property and Equipment
Property and equipment are stated at cost and are depreciated or amortized using the straight-line method. Cost, accumulated depreciation and amortization, and estimated useful lives are as follows (dollars in thousands):

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Fiscal year-end
	2014	2013	Useful Life
Land	$6,235	$6,295
Buildings and improvements	73,154	73,139	5-40 years
Equipment, furniture and fixtures	224,133	220,133	3-10 years
Leasehold improvements	30,632	29,763	Lesser of useful life or terms of leases
	334,154	329,330
Accumulated depreciation and amortization	(226,730)	(214,997)
Property and equipment, net	$107,424	$114,333
Asset Retirement Obligations
The fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. All of our existing asset retirement obligations are associated with commitments to return the property to its original condition upon lease termination at various sites and costs to clean up and dispose of certain fixed assets at our Sunnyvale, California site. We estimated that as of fiscal 2014 year-end, gross expected future cash flows of $2.4 million would be required to fulfill these obligations.
The following table reconciles changes in our asset retirement liability for fiscal 2014 and 2013 (in thousands):

Asset retirement liability as of September 29, 2012	$2,029
Payment of asset retirement obligations	—
Adjustment to asset retirement obligations recognized	253
Accretion recognized	70
Changes due to foreign currency exchange	(105)
Asset retirement liability as of September 28, 2013	2,247
Payment of asset retirement obligations	—
Adjustment to asset retirement obligations recognized	39
Accretion recognized	53
Changes due to foreign currency exchange	(117)
Asset retirement liability as of September 27, 2014	$2,222
At September 27, 2014 and September 28, 2013, the asset retirement liability is included in Other Long-term Liabilities on our consolidated balance sheets.
Long-lived Assets
We evaluate the carrying value of long-lived assets, including intangible assets, whenever events or changes in business circumstances or our planned use of long-lived assets indicate that their carrying amounts may not be fully recoverable or that their useful lives are no longer appropriate. Reviews are performed to determine whether the carrying values of long-lived assets are impaired based on a comparison to the undiscounted expected future net cash flows. If the comparison indicates that impairment exists, long-lived assets that are classified as held and used are written down to their respective fair values. When long-lived assets are classified as held for sale, they are written down to their respective fair values less costs to sell. Significant management judgment is required in the forecast of future operating results that is used in the preparation of expected undiscounted cash flows. For fiscal years 2014, 2013 and 2012, there were no significant asset impairments recorded.
Goodwill
Goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired (see Note 7. "Goodwill and Intangible Assets"). In testing for impairment, we have the option to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

reporting unit is less than its carrying amount. Moreover, an entity can bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the impairment test, and then resume performing the qualitative assessment in any subsequent period. In fiscal 2012, we performed a qualitative assessment. In fiscal 2013, we elected to bypass the qualitative assessment and proceed directly to performing the first step of the goodwill impairment test. This election was made because we had last performed this impairment test in fiscal 2010 and we have subsequently added a substantial amount of goodwill balances as a result of our acquisitions of Midaz in the fourth quarter of fiscal 2012 and the acquisitions of Innolight and Lumera in the first quarter of fiscal 2013. We performed our Step 1 test during the fourth quarter of fiscal 2013 using the opening balance sheet as of the first day of the fourth quarter and noted no impairment. Between the completion of that testing and the end of the fourth quarter of fiscal 2013, we noted no indications of impairment or triggering events to cause us to review goodwill for potential impairment. In our fiscal 2014 annual testing, we performed a qualitative assessment of the goodwill  for our SLS reporting unit (operating segment) using the opening balance sheet as of the first day of the fourth quarter and noted no impairment. For the CLC reporting unit (operating segment), we elected to bypass the qualitative assessment and proceed directly to performing the first step of the goodwill impairment test. This election was made because of the decline in fiscal 2014 reporting unit performance over fiscal 2013, mostly due to market softness predominantly in the advanced packaging market. We performed our Step 1 test using the opening balance sheet as of the first day of the fourth quarter and noted no impairment. (See Note 7 for additional discussion of the fiscal 2014 analysis.)
Intangible Assets
Intangible assets, including acquired existing technology, customer lists and trade name are amortized on a straight-line basis over estimated useful lives of 1 year to 15 years.
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
Components of the reserve for warranty costs during fiscal 2014, 2013 and 2012 were as follows (in thousands):

	Fiscal year-end
	2014	2013	2012
Beginning balance	$18,508	$17,442	$16,704
Additions related to current period sales	24,149	26,721	29,425
Warranty costs incurred in the current period	(25,144)	(27,975)	(28,263)
Accruals resulting from acquisitions	—	1,735	—
Adjustments to accruals related to foreign exchange and other	(552)	585	(424)
Ending balance	$16,961	$18,508	$17,442

Loss contingencies

We are subject to the possibility of various loss contingencies arising in the ordinary course of business. We consider the likelihood of loss or impairment of an asset, or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss, in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. If we determine that a loss is possible and the range of the loss can be reasonably determined, then we disclose the range of the possible loss. We regularly evaluate current information available to us to determine whether an accrual is required, an accrual should be adjusted or a range of possible loss should be disclosed.
Revenue Recognition

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
The majority of our sales are made to original equipment manufacturers ("OEMs"), distributors, resellers and end-users in the non-scientific market. Sales made to these customers do not require installation of the products by us and are not subject to other post-delivery obligations, except in occasional instances where we have agreed to perform installation or provide training. In those instances, we defer revenue related to installation services or training until these services have been rendered. We allocate revenue from multiple element arrangements to the various elements based upon relative fair values.
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
We treat third party and government funding of our research and development activity, where we are the primary beneficiary of such work conducted, as a reduction of research and development cost. Research and development

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

reimbursements of $7.2 million, $1.7 million and $1.8 million were offset against research and development costs in fiscal 2014, 2013 and 2012, respectively.
Foreign Currency Translation
The functional currencies of our foreign subsidiaries are generally their respective local currencies. Accordingly, gains and losses from the translation of the financial statements of the foreign subsidiaries are reported as a separate component of accumulated other comprehensive income ("OCI"). Foreign currency transaction gains and losses are included in earnings.
Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive income (net of tax) at fiscal 2014 and fiscal 2013 year-ends are substantially comprised of accumulated translation adjustments of $35.3 million and $54.4 million, respectively.
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
The following table presents information necessary to calculate basic and diluted earnings (loss) per share (in thousands, except per share data):

	Fiscal
	2014	2013	2012
Weighted average shares outstanding—basic	24,760	24,138	23,561
Dilutive effect of employee awards	316	417	465
Weighted average shares outstanding—diluted	25,076	24,555	24,026
Net income	$59,106	$66,355	$62,962
Net income—basic	$2.39	$2.75	$2.67
Net income—diluted	$2.36	$2.70	$2.62
A total of 47,242; 883; and 99,912 potentially dilutive securities have been excluded from the dilutive share calculation for fiscal 2014, 2013 and 2012, respectively, as their effect was anti-dilutive.
Stock-Based Compensation
We account for stock-based compensation using the fair value of the awards granted. We estimate the fair value of stock options granted using the Black-Scholes Merton model. We value restricted stock units using the intrinsic value method. We use a Monte Carlo simulation model to estimate the fair value of market-based performance restricted stock units. We use historical data to estimate pre-vesting option and restricted stock unit forfeitures and record stock-based compensation expense only for those options and awards that are expected to vest. We amortize the fair value of stock options and awards on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. See Note 12 "Employee Stock Award, Option and Benefit Plans" for a description of our stock-based employee compensation plans and the assumptions we use to calculate the fair value of stock-based employee compensation.
Shipping and Handling Costs
We record costs related to shipping and handling of revenue in Cost of Sales for all periods presented. Shipping and handling fees billed to customers are included in Net Sales. Custom duties billed to customers are recorded in Cost of Sales.
Advertising Costs
Advertising costs are expensed as incurred and were $2.9 million, $3.4 million and $3.5 million in fiscal 2014, fiscal 2013 and fiscal 2012, respectively.

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
We account for uncertain tax issues pursuant to ASC 740-10 Income Taxes, which creates a single model to address accounting for uncertainty in tax positions by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. This standard provides a two-step approach for evaluating tax positions. The first step, recognition, occurs when a company concludes (based solely on the technical aspects of the matter) that a tax position is more likely than not to be sustained upon examination by a taxing authority. The second step, measurement, is only considered after step one has been satisfied and measures any tax benefit at the largest amount that is deemed more likely than not to be realized upon ultimate settlement of the uncertainty. These determinations involve significant judgment by management. Tax positions that fail to qualify for initial recognition are recognized in the first subsequent interim period that they meet the more likely than not standard or when they are resolved through negotiation or litigation with factual interpretation, judgment and certainty. Tax laws and regulations themselves are complex and are subject to change as a result of changes in fiscal policy, changes in legislation, evolution of regulations and court filings. Therefore, the actual liability for U.S. or foreign taxes may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially to reverse previously recorded tax liabilities.
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
Federal and state income taxes have not been provided for on a portion of the unremitted earnings of foreign subsidiaries because such earnings are intended to be permanently reinvested. The total amount of unremitted earnings (including accumulated translation adjustments) of foreign subsidiaries for which we have not yet recorded federal and state income taxes was approximately $429.4 million at fiscal 2014 year-end. The amount of federal and state income taxes that would be payable upon repatriation of such earnings is not practicably determinable.

Recently Issued Accounting Pronouncements
In May 2014, the FASB amended the Accounting Standards Codification and created a new Topic 606, Revenue from Contracts with Customers. The new guidance establishes a single comprehensive contract-based model for entities to use in accounting for revenue arising from contracts with customers. The new model significantly changes existing GAAP, requires substantial judgment in its application, and will generally require companies to make more disclosures about revenue. The core principle of the amendment is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new standard provides for two alternative implementation methods. The first is to apply the new standard retrospectively to each prior reporting period presented. This method does allow the use of certain practical expedients. The second method is to apply the new standard retrospectively in the year of initial adoption and record a cumulative effect adjustment for the impact of adjusting contracts open at the date of adoption. Under this transition method, we would apply this guidance retrospectively only to contracts that are not completed contracts at the date of initial application. We would then recognize the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings. This method also requires us to disclose comparative information for the year of adoption. We will adopt the FASB’s amended guidance for our fiscal year beginning October 1, 2017; early adoption is not permitted. We are currently evaluating the new guidance and have not determined the impact this standard may have on our financial statements nor have we decided upon the method of adoption.

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

In July 2013, the FASB issued amended guidance that resolves the diversity in practice for the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This new accounting guidance requires the netting of unrecognized tax benefits ("UTBs") against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. Under the new standard, UTBs will be netted against all available same-jurisdiction losses or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs. The new standard requires prospective adoption but allows retrospective adoption for all periods presented. We will adopt the FASB’s amended guidance for our fiscal year beginning September 28, 2014. We are currently evaluating the impact of this accounting standard update on our Consolidated Financial Statements.

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

Acquired IPR&D assets are initially recognized at fair value and are classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. The value assigned to IPR&D was determined by considering the value of the products under development to the overall development plan, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. During the development period, these assets will not be amortized as charges to earnings; instead these assets will be subject to periodic

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. BUSINESS COMBINATIONS (Continued)

impairment testing. The development process for the acquired IPR&D projects was completed and amortization of the assets, as existing technologies, began in the third quarter of fiscal 2014.

We expensed $0.6 million of acquisition-related costs as selling, general and administrative expenses in our consolidated statements of operations for our fiscal year 2013.

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

IPR&D consists of two projects that have not yet reached technological feasibility. The projects have not been completed as of September 27, 2014.

We expensed $0.2 million of acquisition-related costs as selling, general and administrative expenses in our consolidated statements of operations for our fiscal year 2013.

4. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES
We measure our cash equivalents and marketable securities at fair value. The fair values of our financial assets and liabilities are determined using quoted market prices of identical assets or quoted market prices of similar assets from active markets. Level 1 valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 valuations are obtained from quoted market prices in active markets involving similar assets; these instruments, which mature within one year and are issued by counterparties with high credit ratings, include U.S. Treasury and international government obligations, investment-grade corporate bonds, certificates of deposit and commercial paper. Level 3 valuations would be based on unobservable inputs to a valuation model and include our own data about assumptions market participants would use in pricing the asset or liability based on the best information available under the circumstances; as of September 27, 2014 and September 28, 2013, we did not have any assets or liabilities valued based on Level 3 valuations.

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES (Continued)

Financial assets and liabilities measured at fair value as of September 27, 2014 and September 28, 2013 are summarized below (in thousands):

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	September 27, 2014		September 28, 2013
	(Level 1)	(Level 2)	(Level 1)	(Level 2)
Money market fund deposits(1)	$5,975	$—	$12,468	$—
Certificates of deposit(1)	—	12,084	—	28,447
U.S. and international government obligations(2)(6)	—	150,088	—	109,263
Corporate notes and obligations(2)(6)	—	52,987	—	20,408
Commercial paper(3)(6)	—	25,383	—	9,995
Foreign currency contracts(4)(7)	—	(1,830)	—	746
Mutual funds—Deferred comp and supplemental plan(5)(8)	15,000	—	13,419	—

(1)	Included in cash and cash equivalents on the Consolidated Balance Sheet. The carrying amounts approximate fair value due to the short-term maturities of the cash equivalents.

(2)	Included in short-term investments on the Consolidated Balance Sheet.

(3)	September 27, 2014: Includes $1,400 recorded in cash and cash equivalents and $23,983 recorded in short-term investments on the Consolidated Balance Sheet.
September 28, 2013: Included in short-term investments on the Consolidated Balance Sheet.

(4)
September 27, 2014: Includes $303 and $63 recorded in prepaid expenses and other assets on the Consolidated Balance Sheet for non-designated forward contracts and cash flow contracts, respectively. Includes $1,246 and $950 both recorded in other current liabilities on the Consolidated Balance Sheet for non-designated forward contracts and cash flow contracts, respectively. (See Note 6).

September 28, 2013: Includes $1,270 recorded in prepaid expenses and other assets and $524 recorded in other current liabilities on the Consolidated Balance Sheet (see Note 6), all of which were non-designated forward contracts.

(5)	September 27, 2014: Includes $1,515 recorded in prepaid expenses and other assets and $13,485 recorded in other assets on the Consolidated Balance Sheet.
September 28, 2013: Includes $1,361 recorded in prepaid expenses and other assets and $12,058 recorded in other assets on the Consolidated Balance Sheet.

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

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES (Continued)

(8)
The fair value of mutual funds is determined based on quoted market prices. Securities traded on a national exchange are stated at the last reported sales price on the day of valuation; other securities traded in over-the-counter market and listed securities for which no sale was reported on that date are stated as the last quoted bid price.

5. SHORT-TERM INVESTMENTS
We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Investments classified as available-for-sale are reported at fair value with unrealized gains and losses, net of related income taxes, recorded as a separate component of OCI in stockholders' equity until realized. Interest and amortization of premiums and discounts for debt securities are included in interest income. Gains and losses on securities sold are determined based on the specific identification method and are included in other income (expense).
Cash, cash equivalents and short-term investments consist of the following (in thousands):

	Fiscal Year-end September 27, 2014
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$91,217	$—	$—	$91,217
Short-term investments:
Available-for-sale securities:
Commercial paper	$23,983	$—	$—	$23,983
U.S. Treasury and agency obligations	149,260	831	(3)	150,088
Corporate notes and obligations	52,834	195	(42)	52,987
Total short-term investments	$226,077	$1,026	$(45)	$227,058

	Fiscal Year-end September 28, 2013
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$110,444	$9	$—	$110,453
Short-term investments:
Available-for-sale securities:
Commercial paper	$9,995	$—	$—	$9,995
International government obligations	5,040	28	(5)	5,063
U.S. Treasury and agency obligations	103,694	507	(1)	104,200
Corporate notes and obligations	20,352	66	(10)	20,408
Total short-term investments	$139,081	$601	$(16)	$139,666

None of the unrealized losses as of the end of fiscal 2014 or 2013 were considered to be other-than-temporary impairments. The amortized cost and estimated fair value of available-for-sale investments in debt securities at fiscal 2014 and 2013 year-ends, classified as short-term investments on our consolidated balance sheets, were as follows (in thousands):

	Fiscal Year-end
	2014		2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Investments in available-for-sale debt securities due in less than 1 year	$178,329	$179,223	$139,081	$139,666
Investments in available-for-sale debt securities due in one to five years	$47,748	$47,835	$—	$—

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. SHORT-TERM INVESTMENTS (Continued)

During fiscal 2014, we received proceeds totaling $37.3 million from the sale of available-for-sale securities and realized gross gains of less than $0.1 million. During fiscal 2013, we received proceeds totaling $78.8 million from the sale of available-for-sale securities and realized gross gains of less than $0.1 million.
6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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
We maintain operations in various countries outside of the United States and have foreign subsidiaries that manufacture and sell our products in various global markets. The majority of our sales are transacted in U.S. dollars. However, we do generate revenues in other currencies, primarily the Euro, Japanese Yen (JPY), Korean Won and Chinese Renminbi (RMB). As a result, our earnings, cash flows and cash balances are exposed to fluctuations in foreign currency exchange rates. We attempt to limit these exposures through financial market instruments. We utilize derivative instruments, primarily forward contracts with maturities of three months or less, to manage our exposure associated with anticipated cash flows and net asset and liability positions denominated in foreign currencies. Gains and losses on the forward contracts are mitigated by gains and losses on the underlying instruments. We do not use derivative financial instruments for speculative or trading purposes. If a financial counterparty to any of our hedging arrangements experiences financial difficulties or is otherwise unable to honor the terms of the foreign currency hedge, we may experience material financial losses.
For derivative instruments that are not designated as hedging instruments, gains and losses are recognized in other income (expense).
Cash flow hedges related to anticipated transactions are designated and documented at the inception of the hedge when we enter into contracts for specific future transactions. Cash flow hedges are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of OCI in stockholder's equity and is reclassified into earnings when the underlying transaction affects earnings. The majority of the after-tax net income or loss related to derivative instruments included in OCI at September 27, 2014 is expected to be reclassified into earnings within 12 months. Changes in the fair value of currency forward contracts due to changes in time value are excluded from the assessment of effectiveness and recognized in other income (expense) as incurred. We classify the cash flows from the foreign exchange forward contracts that are accounted for as cash flow hedges in the same section as the underlying item, primarily within cash flows from operating activities.

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

The outstanding notional contract and fair value amounts of non-designated hedge contracts, with maximum maturity of three months, are as follows (in thousands):

	U.S. Notional Contract Value		U.S. Fair Value
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Euro currency hedge contracts
Purchase	$31,926	$46,248	$(1,153)	$1,051

Korean WON currency hedge contracts
Sell	$(2,991)	$(17,345)	$72	$(200)

Chinese RMB currency hedge contracts
Sell	$(15,678)	$(11,524)	$(56)	$(268)

Japanese Yen currency hedge contracts
Purchase	$471	$5,212	$(3)	$96
Sell	$(15,084)	$(11,860)	$169	$108

Other foreign currency hedge contracts
Purchase	$1,899	$1,465	$(35)	$123
Sell	$(3,515)	$(2,512)	$63	$(164)
The outstanding notional contract and fair value amounts of designated cash flow hedge contracts, with maximum maturity of twelve months, are as follows (in thousands):

	U.S. Notional Contract Value		U.S. Fair Value
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Euro currency hedge contracts
Purchase	$11,149	$—	$(950)	$—

JPY currency hedge contracts
Sell	$(12,091)	$—	$63	$—
We enter into certain derivative forward contracts to sell Japanese Yen and buy Euro to hedge exposures related to our photonics-based solutions in Asia. In order to facilitate the hedge, we transact with counterparties in the US directly and then allocate the hedge contracts to our affiliates through a back-to-back relationship with our German subsidiary. The German subsidiary designates these hedge contracts as cash flow hedges under ASC 815.
The fair values of our derivative instruments are included in prepaid expenses and other assets and in other current liabilities in our Consolidated Balance Sheets (see Note 4); such amounts were not material as of September 27, 2014 and September 28, 2013.
The locations and amounts of designated and non-designated derivative instruments’ gains and losses in the consolidated financial statements for the fiscal year ended September 27, 2014 and September 28, 2013 were as follows (in thousands):

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

	Location in financial statements	Fiscal Year Ended September 27, 2014	Fiscal Year Ended September 28, 2013	Fiscal Year Ended September 29, 2012
Derivatives designated as hedging instruments
Gains(losses) recognized in AOCI on derivatives (effective portion), after tax	AOCI	$(573)	$—	$—
Gains(losses) reclassified from AOCI into income (effective portion)	Revenue	$(13)	$—	$—
Gains(losses) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Other income (expense)	$20	$—	$—
Derivatives not designated as hedging instruments
Gains(losses) recognized in income	Other income (expense)	$(3,105)	$2,071	$(2,729)

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
Offsetting of Financial Assets/Liabilities under Master Netting Agreements with Derivative Counterparties as of September 27, 2014 and September 28, 2013 (in thousands):

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Derivative Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Derivative Assets Presented in the Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Received	Net Amounts
As of September 27, 2014:
Foreign exchange contracts	$367	$—	$367	$(367)	$—	$—
As of September 28, 2013:
Foreign exchange contracts	$1,270	$—	$1,270	$(524)	$—	$746
(1) The balances at September 27, 2014 and September 28, 2013 were related to derivative liabilities which are allowed to be net settled against derivative assets in accordance with the master netting agreements.

				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Derivative Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Derivative Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Paid	Net Amounts
As of September 27, 2014:
Foreign exchange contracts	$(2,197)	$—	$(2,197)	$367	$—	$(1,830)
As of September 28, 2013:
Foreign exchange contracts	$(524)	$—	$(524)	$524	$—	$—
(1) The balances at September 27, 2014 and September 28, 2013 were related to derivative assets which are allowed to be net settled against derivative liabilities in accordance with the master netting agreements.

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

Coherent has two reporting units: Specialty Laser Systems and Commercial Lasers and Components. In our fiscal 2014 annual testing, we performed a qualitative assessment of the goodwill for our SLS reporting unit (operating segment) during the fourth quarter of fiscal 2014 using the opening balance sheet as of the first day of the fourth quarter and concluded that it was more likely than not that the fair value of the reporting unit exceeded its carrying amount. In assessing the qualitative factors, we considered the impact of these key factors: macroeconomic conditions, fluctuations in foreign currency, market and industry

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. GOODWILL AND INTANGIBLE ASSETS (continued)

conditions, our operating and competitive environment, regulatory and political developments, the overall financial performance of the reporting unit including cost factors and budgeted-to-actual revenue results. We also considered our market capitalization, stock price performance and the significant excess between the estimated fair value and carrying value of the SLS segment.  Based on our assessment, goodwill in the SLS reporting unit was not impaired as of the first day of the fourth quarter of fiscal 2014. As such, it was not necessary to perform the two-step goodwill impairment test at that time. For the CLC reporting unit (operating segment), we elected to bypass the qualitative assessment and proceed directly to performing the first step of the goodwill impairment test. This election was made because of the decline in fiscal 2014 reporting unit performance over fiscal 2013, mostly due to market softness predominantly in the advanced packaging market. We performed our Step 1 test using the opening balance sheet as of the first day of the fourth quarter and noted no impairment. We determined the fair value of the CLC reporting unit for the Step 1 test using a 50-50% weighting of the Income (discounted cash flow) approach and Market (market comparable) approach. Management completed and reviewed the results of the Step 1 analysis and concluded that a Step 2 analysis was not required as the estimated fair value of the CLC reporting unit was in excess of its carrying value. Between the completion of that testing and the end of the fourth quarter of fiscal 2014, we noted no indications of impairment or triggering events with either reporting unit to cause us to review goodwill for potential impairment.

The changes in the carrying amount of goodwill by segment for fiscal 2014 and 2013 are as follows (in thousands):

	Commercial Lasers and Components (1)	Specialty Laser Systems (2)	Total
Balance as of September 29, 2012	$6,363	$71,326	$77,689
Additions (see Note 3)	—	32,952	32,952
Translation adjustments and other	—	2,767	2,767
Balance as of September 28, 2013	6,363	107,045	113,408
Translation adjustments and other	—	(3,895)	(3,895)
Balance as of September 27, 2014	$6,363	$103,150	$109,513
(1) Gross amount of goodwill for our CLC segment was $25.7 million at September 27, 2014 and September 28, 2013. At both September 27, 2014 and September 28, 2013, the accumulated impairment loss for the CLC segment was $19.3 million reflecting an impairment charge in fiscal 2009.
(2) The gross amount of goodwill for our SLS segment was $105.5 million and $109.4 million at September 27, 2014 and September 28, 2013. At both September 27, 2014 and September 28, 2013, the accumulated impairment loss for the SLS segment was $2.4 million reflecting an impairment charge in fiscal 2003.
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

During the year ended fiscal 2014, 2013 and 2012, we did not have any impairment of intangible assets as a result of the impairment analysis.

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. GOODWILL AND INTANGIBLE ASSETS (continued)

The components of our amortizable intangible assets are as follows (in thousands):

	Fiscal 2014 Year-end			Fiscal 2013 Year-end
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Existing technology	$81,551	$(57,827)	$23,724	$82,220	$(51,570)	$30,650
Customer lists	16,632	(9,199)	7,433	17,341	(7,465)	9,876
Trade name	431	(346)	85	710	(576)	134
Non-compete agreement	—	—	—	570	(558)	12
In-process research and development	424	—	424	2,299	—	2,299
Total	$99,038	$(67,372)	$31,666	$103,140	$(60,169)	$42,971
(1) For accounting purposes, when an intangible asset is fully amortized, it is removed from the disclosure schedule.
Amortizable intangible assets include intangible assets acquired through business combinations as well as through direct purchases or licenses.
The weighted average remaining amortization period for existing technology and trade name are approximately 4 years, and the weighted average remaining amortization period for customer lists is less than 1 year. Patents, order backlog, non-compete agreements and production know-how are fully amortized. Amortization expense for intangible assets during fiscal years 2014, 2013, and 2012 was $9.6 million, $9.8 million and $10.4 million, respectively, which includes $7.5 million, $6.6 million and $6.6 million, respectively, for amortization of existing technology and production know-how.
Estimated amortization expense for the next five fiscal years and all years thereafter are as follows (in thousands):

Estimated Amortization Expense
2015	$8,858
2016	8,472
2017	7,386
2018	4,338
2019	2,315
Thereafter	297
Total	$31,666

8. BALANCE SHEET DETAILS
Prepaid expenses and other assets consist of the following (in thousands):

	Fiscal Year-end
	2014	2013
Prepaid and refundable income taxes	$11,001	$23,939
Prepaid expenses and other	16,838	28,638
Total prepaid expenses and other assets	$27,839	$52,577
Other assets consist of the following (in thousands):

	Fiscal Year-end
	2014	2013
Assets related to deferred compensation arrangements (see Note 12)	$26,484	$23,446
Deferred tax assets	37,616	37,637
Other assets	5,617	5,457
Total other assets	$69,717	$66,540
On June 8, 2010, we invested $2.0 million in SiOnyx, Inc., a privately-held company focused on shallow junction photonics, used to enhance the performance of light sensing devices used in consumer, industrial, medical and defense related applications using black silicon processing. The investment is included in other assets and is being carried on a cost basis.
Other current liabilities consist of the following (in thousands):

	Fiscal Year-end
	2014	2013
Accrued payroll and benefits	$29,228	$29,723
Accrued expenses and other	13,410	11,552
Warranty Reserve (see Note 2)	16,961	18,508
Other taxes payable	5,036	6,147
Customer deposits	2,335	1,642
Deferred income	15,536	16,994
Total other current liabilities	$82,506	$84,566
Other long-term liabilities consist of the following (in thousands):

	Fiscal Year-end
	2014	2013
Long-term taxes payable	$15,776	$15,715
Deferred compensation (see Note 12)	27,858	24,723
Deferred tax liabilities	6,511	10,487
Deferred income	3,448	2,734
Asset retirement obligations liability (see Note 2)	2,222	2,247
Other long-term liabilities	6,592	6,226
Total other long-term liabilities	$62,407	$62,132

9. SHORT-TERM BORROWINGS
We have several lines of credit which allow us to borrow in the applicable local currency. We have a total of $14.6 million of unsecured foreign lines of credit as of September 27, 2014. At September 27, 2014, we had used $3.0 million of these available foreign lines of credit as guarantees. These credit facilities were used in Europe and Japan during fiscal 2014. In addition, our domestic line of credit consists of a $50.0 million unsecured revolving credit account with Union Bank of California. The agreement will expire on May 31, 2017. The line of credit is subject to covenants related to financial ratios and tangible net worth with which we are currently in compliance. No amounts have been drawn upon our domestic line of credit as of September 27, 2014.

10. COMMITMENTS AND CONTINGENCIES
Commitments
We lease several of our facilities under operating leases.

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. COMMITMENTS AND CONTINGENCIES (continued)

Future minimum payments under our non-cancelable operating leases at September 27, 2014 are as follows (in thousands):

Fiscal
2015	$9,453
2016	7,488
2017	6,047
2018	4,727
2019	3,765
Thereafter through 2021	4,762
Total	$36,242
Rent expense, exclusive of sublease income, was $11.0 million, $10.8 million and $10.0 million in fiscal 2014, 2013 and 2012, respectively.
As of September 27, 2014, we had total purchase commitments for inventory over the next year of approximately $23.6 million and purchase obligations for fixed assets and services of $6.1 million compared to $40.2 million of purchase commitments for inventory and $5.2 million of purchase obligations for fixed assets and services at September 28, 2013.
Contingencies
We are subject to legal claims and litigation arising in the ordinary course of business, such as product liability, employment or intellectual property claims, including, but not limited to, the matters described below. On May 14, 2013, IMRA America (“Imra”) filed a complaint for patent infringement against two of our subsidiaries in the Regional Court of Düsseldorf, Germany, captioned In re IMRA America Inc. versus Coherent Kaiserslautern GmbH et. al. 4b O 38/13. The complaint alleges that the use of certain of the Company’s lasers infringes upon EP Patent No. 754,103, entitled “Method For Controlling Configuration of Laser Induced Breakdown and Ablation,” issued November 5, 1997. The patent is owned by the University of Michigan and licensed to Imra. The complaint seeks unspecified compensatory damages, the cost of court proceedings and seeks to permanently enjoin the Company from infringing the patent in the future. Management has made an accrual, of the amount which is reasonably estimable and probable, with respect to this matter and has determined, based on its current knowledge, that the amount or range of reasonably possible losses in excess of the amounts already accrued, is not reasonably estimable. Although we do not expect that such legal claims and litigation will ultimately have a material adverse effect on our consolidated financial position, results of operations or cash flows, an adverse result in one or more matters could negatively affect our results in the period in which they occur.

11. STOCK REPURCHASES AND DIVIDENDS
During fiscal 2012, we repurchased and retired 543,200 shares of outstanding common stock at an average price of $45.99 per share for a total of $25.0 million, excluding expenses. There are no funds remaining authorized for repurchase at September 27, 2014 under this repurchase program.
On October 4, 2012, the Board of Directors authorized a buyback program to repurchase up to $25.0 million of our common stock. The program was authorized for 12 months from the date of authorization. No shares were purchased under this program.

On December 10, 2012, we announced that the Board of Directors approved a $1.00 per share special cash dividend on our outstanding common stock payable on December 27, 2012 to stockholders of record on December 19, 2012, resulting in a payment of $24.0 million in the first quarter of fiscal 2013.

On July 25, 2014, our Board of Directors authorized a buyback program authorizing the Company to repurchase up to $25.0 million of our common stock from time to time through July 31, 2015. No shares were purchased under this program during fiscal 2014.

12. EMPLOYEE STOCK AWARD, OPTION AND BENEFIT PLANS
Deferred Compensation Plans

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12. EMPLOYEE STOCK AWARD, OPTION AND BENEFIT PLANS (continued)

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

	Fiscal Year-end
	2014	2013
Cash surrender value of life insurance contracts	$12,999	$11,374
Fair value of mutual funds	15,000	13,433
Total assets	$27,999	$24,807

Total assets, included in:
Prepaid expenses and other assets	$1,515	$1,361
Other assets	26,484	23,446
Total assets	$27,999	$24,807

	Fiscal Year-end
	2014	2013
Total deferred compensation liability, included in:
Other current liabilities	$1,515	$1,361
Other long-term liabilities	27,858	24,723
Total deferred compensation liability	$29,373	$26,084
Life insurance premiums loads, policy fees and cost of insurance that are paid from the asset investments and gains and losses from the asset investments for these plans are recorded as components of other income or expense; such amounts were a net gain of $4.2 million (including a $0.1 million death benefit) in fiscal year 2014, a net gain of $2.1 million in fiscal year 2013 and a net gain of $1.6 million (including a $0.2 million death benefit) in fiscal year 2012. Changes in the obligation to plan participants are recorded as a component of operating expenses and cost of sales; such amounts were an expense of $4.3 million in fiscal year 2014, an expense of $2.8 million in fiscal year 2013 and an expense of $2.3 million in fiscal year 2012. Liabilities associated with participant balances under our deferred compensation plans are affected by individual contributions and distributions made, as well as gains and losses on the participant's investment allocation election.
Coherent Employee Retirement and Investment Plan
Under the Coherent Employee Retirement and Investment Plan, we match employee contributions to the plan up to a maximum of 4% of the employee's individual earnings subject to IRS limitations. Employees become eligible for participation on their first day of employment and for Company matching contributions after completing one year of service. The Company's contributions (net of forfeitures) during fiscal 2014, 2013, and 2012 were $3.6 million, $3.4 million and $3.2 million, respectively.
Employee Stock Purchase Plan
We have an Employee Stock Purchase Plan ("ESPP") whereby eligible employees may authorize payroll deductions of up to 10% of their regular base salary to purchase shares at the lower of 85% of the fair market value of the common stock on the date of commencement of the offering or on the last day of the six-month offering period. During fiscal 2014, 2013 and 2012, a total of 134,321 shares, 159,754 shares and 139,012 shares, respectively, were purchased by and distributed to employees at an average price of $48.68, $37.20 and $42.19 per share, respectively. At fiscal 2014 year-end, we had 793,904 shares of our common stock reserved for future issuance under the plan.
Stock Award and Option Plans

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12. EMPLOYEE STOCK AWARD, OPTION AND BENEFIT PLANS (continued)

We have a stock plan for which employees and non-employee directors are eligible participants. This plan is the 2011 Equity Incentive Plan (the "2011 Plan") which includes our options, time-based restricted stock units and market-based performance restricted stock units. In prior years, we have had a stock plan for which employees and service providers were eligible participants and a non-employee Directors' Stock Option Plan for which only non-employee directors were eligible participants. Those prior plans have expired. Under the 2011 Plan, Coherent may grant options and awards (time-based restricted stock units and market-based performance restricted stock units) to purchase up to 6,747,691 shares of common stock, of which 5,746,365 shares remain available for grant at fiscal 2014 year end.
Employee options are generally exercisable between two and four years from the grant date at a price equal to the fair market value of the common stock on the date of the grant and generally vest 25% to 50% annually. The Company settles stock option exercises with newly issued shares of common stock. Grants to employees generally expire four years from the original grant date. Since adoption of the 2011 Plan, no options have been granted to employees.
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
Restricted stock awards and restricted stock units are typically subject to vesting restrictions—either time-based or performance-based conditions for vesting. Until restricted stock vests, shares (including those issuable upon vesting of the applicable restricted stock unit) are subject to forfeiture if employment terminates prior to the release of restrictions and cannot be transferred.

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

Fair Value of Stock Compensation
We recognize compensation expense for all share-based payment awards based on the fair value of such awards. The expense is recognized on a straight-line basis per tranche over the respective requisite service period of the awards.
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
12. EMPLOYEE STOCK AWARD, OPTION AND BENEFIT PLANS (continued)

Expected Dividend—The expected dividend assumption is based on our current expectations about our anticipated dividend policy.
The Company did not grant any stock options in fiscal 2014 or fiscal 2013. The fair values of shares purchased under the employee stock purchase plan for fiscal 2014, 2013 and 2012 were estimated using the following weighted-average assumptions:

	Employee Stock Purchase Plans
	Fiscal
	2014	2013	2012
Expected life in years	0.5	0.5	0.5
Expected volatility	24.1%	32.3%	47.0%
Risk-free interest rate	0.1%	0.1%	0.9%
Expected dividends	—	—	—
Weighted average fair value per share	$13.57	$10.56	$13.62
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

	Fiscal
	2014	2013
Risk-free interest rate	0.6%	0.3%
Volatility	36.9%	37.9%
Weighted average fair value	$77.10	$48.48

We recognize the estimated cost of these awards, as determined under the simulation model, over the related service period, with no adjustment in future periods based upon the actual shareholder return over the performance period.
Stock Compensation Expense
The following table shows total stock-based compensation expense included in the Consolidated Statements of Operations for fiscal 2014, 2013 and 2012 (in thousands):

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Cost of sales	$2,393	$2,151	$1,670
Research and development	2,033	1,851	1,628
Selling, general and administrative	14,471	14,889	13,015
Income tax benefit	(5,243)	(5,292)	(4,796)
	$13,654	$13,599	$11,517

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12. EMPLOYEE STOCK AWARD, OPTION AND BENEFIT PLANS (continued)

Total stock-based compensation cost capitalized as part of inventory during fiscal 2014 was $2.5 million; $2.4 million was amortized into income during fiscal 2014, which includes amounts capitalized in fiscal 2014 and amounts carried over from fiscal 2013. Total stock-based compensation cost capitalized as part of inventory during fiscal 2013 was $2.2 million; $2.1 million was amortized into income during fiscal 2013, which includes amounts capitalized in fiscal 2013 and amounts carried over from fiscal 2012. Management has made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.
At fiscal 2014 year-end, the total compensation cost related to unvested stock-based awards granted to employees under the Company's stock option and award plans but not yet recognized was approximately $16.9 million, net of estimated forfeitures of $0.7 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 1.4 years and will be adjusted for subsequent changes in estimated forfeitures.
At fiscal 2014 year-end, the total compensation cost related to options to purchase common shares under the ESPP but not yet recognized was approximately $0.2 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately one month.
The stock option exercise tax benefits reported in the statement of cash flows results from the excess tax benefits arising from tax deductions in excess of the stock-based compensation cost recognized, determined on a grant-by-grant basis. During fiscal 2014 and 2013, we have not generated any excess tax benefits as cash flows from financing activities. During fiscal 2012 we recorded approximately $1.3 million of excess tax benefits as cash flows from financing activities.
Stock Options & Awards Activity
The following is a summary of option activity for our Stock Option Plans for fiscal 2014, 2013 and 2012 (in thousands, except per share amounts and remaining contractual term in years):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at October 1, 2011	917	$27.80	4.2	$13,952
Exercised	(269)	27.56
Forfeitures	(1)	26.16
Expirations	(6)	32.10
Outstanding at September 29, 2012	641	$27.86	3.5	$9,823
Exercised	(371)	28.56
Outstanding at September 28, 2013	270	$26.90	3.5	$9,299
Exercised	(163)	25.39
Outstanding at September 27, 2014	107	$29.20	3.9	$3,859
Vested and expected to vest at September 27, 2014	107	$29.20	3.9	$3,859
Exercisable at September 27, 2014	107	$29.20	3.9	$3,859
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the quoted price of our common stock for in-the-money options. During fiscal 2014, 2013 and 2012, the aggregate intrinsic value of options exercised under the Company's stock option plans were $6.6 million, $9.6 million and $6.8 million, respectively, determined as of the date of option exercise.
The following table summarizes information about stock options outstanding at fiscal 2014 year-end:

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12. EMPLOYEE STOCK AWARD, OPTION AND BENEFIT PLANS (continued)

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Number of Shares	Weighted Average Exercise Price per Share
$20.20 - $20.20	24,000	$20.20	4.68	24,000	$20.20
$23.16 - $23.16	4,400	23.16	0.14	4,400	23.16
$26.16 - $26.16	48,419	26.16	2.15	48,419	26.16
$32.00 - $32.00	6,000	32.00	5.51	6,000	32.00
$44.74 - $44.74	24,000	44.74	6.98	24,000	44.74
$20.20 - $44.74	106,819	29.20	3.91	106,819	29.20
The following table summarizes our restricted stock award and restricted stock unit activity for fiscal 2014, 2013 and 2012 (in thousands, except per share amounts):

	Time Based Restricted Stock Units		Market-Based Performance Restricted Stock Units
	Number of Shares(1)	Weighted Average Grant Date Fair Value	Number of Shares(2)	Weighted Average Grant Date Fair Value
Nonvested stock at October 1, 2011	404	$34.71	101	$49.77
Granted	250	53.59	95	63.85
Vested	(206)	32.66	(44)	53.18
Forfeited	(8)	49.07	—	—
Nonvested stock at September 29, 2012	440	$47.81	152	$57.55
Granted	273	44.03	97	$48.48
Vested	(254)	43.06	(28)	49.5
Forfeited	(6)	45.59	(8)	53.3
Nonvested stock at September 28, 2013	453	$48.22	213	$54.63
Granted	226	65.80	52	77.10
Vested	(275)	47.44	(33)	43.25
Forfeited	(14)	56.06	(3)	46.99
Nonvested stock at September 27, 2014	390	$58.66	229	$61.46
__________________________________________

(1)	Service-based restricted stock vested during each fiscal year

(2)	Performance-based awards and units included at 100% of target goal; under the terms of the awards, the recipient may earn between 0% and 200% of the award.
Restricted Stock Units are converted into the right to receive common stock upon vesting; prior to issuance, the Company permits the holders to satisfy their tax withholding requirements by net settlement, whereby the Company withholds a portion of the shares to cover the applicable taxes based on the fair market value of the Company's stock at the vesting date. The number of shares withheld to cover tax payments was 118,000 in fiscal 2014, 95,000 in fiscal 2013 and 90,000 in fiscal 2012; tax payments made were $7.8 million, $4.2 million and $4.5 million, respectively.
At fiscal 2014 year-end, 5,746,365 options or restricted stock units were available for future grant under all plans. At fiscal 2014 year-end, all outstanding stock options have been issued under plans approved by our shareholders.

13. OTHER INCOME (EXPENSE), NET
Other income (expense) includes other-net which is comprised of the following (in thousands):

	Fiscal
	2014	2013	2012
Foreign exchange loss	$(2,246)	$(3,762)	$(451)
Gain on deferred compensation investments, net (Note 12)	4,236	2,123	1,644
Other—net	38	170	374
Other income (expense), net	$2,028	$(1,469)	$1,567

14. INCOME TAXES
The provision for (benefit from) income taxes on income (loss) before income taxes consists of the following (in thousands):

	Fiscal
	2014	2013	2012
Currently payable:
Federal	$2,492	$(1,796)	$(7,856)
State	92	(141)	(103)
Foreign	26,885	27,152	38,259
	29,469	25,215	30,300
Deferred:
Federal	(2,815)	(4,022)	3,763
State	(111)	(16)	289
Foreign	(6,430)	(4,036)	(6,692)
	(9,356)	(8,074)	(2,640)
Provision for income taxes	$20,113	$17,141	$27,660
The components of income (loss) before income taxes consist of (in thousands):

	Fiscal
	2014	2013	2012
United States	$821	$(7,142)	$(9,212)
Foreign	78,398	90,638	99,834
Income before income taxes	$79,219	$83,496	$90,622
The reconciliation of the income tax expense at the U.S. Federal statutory rate (35%) to actual income tax expense is as follows (in thousands):

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14. INCOME TAXES (continued)

	Fiscal
	2014	2013	2012
Federal statutory tax expense	$27,727	$29,223	$31,718
Valuation allowance	841	534	(141)
Foreign taxes at rates less than U.S. rates, net	(6,974)	(8,219)	(1,938)
Stock-based compensation	1,326	1,292	1,176
State income taxes, net of federal income tax benefit	58	(143)	204
Research and development credit	(1,797)	(4,131)	(532)
Deferred compensation	(778)	(257)	(325)
Release of unrecognized tax benefits	(51)	(407)	(12)
Release of interest accrued for unrecognized tax benefits	(289)	(160)	(1,372)
Other	50	(591)	(1,118)
Provision for income taxes	$20,113	$17,141	$27,660
Effective tax rate	25.4%	20.5%	30.5%
Coherent Korea received the final approval for a High-Tech tax exemption in 2013 from the Korean authorities and it is subject to capital contribution limitations. The impact of this tax exemption decreased Korean income taxes by approximately $2.4 million in fiscal 2014. The benefit of the tax holiday on fiscal 2014 net income per share (diluted) was $0.10.

Coherent Singapore had previously received a Pioneer Status tax exemption from the Singapore authorities effective from fiscal 2012 through fiscal 2017, and it may be extended if certain additional requirements are satisfied. The tax holiday is conditional upon our meeting certain revenue, business spending and employment thresholds. Although Coherent Singapore had income in fiscal 2014, this amount was largely offset by a loss carryforward from fiscal 2012. The benefit of the Singapore tax holiday in fiscal 2014 net of the loss carryforward is therefore not significant.
The significant components of deferred tax assets and liabilities were (in thousands):

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14. INCOME TAXES (continued)

	Fiscal year-end
	2014	2013
Deferred tax assets:
Reserves and accruals not currently deductible	$29,060	$25,987
Operating loss carryforwards and tax credits	65,643	65,590
Capital loss carryforwards	—	309
Deferred service revenue	2,097	2,221
Inventory capitalization	1,616	1,901
Stock-based compensation	6,573	6,229
Competent authority offset to transfer pricing tax reserves	4,328	4,328
	109,317	106,565
Valuation allowance	(14,403)	(13,359)
	94,914	93,206
Deferred tax liabilities:
Gain on issuance of stock by subsidiary	20,759	21,144
Depreciation and amortization	9,579	16,342
Accumulated translation adjustment	1,357	1,363
Other	5,012	5,758
	36,707	44,607
Net deferred tax assets	$58,207	$48,599
In determining our fiscal 2014, 2013 and 2012 tax provisions under ASC Subtopic 740, we calculated the deferred tax assets and liabilities for each separate tax entity. We then considered a number of factors including the positive and negative evidence regarding the realization of our deferred tax assets to determine whether a valuation allowance should be recognized with respect to our deferred tax assets. We determined that a valuation allowance was appropriate for a portion of the deferred tax assets of our California research and development tax credits, foreign tax attributes, and net operating losses at fiscal 2014, 2013 and 2012 year-ends.
During fiscal 2014, we increased our valuation allowance on deferred tax assets by $1.0 million to $14.4 million, primarily due to the reduced ability to utilize California and other states research and development tax credits.
The net deferred tax asset is classified on the consolidated balance sheets as follows (in thousands):

	Fiscal year-end
	2014	2013
Current deferred income tax assets	$27,134	$21,713
Current deferred income tax liabilities	(32)	(264)
Non-current deferred income tax assets	37,616	37,637
Non-current deferred income tax liabilities	(6,511)	(10,487)
Net deferred tax assets	$58,207	$48,599
We have various tax attribute carryforwards which include the following:

•
Foreign net operating loss carryforwards are $25.2 million, of which $23.5 million have no expiration date and of which $1.6 million are scheduled to expire beginning in fiscal year 2030. A valuation allowance totaling $9.7 million has been provided against the foreign net operating loss carryforwards in certain jurisdictions since the recovery of the carryforwards are uncertain. California net operating loss carryforwards are $15.7 million and are scheduled to expire in fiscal years 2022 to 2032. The tax benefit relating to approximately $6.1 million of the state net operating loss carryforwards will be credited to additional paid-in-capital when recognized.

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14. INCOME TAXES (continued)

•
Federal R&D credit carryforwards of $21.2 million are scheduled to expire in fiscal years 2024 to 2034. The tax benefit relating to approximately $0.9 million of the federal tax credit carryforwards will be credited to additional paid-in-capital when recognized. California R&D credit carryforwards of $19.8 million have no expiration date. The tax benefit relating to approximately $0.5 million of the state tax credit carryforwards will be credited to additional paid-in-capital when recognized. A valuation allowance totaling $12.0 million, before federal benefit, has been recorded against California R&D credit carryforwards since the recovery of the carryforwards are uncertain. Other states R&D credit carryforwards of $1.7 million are scheduled to expire in fiscal years 2015 to 2029. A valuation allowance totaling $0.7 million, before federal benefit, has been recorded against certain R&D credit carryforwards since the recovery of the carryforwards are uncertain.

•
Federal foreign tax credit carryforwards of $20.9 million are scheduled to expire in fiscal years 2016 to 2023. The tax benefit relating to approximately $10.7 million of the federal foreign tax credit carryforwards will be credited to additional paid-in-capital when recognized.

We are subject to taxation and file income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. For U.S. federal income tax purposes, all years prior to 2011 are closed. In our major foreign jurisdictions and our major state jurisdictions, the years prior to 2006 and 2010, respectively, are closed to examination. Earlier years in our various jurisdictions may remain open for adjustment to the extent that we have tax attribute carryforwards from those years. We believe that we have provided adequate reserves for any adjustments that may be determined by the tax authorities.
A reconciliation of the change in gross unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

	Fiscal year-end
	2014	2013	2012
Balance as of the beginning of the year	$21,378	$25,967	$30,301
Tax positions related to current year:
Additions	346	1,008	615
Reductions	—	—	—
Tax positions related to prior year:
Additions	235	1,127	99
Reductions	—	—	—
Settlements	—	—	—
Lapses in statutes of limitations	(66)	(6,724)	(5,048)
Balance as of end of year	$21,893	$21,378	$25,967
As of September 27, 2014, the total amount of gross unrecognized tax benefits including gross interest and penalties was $23.7 million, of which $15.8 million, if recognized, would affect our effective tax rate. Our total gross unrecognized tax benefit was classified as long-term taxes payable in the consolidated balance sheets. We include interest and penalties related to unrecognized tax benefits within the provision for income taxes. As of September 27, 2014, the total amount of gross interest and penalties accrued was $1.8 million and it is classified as long-term taxes payable in the consolidated balance sheets. As of September 28, 2013, we had accrued $1.8 million for the gross interest and penalties related to the gross unrecognized tax benefits.
Management believes that it has adequately provided for any adjustments that may result from tax examinations. The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that certain federal, foreign and state tax matters may be concluded in the next 12 months. Although the timing of the resolution and/or closure of audits is highly uncertain, it is reasonably possible that the balance of net unrecognized tax benefits including interest and penalties could be reduced by up to approximately $2.5 million in the next 12 months.
A summary of the fiscal tax years that remain subject to examination, as of September 27, 2014, for our major tax jurisdictions is:

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14. INCOME TAXES (continued)

United States—Federal	2011—forward
United States—Various States	2010—forward
Netherlands	2009—forward
Germany	2006—forward
Japan	2008—forward
United Kingdom	2013—forward

15. SEGMENT AND GEOGRAPHIC INFORMATION
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
The following table provides net sales and income (loss) from operations for our operating segments (in thousands):

	Fiscal
	2014	2013	2012
Net sales:
Specialty Laser Systems	$565,552	$571,644	$548,848
Commercial Lasers and Components	229,087	238,482	220,240
Total net sales	$794,639	$810,126	$769,088
Income from operations:
Specialty Laser Systems	$117,947	$115,931	$118,789
Commercial Lasers and Components	2,688	12,411	9,191
Corporate and other	(43,769)	(43,443)	(39,150)
Total income from operations	$76,866	$84,899	$88,830

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15. SEGMENT AND GEOGRAPHIC INFORMATION (continued)

The following table provides a reconciliation of our total income (loss) from operations to net income (in thousands):

	Fiscal
Reconciliation of Income From Operations to Net Income	2014	2013	2012
Total income from operations	$76,866	$84,899	$88,830
Total other income, net	2,353	(1,403)	1,792
Income before income taxes	79,219	83,496	90,622
Provision for income taxes	20,113	17,141	27,660
Net Income	$59,106	$66,355	$62,962
Geographic Information
Our foreign operations consist primarily of manufacturing facilities in Europe and Asia-Pacific and sales offices in Europe and Asia-Pacific. Sales, marketing and customer service activities are conducted through sales subsidiaries throughout the world. Geographic sales information for fiscal 2014, 2013 and 2012 is based on the location of the end customer. Geographic long-lived asset information presented below is based on the physical location of the assets at the end of each year.
Sales to unaffiliated customers are as follows (in thousands):

	Fiscal
SALES	2014	2013	2012
United States	$202,205	$188,204	$184,958
Foreign countries:
Japan	124,765	156,152	168,912
South Korea	167,473	185,737	130,754
Germany	86,023	93,855	92,162
Europe, other	64,648	58,500	62,266
Asia-Pacific, other	98,760	73,794	80,834
Rest of World	50,765	53,884	49,202
Total foreign countries sales	592,434	621,922	584,130
Total sales	$794,639	$810,126	$769,088
Long-lived assets, which include all non-current assets other than goodwill, intangibles and deferred taxes, by geographic region, are as follows (in thousands):

	Fiscal Year-end
LONG-LIVED ASSETS	2014	2013
United States	$82,274	$79,939
Foreign countries:
Germany	38,678	43,410
Europe, other	2,920	3,192
Asia-Pacific	13,650	14,693
Total foreign countries long-lived assets	55,248	61,295
Total long-lived assets	$137,522	$141,234
Major Customers

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15. SEGMENT AND GEOGRAPHIC INFORMATION (continued)

We had one customer who accounted for 13%, 14% and 11% of consolidated revenue during fiscal 2014, 2013 and 2012, respectively. There was one other customer who accounted for 11% of consolidated revenues for fiscal 2012. These customers purchased primarily from our SLS segment.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Summarized quarterly financial data for the years ended September 27, 2014 and September 28, 2013 are as follows (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2014:
Net sales	$193,556	$199,222	$196,517	$205,344
Gross profit	77,546	80,665	74,261	80,918
Net income	11,703	15,307	12,999	19,097
Net income per basic share	$0.48	$0.62	$0.52	$0.77
Net income per diluted share	$0.47	$0.61	$0.52	$0.76
Fiscal 2013:
Net sales	$183,202	$200,058	$213,725	$213,141
Gross profit	77,635	76,331	83,264	85,041
Net income	14,153	15,002	16,685	20,515
Net income per basic share	$0.60	$0.62	$0.69	$0.84
Net income per diluted share	$0.58	$0.61	$0.68	$0.83

INDEX TO EXHIBITS

Sequentially Exhibit Number	Exhibit
21.1	Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see signature page)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_________________________________________________________

All other exhibits required to be filed as part of this report have been incorporated by reference. See item 15 for a complete index of such exhibits.