Form 10-Q
period 2014-12-27
COHERENT INC
filed 2015-02-04
CIK 21510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ___________________________________________________
FORM 10-Q
 ___________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 27, 2014
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

The number of shares outstanding of registrant’s common stock, par value $.01 per share, on January 30, 2015 was 24,731,941.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share data)

	Three Months Ended
	December 27, 2014	December 28, 2013
Net sales	$200,615	$193,556
Cost of sales	118,296	116,010
Gross profit	82,319	77,546
Operating expenses:
Research and development	19,173	20,937
Selling, general and administrative	38,141	39,891
Amortization of intangible assets	696	934
Total operating expenses	58,010	61,762
Income from operations	24,309	15,784
Other income (expense):
Interest income	96	59
Interest expense	(11)	(23)
Other—net	(770)	(256)
Total other expense, net	(685)	(220)
Income before income taxes	23,624	15,564
Provision for income taxes	6,194	3,861
Net income	$17,430	$11,703

Net income per share:
Basic	$0.70	$0.48
Diluted	$0.69	$0.47

Shares used in computation:
Basic	24,936	24,542
Diluted	25,197	24,915

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended
	December 27, 2014	December 28, 2013

Net income	$17,430	$11,703
Other comprehensive income (loss): (1)
Translation adjustment, net of taxes (2)	(14,519)	1,148
Net gain on derivative instruments, net of taxes (3)	375	—
Changes in unrealized losses on available-for-sale securities, net of taxes (4)	(73)	(11)
Other comprehensive income (loss), net of taxes	(14,217)	1,137
Comprehensive income	$3,213	$12,840

(1)	Reclassification adjustments were not significant during the three months ended December 27, 2014 and December 28, 2013.

(2)	Tax expense (benefit) of $(752) and $1,186 was provided on translation adjustments during the three months ended December 27, 2014 and December 28, 2013, respectively.

(3)	Tax expense of $217 was provided on net gain (loss) on derivative instruments during the three months ended December 27, 2014.

(4)	Tax expense (benefit) on changes in unrealized gains (losses) on available-for-sale securities was insignificant.

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except par value data)

	December 27, 2014	September 27, 2014
ASSETS
Current assets:
Cash and cash equivalents	$129,420	$91,217
Short-term investments	193,531	227,058
Accounts receivable—net of allowances of $1,090 and $1,155, respectively	130,461	137,324
Inventories	161,993	170,483
Prepaid expenses and other assets	34,021	27,839
Deferred tax assets	23,765	27,134
Total current assets	673,191	681,055
Property and equipment, net	103,978	107,424
Goodwill	106,602	109,513
Intangible assets, net	28,481	31,666
Other assets	65,755	69,717
Total assets	$978,007	$999,375

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,040	$32,784
Income taxes payable	1,262	2,029
Other current liabilities	87,856	82,506
Total current liabilities	116,158	117,319
Other long-term liabilities	54,223	62,407
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, par value $.01 per share:
Authorized—500,000 shares
Outstanding—24,865 shares and 24,950 shares, respectively	248	248
Additional paid-in capital	168,806	184,042
Accumulated other comprehensive income	20,465	34,682
Retained earnings	618,107	600,677
Total stockholders’ equity	807,626	819,649
Total liabilities and stockholders’ equity	$978,007	$999,375

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended
	December 27, 2014	December 28, 2013
Cash flows from operating activities:
Net income	$17,430	$11,703
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,210	6,699
Amortization of intangible assets	2,180	2,445
Deferred income taxes	6,988	(1,621)
Stock-based compensation	4,390	4,868
Other non-cash (income) expense	360	(32)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	2,760	19,754
Inventories	4,715	(2,297)
Prepaid expenses and other assets	(8,650)	(9,256)
Other assets	(658)	(2,118)
Accounts payable	(5,358)	(5,658)
Income taxes payable/receivable	(7,277)	(4,361)
Other current liabilities	7,145	5,250
Other long-term liabilities	816	3,301
Net cash provided by operating activities	31,051	28,677

Cash flows from investing activities:
Purchases of property and equipment	(5,138)	(6,792)
Proceeds from dispositions of property and equipment	568	182
Purchases of available-for-sale securities	(43,780)	(47,224)
Proceeds from sales and maturities of available-for-sale securities	77,370	51,605
Net cash provided by (used in) investing activities	29,020	(2,229)

Cash flows from financing activities:
Short-term borrowings	11,542	21,154
Repayments of short-term borrowings	(11,542)	(21,154)
Net change in capital lease obligations	—	(2)
Repurchase of common stock	(17,298)	—
Issuance of common stock under employee stock option and purchase plans	3,437	6,810
Net settlement of restricted common stock	(5,200)	(7,658)
Net cash used in financing activities	(19,061)	(850)
Effect of exchange rate changes on cash and cash equivalents	(2,807)	2,333
Net increase in cash and cash equivalents	38,203	27,931
Cash and cash equivalents, beginning of period	91,217	110,444
Cash and cash equivalents, end of period	$129,420	$138,375

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements and notes thereto should be read in conjunction with the Coherent, Inc. (referred to herein as the “Company,” “we,” “our,” “us” or “Coherent”) condensed consolidated financial statements and notes thereto filed on Form 10-K for the fiscal year ended September 27, 2014. In the opinion of management, all adjustments necessary for a fair presentation of financial condition and results of operation as of and for the periods presented have been made and include only normal recurring adjustments. Interim results of operations are not necessarily indicative of results to be expected for the year or any other interim periods. Our fiscal year ends on the Saturday closest to September 30 and our first fiscal quarters include 13 weeks of operations in each fiscal year presented. Fiscal year 2015 includes 53 weeks and fiscal 2014 includes 52 weeks.

2.    RECENT ACCOUNTING STANDARDS

Adoption of New Accounting Pronouncements

In July 2013, the FASB issued amended guidance that resolves the diversity in practice for the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This new accounting guidance requires the netting of unrecognized tax benefits ("UTBs") against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. Under the new standard, UTBs will be netted against all available same-jurisdiction losses or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs. The new standard requires prospective adoption but allows retrospective adoption for all periods presented. We have adopted the FASB’s amended guidance prospectively for our fiscal year beginning September 28, 2014 in accordance with the new standard. As a result of this adoption, both long-term income taxes payable and noncurrent deferred tax assets decreased by approximately $7.9 million on our condensed consolidated balance sheet as of December 27, 2014.

Recently Issued Accounting Pronouncement

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
3.     FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

We measure our cash equivalents and marketable securities at fair value. The fair values of our financial assets and liabilities are determined using quoted market prices of identical assets or quoted market prices of similar assets from active markets. Level 1 valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 valuations are obtained from quoted market prices in active markets involving similar assets; these instruments, which mature within two years and are issued by counterparties with high credit ratings, include U.S. Treasury and international government obligations, investment-grade corporate bonds, certificates of deposit and commercial paper. Level 3 valuations would be based on unobservable inputs to a valuation model and include our own data about assumptions market participants would use in pricing the asset or liability based on the best information available under the circumstances. As of December 27, 2014 and September 27, 2014, we did not have any assets or liabilities valued based on Level 3 valuations.

Financial assets and liabilities measured at fair value as of December 27, 2014 and September 27, 2014 are summarized below (in thousands):

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	December 27, 2014		September 27, 2014
	(Level 1)	(Level 2)	(Level 1)	(Level 2)
Money market fund deposits(1)	$14,516	$—	$5,975	$—
Certificates of deposit(1)	—	37,396	—	12,084
U.S. and international government obligations(3)(8)	—	141,456	—	150,088
Corporate notes and obligations(2)(8)	—	52,853	—	52,987
Commercial paper(4)(8)	—	7,999	—	25,383
Equity Securities (5)	—	130	—	—
Foreign currency contracts(6)(9)	—	(1,316)	—	(1,830)
Mutual funds — Deferred comp and supplemental plan(7)(10)	15,225	—	15,000	—
 ___________________________________________________
(1)          Included in cash and cash equivalents on the Condensed Consolidated Balance Sheet. The carrying amounts approximate fair value due to the short-term maturities of the cash equivalents.

(2)	Included in short-term investments on the Condensed Consolidated Balance Sheet.

(3)	December 27, 2014: $8,905 recorded in cash and cash equivalents and $132,551 recorded in short-term investments on the Condensed Consolidated Balance Sheet.

September 27, 2014: Included in short-term investments on the Condensed Consolidated Balance Sheet.

(4)	December 27, 2014: Included in short-term investments on the Condensed Consolidated Balance Sheet.

September 27, 2014: Includes $1,400 recorded in cash and cash equivalents and $23,983 recorded in short-term investments on the Condensed Consolidated Balance Sheet.

(5)	December 27, 2014: Includes $2 recorded in cash and cash equivalents and $128 recorded in short-term investments on the Condensed Consolidated Balance Sheet.

(6)          December 27, 2014: Includes $398 and $360 recorded in prepaid expenses and other assets on the Condensed Consolidated Balance Sheet for non-designated forward contracts and cash flow contracts, respectively. Includes $1,414 and $660 recorded in other current liabilities on the Condensed Consolidated Balance Sheet for non-designated forward contracts and cash flow contracts, respectively. (See Note 4).

September 27, 2014: Includes $303 and $63 recorded in prepaid expenses and other assets on the Condensed Consolidated Balance Sheet for non-designated forward contracts and cash flow contracts, respectively. Includes $1,246 and $950 both recorded in other current liabilities on the Condensed Consolidated Balance Sheet for non-designated forward contracts and cash flow contracts, respectively. (See Note 4).

(7)	December 27, 2014: Includes $1,560 recorded in prepaid expenses and other assets and $13,665 recorded in other assets on the Condensed Consolidated Balance Sheet.

September 27, 2014: Includes $1,515 recorded in prepaid expenses and other assets and $13,485 recorded in other assets on the Condensed Consolidated Balance Sheet.

(8)
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

(9)
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

(10)
The fair value of mutual funds is determined based on quoted market prices. Securities traded on a national exchange are stated at the last reported sales price on the day of valuation; other securities traded in over-the-counter market and listed securities for which no sale was reported on that date are stated as the last quoted bid price.

4.     DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

We maintain operations in various countries outside of the United States and have foreign subsidiaries that manufacture and sell our products in various global markets. The majority of our sales are transacted in U.S. dollars. However, we do generate revenues in other currencies, primarily the Euro, Japanese Yen (JPY), Korean Won and Chinese Renminbi (RMB). As a result, our earnings, cash flows and cash balances are exposed to fluctuations in foreign currency exchange rates. We attempt to limit these exposures through financial market instruments. We utilize derivative instruments, primarily forward contracts with maturities of four months or less, to manage our exposure associated with anticipated cash flows and net asset and liability positions denominated in foreign currencies. Gains and losses on the forward contracts are mitigated by gains and losses on the underlying instruments. We do not use derivative financial instruments for speculative or trading purposes. If a financial counterparty to any of our hedging arrangements experiences financial difficulties or is otherwise unable to honor the terms of the foreign currency hedge, we may experience material financial losses.

For derivative instruments that are not designated as hedging instruments, gains and losses are recognized in other income (expense).

Cash flow hedges related to anticipated transactions are designated and documented at the inception of the hedge when we enter into contracts for specific future transactions. Cash flow hedges are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of Other Comprehensive Income ("OCI") in stockholder's equity and is reclassified into earnings when the underlying transaction affects earnings. The majority of the after-tax net income or loss related to derivative instruments included in OCI at December 27, 2014 is expected to be reclassified into earnings within 12 months. Changes in the fair value of currency forward contracts due to changes in time value are excluded from the assessment of effectiveness and recognized in other income (expense) as incurred. We classify the cash flows from the foreign exchange forward contracts that are accounted for as cash flow hedges in the same section as the underlying item, primarily within cash flows from operating activities since we do not designate our cash flow hedges as investing or financing activities.

The outstanding notional contract and fair value amounts of non-designated hedge contracts, with maximum maturity of four months, are as follows (in thousands):

	U.S. Notional Contract Value		U.S. Fair Value
	December 27, 2014	September 27, 2014	December 27, 2014	September 27, 2014
Euro currency hedge contracts
Purchase	$48,113	$31,926	$(1,240)	$(1,153)
Sell	$(2,624)	$—	$(12)	$—
Japanese Yen currency hedge contracts
Purchase	$307	$471	$—	(3)
Sell	$(8,369)	$(15,084)	$368	$169

Korean Won currency hedge contracts
Sell	$(4,235)	$(2,991)	$(68)	$72

Chinese RMB currency hedge contracts
Sell	$(9,035)	$(15,678)	$(57)	$(56)

Other foreign currency hedge contracts
Purchase	$2,445	$1,899	$(25)	$(35)
Sell	$(5,447)	$(3,515)	$18	$63

The outstanding notional contract and fair value amounts of designated cash flow hedge contracts, with maximum maturity of twelve months, are as follows (in thousands):

	U.S. Notional Contract Value		U.S. Fair Value
	December 27, 2014	September 27, 2014	December 27, 2014	September 27, 2014
Euro currency hedge contracts
Purchase	$5,574	$11,149	$(660)	$(950)

Japanese Yen currency hedge contracts
Sell	$(5,859)	$(12,091)	$360	$63

We have entered into certain derivative forward contracts to sell Japanese Yen and buy Euro to hedge revenue exposures related to our photonics-based solutions in Asia. In order to facilitate the hedge, we transact with counterparties in the US directly and then allocate the hedge contracts to our affiliates through a back-to-back relationship with our German subsidiary. The German subsidiary designates these hedge contracts as cash flow hedges under ASC 815

The fair value of our derivative instruments are included in prepaid expenses and other assets and in other current liabilities in our Condensed Consolidated Balance Sheets (see Note 3); such amounts were not material as of December 27, 2014 and September 27, 2014.

The locations and amounts of designated and non-designated derivative instruments’ gains and losses in the condensed consolidated financial statements for the indicated periods were as follows (in thousands):

	Location in financial statements	Three Months Ended
		December 27, 2014	December 28, 2013
Derivatives designated as hedging instruments
Gains(losses) in AOCI on derivatives (effective portion), after tax	AOCI	$375	$—
Gains(losses) reclassified from AOCI into income (effective portion)	Revenue	$300	$—
Gains(losses) reclassified from AOCI into income (effective portion)	Cost of sales	$(614)	$—
Gains(losses) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Other income(expense)	$35	$—
Derivatives not designated as hedging instruments
Gains(losses) recognized in income	Other income(expense)	$(712)	$(38)

The amounts that will be reclassified from AOCI to earnings will generally be offset by the recognition of the hedged transactions (e.g., anticipated cost of sales) in earnings, thereby achieving the realization of prices contemplated by the underlying risk management strategies and will vary from the expected amounts presented above as a result of changes in foreign exchange rates.

To mitigate credit risk in derivative transactions, we enter into master netting arrangements that allow each counterparty in the arrangements to net settle amounts of multiple and separate derivative transactions under certain conditions. We present the fair value of derivative assets and liabilities within our condensed consolidated balance sheet on a gross basis even when derivative transactions are subject to master netting arrangements and may otherwise qualify for net presentation. Our derivative contracts do not contain any credit risk related contingent features and do not require collateral or other security to be furnished by us or the counterparties.

Offsetting of Financial Assets/Liabilities under Master Netting Agreements with Derivative Counterparties as of December 27, 2014 and September 27, 2014 (in thousands):

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Derivative Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Derivative Assets Presented in the Condensed Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Received	Net Amounts
As of December 27, 2014:
Foreign exchange contracts	$758	$—	$758	$(88)	$—	670
As of September 27, 2014:
Foreign exchange contracts	$367	$—	$367	$(367)	$—	$—
(1) The balances at December 27, 2014 and September 27, 2014 were related to derivative liabilities which are allowed to be net settled against derivative assets in accordance with the master netting agreements.

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Derivative Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Derivative Liabilities Presented in the Condensed Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Paid	Net Amounts
As of December 27, 2014:
Foreign exchange contracts	$(2,074)	$—	$(2,074)	$88	$—	(1,986)
As of September 27, 2014:
Foreign exchange contracts	$(2,197)	$—	$(2,197)	$367	$—	$(1,830)
(1) The balances at December 27, 2014 and September 27, 2014 were related to derivative assets which are allowed to be net settled against derivative liabilities in accordance with the master netting agreements.

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

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	December 27, 2014
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$129,415	$6	$(1)	$129,420

Short-term investments:
Available-for-sale securities:
Commercial paper	$7,999	$—	$—	$7,999
U.S. Treasury and agency obligations	131,888	732	(69)	132,551
Equity Securities	99	29	—	128
Corporate notes and obligations	52,617	319	(83)	52,853
Total short-term investments	$192,603	$1,080	$(152)	$193,531

	September 27, 2014
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$91,217	$—	$—	$91,217

Short-term investments:
Available-for-sale securities:
Commercial paper	$23,983	$—	$—	$23,983
U.S. Treasury and agency obligations	149,260	831	(3)	150,088
Corporate notes and obligations	52,834	195	(42)	52,987
Total short-term investments	$226,077	$1,026	$(45)	$227,058

None of the unrealized losses as of December 27, 2014 or September 27, 2014 were considered to be other-than-temporary impairments.

The amortized cost and estimated fair value of available-for-sale investments in debt securities as of December 27, 2014 and September 27, 2014, classified as short-term investments on our condensed consolidated balance sheet were as follows (in thousands):

	December 27, 2014		September 27, 2014
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Investments in available-for-sale debt securities due in less than one year	$152,248	$153,139	$178,329	$179,223
Investments in available-for-sale debt securities due in one to five years (1)	$40,256	$40,264	$47,748	$47,835
(1) Classified as short-term investments because these securities are highly liquid and can be sold at any time.

During the three months ended December 27, 2014, we received proceeds totaling $29.6 million from the sale of available-for-sale securities and realized gross gains of less than $0.1 million. During the three months ended December 28, 2013, we received proceeds totaling $7.0 million from the sale of available-for-sale securities and realized gross gains of less than $0.1 million.

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

During the three months ended December 27, 2014, we noted no indications of impairment or triggering events to cause us to review goodwill for potential impairment. We will conduct our annual goodwill testing during the fourth fiscal quarter.

The changes in the carrying amount of goodwill by segment for the period from September 27, 2014 to December 27, 2014 are as follows (in thousands):

	Specialty Lasers and Systems	Commercial Lasers and Components	Total
Balance as of September 27, 2014	$103,150	$6,363	$109,513
Additions	—	—	—
Translation adjustments and other	(2,911)	—	(2,911)
Balance as of December 27, 2014	$100,239	$6,363	$106,602

Components of our amortizable intangible assets are as follows (in thousands):

	December 27, 2014			September 27, 2014
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Existing technology	$80,063	$(58,792)	$21,271	$81,551	$(57,827)	$23,724
Customer lists	16,238	(9,508)	6,730	16,632	(9,199)	7,433
Trade name	421	(349)	72	431	(346)	85
In-process research & development	408	—	408	424	—	424
Total	$97,130	$(68,649)	$28,481	$99,038	$(67,372)	$31,666
     ** For accounting purposes, when an intangible asset is fully amortized, it is removed from the disclosure schedule.

Amortization expense for intangible assets for the three months ended December 27, 2014 and December 28, 2013 was $2.2 million and $2.4 million, respectively, which includes $1.7 million and $1.9 million, respectively, for amortization of existing technology.

At December 27, 2014, estimated amortization expense for the remainder of fiscal 2015, the next five succeeding fiscal years and all fiscal years thereafter are as follows (in thousands):

Estimated Amortization Expense
2015 (remainder)	$6,438
2016	8,210
2017	7,086
2018	4,170
2019	2,232
2020	201
Thereafter	144
Total	$28,481

7.     BALANCE SHEET DETAILS

Inventories consist of the following (in thousands):

	December 27, 2014	September 27, 2014
Purchased parts and assemblies	$49,454	$51,091
Work-in-process	65,238	70,486
Finished goods	47,301	48,906
Total inventories	$161,993	$170,483

Prepaid expenses and other assets consist of the following (in thousands):

	December 27, 2014	September 27, 2014
Prepaid and refundable income taxes	$8,887	$11,001
Other taxes receivable	11,068	5,184
Prepaid expenses and other	14,066	11,654
Total prepaid expenses and other assets	$34,021	$27,839

Other assets consist of the following (in thousands):

	December 27, 2014	September 27, 2014
Assets related to deferred compensation arrangements	$26,888	$26,484
Deferred tax assets	33,289	37,616
Other assets	5,578	5,617
Total other assets	$65,755	$69,717

Other current liabilities consist of the following (in thousands):

	December 27, 2014	September 27, 2014
Accrued payroll and benefits	$28,986	$29,228
Deferred income	15,668	15,536
Warranty Reserve	16,604	16,961
Accrued expenses and other	13,411	13,410
Other taxes payable	9,057	5,036
Customer deposits	4,130	2,335
Total other current liabilities	$87,856	$82,506

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

Components of the reserve for warranty costs during the first three months of fiscal 2015 and 2014 were as follows (in thousands):

	Three Months Ended
	December 27, 2014	December 28, 2013
Beginning balance	$16,961	$18,508
Additions related to current period sales	5,608	6,708
Warranty costs incurred in the current period	(5,135)	(6,815)
Adjustments to accruals related to foreign exchange and other	(830)	—
Ending balance	$16,604	$18,401

Other long-term liabilities consist of the following (in thousands):

	December 27, 2014	September 27, 2014
Long-term taxes payable	$7,864	$15,776
Deferred compensation	28,402	27,858
Deferred tax liabilities	6,046	6,511
Deferred income	3,229	3,448
Asset retirement obligations liability	2,151	2,222
Other long-term liabilities	6,531	6,592
Total other long-term liabilities	$54,223	$62,407

8.     SHORT-TERM BORROWINGS

We have several lines of credit which allow us to borrow in the applicable local currency. We have a total of $13.7 million of unsecured foreign lines of credit as of December 27, 2014.  At December 27, 2014, we had used $3.0 million of these available foreign lines of credit as guarantees. These credit facilities were used in Europe, Japan and China during the first quarter of fiscal 2015.  In addition, our domestic line of credit consists of a $50.0 million unsecured revolving credit account with Union Bank of California. The agreement will expire on May 31, 2017. The line of credit is subject to covenants related to financial ratios and tangible net worth with which we are currently in compliance.  No amounts have been drawn upon our domestic line of credit as of December 27, 2014.

9.  STOCK-BASED COMPENSATION

Fair Value of Stock-based compensation

We recognize compensation expense for all share based payment awards based on the fair value of such awards. The expense is recognized on a straight-line basis over the respective requisite service period of the awards.

Determining Fair Value

The fair values of shares purchased under the Employee Stock Purchase Plan (“ESPP”) for the three months ended December 27, 2014 and December 28, 2013, respectively, were estimated using the following weighted-average assumptions:

	Employee Stock Purchase Plan
	Three Months Ended
	December 27, 2014	December 28, 2013
Expected life in years	0.5	0.5
Expected volatility	24.8%	24.8%
Risk-free interest rate	0.1%	0.1%
Expected dividend yield	—%	—%
Weighted average fair value per share	$13.97	$13.49

There were no stock options granted during the three months ended December 27, 2014 and December 28, 2013.

Restricted stock awards and restricted stock units are typically subject to vesting restrictions—either time-based or performance-based market conditions for vesting. Until restricted stock vests, shares (including those issuable upon vesting of the applicable restricted stock unit) are subject to forfeiture if employment terminates prior to the release of restrictions and cannot be transferred.
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

We grant market-based performance restricted stock unit award grants to officers and certain employees. The performance stock unit agreements provide for the award of performance stock units with each unit representing the right to receive one share of our common stock to be issued after the applicable award period. The final number of units awarded for this grant will be determined as of the vesting dates, based upon our total shareholder return over the performance period compared to the Russell 2000 Index and could range from a minimum of no units to a maximum of twice the target award. The weighted average fair value for these performance units was determined using a Monte Carlo simulation model incorporating the following weighted average assumptions:

	Three Months Ended
	December 27, 2014	December 28, 2013
Risk-free interest rate	0.96%	0.62%
Volatility	28.7%	36.9%
Weighted average fair value	$70.57	$77.10

We recognize the estimated cost of these awards, as determined under the simulation model, over the related service period, with no adjustment in future periods based upon the actual shareholder return over the performance period.

Stock-Based Compensation Expense

The following table shows total stock-based compensation expense and related tax benefits included in the condensed consolidated statements of operations for the three months ended December 27, 2014 and December 28, 2013 (in thousands):

	Three Months Ended
	December 27, 2014	December 28, 2013
Cost of sales	$597	$538
Research and development	330	522
Selling, general and administrative	3,463	3,808
Income tax benefit	(430)	(1,339)
	$3,960	$3,529

During the three months ended December 27, 2014, $0.7 million was capitalized into inventory for all stock plans, $0.6 million was amortized to cost of sales and $0.8 million remained in inventory at December 27, 2014. During the three months ended December 28, 2013, $0.7 million was capitalized into inventory for all stock plans, $0.5 million was amortized to cost of sales and $0.8 million remained in inventory at December 28, 2013.  Management has made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

At December 27, 2014, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock plans but not yet recognized was approximately $27.7 million, net of estimated forfeitures of $1.0 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 1.8 years and will be adjusted for subsequent changes in estimated forfeitures.

At December 27, 2014, total compensation cost related to options to purchase common shares under the ESPP but not yet recognized was approximately $0.6 million, which will be recognized over the six month offering period.

The stock option exercise tax benefits reported in the statement of cash flows results from the excess tax benefits arising from tax deductions in excess of the stock-based compensation cost recognized, determined on a grant-by-grant basis. During the first three months of fiscal 2015 and fiscal 2014, we have not generated any excess tax benefits as cash flows from financing activities.

Stock Options & Awards Activity

The following is a summary of option activity for our Stock Option Plans (in thousands, except per share amounts and weighted average remaining contractual term in years):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at September 27, 2014	107	$29.20
Granted	—	—
Exercised	(4)	23.16
Forfeitures	—	—
Expirations	—	—
Outstanding at December 27, 2014	103	$29.46	3.8 years	$3,395
Vested and expected to vest at December 27, 2014	103	$29.46	3.8 years	$3,395
Exercisable at December 27, 2014	103	$29.46	3.8 years	$3,395

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the quoted price of our common stock for in-the money options. The aggregate intrinsic value of options exercised under the Company’s stock plans for the three months ended December 27, 2014 and December 28, 2013 were $0.2 million and $5.8 million, respectively, determined as of the date of option exercise.

The following table summarizes the activity of our time based and market- performance based restricted stock units for the first three months of fiscal 2015 (number of shares in thousands):

	Time Based Restricted Stock Units		Market-Based Performance Restricted Stock Units
	Number of Shares(1)	Weighted Average Grant Date Fair Value	Number of Shares(2)	Weighted Average Grant Date Fair Value
Nonvested stock at September 27, 2014	390	$58.66	229	$61.46
Granted	214	64.82	51	70.57
Vested	(194)	51.99	(38)	53.46
Forfeited	(2)	60.81	(43)	53.46
Nonvested stock at December 27, 2014	408	$65.07	199	$67.09

__________________________________________
(1)Service-based restricted stock vested during each fiscal year.
(2)Performance-based awards and units included at 100% of target goal; under the terms of the awards, the recipient may earn between 0% and 200% of the award.

10.      COMMITMENTS AND CONTINGENCIES

We are subject to legal claims and litigation arising in the ordinary course of business, such as product liability, employment or intellectual property claims, including, but not limited to, the matter described below. On May 14, 2013, IMRA America (“Imra”) filed a complaint for patent infringement against two of the Company’s subsidiaries in the Regional Court of Düsseldorf, Germany, captioned In re IMRA America Inc. versus Coherent Kaiserslautern GmbH et. al. 4b O 38/13. The complaint alleges that the use of certain of the Company’s lasers infringes upon EP Patent No. 754,103, entitled “Method For Controlling Configuration of Laser Induced Breakdown and Ablation,” issued November 5, 1997. The patent is owned by the University of Michigan and licensed to Imra. The complaint seeks unspecified compensatory damages, the cost of court proceedings and seeks to permanently enjoin the Company from infringing the patent in the future. Management has made an accrual of the amount which is reasonably estimable and probable with respect to this matter and has determined, based on its current knowledge, that the amount or range of reasonably possible losses in excess of the amounts already accrued is not reasonably estimable. Although we do not expect that such legal claims and litigation will ultimately have a material adverse effect on our condensed consolidated financial position, results of operations or cash flows, an adverse result in one or more matters could negatively affect our results in the period in which they occur.

The United States and many foreign governments impose tariffs and duties on the import and export of certain products we sell.  From time to time our duty calculations and payments are audited by government agencies.  We are currently under audit in South Korea for customs duties and value added tax for the period March 2009 to March 2014.  At this time, management has not made an accrual of an amount related to this matter since it has determined that such accrual is neither probable nor reasonably estimable.  Although we do not expect that the audit will ultimately have a material adverse effect on our condensed consolidated financial position, results of operations or cash flows, an adverse result in this matter could negatively affect our results in the period in which they occur.

11. STOCK REPURCHASE

On July 25, 2014, the Board of Directors authorized a buyback program whereby we are authorized to repurchase up to $25.0 million of our common stock from time to time through July 31, 2015. During the first quarter of fiscal 2015, we repurchased and retired 300,441 shares of outstanding common stock at an average price of $57.55 per share for a total of $17.3 million, excluding expenses. During the month of January of fiscal 2015, we repurchased and retired 133,673 shares of outstanding common stock under this plan at an average price of $57.66 per share for a total of $7.7 million.

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

The following table presents information necessary to calculate basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended
	December 27, 2014	December 28, 2013
Weighted average shares outstanding —basic	24,936	24,542
Dilutive effect of employee stock awards	261	373
Weighted average shares outstanding—diluted	25,197	24,915

Net income	$17,430	$11,703

Net income per basic share	$0.70	$0.48
Net income per diluted share	$0.69	$0.47

A total of 159,618 and 29,916 potentially dilutive securities have been excluded from the diluted share calculation for the three months ended December 27, 2014 and December 28, 2013, respectively, as their effect was anti-dilutive.

13.  OTHER INCOME (EXPENSE)

Other income (expense) is as follows (in thousands):

	Three Months Ended
	December 27, 2014	December 28, 2013
Foreign exchange loss	$(1,161)	$(2,124)
Gain on deferred compensation investments, net	384	1,877
Other—net	7	(9)
Other expense, net	$(770)	$(256)

14.  INCOME TAXES

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to us and our subsidiaries, adjusted for items which are considered discrete to the period. Our effective tax rate for the three months ended December 27, 2014 was 26.2%. Our effective tax rate for the three months ended December 27, 2014 was lower than the statutory rate of 35.0% primarily due to differences related to the benefit of income subject to foreign tax rates that are lower than U.S. statutory tax rates including Korea and Singapore tax exemptions, the benefit of foreign tax credits and the benefit of the federal research and development tax credits including renewal of the federal research and development tax credits for fiscal 2014. These amounts are partially offset by deemed dividend inclusions under the Subpart F tax rules, stock-based compensation not deductible for tax purposes and limitations on the deductibility of compensation under IRC Section 162(m).

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

Management believes that it has adequately provided for any adjustments that may result from tax examinations. We regularly engage in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that certain foreign tax matters may be concluded in the next 12 months.

The Tax Increase Prevention Act of 2014 (“the Act”), was enacted on December 19, 2014. Under the Act, the federal research and development tax credit was retroactively extended for amounts paid or incurred after December 31, 2013 through December 31, 2014. The effects of the change in the tax law are recognized in our first quarter of fiscal 2015, which is the quarter that the law was enacted. Accordingly, prior year research and development tax credits of approximately $1.3 million less appropriate reserves are recognized in the first quarter of fiscal 2015.

15.  SEGMENT INFORMATION

We are organized into two reportable operating segments: Specialty Lasers and Systems ("SLS") and Commercial Lasers and Components ("CLC"). This segmentation reflects the go-to-market strategies for various products and markets. While both segments work to deliver cost-effective solutions, SLS develops and manufactures configurable, advanced-performance products largely serving the microelectronics, scientific research and government programs and OEM components and instrumentation markets. The size and complexity of many of our SLS products require service to be performed at the customer site by factory-trained field service engineers. CLC focuses on higher volume products that are offered in set configurations. The product architectures are designed for easy exchange at the point of use such that product service and repairs are based upon advanced replacement and depot (i.e., factory) repair. CLC's primary markets include materials processing, OEM components and instrumentation and microelectronics.

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

Our Chief Executive Officer has been identified as the chief operating decision maker (CODM) as he assesses the performance of the segments and decides how to allocate resources to the segments. Income from operations is the measure of profit and loss that our CODM uses to assess performance and make decisions. As assets are not a measure used to assess the performance of the company by the CODM, asset information is not tracked or compiled by segment and is not available to be reported in our disclosures. Income from operations represents the net sales less the cost of sales and direct operating expenses incurred within the operating segments as well as allocated expenses such as shared sales and manufacturing costs. We do not allocate to our operating segments certain operating expenses which we manage separately at the corporate level. These unallocated costs include stock-based compensation and corporate functions (certain research and development, management, finance, legal and human resources) and are included in the results below under Corporate and other in the reconciliation of operating results. Management does not consider unallocated Corporate and other costs in its measurement of segment performance.

The following table provides net sales and income from operations for our operating segments (in thousands):

	Three Months Ended
	December 27, 2014	December 28, 2013
Net sales:
Specialty Laser Systems	$145,091	$136,823
Commercial Lasers and Components	55,524	56,733
Total net sales	$200,615	$193,556

Income from operations:
Specialty Laser Systems	$34,554	$28,632
Commercial Lasers and Components	703	306
Corporate and other	(10,948)	(13,154)
Total income from operations	$24,309	$15,784

The following table provides a reconciliation of our total income from operations to net income (in thousands):

	Three Months Ended
Reconciliation of Income From Operations to Net Income	December 27, 2014	December 28, 2013
Total income from operations	$24,309	$15,784
Total other income, net	(685)	(220)
Income before income taxes	23,624	15,564
Provision for income taxes	6,194	3,861
Net Income	$17,430	$11,703

Major Customers

We had one major customer during the three months ended December 27, 2014 who accounted for 18.6% and 13.8% of consolidated revenue during the three months ended December 27, 2014 and the three months ended December 28, 2013, respectively. The customer purchased primarily from our SLS segment.

We had one major customer who accounted for 18.3% and 15.2% of accounts receivable at December 27, 2014 and September 27, 2014, respectively. There was one additional major customer who accounted for 11.6% of accounts receivable at September 27, 2014. Both customers purchased primarily from our SLS segment.

16.  SUBSEQUENT EVENT

On January 21, 2015, our board of directors authorized an additional stock repurchase program to repurchase up to $25.0 million of the Company's outstanding common stock from time to time through January 31, 2016.

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

•
Focus on long-term improvement of adjusted EBITDA, in dollars and as a percentage of net sales—We define adjusted EBITDA as operating income adjusted for depreciation, amortization, stock-based compensation, major restructuring costs and certain other non-operating income and expense items. Key initiatives to reach our goals for EBITDA improvements include utilization of our Asian manufacturing locations, rationalizing our supply chain and continued leveraging of our infrastructure.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We have identified the following as the items that require the most significant judgment and often involve complex estimation: revenue recognition, accounting for long-lived assets (including goodwill and intangible assets), inventory valuation, warranty reserves, stock-based compensation and accounting for income taxes. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for our fiscal year ended September 27, 2014.

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

	Three Months Ended
	December 27, 2014	December 28, 2013	Change	% Change
	(Dollars in thousands)

Bookings	$162,524	$201,462	$(38,938)	(19.3)%
Book-to-bill ratio	0.81	1.04	(0.23)	(22.1)%
Net sales—Specialty Lasers and Systems	$145,091	$136,823	$8,268	6.0%
Net sales—Commercial Lasers and Components	$55,524	$56,733	$(1,209)	(2.1)%
Gross profit as a percentage of net sales— Specialty Lasers and Systems	44.0%	43.1%	0.9%	2.1%
Gross profit as a percentage of net sales—Commercial Lasers and Components	34.7%	34.1%	0.6%	1.8%
Research and development as a percentage of net sales	9.6%	10.8%	(1.2)%	(11.1)%
Income before income taxes	$23,624	$15,564	$8,060	51.8%
Net cash provided by operating activities	$31,051	$28,677	$2,374	8.3%
Days sales outstanding in receivables	58.5	53.8	4.7	8.7%
Annualized first quarter inventory turns	2.9	2.7	0.2	7.4%
Capital spending as a percentage of net sales	2.6%	3.5%	(0.9)%	(25.7)%
Net income as a percentage of net sales	8.7%	6.0%	2.7%	45.0%
Adjusted EBITDA as a percentage of net sales	18.7%	16.4%	2.3%	14.0%

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

Bookings decreased 19.3% in the first quarter of fiscal 2015 compared to the same quarter one year ago, with decreases in all four markets led by a significant decrease in the OEM components and instrumentation market. Compared to the fourth quarter of fiscal 2014, bookings decreased 11.0% with decreases in the OEM components and instrumentation, materials processing and microelectronics markets partially offset by an increase in the scientific and government programs market. The book-to-bill ratio was 0.81 in the first quarter of fiscal 2015. Bookings in the first quarter of fiscal 2015 were lower due to the timing of orders placed by customers following large, multi-quarter bookings in the second half of fiscal 2014.

Microelectronics

Microelectronics bookings decreased 10% compared to the same quarter one year ago and decreased 7% from bookings in the fourth quarter of fiscal 2014. The book-to-bill ratio for the first quarter of fiscal 2015 was 0.73.

Flat panel display orders in the first quarter of fiscal 2015 decreased 36% both from orders in the first and fourth quarters of fiscal 2014 due to timing of order placement by customers as we had record bookings in the first three quarters of fiscal 2014, as well as reduced service bookings as customers manage their inventory levels. We expect continued fluctuations in order volumes on a quarterly basis. The drivers for flat panel display are unchanged and include higher smartphone share, larger screen sizes, lower display unit costs and the emergence of flexible displays. We believe these factors favor larger format annealing systems in excess of one meter. In addition, flexible displays have enabled wearable devices and may be poised for a role in automotive applications, such as in digital instrument panels. We shipped the first Triple Vyper™ Linebeam 1500 system in the first quarter of fiscal 2015. We are planning to ship the remaining two systems in the order during fiscal 2015, pursuant to the customer’s requested delivery schedule.
Orders in the advanced packaging (API) market increased 38% from orders in the first quarter of fiscal 2014 and 2% from orders in the fourth quarter of fiscal 2014. We expect bookings in the API market to increase over the course of fiscal 2015. We have broadened our customer set in microvia applications with greater emphasis on Chinese and Korean integrators. We believe this strategy will be beneficial in areas like flip-chip packaging. Additionally, the laser direct imaging market has posted good utilization numbers supporting service demand, slow capacity expansion and a shift to UV diode based imagers for the lower end of the market.
Orders from semiconductor capital equipment OEMs decreased 3% from the first quarter of fiscal 2014 but increased 35% from the fourth quarter of fiscal 2014. Industry trade groups project a record-setting year for capital expenditure investment. While we have seen a very modest increase in orders, we are starting to receive longer-term scheduling inquiries. These requests have historically correlated with an upturn in orders, but we believe it is too early to increase manufacturing levels.
Micro materials processing using short pulse lasers is the most dynamic part of microelectronics, with much of the business tied to consumer electronics, predominantly mobile devices, and is very project driven. We are actively engaged on a number of projects where our newer products like the Rapid NX, Avia NX, and Monaco offer process and performance advantages to the customer.
Materials Processing

Materials processing orders decreased 17% compared to the same quarter one year ago and decreased 22% from the fourth quarter of fiscal 2014. The book-to-bill ratio for the first quarter of fiscal 2015 was 0.83. First quarter of fiscal 2015 orders were lower following an exceptionally strong fourth quarter of fiscal 2014 as well as exhibiting some seasonal effects. Nonetheless, demand for our new J-Series CO2 lasers was strong with high sequential and year-over-year growth. We also released a redesigned laser manufacturing workstation, the META™ 10C, equipped with a kilowatt CO2 laser for the job shop market. The metal cutting market is very active. At the Fabtech tradeshow, some of the larger integrators were showing early homegrown fiber lasers or discussing plans to introduce them, driven by desires of differentiation and cost control. If successful, the trend will drive more top-down and bottom-up vertical integration. The additive manufacturing market is also showing positive trends which resulted in orders for CO2 and UV lasers in polymer processes; this market also appears to be driving demand for mid-power (500W-1kW) fiber lasers and direct diode systems.

OEM Components and Instrumentation

OEM Components and Instrumentation orders decreased 41% compared to the same quarter one year ago and decreased 21% from the fourth quarter of fiscal 2014. The book-to-bill ratio for the first quarter of fiscal 2015 was 0.77.

Orders for medical OEM products were 65% lower in the first quarter of fiscal 2015 compared to the same quarter one year ago and 48% lower than orders in the fourth quarter of fiscal 2014. The decreases predominantly reflect the timing of large medical OEM orders, rather than easing of demand in medical applications as medical OEM customers report stable to increasing demand. We have also launched a new product for the cataract market that supports a broader procedure window which is relevant because research shows not all cataracts are treated similarly. The more stubborn variety of cataracts occurs in populations closer to the equator due to increased sun exposure. Ability to vary the laser performance, as our new product does, allows for process optimization.
Instrumentation orders decreased 27% compared to the first quarter of fiscal 2014 but increased 11% compared to the fourth quarter of fiscal 2014. The growth was skewed towards emerging customers in China, North America and Europe for cytometry and sequencing applications.
Scientific and Government Programs

Scientific and government programs orders decreased 9% compared to the same quarter one year ago but increased 2% from the fourth quarter of fiscal 2014. The book-to-bill for the first quarter of fiscal 2015 was 1.11.

While overall research funding remains flat, there were some notable market and regional factors during the first quarter of fiscal 2015. The increase in life sciences research in Asia is continuing and led to record Chameleon™ orders from the region. Combined with traditional physical sciences, Asia also produced record scientific orders, with activity especially strong in China and Korea. North America and Europe were in-line with expectations and Japan orders were up modestly.

The biological imaging market continues to be the largest opportunity in the research market. Our Chameleon product line is a key contributor in this area and we recently released the newest version at the Neuroscience Conference in November 2014. The Chameleon Discovery is a different architect than earlier Ti:Sapphire-based Chameleons and is an Ytterbium laser with a tunable optical parametric oscillator (OPO) to provide very broad tuning with leading power performance. The combination allows investigators to target reagents and reactions not easily accessible with Ti:Sapphire. While we have offered OPOs with earlier versions of Chameleon, they were purchased from a vendor. The unit paired with Discovery is a Coherent-developed device, which should be beneficial to costs.
Net Sales

Net sales include sales of lasers, laser tools, related accessories and service. Net sales for the first fiscal quarter increased 6.0% in our SLS segment from the same quarter one year ago and decreased 2.1% in our CLC segment from the same quarter one year ago. For a description of the reasons for changes in net sales refer to the “Results of Operations” section of this quarterly report.

Gross Profit as a Percentage of Net Sales

Gross profit as a percentage of net sales (“gross profit percentage”) is calculated as gross profit for the period divided by net sales for the period.  Gross profit percentage in the first quarter increased from 43.1% to 44.0% in our SLS segment and increased from 34.1% to 34.7% in our CLC segment from the same quarter one year ago. For a description of the reasons for changes in gross profit refer to the “Results of Operations” section of this quarterly report.

Research and Development as a Percentage of Net Sales

Research and development as a percentage of net sales (“R&D percentage”) is calculated as research and development expense for the period divided by net sales for the period.  Management considers R&D percentage to be an important indicator in managing our business as investing in new technologies is a key to future growth.  R&D percentage decreased to 9.6% from 10.8% in our first fiscal quarter compared to the same period one year ago.  For a description of the reasons for changes in R&D spending refer to the “Results of Operations” section of this quarterly report.

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

Days Sales Outstanding in Receivables

We calculate days sales outstanding (“DSO”) in receivables as net receivables at the end of the period divided by net sales during the period and then multiplied by the number of days in the period, using 90 days for quarters.  DSO in receivables indicates how well we are managing our collection of receivables, with lower DSO in receivables resulting in higher working capital availability.  The more money we have tied up in receivables, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business.  Our DSO in receivables for the first quarter of fiscal 2015 increased 4.7 days from the same quarter one year ago primarily due to a higher concentration of sales in the last month of the fiscal quarter and timing of collections, particularly in Europe.

Annualized First Quarter Inventory Turns

We calculate annualized first quarter inventory turns as the cost of sales during the first quarter annualized and divided by net inventories at the end of the first quarter. This indicates how well we are managing our inventory levels, with higher inventory turns resulting in more working capital availability and a higher return on our investments in inventory. The more money we have tied up in inventory, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business. Our annualized inventory turns for the first quarter of fiscal 2015 increased by 0.2 turns from the same quarter one year ago primarily due to the impact of lower levels of service inventory.

Capital Spending as a Percentage of Net Sales

Capital spending as a percentage of net sales (“capital spending percentage”) is calculated as capital expenditures for the period divided by net sales for the period.  Capital spending percentage indicates the extent to which we are expanding or improving our operations, including investments in technology and equipment.  Management monitors capital spending levels as this assists management in measuring our cash flows, net of capital expenditures. Our capital spending percentage decreased to 2.6% from 3.5% for the first quarter of fiscal 2015 compared to the same period one year ago primarily due to lower purchases of production-related assets to support new product introductions.

Adjusted EBITDA as a Percentage of Net Sales

We define adjusted EBITDA as operating income adjusted for depreciation, amortization, stock-based compensation, major restructuring costs and certain other non-operating income and expense items. Key initiatives to reach our goals for EBITDA improvements include utilization of our Asian manufacturing locations, rationalizing our supply chain and continued leveraging of our infrastructure.

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

Below is the reconciliation of our net income as a percentage of net sales to our adjusted EBITDA as a percentage of net sales:

	Three Months Ended
	December 27, 2014	December 28, 2013
Net income as a percentage of net sales	8.7%	6.0%
Income tax expense	3.1%	2.0%
Interest and other (income) expense, net	0.6%	1.1%
Depreciation and amortization	4.1%	4.8%
Stock based compensation	2.2%	2.5%
Adjusted EBITDA as a percentage of net sales	18.7%	16.4%

SIGNIFICANT EVENTS

Stock Repurchases

On July 25, 2014, the Board of Directors authorized a buyback program whereby we were authorized to repurchase up to $25.0 million of our common stock from time to time through July 31, 2015. During the first quarter of fiscal 2015, we repurchased and retired 300,441 shares of outstanding common stock under this plan at an average price of $57.55 per share for a total of $17.3 million. During the month of January 2015, we repurchased and retired 133,673 shares of outstanding common stock under this plan at an average price of $57.66 per share for a total of $7.7 million, which concluded this program. For information regarding our new buyback program, please see Note 16 "Subsequent Event" to our condensed consolidated financial statements.

RESULTS OF OPERATIONS

CONSOLIDATED SUMMARY

The following table sets forth, for the periods indicated, the percentage of total net sales represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended
	December 27, 2014	December 28, 2013
Net sales	100.0%	100.0%
Cost of sales	59.0%	59.9%
Gross profit	41.0%	40.1%
Operating expenses:
Research and development	9.6%	10.8%
Selling, general and administrative	19.0%	20.6%
Amortization of intangible assets	0.3%	0.5%
Total operating expenses	28.9%	31.9%
Income from operations	12.1%	8.2%
Other income (expense), net	(0.3)%	(0.2)%
Income before income taxes	11.8%	8.0%
Provision for income taxes	3.1%	2.0%
Net income	8.7%	6.0%

Net income for the first quarter of fiscal 2015 was $17.4 million ($0.69 per diluted share) including $4.0 million of after-tax stock-based compensation expense, $1.6 million after-tax amortization of intangible assets and a benefit of $1.1 million related to the renewal of the federal research and development tax credits for fiscal 2014. Net income for the first quarter of fiscal 2014 was $11.7 million ($0.47 per diluted share) including $3.5 million of after-tax stock-based compensation expense and $1.8 million amortization of intangible assets.

NET SALES

Market Application

The following tables set forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by market application (dollars in thousands):

	Three Months Ended
	December 27, 2014		December 28, 2013
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Microelectronics	$99,311	49.5%	$92,303	47.7%
OEM components and instrumentation	41,289	20.6%	40,003	20.7%
Materials processing	28,758	14.3%	27,970	14.4%
Scientific and government programs	31,257	15.6%	33,280	17.2%
Total	$200,615	100.0%	$193,556	100.0%

Net sales for the first quarter of fiscal 2015 increased by $7.1 million, or 4%, compared to the first quarter of fiscal 2014.  Sales increases in the microelectronics, OEM components and instrumentation and materials processing markets were partially offset by decreases in the scientific and government programs market.

The increase in the microelectronics market of $7.0 million, or 8%, was due to higher shipments of flat panel display annealing systems net of lower flat panel display tube replacement sales partially offset by lower shipments for semiconductor and advanced packaging applications. The increase in the OEM components and instrumentation market of $1.3 million, or 3%, was due primarily to higher shipments for medical applications partially offset by lower shipments for bio-instrumentation and military applications. Sales in the materials processing market increased $0.8 million, or 3%, primarily due to higher shipments of non-metal cutting and automotive manufacturing applications. Sales in the scientific and government programs market decreased $2.0 million, or 6%, primarily due to the timing of shipments to customers in Europe, particularly compared to the record level of shipments in the fourth quarter of fiscal 2014.

Backlog represents orders which we expect to be shipped within 12 months and the current portion of service contracts. Orders used to compute backlog are generally cancelable and subject to rescheduling by our customers without substantial penalties. Historically, we have not experienced a significant rate of cancellation or rescheduling outside the 12 month period, though we cannot guarantee that the rate of cancellations or rescheduling will not increase in the future. We have a backlog of orders shippable within 12 months of $295.9 million at December 27, 2014, including a significant concentration in the flat panel display market (34%) for customers which are primarily in Asia.

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

The following tables set forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by segment (dollars in thousands):

	Three Months Ended
	December 27, 2014		December 28, 2013
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Specialty Lasers and Systems (SLS)	$145,091	72.3%	$136,823	70.7%
Commercial Lasers and Components (CLC)	55,524	27.7%	56,733	29.3%
Total	$200,615	100.0%	$193,556	100.0%

Net sales for the first quarter of fiscal 2015 increased by $7.1 million, or 4%, compared to the first quarter of fiscal 2014, with increases of $8.3 million, or 6%, in our SLS segment and decreases of $1.2 million, or 2%, in our CLC segment.

The increase in our SLS segment sales was primarily due to higher shipments of flat panel display annealing systems partially offset by lower shipments for semiconductor applications and scientific and government research programs. The decrease in our CLC segment sales was primarily due to lower advanced packaging application sales partially offset by higher medical application sales.

GROSS PROFIT

Consolidated

Our gross profit rate increased to 41.0% in the first quarter of fiscal 2015 from 40.1% in the first quarter of fiscal 2014. The increase in the gross profit rate was primarily due to lower other costs (0.9%) primarily due to improved inventory management, lower duty and freight charges and lower warranty costs (0.8%) partially offset by unfavorable product margins (0.8%) resulting from a less favorable product mix, unfavorable yields and the impact of lower volumes in certain business units net of the favorable impact from foreign currency fluctuations.

Our gross profit rate has been and will continue to be affected by a variety of factors including market mix, pricing on volume orders, our ability to manufacture advanced and more complex products, manufacturing efficiencies, excess and obsolete inventory write-downs, warranty costs, amortization of intangibles, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems, commodity prices and foreign currency fluctuations, particularly the recent weakening of the Euro and Japanese Yen.

Specialty Lasers and Systems

The gross profit rate in our SLS segment increased to 44.0% in the first quarter of fiscal 2015 from 43.1% in the first quarter of fiscal 2014 primarily due to lower warranty costs (0.9%) due to fewer warranty events, lower other costs (0.6%) primarily due to improved inventory management and lower duty costs resulting from more favorable regional mix as well as lower intangibles amortization (0.1%). These improvements were partially offset by unfavorable product costs (0.7%) due to a less favorable product mix within the microelectronics and scientific markets partially offset by the favorable impact from foreign currency fluctuations.

Commercial Lasers and Components

The gross profit rate in our CLC segment increased to 34.7% in the first quarter of fiscal 2015 from 34.1% in the first quarter of fiscal 2014 primarily due to lower other costs (1.6%) from improved inventory management and lower warranty costs (0.6%) as a result of fewer warranty events. These improvements were partially offset by unfavorable product costs (1.6%) resulting from unfavorable yields and higher manufacturing costs primarily due to lower volumes in several business units.
OPERATING EXPENSES:

	Three Months Ended
	December 27, 2014		December 28, 2013
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$19,173	9.6%	$20,937	10.8%
Selling, general and administrative	38,141	19.0%	39,891	20.6%
Amortization of intangible assets	696	0.3%	934	0.5%
Total operating expenses	$58,010	28.9%	$61,762	31.9%

Research and development

Research and development expenses decreased $1.8 million, or 8%, during the first fiscal quarter ended December 27, 2014 compared to the same quarter one year ago.  The decrease was primarily due to $1.4 million lower project spending as a result of higher customer reimbursements for development projects and lower spending on various projects and the impact of foreign exchange rates ($0.4 million). These customer reimbursements are expected to be at a lower rate beginning in our second fiscal quarter. Other variable spending increases were offset by lower charges for increases in deferred compensation plan liabilities and lower stock-based compensation expense. On a segment basis as compared to the prior year period, SLS research and development spending decreased $1.0 million primarily due to lower project spending as a result of higher customer reimbursements for development projects and the impact of foreign exchange rates partially offset by higher other variable spending. CLC spending decreased $0.3 million primarily due to lower project spending. Corporate and other spending decreased $0.5 million primarily due to lower charges for increases in deferred compensation plan liabilities and lower stock-based compensation expense.

Selling, general and administrative

Selling, general and administrative expenses decreased $1.8 million or 4%, during the first fiscal quarter ended December 27, 2014 compared to the same quarter one year ago. The decrease was primarily due to $1.4 million lower charges for increases in deferred compensation plan liabilities with the related income for increases in deferred compensation plan assets recorded in other income (expense), the favorable impact of foreign exchange rates ($1.0 million), $0.4 million lower stock-based compensation expense and $0.3 million lower other net variable spending partially offset by $1.3 million higher payroll spending primarily due to higher salaries, benefits and variable compensation. On a segment basis as compared to the prior year period, SLS segment expenses were flat with higher headcount related spending offset by the favorable impact of foreign exchange rates. CLC spending was flat with higher headcount related spending offset by lower other variable spending. Spending for Corporate and other decreased $1.8 million primarily due to lower charges for deferred compensation plan liabilities and lower stock-based compensation expense.

Amortization of intangible assets

Amortization of intangible assets decreased $0.2 million during the first three months of fiscal 2015 compared to the same period one year ago primarily due to the completion of amortization in fiscal 2014 of certain intangibles from prior acquisitions.

OTHER INCOME (EXPENSE) — NET

Other income (expense), net, decreased $0.5 million during the three months ended December 27, 2014 compared to the same period one year ago. The decrease was primarily due to lower gains on our deferred compensation plan assets net of expenses ($1.5 million) partially offset by lower net foreign exchange losses ($1.0 million) due to less significant movement in certain foreign currencies in the first quarter of fiscal 2015 as compared to the first quarter of fiscal 2014.

INCOME TAXES

The effective tax rate on income before income taxes for the first quarter of fiscal 2015 of 26.2% was lower than the statutory rate of 35.0% primarily due to differences related to the benefit of income subject to foreign tax rates that are lower than U.S. statutory tax rates including Korea and Singapore tax exemptions, the benefit of foreign tax credits and the benefit of the federal research and development tax credits including renewal of the federal research and development tax credits for fiscal 2014. These amounts are partially offset by deemed dividend inclusions under the Subpart F tax rules, stock-based compensation not deductible for tax purposes and limitations on the deductibility of compensation under IRC Section 162(m).

The effective tax rate on income before income taxes for the first quarter of fiscal 2014 of 24.8% was lower than the statutory rate of 35.0% primarily due to differences related to the benefit of income subject to foreign tax rates that are lower than U.S. statutory tax rates, including Korea and Singapore tax exemptions and the benefit of foreign tax credits. These amounts are partially offset by deemed dividend inclusions under the Subpart F tax rules, stock-based compensation not deductible for tax purposes and limitations on the deductibility of compensation under IRC Section 162(m).

LIQUIDITY AND CAPITAL RESOURCES

At December 27, 2014, we had assets classified as cash and cash equivalents and short-term investments, in an aggregate amount of $323.0 million, compared to $318.3 million at September 27, 2014. At December 27, 2014, approximately $225.5 million of this cash and securities was held in certain of our foreign subsidiaries, $91.1 million of which was denominated in currencies other than the U.S. dollar, primarily the Euro. We currently have approximately $224.1 million of cash held by foreign subsidiaries where we intend to permanently reinvest our accumulated earnings in these entities and our current plans do not demonstrate a need for these funds to support our domestic operations. If, however, a portion of these funds were needed for and distributed to our operations in the United States, we would be subject to additional U.S. income taxes and foreign withholding taxes. The amount of the taxes due would depend on the amount and manner of repatriation, as well as the location from where the funds are repatriated. We actively monitor the third-party depository institutions that hold these assets, primarily focusing on the safety of principal and secondarily maximizing yield on these assets. We diversify our cash and cash equivalents and investments among various financial institutions, money market funds and sovereign debt in order to reduce our exposure should any one of these financial institutions or financial instruments fail or encounter difficulties. To date, we have not experienced any material loss or lack of access to our invested cash, cash equivalents or short-term investments. However, we can provide no assurances that access to our invested cash, cash equivalents or short-term investments will not be impacted by adverse conditions in the financial markets.

In the fourth quarter of fiscal 2014, we converted $62.7 million of cash and securities held in certain of our foreign subsidiaries to U.S. dollars and invested those funds within a European subsidiary whose functional currency is the U.S. dollar. At December 27, 2014, this subsidiary had $127.6 million of U.S. dollar denominated investments primarily in U.S. Treasury Securities, Corporate Notes and Commercial Paper. Accordingly, there is no translation expense arising from this entity holding U.S. dollar denominated investments. The converted funds are not intended to be repatriated to the U.S. and no U.S. tax was triggered on the transfer of these funds to the European subsidiary. See ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK below for more information about risks and trends related to foreign currencies.

Sources and Uses of Cash

Historically, our primary source of cash has been provided by operations. Other sources of cash in the past three fiscal years include proceeds received from the sale of our stock through our employee stock option and purchase plans. Our historical uses of cash have primarily been for the repurchase of our common stock, capital expenditures, acquisitions of businesses and technologies and the payment of a special cash dividend in the first quarter of fiscal 2013. Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our condensed consolidated statements of cash flows and the notes to our condensed consolidated financial statements:

	Three Months Ended
	December 27, 2014	December 28, 2013
	(in thousands)
Net cash provided by operating activities	$31,051	$28,677
Sales of shares under employee stock plans	3,437	6,810
Repurchase of common stock	(17,298)	—
Capital expenditures	(5,138)	(6,792)

Net cash provided by operating activities increased by $2.4 million for the first three months of fiscal 2015 compared to the same period one year ago. The increase in cash provided by operating activities was primarily due to higher net income, higher cash flows from timing of inventory purchases as well as net changes in deferred taxes and taxes payable partially offset by lower cash flows from timing of accounts receivable collections. We believe that our existing cash, cash equivalents and short term investments combined with cash to be provided by operating activities will be adequate to cover our working capital needs and planned capital expenditures for at least the next 12 months to the extent such items are known or are reasonably determinable based on current business and market conditions. However, we may elect to finance certain of our capital expenditure requirements through borrowings under our bank credit facilities or other sources of capital. We continue to follow our strategy to further strengthen our financial position by using available cash flow to fund operations.

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

On July 25, 2014, the Board of Directors authorized a buyback program whereby we were authorized to repurchase up to $25.0 million of our common stock from time to time through July 31, 2015. During the first quarter of fiscal 2015, we repurchased and retired 300,441 shares of outstanding common stock at an average price of $57.55 per share for a total of $17.3 million, excluding expenses. During the month of January of fiscal 2015, we repurchased and retired 133,673 shares of outstanding common stock under this plan at an average price of $57.66 per share for a total of $7.7 million, excluding expenses, which concluded this plan.

On January 21, 2015, our Board of Directors authorized a buyback program authorizing the Company to repurchase up to $25 million of our common stock from time to time through January 31, 2016. See Note 16 "Subsequent Events".

Additional sources of cash available to us were domestic and international currency lines of credit and bank credit facilities totaling $63.7 million as of December 27, 2014, of which $60.7 million was unused and available. These unsecured credit facilities were used in Europe and Japan during the first three months of fiscal 2015. Our domestic line of credit consists of a $50.0 million unsecured revolving credit account with Union Bank of California, which expires on May 31, 2017 and is subject to covenants related to financial ratios and tangible net worth and we were in compliance with these covenants at December 27, 2014. No amounts were outstanding on our domestic line of credit and $3.0 million of the international currency lines has been used as guarantees as of December 27, 2014.

Our ratio of current assets to current liabilities was unchanged at 5.8:1 at both December 27, 2014 and September 27, 2014. Our cash and cash equivalents, short-term investments, working capital and debt obligations are as follows:

	December 27, 2014	September 27, 2014
	(in thousands)
Cash and cash equivalents	$129,420	$91,217
Short-term investments	193,531	227,058
Working capital	557,033	563,736

Contractual Obligations and Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Regulation S-K of the Securities Act of 1933. Information regarding our long-term debt payments, operating lease payments, asset retirement obligations, purchase commitments with suppliers and purchase obligations is provided in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended September 27, 2014. There have been no material changes in contractual obligations outside of the ordinary course of business since September 27, 2014. Information regarding our other financial commitments at December 27, 2014 is provided in the notes to the condensed consolidated financial statements in this filing.

Changes in Financial Condition

Cash provided by operating activities during the first three months of fiscal 2015 was $31.1 million, which included net income of $17.4 million, depreciation and amortization of $8.4 million, decreases in net deferred tax assets of $7.0 million, stock-based compensation expense of $4.4 million and $0.4 million other partially offset by cash used by operating assets and liabilities of $6.5 million. Cash provided by operating activities during the first three months of fiscal 2014 was $28.7 million, which included net income of $11.7 million, depreciation and amortization of $9.1 million, stock-based compensation expense of $4.9 million and cash provided by operating assets and liabilities of $4.6 million partially offset by $1.6 million other.

Cash provided by investing activities during the first three months of fiscal 2015 was $29.0 million, which included $33.6 million net sales of available-for-sale securities partially offset by $4.6 million net used to acquire property and equipment and improve buildings. Cash used in investing activities during the first three months of fiscal 2014 was $2.2 million, which included $6.6 million net used to acquire property and equipment and improve buildings partially offset by $4.4 million net sales of available-for-sale securities.

Cash used by financing activities during the first three months of fiscal 2015 was $19.1 million, which included $17.3 million repurchases of our common stock and $5.2 million net settlement of restricted stock partially offset by $3.4 million generated from our employee stock option and stock purchase plans. Cash used by financing activities during the first three months of fiscal 2014 was $0.9 million, which included $7.7 million net settlement of restricted stock partially offset by $6.8 million generated from our employee stock option and stock purchase plans.

Changes in exchange rates during the first three months of fiscal 2015 decreased our cash balances by $2.8 million. Changes in exchange rates during the first three months of fiscal 2014 increased our cash balances by $2.3 million.

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

Interest rate sensitivity

A portion of our investment portfolio is composed of fixed income securities. These securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately (whether due to changes in overall market rates or credit worthiness of the issuers of our individual securities) and uniformly by 10% from levels at December 27, 2014, the fair value of the portfolio, based on quoted market prices in active markets involving similar assets, would decline by an immaterial amount due to their short-term maturities. We have the ability to generally hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. If necessary, we may sell short-term investments prior to maturity to meet our liquidity needs.

At December 27, 2014, the fair value of our available-for-sale debt securities was $193.5 million, all of which were classified as short-term investments.  Gross unrealized gains and losses on available-for-sale debt securities were $1.1 million and $0.2 million, respectively, at December 27, 2014.

Foreign currency exchange risk

We maintain operations in various countries outside of the United States and have foreign subsidiaries that manufacture and sell our products in various global markets. The majority of our sales are transacted in U.S. dollars. However, we do generate revenues in other currencies, primarily the Euro, the Japanese Yen, the Korean Won and the Chinese Renminbi. Additionally we have operations in different countries around the world with costs incurred in other local currencies, such as British Pound Sterling, Singapore Dollars and Malaysian Ringgit. As a result, our earnings, cash flows and cash balances are exposed to fluctuations in foreign currency exchange rates. For example, we have significant manufacturing operations in Europe so that a weakening Euro is advantageous to the Company’s financial results. We attempt to limit these exposures through financial market instruments. We utilize derivative instruments, primarily forward contracts with maturities of three months or less, to manage our exposure associated with anticipated cash flows and net asset and liability positions denominated in foreign currencies. Gains and losses on the forward contracts are mitigated by gains and losses on the underlying instruments. We do not use derivative financial instruments for trading purposes.

On occasion, we enter into currency forward exchange contracts to hedge specific anticipated foreign currency denominated transactions generally expected to occur within the next 12 months. These cash flow hedges are designated for hedge accounting treatment and gains and losses on these contracts are recorded in accumulated other comprehensive income in stockholder's equity and reclassified into earnings at the time that the related transactions being hedged are recognized in earnings. See Note 4 "Derivative Instruments and Hedging Activities".

We do not anticipate any material adverse effect on our condensed consolidated financial position, results of operations or cash flows resulting from the use of these instruments. There can be no assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately. While we model currency valuations and fluctuations, these may not ultimately be accurate. If a financial counterparty to any of our hedging arrangements experiences financial difficulties or is otherwise unable to honor the terms of the foreign currency hedge, we may experience material financial losses. In the current economic environment, the risk of failure of a financial party remains high.

At December 27, 2014, approximately $225.5 million of our cash, cash equivalents and short-term investments were held outside the U.S. in certain of our foreign operations, $91.1 million of which was denominated in currencies other than the U.S. dollar.

A hypothetical 10% change in foreign currency rates on our forward contracts would not have a material impact on our results of operations, cash flows or financial position.

The following table provides information about our foreign exchange forward contracts at December 27, 2014. The table presents the weighted average contractual foreign currency exchange rates, the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date and fair value. The U.S. fair value represents the fair value of the contracts valued at December 27, 2014 rates.

Forward contracts to sell (buy) foreign currencies for U.S. dollars (in thousands, except contract rates):

	Average Contract Rate	U.S. Notional Contract Value	U.S. Fair Value
Non-Designated - For US Dollars:
Euro	1.2612	$(45,489)	$1,252
Japanese Yen	117.5378	$896	$(19)
British Pound	1.5666	$4,809	$(14)
Korean Won	1,113.8100	$4,235	$68
Chinese Renminbi	6.1500	$9,035	$57
Singapore Dollar	1.3062	$(2,445)	$25
Malaysian Ringgit	3.4700	$638	$(4)

Non-Designated - For Euros:
Japanese Yen	112.7346	$7,166	$(349)

Designated - For US Dollars:
Euro	1.3935	$(5,574)	$660

Designated - For Euros:
Japanese Yen	111.2099	$5,859	$(360)

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of December 27, 2014 (“Evaluation Date”).  The controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 27, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information with respect to this item may be found in Note 10 to our condensed consolidated financial statements in Part I, Item 1 of this report and is incorporated herein by reference.

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

•	the timing of receipt and conversion of bookings to net sales;

•	the concentration of a significant amount of our backlog, and resultant net sales, with a few customers;

•	cancellation of customer orders and rescheduling of shipments;

•	fluctuations in our product mix;

•	the ability of our customers' other suppliers to provide sufficient material to support our customers' products;

•	currency fluctuations and stability, in particular the Euro, the Japanese Yen, the Korean Won, the Chinese Renminbi and the US dollar as compared to other currencies;

•	commodity pricing;

•	introductions of new products and product enhancements by our competitors, entry of new competitors into our markets, pricing pressures and other competitive factors;

•	our ability to develop, introduce, manufacture and ship new and enhanced products in a timely manner without defects;

•	our ability to manage our capacity and that of our suppliers;

•	our reliance on contract manufacturing;

•	the rate of market acceptance of our new products;

•	the ability of our customers to pay for our products;

•	expenses associated with acquisition-related activities;

•	seasonal sales trends;

•	access to applicable credit markets by us, our customers and their end customers;

•	delays or reductions in customer purchases of our products in anticipation of the introduction of new and enhanced products by us or our competitors;

•	our ability to control expenses;

•	the level of capital spending of our customers;

•	potential excess and/or obsolescence of our inventory;

•	costs and timing of adhering to current and developing governmental regulations and reviews relating to our products and business;

•	costs related to acquisitions of technology or businesses;

•	impairment of goodwill, intangible assets and other long-lived assets;

•	our ability to meet our expectations and forecasts and those of public market analysts and investors;

•	the availability of research funding by governments with regard to our customers in the scientific business, such as universities;

•	continued government spending on defense-related projects where we are a subcontractor;

•	maintenance of supply relating to products sold to the government on terms which we would prefer not to accept;

•	changes in policy, interpretations, or challenges to the allowability of costs incurred under government cost accounting standards;

•	damage to our reputation as a result of coverage in social media, Internet blogs or other media outlets;

•	managing our and other parties' compliance with contracts in multiple languages and jurisdictions;

•	managing our internal and third party sales representatives and distributors, including compliance with all applicable laws;

•	impact of government economic policies on macroeconomic conditions;

•	costs and expenses from litigation;

•	costs associated with designing around or payment of licensing fees associated with issued patents in our fields of business;

•	government support of alternative energy industries, such as solar;

•	the future impact of legislation, rulemaking, and changes in accounting, tax, defense procurement, or export policies; and

•	distraction of management related to acquisition or divestment activities.

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

As of December 27, 2014, flat panel display systems represented 34% of our backlog. Given our backlog includes these higher average selling price flat panel display systems, any delays or cancellation of shipments could have a material adverse effect on our financial results.

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

Volatility and disruption in the capital and credit markets, depressed consumer confidence, government economic policies, negative economic conditions, volatile corporate profits and reduced capital spending could negatively impact demand for our products. In particular, it is difficult to develop and implement strategy, sustainable business models and efficient operations, as well as effectively manage supply chain relationships in the face of such conditions, including uncertainty regarding the ability of some of our suppliers to continue operations and provide us with uninterrupted supply flow. Our ability to maintain our research and development investments in our broad product offerings may be adversely impacted in the event that our sales decline and do not increase in the future. Spending and the timing thereof by consumers and businesses have a significant impact on our results and, where such spending is delayed or canceled, it could have a material negative impact on our operating results. The current global economic conditions remain uncertain and challenging. Weakness in our end markets could negatively impact our net sales, gross margin and operating expenses, and consequently have a material adverse effect on our business, financial condition and results of operations.

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

Our ability to increase our sales volume and our future success depends on the continued growth of the markets for lasers, laser systems and related accessories, as well as our ability to identify in advance emerging markets for laser-based systems. We cannot assure you that we will be able to successfully identify on a timely basis new high-growth markets in the future. Moreover, we cannot assure you that new markets will develop for our products or our customers' products, or that our technology or pricing will enable such markets to develop. Future demand for our products is uncertain and will depend to a great degree on continued technological development and the introduction of new or enhanced products. If this does not continue, sales of our products may decline and our business will be harmed.

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

For the three months ended December 27, 2014, 73% of our net sales were derived from customers outside of the United States. For fiscal 2014, fiscal 2013 and fiscal 2012, 74%, 77% and 76%, respectively, of our net sales were derived from customers outside of the United States. We anticipate that foreign sales, particularly in Asia, will continue to account for a significant portion of our net sales in the foreseeable future.

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

Our reliance on contract manufacturing and outsourcing may adversely impact our financial results and operations due to our decreased control over the performance and timing of certain aspects of our manufacturing.

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

The United States and many foreign governments impose tariffs and duties on the import and export of products, including some of those which we sell. In particular, given our worldwide operations, we pay duties on certain products when they are imported into the United States for repair work as well as on certain of our products which are manufactured by our foreign subsidiaries. These products can be subject to a duty on the product value. Additionally, the United States and various foreign governments have imposed tariffs, controls, export license requirements and restrictions on the import or export of some technologies, especially encryption technology. From time to time, government agencies have proposed additional regulation of encryption technology, such as requiring the escrow and governmental recovery of private encryption keys. Governmental regulation of encryption technology and regulation of imports or exports, or our failure to obtain required import or export approval for our products, could harm our international and domestic sales and adversely affect our net sales. From time to time our duty calculations and payments are audited by government agencies. For example, we are currently under audit in South Korea for customs duties and value-added-tax for the period March 2009 to March 2014. In the event of an adverse audit result, we could be liable for additional payments, duties, taxes and penalties, any of which could have a material adverse effect on our business or financial position, results of operations, or cash flows.

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

For the three months ended December 27, 2014, our research and development costs were $19.2 million (9.6% of net sales). For our fiscal years 2014, 2013 and 2012, our research and development costs were $79.1 million (10.0% of net sales), $82.8 million (10.2% of net sales) and $78.3 million (10.2% of net sales), respectively. We cannot assure you that our expenditures for research and development will result in the introduction of new products or, if such products are introduced, that those products will achieve sufficient market acceptance or to generate sales to offset the costs of development. Our failure to address rapid technological changes in our markets could adversely affect our business and results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities during the first quarter of fiscal 2015. Stock repurchases during the three months ended December 27, 2014 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (1)
September 28, 2014 - October 25, 2014	—	$—	—	25,000,000
October 26, 2014 - November 22, 2014	58,974	$55.99	58,974	21,698,040
November 23, 2014 - December 27, 2014	241,467	$57.94	241,467	7,708,218
Total	300,441	$57.55	300,441	7,708,218

(1) On July 25, 2014, we announced that the Board of Directors authorized a buyback program whereby we are authorized to repurchase up to $25.0 million of our common stock from time to time through July 31, 2015. On January 21, 2015, our board of directors authorized an additional stock repurchase program to repurchase up to $25.0 million of the Company's outstanding common stock from time to time through January 31, 2016.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1‡ **	Fiscal 2015 Variable Compensation Plan Payout Scale

10.2‡	Fiscal 2014 Variable Compensation Plan Payout Scale

10.3+ ‡	Change of Control Severance Plan (Previously filed as Exhibit 10.1 to Form 8-K filed on December 17, 2014)

10.4‡	Form of PRSU Award Terms

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

+	These exhibits were previously filed with the Commission as indicated and are incorporated herein by reference.
‡	Identifies management contract or compensatory plans or arrangements required to be filed as an exhibit.
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

Coherent, Inc.
(Registrant)

Date:	February 4, 2015	/s/:	JOHN R. AMBROSEO
John R. Ambroseo
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 4, 2015	/s/:	HELENE SIMONET
Helene Simonet
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1‡ **	Fiscal 2015 Variable Compensation Plan Payout Scale

10.2‡	Fiscal 2014 Variable Compensation Plan Payout Scale

10.3+ ‡	Change of Control Severance Plan (Previously filed as Exhibit 10.1 to Form 8-K filed on December 17, 2014)

10.4‡	Form of PRSU Award Terms

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

+	These exhibits were previously filed with the Commission as indicated and are incorporated herein by reference.
‡	Identifies management contract or compensatory plans or arrangements required to be filed as an exhibit.
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