Form 10-Q
period 2015-04-04
COHERENT INC
filed 2015-05-14
CIK 21510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ___________________________________________________
FORM 10-Q
 ___________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 4, 2015
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

The number of shares outstanding of registrant’s common stock, par value $.01 per share, on May 11, 2015 was 23,831,252.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share data)

	Three Months Ended		Six Months Ended
	April 4, 2015	March 29, 2014	April 4, 2015	March 29, 2014
Net sales	$203,721	$199,222	$404,336	$392,778
Cost of sales	120,417	118,557	238,713	234,567
Gross profit	83,304	80,665	165,623	158,211
Operating expenses:
Research and development	21,024	20,413	40,197	41,350
Selling, general and administrative	39,482	39,296	77,623	79,187
Amortization of intangible assets	666	916	1,362	1,850
Total operating expenses	61,172	60,625	119,182	122,387
Income from operations	22,132	20,040	46,441	35,824
Other income (expense):
Interest and dividend income	161	58	257	117
Interest expense	(14)	(8)	(25)	(31)
Other—net	1,843	990	1,073	734
Total other income (expense), net	1,990	1,040	1,305	820
Income before income taxes	24,122	21,080	47,746	36,644
Provision for income taxes	5,709	5,773	11,903	9,634
Net income	$18,413	$15,307	$35,843	$27,010

Net income per share:
Basic	$0.75	$0.62	$1.44	$1.10
Diluted	$0.74	$0.61	$1.43	$1.08

Shares used in computation:
Basic	24,709	24,782	24,823	24,662
Diluted	24,891	25,044	25,042	24,980

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in thousands)

	Three Months Ended		Six Months Ended
	April 4, 2015	March 29, 2014	April 4, 2015	March 29, 2014

Net income	$18,413	$15,307	$35,843	$27,010
Other comprehensive income (loss): (1)
Translation adjustment, net of taxes (2)	(33,280)	2,867	(47,799)	4,015
Net gain on derivatives instruments, net of taxes (3)	175	—	550	—
Changes in unrealized gains (losses) on available-for-sale securities, net of taxes (4)	274	(6)	201	(17)
Other comprehensive income (loss), net of tax	(32,831)	2,861	(47,048)	3,998
Comprehensive income (loss)	$(14,418)	$18,168	$(11,205)	$31,008

(1)	Reclassification adjustments were not significant during the three and six months ended April 4, 2015 and March 29, 2014.

(2)
Tax benefit of $1,110 and $1,862 was provided on translation adjustments during the three and six months ended April 4, 2015, respectively. Tax expense of $153 and $1,339 was provided on translation adjustments during the three and six months ended March 29, 2014, respectively.

(3)	Tax expense of $102 and $319 was provided on net gains (losses) on derivative instruments during the three and six months ended April 4, 2015.

(4)	Tax expense (benefit) on changes in unrealized gains (losses) on available-for-sale securities was insignificant.

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except par value)

	April 4, 2015	September 27, 2014
ASSETS
Current assets:
Cash and cash equivalents	$115,081	$91,217
Short-term investments	229,353	227,058
Accounts receivable—net of allowances of $996 and $1,155, respectively	124,227	137,324
Inventories	153,659	170,483
Prepaid expenses and other assets	38,538	27,839
Deferred tax assets	23,832	27,134
Total current assets	684,690	681,055
Property and equipment, net	100,903	107,424
Goodwill	99,388	109,513
Intangible assets, net	23,896	31,666
Other assets	66,116	69,717
Total assets	$974,993	$999,375

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,949	$32,784
Income taxes payable	1,036	2,029
Other current liabilities	99,159	82,506
Total current liabilities	132,144	117,319
Other long-term liabilities	52,364	62,407
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, par value $.01 per share:
Authorized—500,000 shares
Outstanding—24,763 shares and 24,950 shares, respectively	246	248
Additional paid-in capital	166,085	184,042
Accumulated other comprehensive income (loss)	(12,366)	34,682
Retained earnings	636,520	600,677
Total stockholders’ equity	790,485	819,649
Total liabilities and stockholders’ equity	$974,993	$999,375

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended
	April 4, 2015	March 29, 2014
Cash flows from operating activities:
Net income	$35,843	$27,010
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,436	13,524
Amortization of intangible assets	4,216	4,879
Deferred income taxes	6,483	(2,078)
Stock-based compensation	9,172	9,540
Other non-cash (income) expense	384	(22)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	6,441	(1,574)
Inventories	6,114	(7,142)
Prepaid expenses and other assets	(13,921)	(8,139)
Other assets	582	(2,067)
Accounts payable	557	(2,070)
Income taxes payable/receivable	(9,871)	(4,474)
Other current liabilities	21,894	14,330
Other long-term liabilities	84	2,701
Net cash provided by operating activities	80,414	44,418

Cash flows from investing activities:
Purchases of property and equipment	(12,210)	(13,995)
Proceeds from dispositions of property and equipment	974	500
Purchases of available-for-sale securities	(177,704)	(89,900)
Proceeds from sales and maturities of available-for-sale securities	175,436	86,346
Net cash used in investing activities	(13,504)	(17,049)

Cash flows from financing activities:
Short-term borrowings	19,485	36,768
Repayments of short-term borrowings	(19,485)	(36,768)
Net change in capital lease obligations	—	(2)
Issuance of common stock under employee stock option and purchase plans	3,701	7,038
Repurchase of common stock	(25,009)	—
Net settlement of restricted common stock	(5,235)	(7,689)
Net cash used in financing activities	(26,543)	(653)
Effect of exchange rate changes on cash and cash equivalents	(16,503)	3,091
Net increase in cash and cash equivalents	23,864	29,807
Cash and cash equivalents, beginning of period	91,217	110,444
Cash and cash equivalents, end of period	$115,081	$140,251

Noncash investing and financing activities:
Unpaid property and equipment purchases	$828	$614

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements and notes thereto should be read in conjunction with the Coherent, Inc. (referred to herein as the “Company,” “we,” “our,” “us” or “Coherent”) condensed consolidated financial statements and notes thereto filed on Form 10-K for the fiscal year ended September 27, 2014. In the opinion of management, all adjustments necessary for a fair presentation of financial condition and results of operation as of and for the periods presented have been made and include only normal recurring adjustments. Interim results of operations are not necessarily indicative of results to be expected for the year or any other interim periods. Our fiscal year ends on the Saturday closest to September 30 and our second fiscal quarters include 14 and 13 weeks of operations in fiscal 2015 and 2014, respectively. Fiscal year 2015 includes 53 weeks and fiscal year 2014 includes 52 weeks.

2.    RECENT ACCOUNTING STANDARDS

Adoption of New Accounting Pronouncements

In July 2013, the FASB issued amended guidance that resolves the diversity in practice for the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This new accounting guidance requires the netting of unrecognized tax benefits ("UTBs") against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. Under the new standard, UTBs will be netted against all available same-jurisdiction losses or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs. The standard requires prospective adoption but allows retrospective adoption for all periods presented. In the first quarter of fiscal year 2015, we adopted the FASB’s amended guidance prospectively in accordance with the standard. As a result of this adoption, both long-term income taxes payable and noncurrent deferred tax assets decreased by approximately $7.9 million on our condensed consolidated balance sheet.

Recently Issued Accounting Pronouncement

In May 2014, the FASB amended the Accounting Standards Codification and created a new Topic 606, Revenue from Contracts with Customers. The new guidance establishes a single comprehensive contract-based model for entities to use in accounting for revenue arising from contracts with customers. The new model significantly changes existing GAAP, requires substantial judgment in its application, and will generally require companies to make more disclosures about revenue. The core principle of the amendment is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new standard provides for two alternative implementation methods. The first is to apply the new standard retrospectively to each prior reporting period presented. This method does allow the use of certain practical expedients. The second method is to apply the new standard retrospectively in the year of initial adoption and record a cumulative effect adjustment for the impact of adjusting contracts open at the date of adoption. Under this transition method, we would apply this guidance retrospectively only to contracts that are not completed contracts at the date of initial application. We would then recognize the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings. This method also requires us to disclose comparative information for the year of adoption. We will adopt the FASB’s amended guidance for our fiscal year beginning October 1, 2017; early adoption is not permitted. However, in April 2015, the FASB tentatively proposed a one-year deferral of the effective date. If the proposed deferral is approved, the new standard will become effective for our fiscal year beginning September 30, 2018.

We are currently evaluating the new guidance and have not determined the impact this standard may have on our financial statements nor have we decided upon the method of adoption.

3.     FAIR VALUES

We have not changed our valuation techniques in measuring the fair value of any financial assets and liabilities during the period. We recognize transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers between levels during the periods presented. As of April 4, 2015 and September 27, 2014, we did not have any assets or liabilities valued based on Level 3 valuations.

Financial assets and liabilities measured at fair value as of April 4, 2015 and September 27, 2014 are summarized below (in thousands):

	Aggregate Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Aggregate Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	April 4, 2015			September 27, 2014
		(Level 1)	(Level 2)		(Level 1)	(Level 2)
Assets:
Cash equivalents:
Money market fund deposits	$8,315	$8,315	$—	$5,975	$5,975	$—
Certificates of deposit	17,600	—	17,600	12,084	—	12,084
Commercial paper (1)	9,297	—	9,297	1,400	—	1,400
Short-term investments:
U.S. Treasury and agency obligations (1)	155,539	—	155,539	150,088	—	150,088
Corporate notes and obligations (1)	41,261	—	41,261	52,987	—	52,987
Commercial paper (1)	16,985	—	16,985	23,983	—	23,983
Equity securities (1)	15,568	—	15,568	—	—	—
Prepaid and other assets:
Foreign currency contracts (2)	331	—	331	366	—	366
Mutual funds — Deferred comp and supplemental plan (3)	14,040	14,040	—	15,000	15,000	—
Total	$278,936	$22,355	$256,581	$261,883	$20,975	$240,908

Liabilities:
Other current liabilities:
Foreign currency contracts (2)	$(2,437)	$—	$(2,437)	$(2,196)	$—	$(2,196)
Total	$276,499	$22,355	$254,144	$259,687	$20,975	$238,712

 ___________________________________________________

(1)
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

(2)
The principal market in which we execute our foreign currency contracts is the institutional market in an over-the-counter environment with a relatively high level of price transparency. The market participants usually are large commercial banks. Our foreign currency contracts’ valuation inputs are based on quoted prices and quoted pricing intervals from public data sources and do not involve management judgment. At September 27, 2014, prepaid expenses and other assets include $303 non-designated forward contracts and $63 foreign currency contracts designated for cash flow hedges, respectively; other current liabilities include $1,246 non-designated forward contracts and $950 cash flow contracts, respectively. At April 4, 2015, prepaid expenses and other assets include $331 non-designated forward contracts and zero cash flow contracts, respectively; other current liabilities include $2,400 non-designated forward contracts and $37 cash flow contracts, respectively. See Note 5, "Derivative Instruments and Hedging Activities".

(3)
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

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	April 4, 2015
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$115,081	$—	$—	$115,081

Short-term investments:
Available-for-sale securities:
Commercial paper	$16,985	$—	$—	$16,985
U.S. Treasury and agency obligations	154,648	908	(17)	155,539
Corporate notes and obligations	41,122	177	(38)	41,261
Equity Securities	15,299	269	—	15,568
Total short-term investments	$228,054	$1,354	$(55)	$229,353

	September 27, 2014
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$91,217	$—	$—	$91,217

Short-term investments:
Available-for-sale securities:
Commercial paper	$23,983	$—	$—	$23,983
U.S. Treasury and agency obligations	149,260	831	(3)	150,088
Corporate notes and obligations	52,834	195	(42)	52,987
Total short-term investments	$226,077	$1,026	$(45)	$227,058

None of the unrealized losses as of April 4, 2015 or September 27, 2014 were considered to be other-than-temporary impairments.

The amortized cost and estimated fair value of available-for-sale investments in debt securities as of April 4, 2015 and September 27, 2014 classified as short-term investments on our condensed consolidated balance sheet were as follows (in thousands):

	April 4, 2015		September 27, 2014
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Investments in available-for-sale debt securities due in less than one year	$168,338	$169,230	$178,329	$179,223
Investments in available-for-sale debt securities due in one to five years (1)	$44,417	$44,555	$47,748	$47,835

(1) Classified as short-term investments because these securities are highly liquid and can be sold at any time.

During the three and six months ended April 4, 2015, we received proceeds totaling $48.3 million and $77.8 million, respectively, from the sale of available-for-sale securities and realized gross gains of less than $0.1 million and $0.1 million, respectively. During the three and six months ended March 29, 2014, we received proceeds totaling $7.0 million and $14.1 million, respectively, from the sale of available-for-sale securities and realized gross gains of less than $0.1 million and $0.1 million, respectively.

5.     DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We maintain operations in various countries outside of the United States and have foreign subsidiaries that manufacture and sell our products in various global markets. The majority of our sales are transacted in U.S. dollars. However, we do generate revenues in other currencies, primarily the Euro, Japanese Yen (JPY), Korean Won and Chinese Renminbi (RMB). As a result, our earnings, cash flows and cash balances are exposed to fluctuations in foreign currency exchange rates. We attempt to limit these exposures through financial market instruments. We utilize derivative instruments, primarily forward contracts with maturities of two months or less, to manage our exposure associated with anticipated cash flows and net asset and liability positions denominated in foreign currencies. Gains and losses on the forward contracts are mitigated by gains and losses on the underlying instruments. We do not use derivative financial instruments for speculative or trading purposes. The credit risk amounts represent the Company’s gross exposure to potential accounting loss on derivative instruments that are outstanding or unsettled if all counterparties failed to perform according to the terms of the contract, based on then-current currency or interest rates at each respective date.

For derivative instruments that are not designated as hedging instruments, gains and losses are recognized in other income (expense).

Non-Designated Derivatives
The outstanding notional contract and fair value asset (liability) amounts of non-designated hedge contracts, with maximum maturity of four months, are as follows (in thousands):

	U.S. Notional Contract Value		U.S. Fair Value
	April 4, 2015	September 27, 2014	April 4, 2015	September 27, 2014
Euro currency hedge contracts
Purchase	$34,449	$31,926	$(1,663)	$(1,153)

Japanese YEN currency hedge contracts
Purchase	$6,763	$471	$124	$(3)
Sell	$(18,373)	$(15,084)	$(651)	$169

Korean Won currency hedge contracts
Purchase	$886	$—	$26	$—
Sell	$(9,711)	$(2,991)	$(68)	$72

Chinese RMB currency hedge contracts
Purchase	$431	$—	$—	$—
Sell	$(9,202)	$(15,678)	$(17)	$(56)

Other foreign currency hedge contracts
Purchase	$3,035	$1,899	$50	$(35)
Sell	$(6,529)	$(3,515)	$130	$63

Designated Derivatives
Cash flow hedges related to anticipated transactions are designated and documented at the inception of the hedge when we enter into contracts for specific future transactions. Cash flow hedges are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of Other Comprehensive Income ("OCI") in stockholder's equity and is reclassified into earnings when the underlying transaction affects earnings. The majority of the after-tax net income or loss related to derivative instruments included in OCI at April 4, 2015 is expected to be reclassified into earnings within 12 months. Changes in the fair value of currency forward contracts due to changes in time value are excluded from the assessment of effectiveness and recognized in other income (expense) as incurred. We classify the cash flows from the foreign exchange forward contracts that are accounted for as cash flow hedges in the same section as the underlying item, primarily within cash flows from operating activities since we do not designate our cash flow hedges as investing or financing activities.
The outstanding notional contract and fair value asset (liability) amounts of designated cash flow hedge contracts, with maximum maturity of thirteen months, are as follows (in thousands):

	U.S. Notional Contract Value		U.S. Fair Value
	April 4, 2015	September 27, 2014	April 4, 2015	September 27, 2014
Euro currency hedge contracts
Purchase	$—	$11,149	$—	$(950)

Japanese Yen currency hedge contracts
Sell	$(2,875)	$(12,091)	$(37)	$63

We have entered into certain derivative forward contracts to sell Japanese Yen and buy Euro to hedge revenue exposures related to our photonics-based solutions in Asia. In order to facilitate the hedge, we transact with counterparties in the U.S. directly and then allocate the hedge contracts to our affiliates through a back-to-back relationship with our German subsidiary. The German subsidiary designates these hedge contracts as cash flow hedges under ASC 815.

The fair value of our derivative instruments is included in prepaid expenses and other assets and in other current liabilities in our Condensed Consolidated Balance Sheets (see Note 3); such amounts were not material as of April 4, 2015 and September 27, 2014.

	Location in financial statements	Three Months Ended		Six Months Ended
		April 4, 2015	March 29, 2014	April 4, 2015	March 29, 2014
Derivatives designated as hedging instruments
Gains(losses) in AOCI on derivatives (effective portion), after tax	AOCI	$175	$—	$550	$—
Gains(losses) reclassified from AOCI into income (effective portion)	Cost of sales	$(1,106)	$—	$(1,720)	$—
Gains(losses) reclassified from AOCI into income (effective portion)	Revenue	$(92)	$—	$208	$—
Gains(losses) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Other income(expense)	$(77)	$—	$(112)	$—
Derivatives not designated as hedging instruments
Gains(losses) recognized in income	Other income(expense)	$(5,413)	$197	$(6,125)	$159

During the three and six months ended April 4, 2015 we recognized a loss of $0.1 million in other income (expense) as ineffectiveness related to a portion of an anticipated hedged transaction that failed to occur within the original hedge period plus two months. The remainder of the hedged transaction occurred as expected and effective amounts were recognized in revenue as disclosed in the above table.

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

Offsetting of Financial Assets/Liabilities under Master Netting Agreements with Derivative Counterparties as of April 4, 2015 and September 27, 2014 (in thousands):

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Derivative Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Derivative Assets Presented in the Condensed Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Received	Net Amounts
As of April 4, 2015:
Foreign exchange contracts	$331	$—	$331	$(316)	$—	$15
As of September 27, 2014:
Foreign exchange contracts	$367	$—	$367	$(367)	$—	$—
(1) The balances at April 4, 2015 and September 27, 2014 were related to derivative liabilities which are allowed to be net settled against derivative assets in accordance with the master netting agreements.

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Derivative Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Derivative Liabilities Presented in the Condensed Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Paid	Net Amounts
As of April 4, 2015:
Foreign exchange contracts	$(2,437)	$—	$(2,437)	$316	$—	$(2,121)
As of September 27, 2014:
Foreign exchange contracts	$(2,197)	$—	$(2,197)	$367	$—	$(1,830)
(1) The balances at April 4, 2015 and September 27, 2014 were related to derivative assets which are allowed to be net settled against derivative liabilities in accordance with the master netting agreements.

6.    GOODWILL AND INTANGIBLE ASSETS

During the six months ended April 4, 2015, we noted no indications of impairment or triggering events to cause us to review goodwill for potential impairment. We will conduct our annual goodwill testing during the fourth fiscal quarter.

The changes in the carrying amount of goodwill by segment for the period from September 27, 2014 to April 4, 2015 are as follows (in thousands):

	Specialty Lasers and Systems	Commercial Lasers and Components	Total
Balance as of September 27, 2014	$103,150	$6,363	$109,513
Translation adjustments and other	(10,125)	—	(10,125)
Balance as of April 4, 2015	$93,025	$6,363	$99,388

Components of our amortizable intangible assets are as follows (in thousands):

	April 4, 2015			September 27, 2014
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Existing technology	$76,104	$(58,320)	$17,784	$81,551	$(57,827)	$23,724
Customer lists	15,154	(9,463)	5,691	16,632	(9,199)	7,433
Trade name	392	(337)	55	431	(346)	85
In-process research & development	366	—	366	424	—	424
Total	$92,016	$(68,120)	$23,896	$99,038	$(67,372)	$31,666

For accounting purposes, when an intangible asset is fully amortized, it is removed from the disclosure schedule.

Amortization expense for intangible assets for the six months ended April 4, 2015 and March 29, 2014 was $4.2 million and $4.9 million, respectively, which includes $3.3 million and $3.8 million, respectively, for amortization of existing technology. The change in the accumulated amortization also includes $3.5 million of foreign exchange impact for the six months ended April 4, 2015.

At April 4, 2015, estimated amortization expense for the remainder of fiscal 2015, the next five succeeding fiscal years and all fiscal years thereafter are as follows (in thousands):

Estimated Amortization Expense
2015 (remainder)	$3,931
2016	7,484
2017	6,359
2018	3,745
2019	2,036
2020	131
Thereafter	210
Total	$23,896

7.     BALANCE SHEET DETAILS

Inventories consist of the following (in thousands):

	April 4, 2015	September 27, 2014
Purchased parts and assemblies	$48,440	$51,091
Work-in-process	59,567	70,486
Finished goods	45,652	48,906
Total inventories	$153,659	$170,483

Prepaid expenses and other assets consist of the following (in thousands):

	April 4, 2015	September 27, 2014
Prepaid and refundable income taxes	$8,965	$11,001
Other taxes receivable	15,892	5,184
Prepaid expenses and other	13,681	11,654
Total prepaid expenses and other assets	$38,538	$27,839

Other assets consist of the following (in thousands):

	April 4, 2015	September 27, 2014
Assets related to deferred compensation arrangements	$26,039	$26,484
Deferred tax assets	34,526	37,616
Other assets	5,551	5,617
Total other assets	$66,116	$69,717

Other current liabilities consist of the following (in thousands):

	April 4, 2015	September 27, 2014
Accrued payroll and benefits	$35,269	$29,228
Deferred income	16,256	15,536
Warranty reserve	15,941	16,961
Accrued expenses and other	12,100	13,410
Other taxes payable	16,334	5,036
Customer deposits	3,259	2,335
Total other current liabilities	$99,159	$82,506

Components of the reserve for warranty costs during the first six months of fiscal 2015 and 2014 were as follows (in thousands):

	Six Months Ended
	April 4, 2015	March 29, 2014
Beginning balance	$16,961	$18,508
Additions related to current period sales	11,618	12,434
Warranty costs incurred in the current period	(10,822)	(12,713)
Adjustments to accruals related to foreign exchange and other	(1,816)	(248)
Ending balance	$15,941	$17,981

Other long-term liabilities consist of the following (in thousands):

	April 4, 2015	September 27, 2014
Long-term taxes payable	$7,725	$15,776
Deferred compensation	27,578	27,858
Deferred tax liabilities	5,277	6,511
Deferred income	3,010	3,448
Asset retirement obligations liability	2,124	2,222
Other long-term liabilities	6,650	6,592
Total other long-term liabilities	$52,364	$62,407

8.     SHORT-TERM BORROWINGS

We have several lines of credit which allow us to borrow in the applicable local currency. We have a total of $7.8 million of unsecured foreign lines of credit as of April 4, 2015.  At April 4, 2015, we had used $2.8 million of these available foreign lines of credit as guarantees. These credit facilities were used in Europe, Japan and China during the second fiscal quarter of 2015.  In addition, our domestic line of credit consists of a $50.0 million unsecured revolving credit account with Union Bank of California. The agreement will expire on May 31, 2017. The line of credit is subject to covenants related to financial ratios and tangible net worth with which we are currently in compliance.  No amounts have been drawn upon our domestic line of credit as of April 4, 2015.

9.  STOCK-BASED COMPENSATION

Fair Value of Stock Compensation

We recognize compensation expense for all share based payment awards based on the fair value of such awards. The expense is recognized on a straight-line basis over the respective requisite service period of the awards.

Determining Fair Value

The fair values of shares purchased under the Employee Stock Purchase Plan (“ESPP”) for the three and six months ended April 4, 2015 and March 29, 2014, respectively, were estimated using the following weighted-average assumptions:

	Employee Stock Purchase Plan
	Three Months Ended		Six Months Ended
	April 4, 2015	March 29, 2014	April 4, 2015	March 29, 2014
Expected life in years	0.5	0.5	0.5	0.5
Expected volatility	24.8%	22.8%	24.8%	23.7%
Risk-free interest rate	0.1%	0.1%	0.1%	0.1%
Expected dividend yield	—%	—%	—%	—%
Weighted average fair value per share	$14.26	$13.89	$14.11	$13.69

There were no stock options granted during the three and six months ended April 4, 2015 and March 29, 2014.

We grant market-based performance restricted stock unit award grants to officers and certain employees. The performance stock unit agreements provide for the award of performance stock units with each unit representing the right to receive one share of our common stock to be issued after the applicable award vesting period. The final number of units awarded, if any, for these performance grants will be determined as of the vesting dates, based upon our total shareholder return over the performance period compared to the Russell 2000 Index and could range from no units to a maximum of twice the initial award units. The weighted average fair value for these performance units was determined using a Monte Carlo simulation model incorporating the following weighted average assumptions:

	Six Months Ended
	April 4, 2015	March 29, 2014
Risk-free interest rate	0.96%	0.62%
Volatility	28.7%	36.9%
Weighted average fair value	$70.57	$77.10

We recognize the estimated cost of these awards, as determined under the simulation model, over the related service period, with no adjustment in future periods based upon the actual shareholder return over the performance period.

Stock-Based Compensation Expense

The following table shows total stock-based compensation expense and related tax benefits included in the condensed consolidated statements of operations for the three and six months ended April 4, 2015 and March 29, 2014 (in thousands):

	Three Months Ended		Six Months Ended
	April 4, 2015	March 29, 2014	April 4, 2015	March 29, 2014
Cost of sales	$676	$648	$1,273	$1,186
Research and development	556	500	886	1,022
Selling, general and administrative	3,550	3,524	7,013	7,332
Income tax benefit	(1,303)	(1,326)	(1,733)	(2,665)
	$3,479	$3,346	$7,439	$6,875

During the three and six months ended April 4, 2015, $0.7 million and $1.4 million was capitalized into inventory for all stock plans, $0.7 million and $1.3 million was amortized to cost of sales and $0.8 million remained in inventory at April 4, 2015. During the three and six months ended March 29, 2014, $0.6 million and $1.3 million was capitalized into inventory for all stock plans, $0.6 million and $1.2 million was amortized to cost of sales and $0.7 million remained in inventory at March 29, 2014.

At April 4, 2015, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock plans but not yet recognized was approximately $27.0 million, net of estimated forfeitures of $0.8 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 1.6 years and will be adjusted for subsequent changes in estimated forfeitures.

At April 4, 2015, total compensation cost related to options to purchase common shares under the ESPP but not yet vested was approximately $0.1 million, which will be recognized over the six month offering period.

Stock Awards Activity

The following table summarizes the activity of our time based and market- performance based restricted stock units for the first six months of fiscal 2015 (in thousands, except per share amounts):

	Time Based Restricted Stock Units		Market-Based Performance Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested stock units at September 27, 2014	390	$58.66	230	$61.46
Granted	235	64.88	51	70.57
Vested(1)	(216)	53.59	(39)	53.46
Forfeited	(5)	59.38	(43)	53.46
Nonvested stock at April 4, 2015	404	$65.00	199	$67.09

__________________________________________
(1)Service-based restricted stock vested during each fiscal year. Performance-based awards and units included at 100% of target goal; under the terms of the awards, the recipient may earn between 0% and 200% of the award.

10.      COMMITMENTS AND CONTINGENCIES

We are subject to legal claims and litigation arising in the ordinary course of business, such as product liability, employment or intellectual property claims, including, but not limited to, the matters described below. On May 14, 2013, IMRA America (“Imra”) filed a complaint for patent infringement against two of our subsidiaries in the Regional Court of Düsseldorf, Germany, captioned In re IMRA America Inc. versus Coherent Kaiserslautern GmbH et. al. 4b O 38/13. The complaint alleges that the use of certain of the Company’s lasers infringes upon EP Patent No. 754,103, entitled “Method For Controlling Configuration of Laser Induced Breakdown and Ablation,” issued November 5, 1997. The patent is owned by the University of Michigan and licensed to Imra. The complaint seeks unspecified compensatory damages, the cost of court proceedings and seeks to permanently enjoin the Company from infringing the patent in the future. The referenced patent has since expired. Management has made an accrual of the amount which is reasonably estimable and probable with respect to this matter and has determined, based on its current knowledge, that the amount or range of reasonably possible losses in excess of the amounts already accrued is not reasonably estimable. Although we do not expect that such legal claims and litigation will ultimately have a material adverse effect on our condensed consolidated financial position, results of operations or cash flows, an adverse result in one or more matters could negatively affect our results in the period in which they occur.
The United States and many foreign governments impose tariffs and duties on the import and export of certain products we sell.  From time to time our duty calculations and payments are audited by government agencies.  We are currently under audit in South Korea for customs duties and value added tax for the period March 2009 to March 2014.  At this time, management has not made an accrual of an amount related to this matter. Although we do not expect that the audit will ultimately have a material adverse effect on our condensed consolidated financial position, results of operations or cash flows, an adverse result in this matter could negatively affect our results in the period in which they occur.

11. STOCK REPURCHASE

On July 25, 2014, the Board of Directors authorized a buyback program whereby we were authorized to repurchase up to $25.0 million of our common stock from time to time through July 31, 2015. During the first quarter of fiscal 2015, we repurchased and retired 300,441shares of outstanding common stock at an average price of $57.55 per share for a total of $17.3 million, excluding expenses. During the second quarter of fiscal 2015, we repurchased and retired 133,673 shares of outstanding common stock under this plan at an average price of $57.66 per share for a total of $7.7 million, completing the repurchase program.

On January 21, 2015, our Board of Directors authorized an additional stock repurchase program to repurchase up to $25.0 million of our outstanding common stock from time to time through January 31, 2016. No repurchases have been made under this program as of April 4, 2015.

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

The following table presents information necessary to calculate basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	April 4, 2015	March 29, 2014	April 4, 2015	March 29, 2014
Weighted average shares outstanding —basic	24,709	24,782	24,823	24,662
Dilutive effect of employee stock awards	182	262	219	318
Weighted average shares outstanding—diluted	24,891	25,044	25,042	24,980

Net income	$18,413	$15,307	$35,843	$27,010

Net income per basic share	$0.75	$0.62	$1.44	$1.10
Net income per diluted share	$0.74	$0.61	$1.43	$1.08

A total of 1,333 and 41,559 potentially dilutive securities have been excluded from the diluted share calculation for the three and six months ended April 4, 2015 as their effect was anti-dilutive. A total of zero and 40,738 potentially dilutive securities have been excluded from the diluted share calculation for the three and six months ended March 29, 2014 as their effect was anti-dilutive.

13.  OTHER INCOME (EXPENSE)

Other income (expense) is as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 4, 2015	March 29, 2014	April 4, 2015	March 29, 2014
Foreign exchange gain (loss)	$1,080	$(388)	$(81)	$(2,512)
Gain on deferred compensation investments, net	671	1,291	1,055	3,167
Other	92	87	99	79
Other - net	$1,843	$990	$1,073	$734

14.  INCOME TAXES

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to us and our subsidiaries, adjusted for items which are considered discrete to the period. Our effective tax rates for the three and six months ended April 4, 2015 were 23.7% and 24.9%, respectively. Our effective tax rates for the three and six months ended April 4, 2015 were lower than the statutory rate of 35% primarily due to differences related to the benefit of income subject to foreign tax rates that are lower than U.S. statutory tax rates including South Korea and Singapore tax exemptions, the benefit of foreign tax credits and the benefit of the federal research and development tax credits including renewal of the federal research and development tax credits for fiscal 2014. These amounts are partially offset by deemed dividend inclusions under the Subpart F tax rules, stock-based compensation not deductible for tax purposes and limitations on the deductibility of compensation under IRC Section 162(m).

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

The Tax Increase Prevention Act of 2014 (“the Act”), was enacted on December 19, 2014. Under the Act, the federal research and development tax credit was retroactively extended for amounts paid or incurred after December 31, 2013 through December 31, 2014. The effects of the change in the tax law are recognized in our first quarter of fiscal 2015, which is the quarter that the law was enacted. Accordingly, prior year research and development tax credits of approximately $1.3 million less appropriate reserves were recognized in the first quarter of fiscal 2015.

15.  SEGMENT INFORMATION

The following table provides net sales and income from operations for our operating segments and a reconciliation of our total income from operations to net income (in thousands):

	Three Months Ended		Six Months Ended
	April 4, 2015	March 29, 2014	April 4, 2015	March 29, 2014
Net sales:
Specialty Laser Systems	$140,016	$143,795	$285,107	$280,618
Commercial Lasers and Components	63,705	55,427	119,229	112,160
Total net sales	$203,721	$199,222	$404,336	$392,778

Income(expense) from operations:
Specialty Laser Systems	$32,078	$31,117	$66,632	$59,749
Commercial Lasers and Components	2,279	(129)	2,982	177
Corporate and other	(12,225)	(10,948)	(23,173)	(24,102)
Total income from operations	$22,132	$20,040	$46,441	$35,824
Total other income, net	1,990	1,040	1,305	820
Income before income taxes	24,122	21,080	47,746	36,644
Provision for income taxes	5,709	5,773	11,903	9,634
Net Income	$18,413	$15,307	$35,843	$27,010

Major Customers

We had one major customer during the three and six months ended April 4, 2015 who accounted for 17.4% and 18.0%, respectively, of consolidated revenue. This same customer accounted for 11.5% and 12.6%, respectively, of consolidated revenue for the three and six months ended March 29, 2014. The customer purchased primarily from our SLS segment.

We had one major customer who accounted for 15.7% and 15.2% of accounts receivable at April 4, 2015 and September 27, 2014, respectively. There was one additional major customer who accounted for 11.6% of accounts receivable at September 27, 2014. Both customers purchased primarily from our SLS segment.

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

Income from operations is the measure of profit and loss that our chief operating decision maker (“CODM”) uses to assess performance and make decisions. Income from operations represents the sales less the cost of sales and direct operating expenses incurred within the operating segments as well as allocated expenses such as shared sales and manufacturing costs. We do not allocate to our operating segments certain operating expenses, which we manage separately at the corporate level. These unallocated costs include stock-based compensation and corporate functions (certain advanced research and development, management, finance, legal and human resources) and are included in Corporate and other. Management does not consider unallocated Corporate and other costs in its measurement of segment performance.

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

	Three Months Ended
	April 4, 2015	March 29, 2014	Change	% Change
	(Dollars in thousands)

Bookings	$220,552	$261,837	$(41,285)	(15.8)%
Book-to-bill ratio	1.08	1.31	(0.2)	(17.6)%
Net sales—Specialty Lasers and Systems	$140,016	$143,795	$(3,779)	(2.6)%
Net sales—Commercial Lasers and Components	$63,705	$55,427	$8,278	14.9%
Gross profit as a percentage of net sales— Specialty Lasers and Systems	44.2%	43.5%	0.7%	1.6%
Gross profit as a percentage of net sales—Commercial Lasers and Components	34.7%	33.9%	0.8%	2.4%
Research and development as a percentage of net sales	10.3%	10.2%	0.1%	1.0%
Income before income taxes	$24,122	$21,080	$3,042	14.4%
Net cash provided by operating activities	$49,363	$15,742	$33,621	213.6%
Days sales outstanding in receivables	54.9	62.1	(7.2)	(11.6)%
Annualized second quarter inventory turns	3.1	2.7	0.4	14.8%
Capital spending as a percentage of net sales	3.5%	3.6%	(0.1)%	(2.8)%
Net income as a percentage of net sales	9.0%	7.7%	1.3%	16.9%
Adjusted EBITDA as a percentage of net sales	17.6%	17.7%	(0.1)%	(0.6)%

	Six Months Ended
	April 4, 2015	March 29, 2014	Change	% Change
	(Dollars in thousands)

Bookings	$383,076	$463,299	$(80,223)	(17.3)%
Book-to-bill ratio	0.95	1.18	(0.23)	(19.5)%
Net sales—Specialty Lasers and Systems	$285,107	$280,618	$4,489	1.6%
Net sales—Commercial Lasers and Components	$119,229	$112,160	$7,069	6.3%
Gross profit as a percentage of net sales— Specialty Lasers and Systems	44.1%	43.3%	0.8%	1.8%
Gross profit as a percentage of net sales—Commercial Lasers and Components	34.7%	34.0%	0.7%	2.1%
Research and development as a percentage of net sales	10.0%	10.5%	(0.5)%	(4.8)%
Income before income taxes	$47,746	$36,644	$11,102	30.3%
Net cash provided by operating activities	$80,414	$44,418	$35,996	81.0%
Capital spending as a percentage of net sales	3.0%	3.6%	(0.6)%	(16.7)%
Net income as a percentage of net sales	8.9%	6.9%	2.0%	29.0%
Adjusted EBITDA as a percentage of net sales	18.2%	17.0%	1.2%	7.1%

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

The book-to-bill ratio is calculated as quarterly bookings divided by quarterly net sales. This is an indication of the strength of our business but can sometimes be impacted by a single large order or a single large shipment. A ratio of greater than 1.0 indicates that demand for our products is greater than what we supply in the quarter whereas a ratio of less than 1.0 indicates that demand for our products is less than what we supply in the quarter.

Bookings decreased 15.8% in the second quarter of fiscal 2015 compared to the same quarter one year ago, led by a significant decrease in the microelectronics market. Compared to the first quarter of fiscal 2015, bookings increased 35.7% with increases in the microelectronics, OEM components and instrumentation and materials processing markets partially offset by a decrease in the scientific and government programs market. The book-to-bill ratio was 1.08 in the second quarter of fiscal 2015.

Microelectronics

Microelectronics bookings decreased 39% compared to the same quarter one year ago and increased 46% from bookings in the first quarter of fiscal 2015. The book-to-bill ratio for the second quarter of fiscal 2015 was 1.04.

Flat panel display orders in the second quarter of fiscal 2015 decreased 52% from orders in the second quarter of fiscal 2014, primarily due to the timing of order placement by customers as we had record bookings in the second quarter of fiscal 2014, driven by the receipt of a large order from one customer for excimer laser annealing systems for LTPS processing. Flat panel display orders increased 152% from orders in the first quarter of fiscal 2015 due to higher systems bookings as well as higher service bookings. We expect continued fluctuations in order volumes on a quarterly basis. The drivers for the flat panel display industry are unchanged and include higher smartphone share, larger screen sizes, lower display unit costs and the emergence of flexible displays. We believe these factors favor larger format annealing systems in excess of one meter. In addition, flexible displays have enabled wearable devices and may be poised for a role in automotive applications, such as in digital instrument panels. We shipped the first Triple Vyper™ Linebeam 1500 system in the first quarter of fiscal 2015 and the second system in the second quarter of fiscal 2015. Our customer has recently requested that we ship the remaining unit from the order as originally scheduled during the fourth fiscal quarter.

Orders in the advanced packaging (API) market increased 27% from orders in the second quarter of fiscal 2014 and increased 3% from orders in the first quarter of fiscal 2015.

Via drilling demand improved during the second quarter of fiscal 2015 including multiple volume orders for the Diamond J-Series J5v, CO2 technology that offers users unique performance and design attributes that support high throughput and lower total tool cost. We are optimistic that the J5v will drive a series of new opportunities over the coming quarters for 60+ micron hole sizes. The push for further package miniaturization may lead to hole sizes as small as 25 microns and current CO2 technology will have to be augmented with other laser sources to cover the combination of hole sizes and substrate materials contemplated by electronics manufacturers. We have been working with customers to explore possible solutions with several existing and future products.

Orders from semiconductor capital equipment OEMs increased 14% from the second quarter of fiscal 2014 and decreased 21% from the first quarter of fiscal 2015. The semiconductor market is generating strong service revenue, which is consistent with current utilization rates. By contrast, capital equipment investments have slowed despite continued growth in bit and device output due, in part, to yield and process enhancements. The near-term outlook is likely to remain sluggish given recent capital equipment expenditure reduction announcements by TSMC and Intel, which may limit growth within our microelectronics business for the remainder of fiscal 2015.

Micro materials processing is very project driven and fluctuates from quarter to quarter. It remains a small portion of our microelectronics market total.

Materials Processing

Materials processing orders increased 15% compared to the same quarter one year ago and increased 32% from the first quarter of fiscal 2015. The book-to-bill ratio for the second quarter of fiscal 2015 was 1.08. Several applications contributed to increased second quarter bookings, including an increase in laser marking demand that fueled orders for CO2, short-pulse and diode lasers. The CO2 and short-pulse lasers are used directly while the diode lasers are used as OEM pump lasers. Orders for high-power Diamond™ E-1000 CO2 lasers for use in the converting and cutting of organics came in strong during this quarter and several other similarly sized opportunities are in the pipeline. We also booked a low seven-figure order for additive manufacturing using CO2 lasers. Additive manufacturing draws on a wide range of solutions from us that includes UV and direct diode lasers. We are scheduled to release our next generation fiber laser platform at Lasers Munich in late June and we believe the combination of enhanced performance, packaging and serviceability will enable us to be more competitive in the fiber laser space.

OEM Components and Instrumentation

Record OEM Components and Instrumentation orders increased 51% compared to the same quarter one year ago and increased 81% from the first quarter of fiscal 2015. The book-to-bill ratio for the second quarter of fiscal 2015 was 1.30.

Instrumentation orders increased 53% compared to the same quarter one year ago and 37% compared to the first quarter of fiscal 2015. Multiple flow cytometry customers placed orders to cover longer-term demand, suggesting growing confidence in their business prospects. The microscopy and DNA sequencing submarkets were in-line with our expectations.

Orders for medical OEM products were 52% higher in the second quarter of fiscal 2015 compared to the same quarter one year ago and 216% higher than orders in the first quarter of fiscal 2015. Medical OEM bookings were very strong. Non-LASIK, ophthalmic demand was robust with key orders for cataract and photocoagulation products. Demand for dental lasers was also strong as the procedure is gaining adoption. Aesthetic products continue to benefit from a growing home treatment market throughout the U.S., Europe and parts of Asia and orders for these products were up significantly during the second quarter.

Scientific and Government Programs

Scientific and government programs orders increased 6% compared to the same quarter one year ago and seasonally decreased 24% from the first quarter of fiscal 2015. The book-to-bill for the second quarter of fiscal 2015 was 0.92.

Demand for ultrafast amplifiers used in chemistry and physics research continued to improve during the second quarter of fiscal 2015 compared to the same period one year ago, with much of the improvement driven by our Astrella™ product line. Within biological imaging, the Chameleon Discovery™ is being well received given its industry leading performance, which is applicable to traditional reagent-based imaging as well as CARS microscopy. CARS, which is an acronym for "coherent anti-

Stokes Raman spectroscopy", is a reagent or label-free imaging technique that has applicability in several areas including cancer detection. Regionally, Asia bookings were strong with contributions from South Korea, China and India; Japan also showed improving orders. The U.S. and Europe were lower on a sequential basis with the change in the U.S. mostly related to the timing of orders.

Net Sales

Net sales include sales of lasers, laser tools, related accessories and service. Net sales for the second fiscal quarter decreased 2.6% in our SLS segment from the same quarter one year ago and increased 14.9% in our CLC segment from the same quarter one year ago. Net sales for the first six months increased 1.6% in our SLS segment from the same period one year ago and increased 6.3% in our CLC segment from the same period one year ago. For a description of the reasons for changes in net sales refer to the “Results of Operations” section of this quarterly report.

Gross Profit as a Percentage of Net Sales

Gross profit as a percentage of net sales (“gross profit percentage”) is calculated as gross profit for the period divided by net sales for the period.  Gross profit percentage in the second quarter increased from 43.5% to 44.2% in our SLS segment and increased from 33.9% to 34.7% in our CLC segment from the same quarter one year ago. Gross profit percentage in the first six months increased from 43.3% to 44.1% in our SLS segment and increased from 34.0% to 34.7% in our CLC segment from the same period one year ago. For a description of the reasons for changes in gross profit refer to the “Results of Operations” section of this quarterly report.

Research and Development as a Percentage of Net Sales

Research and development as a percentage of net sales (“R&D percentage”) is calculated as research and development expense for the period divided by net sales for the period.  Management considers R&D percentage to be an important indicator in managing our business as investing in new technologies is a key to future growth.  R&D percentage increased to 10.3% from 10.2% in our second fiscal quarter and decreased to 10.0% from 10.5% for the first six months of fiscal 2015 compared to the same periods one year ago.  For a description of the reasons for changes in R&D spending refer to the “Results of Operations” section of this quarterly report.

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

Days Sales Outstanding in Receivables

We calculate days sales outstanding (“DSO”) in receivables as net receivables at the end of the period divided by net sales during the period and then multiplied by the number of days in the period, using 90 days for quarters.  DSO in receivables indicates how well we are managing our collection of receivables, with lower DSO in receivables resulting in higher working capital availability.  The more money we have tied up in receivables, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business.  Our DSO in receivables for the second quarter of fiscal 2015 decreased from 62.1 to 54.9 days compared to the same quarter one year ago primarily due to favorable sales linearity, particularly in Asia, and the collection of receivables with longer payment terms in Japan.

Annualized Second Quarter Inventory Turns

We calculate annualized second quarter inventory turns as the cost of sales during the second quarter annualized and divided by net inventories at the end of the second quarter. This indicates how well we are managing our inventory levels, with higher inventory turns resulting in more working capital availability and a higher return on our investments in inventory. The more money we have tied up in inventory, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business. Our annualized inventory turns for the second quarter of fiscal 2015 increased from 2.7 to 3.1 turns compared to the same quarter one year ago primarily due to the impact of lower levels of service inventory.

Capital Spending as a Percentage of Net Sales

Capital spending as a percentage of net sales (“capital spending percentage”) is calculated as capital expenditures for the period divided by net sales for the period.  Capital spending percentage indicates the extent to which we are expanding or improving our operations, including investments in technology and equipment.  Management monitors capital spending levels as this assists management in measuring our cash flows, net of capital expenditures. Our capital spending percentage decreased to 3.5% from 3.6% for the second quarter and to 3.0% from 3.6% for the first six months of fiscal 2015 compared to the same periods one year ago primarily due to lower purchases of production-related assets.

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
Below is the reconciliation of our net income as a percentage of net sales to our adjusted EBITDA as a percentage of net sales:

	Three Months Ended		Six Months Ended
	April 4, 2015	March 29, 2014	April 4, 2015	March 29, 2014
Net income as a percentage of net sales	9.0%	7.7%	8.9%	6.9%
Income tax expense	2.8%	2.9%	2.9%	2.4%
Interest and other income (expense), net	(0.6)%	0.1%	—%	0.6%
Depreciation and amortization	4.1%	4.7%	4.1%	4.7%
Stock-based compensation	2.3%	2.3%	2.3%	2.4%
Adjusted EBITDA as a percentage of net sales	17.6%	17.7%	18.2%	17.0%

RESULTS OF OPERATIONS

SIGNIFICANT EVENTS

Stock Repurchases

On July 25, 2014, the Board of Directors authorized a buyback program whereby we were authorized to repurchase up to $25.0 million of our common stock from time to time through July 31, 2015. During the first quarter of fiscal 2015, we repurchased and retired 300,441 shares of outstanding common stock under this plan at an average price of $57.55 per share for a total of $17.3 million. During the second quarter of fiscal 2015, we repurchased and retired 133,673 shares of outstanding common stock under this plan at an average price of $57.66 per share for a total of $7.7 million, which concluded this program.

On January 21, 2015, our board of directors authorized an additional stock repurchase program to repurchase up to $25.0 million of the Company's outstanding common stock from time to time through January 31, 2016. No repurchases have been made under this program.

CONSOLIDATED SUMMARY

The following table sets forth, for the periods indicated, the percentage of total net sales represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	April 4, 2015	March 29, 2014	April 4, 2015	March 29, 2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	59.1%	59.5%	59.0%	59.7%
Gross profit	40.9%	40.5%	41.0%	40.3%
Operating expenses:
Research and development	10.3%	10.2%	10.0%	10.5%
Selling, general and administrative	19.4%	19.7%	19.2%	20.2%
Amortization of intangible assets	0.3%	0.5%	0.3%	0.5%
Total operating expenses	30.0%	30.4%	29.5%	31.2%
Income from operations	10.9%	10.1%	11.5%	9.1%
Other income (net)	0.9%	0.5%	0.3%	0.2%
Income before income taxes	11.8%	10.6%	11.8%	9.3%
Provision for income taxes	2.8%	2.9%	2.9%	2.4%
Net income	9.0%	7.7%	8.9%	6.9%

Net income for the second quarter of fiscal 2015 was $18.4 million ($0.74 per diluted share) including $3.5 million of after-tax stock-related compensation expense and $1.5 million amortization of intangible assets. Net income for the second quarter of fiscal 2014 was $15.3 million ($0.61 per diluted share) including $3.3 million of after-tax stock-related compensation expense and $1.8 million after-tax amortization of intangible assets. Net income for the first six months of fiscal 2015 was $35.8 million ($1.43 per diluted share) including $7.4 million of after-tax stock-related compensation expense, $3.1 million amortization of intangible assets and a benefit of $1.1 million related to the renewal of the federal research and development tax credits for fiscal 2014. Net income for the first six months of fiscal 2014 was $27.0 million ($1.08 per diluted share) including $6.9 million of after-tax stock-related compensation expense and $3.6 million after-tax amortization of intangible assets.

NET SALES

Market Application

The following tables set forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by market application (dollars in thousands):

	Three Months Ended
	April 4, 2015		March 29, 2014
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Microelectronics	$101,769	50.0%	$94,506	47.5%
OEM components and instrumentation	43,992	21.6%	46,036	23.1%
Materials processing	29,352	14.4%	27,554	13.8%
Scientific and government programs	28,608	14.0%	31,126	15.6%
Total	$203,721	100.0%	$199,222	100.0%

	Six Months Ended
	April 4, 2015		March 29, 2014
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Microelectronics	$201,080	49.7%	$186,809	47.6%
OEM components and instrumentation	85,281	21.1%	86,039	21.9%
Materials processing	58,110	14.4%	55,524	14.1%
Scientific and government programs	59,865	14.8%	64,406	16.4%
Total	$404,336	100.0%	$392,778	100.0%

 Quarterly

Net sales for the second quarter of fiscal 2015 increased by $4.5 million, or 2.3%, compared to the second quarter of fiscal 2014 net of decreases due to the unfavorable impact of foreign exchange rates.  Sales increases in the microelectronics and materials processing markets were partially offset by decreases in the scientific and government programs and OEM components and instrumentation markets.

The increase in the microelectronics market of $7.3 million, or 7.7%, was primarily due to higher shipments of flat panel display annealing systems applications as well as higher flat panel display tube replacement sales. Sales in the materials processing market increased $1.8 million, or 6.5%, primarily due to higher shipments for non-metal cutting, non-metal drilling and rapid prototyping applications partially offset by lower shipments for marking applications. Sales in the scientific and government programs market decreased $2.5 million, or 8.1%, primarily due to lower demand for advanced research applications used by university and government research groups in Europe. The decrease in the OEM components and instrumentation market of $2.0 million, or 4.4%, was due primarily to lower shipments for forensic applications partially offset by higher shipments for medical applications.

Year-to-date

Net sales for the first six months of fiscal 2015 increased by $11.6 million, or 2.9% compared to the first six months of fiscal 2014, net of decreases due to the unfavorable impact of foreign exchange rates, led by the microelectronics market. Sales increases in the microelectronics and materials processing markets were partially offset by decreases in the scientific and government programs and OEM components and instrumentation markets.

The increase in the microelectronics market of $14.3 million, or 7.6%, was primarily due to higher shipments of flat panel display annealing systems partially offset by lower shipments for semiconductor and advanced packaging applications. Sales in the material processing market increased $2.6 million, or 4.7%, primarily due to higher shipment for non-metal cutting and marking applications. Sales in the scientific and government programs market decreased $4.5 million, or 7.1%, primarily due to lower demand for advanced research applications used by university and government research groups in Europe. The decrease in the OEM components and instrumentation market of $0.8 million, or 0.9%, was due primarily to lower shipments for forensic and bio-instrumentation applications partially offset by higher shipments for medical applications.

Backlog represents orders which we expect to be shipped within 12 months and the current portion of service contracts. Orders used to compute backlog are generally cancelable and subject to rescheduling by our customers without substantial penalties. Historically, we have not experienced a significant rate of cancellation or rescheduling outside the 12 month period, though we cannot guarantee that the rate of cancellations or rescheduling will not increase in the future. We have a backlog of orders shippable within 12 months of $315.3 million at April 4, 2015, including a significant concentration in the flat panel display market (37%) for customers which are primarily in Asia.

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

The following tables set forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by segment (dollars in thousands):

	Three Months Ended
	April 4, 2015		March 29, 2014
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Specialty Lasers and Systems (SLS)	$140,016	68.7%	$143,795	72.2%
Commercial Lasers and Components (CLC)	63,705	31.3%	55,427	27.8%
Total	$203,721	100.0%	$199,222	100.0%

	Six Months Ended
	April 4, 2015		March 29, 2014
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Specialty Lasers and Systems (SLS)	$285,107	70.5%	$280,618	71.4%
Commercial Lasers and Components (CLC)	119,229	29.5%	112,160	28.6%
Total	$404,336	100.0%	$392,778	100.0%

Quarterly

Net sales for the second quarter of fiscal 2015 increased by $4.5 million, or 2%, compared to the second quarter of fiscal 2014, with increases of $8.3 million, or 15%, in our CLC segment partially offset by decreases of $3.8 million, or 3%, in our SLS segment. Both the increase and decrease in CLC and SLS segment sales included decreases due to the unfavorable impact of foreign exchange rates.

The increase in our CLC segment sales was primarily due to higher revenue for medical, advanced packaging and instrumentation applications. The decrease in our SLS segment sales was primarily due to lower shipments for instrumentation and medical applications as well as lower shipments for scientific and government research programs partially offset by higher shipments of flat panel display annealing systems and higher flat panel display tube replacement sales.

Year-to-date

Net sales for the first six months of fiscal 2015 increased by $11.6 million, or 3%, compared to the first six months of fiscal 2014, with increases of $4.5 million, or 2%, in our SLS segment and increases of $7.1 million, or 6%, in our CLC segment. The increases were net of decreases due to the unfavorable impact of foreign exchange rates.

The increase in our SLS segment sales was primarily due to higher shipments of flat panel display annealing systems partially offset by lower shipments for scientific and government research programs and lower shipments for semiconductor, instrumentation and medical applications. The increase in our CLC segment sales was primarily due to higher medical and instrumentation application sales partially offset by lower advanced packaging application sales.

GROSS PROFIT

Consolidated

Our gross profit rate increased to 40.9% in the second quarter of fiscal 2015 from 40.5% and increased to 41.0% from 40.3% in the first six months of fiscal 2015 compared to the same periods one year ago.

The second quarter increase in the gross profit rate was primarily due to lower other costs (0.9%) primarily due to lower inventory and freight charges partially offset by the unfavorable impact (0.7%) resulting from lower volumes in certain business units as well as an unfavorable segment product mix net of the favorable impact of higher service revenue and the favorable impact from foreign currency fluctuations.

The 0.7% increase in the gross profit rate during the first six months of fiscal 2015 was primarily due to lower other costs (0.9%) primarily due to lower inventory and lower duty and freight charges as well as lower warranty costs (0.4%) partially offset by unfavorable product margins (0.7%) resulting from the impact of lower volumes in certain business units as well as an unfavorable product mix net of the favorable impact from foreign currency fluctuations and the benefit of higher service revenues.

Our gross profit rate has been and will continue to be affected by a variety of factors including market and product mix, pricing on volume orders, shipment volumes, our ability to manufacture advanced and more complex products, manufacturing efficiencies, excess and obsolete inventory write-downs, warranty costs, amortization of intangibles, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems, commodity prices and foreign currency fluctuations, particularly the recent weakening of the Euro and a lesser extent, the Japanese Yen.

 Specialty Lasers and Systems

The gross profit rate in our SLS segment increased to 44.2% in the second quarter of fiscal 2015 from 43.5% and increased to 44.1% from 43.3% in the first six months of fiscal 2015 compared to the same periods one year ago.

The 0.7% second quarter increase in the gross profit rate was primarily due to lower other costs (0.9%) primarily due to lower inventory and lower freight charges partially offset by higher warranty costs (0.3%). Product margins were flat with lower scrap and rework charges, favorable mix with higher margin service revenue and the favorable impact from foreign currency fluctuations offset by the impact of lower volumes in certain business units.

The 0.8% increase in the gross profit rate during the first six months of fiscal 2015 was primarily due to lower other costs (0.7%) primarily due to lower inventory charges and lower duty costs resulting from more favorable regional mix and lower warranty costs (0.3%) due to fewer warranty events. The increases were partially offset by unfavorable product margins (0.3%) resulting from the impact of lower volumes in certain business units and unfavorable product mix in the microelectronics and scientific and government programs markets net of favorable mix with higher margin service revenue and the favorable impact from foreign currency fluctuations.

Commercial Lasers and Components

The gross profit rate in our CLC segment increased to 34.7% in the second quarter of fiscal 2015 from 33.9% and increased to 34.7% from 34.0% in the first six months of fiscal 2015 compared to the same periods one year ago.

The 0.8% second quarter increase in the gross profit rate was primarily due to lower other costs (1.4%) as a percentage of sales due to the impact of higher revenue volumes and lower warranty costs (0.8%) due to fewer warranty events partially offset by the impact of unfavorable yields and higher manufacturing costs net of favorable mix (1.4%).

The 0.7% increase in the gross profit rate during the first six months of fiscal 2015 was primarily attributable to lower other costs (1.5%) due to the impact of higher revenue volumes and lower warranty costs (0.7%) due to fewer warranty events partially offset by unfavorable product costs (1.5%) resulting from unfavorable yields and higher manufacturing costs in certain business units net of favorable mix.

OPERATING EXPENSES:

	Three Months Ended
	April 4, 2015		March 29, 2014
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$21,024	10.3%	$20,413	10.2%
Selling, general and administrative	39,482	19.4%	39,296	19.7%
Amortization of intangible assets	666	0.3%	916	0.5%
Total operating expenses	$61,172	30.0%	$60,625	30.4%

	Six Months Ended
	April 4, 2015		March 29, 2014
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$40,197	10.0%	$41,350	10.5%
Selling, general and administrative	77,623	19.2%	79,187	20.2%
Amortization of intangible assets	1,362	0.3%	1,850	0.5%
Total operating expenses	$119,182	29.5%	$122,387	31.2%

Research and development

Quarterly

Research and development (“R&D”) expenses increased $0.6 million, or 3.0%, during the second fiscal quarter ended April 4, 2015 compared to the same quarter one year ago. The increase was primarily due to $1.6 million higher project spending as a result of lower customer reimbursements for development projects and higher spending on various projects partially offset by the favorable impact of foreign exchange rates ($1.1 million). On a segment basis as compared to the prior year period, SLS research and development spending decreased $0.6 million primarily due to lower project spending and the impact of foreign exchange rates net of lower customer reimbursements. CLC spending increased $1.1 million primarily due to higher project spending. Corporate and other spending increased $0.1 million.

Year-to-date

R&D expenses decreased $1.2 million, or 2.8%, during the six months ended April 4, 2015 compared to the same period one year ago. The decrease for the first six months was primarily due to the favorable impact of foreign exchange rates ($1.7 million) and lower other variable spending ($0.3 million) including lower charges for increases in deferred compensation plan liabilities and lower stock-based compensation expense partially offset by higher project spending ($0.8 million) on various projects. On a segment basis as compared to the prior year period, SLS research and development spending decreased $1.6 million primarily due to the impact of foreign exchange rates and lower project spending. CLC spending increased $0.8 million primarily due to higher project spending partially offset by the impact of foreign exchange rates. Corporate and other spending decreased $0.4 million due to lower charges for increases in deferred compensation plan liabilities and lower stock-based compensation expense.

Selling, general and administrative

Quarterly

Selling, general and administrative (“SG&A”) expenses increased $0.2 million, during the second fiscal quarter ended April 4, 2015 compared to the same quarter one year ago. The increase was primarily due to higher payroll spending resulting from higher variable compensation, salaries and benefits ($0.9 million), higher legal and other consulting costs ($0.8 million) and higher other net variable spending ($0.4 million) partially offset by the favorable impact of exchange rates ($1.9 million). On a segment basis as compared to the prior year period, SLS segment expenses decreased $0.8 million primarily due to the favorable impact of foreign exchange rates partially offset by higher payroll spending. CLC spending was flat with the favorable impact of foreign exchange rates offset by higher payroll spending. Spending for Corporate and other increased $1.1 million primarily due to higher legal and other consulting costs and higher payroll spending.

Year-to-date

SG&A expenses decreased $1.6 million, or 2.0%, during the six months ended April 4, 2015 compared to the same period one year ago. The decrease for the first six months was primarily due to the favorable impact of foreign exchange rates ($2.8 million), $1.5 million lower charges for increases in deferred compensation plan liabilities with the related income for increases in deferred compensation plan assets recorded in other income(expense) and $0.5 million lower stock-related compensation expense partially offset by higher payroll spending resulting from higher variable compensation, salaries and benefits ($2.3 million) and higher legal and other consulting costs ($0.9 million).

SLS segment expenses decreased $0.8 million primarily due to the favorable impact of foreign exchange rates partially offset by higher payroll spending. CLC spending decreased $0.1 million primarily due to the favorable impact of foreign exchange rates partially offset by higher payroll spending. Spending for Corporate and other decreased $0.7 million primarily due to lower charges for increases in deferred compensation plan liabilities and lower stock-related compensation expense partially offset by higher legal and other consulting costs and higher payroll spending.

Amortization of intangible assets

Amortization of intangible assets decreased $0.3 million in the three months ended April 4, 2015 and decreased $0.5 million during the six months ended April 4, 2015 compared to the same periods last year. The decreases were primarily due to the completion of amortization of certain intangibles from prior acquisitions.

OTHER INCOME (EXPENSE) — NET

Other income, net of other expense, increased $1.0 million and $0.5 million during the three and six months ended April 4, 2015, respectively, compared to the same periods one year ago. The second fiscal quarter increase was primarily due to higher net foreign exchange gains ($1.5 million) due to larger favorable changes in foreign exchange rates, primarily the weakening of the Euro, coupled with the timing of placement of hedges as well as higher gains on cash conversions. The increase was partially offset by lower gains on our deferred compensation plan assets net of expenses ($0.6 million). The increase for the six months ended April 4, 2015 was primarily due to lower foreign exchange losses ($2.4 million) due to higher unhedged exposures in the first six months of fiscal 2014 and the significant movement of the Japanese Yen versus the Euro in the last month of the first quarter of fiscal 2014 and higher interest income ($0.1 million) due to higher cash and short-term investment balances partially offset by lower gains on our deferred compensation plan assets net of expenses ($2.1 million).

INCOME TAXES

The effective tax rate on income before income taxes for the second quarter of fiscal 2015 of 23.7% and the effective tax rate on income before income taxes for the first six months of fiscal 2015 of 24.9% were lower than the statutory rate of 35.0% primarily due to differences related to the benefit of income subject to foreign tax rates that are lower than U.S. tax rates including South Korea and Singapore tax exemptions, the benefit of foreign tax credits and the benefit of the federal research and development tax credits including renewal of the federal research and development tax credits for fiscal 2014. These amounts are partially offset by deemed dividend inclusions under the Subpart F tax rules, stock-based compensation not deductible for tax purposes and limitations on the deductibility of compensation under IRC Section 162(m).

The effective tax rate on income before income taxes for the second quarter of fiscal 2014 of 27.4% and the effective tax rate on income before income taxes for the first six months of fiscal 2014 of 26.3% were lower than the statutory rate of 35.0% primarily due to differences related to the benefit of income subject to foreign tax rates that are lower than U.S. tax rates including South Korea and Singapore tax exemptions and the benefit of foreign tax credits. These amounts are partially offset by deemed dividend inclusions under the Subpart F tax rules, stock-based compensation not deductible for tax purposes and limitations on the deductibility of compensation under IRC Section 162(m).

LIQUIDITY AND CAPITAL RESOURCES

At April 4, 2015, we had assets classified as cash and cash equivalents and short-term investments, in an aggregate amount of $344.4 million, compared to $318.3 million at September 27, 2014. At April 4, 2015, approximately $258.8 million of this cash and securities was held in certain of our foreign subsidiaries, $78.1 million of which was denominated in currencies other than the U.S. dollar. We currently have approximately $248.0 million of cash held by foreign subsidiaries where we intend to permanently reinvest our accumulated earnings in these entities and our current plans do not demonstrate a need for these funds to support our domestic operations. If, however, a portion of these funds were needed for and distributed to our operations in the United States, we would be subject to additional U.S. income taxes and foreign withholding taxes. The amount of the taxes due would depend on the amount and manner of repatriation, as well as the location from where the funds are repatriated. We actively monitor the third-party depository institutions that hold these assets, primarily focusing on the safety of principal and secondarily maximizing yield on these assets. We diversify our cash and cash equivalents and investments among various financial institutions, money market funds, sovereign debt and other securities in order to reduce our exposure should any one of these financial institutions or financial instruments fail or encounter difficulties. To date, we have not experienced any material loss or lack of access to our invested cash, cash equivalents or short-term investments. However, we can provide no assurances that access to our invested cash, cash equivalents or short-term investments will not be impacted by adverse conditions in the financial markets.
In the second quarter of fiscal 2015 and the fourth quarter of fiscal 2014, we converted $42.3 million and $62.7 million, respectively, of cash and securities held in certain of our foreign subsidiaries to U.S. dollars and invested those funds within a European subsidiary whose functional currency is the U.S. dollar. At April 4, 2015, this subsidiary had $170.0 million of U.S. dollar denominated investments primarily in U.S. Treasury Securities, Commercial Paper and Corporate Notes. Accordingly, there is no translation expense arising from this entity holding U.S. dollar denominated investments. The converted funds are not intended to be repatriated to the U.S. and no U.S. tax was triggered on the transfer of these funds to the European subsidiary. See ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK below for more information about risks and trends related to foreign currencies.

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

	Six Months Ended
	April 4, 2015	March 29, 2014
	(in thousands)
Net cash provided by operating activities	$80,414	$44,418
Sales of shares under employee stock plans	3,701	7,038
Capital expenditures	(12,210)	(13,995)

Net cash provided by operating activities increased by $36.0 million for the first six months of fiscal 2015 compared to the same period one year ago. The increase in cash provided by operating activities was primarily due to higher cash flows from the timing of shipments of large systems from inventory and collections of accounts receivable as well as higher net income. We believe that our existing cash, cash equivalents and short term investments combined with cash to be provided by operating activities will be adequate to cover our working capital needs and planned capital expenditures for at least the next 12 months to the extent such items are known or are reasonably determinable based on current business and market conditions. However, we may elect to finance certain of our capital expenditure requirements through borrowings under our bank credit facilities or other sources of capital. We continue to follow our strategy to further strengthen our financial position by using available cash flow to fund operations.

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

On July 25, 2014, the Board of Directors authorized a buyback program whereby we were authorized to repurchase up to $25.0 million of our common stock from time to time through July 31, 2015. During the first quarter of fiscal 2015, we repurchased and retired 300,441 shares of outstanding common stock under this plan at an average price of $57.55 per share for a total of

$17.3 million, excluding expenses. During the second quarter of fiscal 2015, we repurchased and retired 133,673 shares of outstanding common stock under this plan at an average price of $57.66 per share for a total of $7.7 million, excluding expenses, which concluded this program.

On January 21, 2015, our board of directors authorized an additional stock repurchase program to repurchase up to $25.0 million of the Company's outstanding common stock from time to time through January 31, 2016. No repurchases have been made under this program to date.

Additional sources of cash available to us were domestic and international currency lines of credit and bank credit facilities totaling $57.8 million as of April 4, 2015, of which $55.0 million was unused and available. These unsecured credit facilities were used in Europe, Japan and China during the first six months of fiscal 2015. Our domestic line of credit consists of a $50 million unsecured revolving credit account with Union Bank of California, which expires on May 31, 2017 and is subject to covenants related to financial ratios and tangible net worth and we were in compliance with these covenants as of April 4, 2015. No amounts were outstanding on our domestic line of credit and $2.8 million of the international currency lines has been used as guarantees as of April 4, 2015.

Our ratio of current assets to current liabilities was 5.2:1 at April 4, 2015 compared to 5.8:1 at September 27, 2014. The decrease in our ratio is primarily due to decreases in inventories and accounts receivable partially offset by increases in cash and short-term investments and other current liabilities. Our cash and cash equivalents, short-term investments and working capital are as follows:

	April 4, 2015	September 27, 2014
	(in thousands)
Cash and cash equivalents	$115,081	$91,217
Short-term investments	229,353	227,058
Working capital	552,546	563,736

Contractual Obligations and Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Regulation S-K of the Securities Act of 1933. Information regarding our long-term debt payments, operating lease payments, asset retirement obligations, purchase commitments with suppliers and purchase obligations is provided in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended September 27, 2014. There have been no material changes in contractual obligations outside of the ordinary course of business since September 27, 2014. Information regarding our other financial commitments at April 4, 2015 is provided in the notes to the condensed consolidated financial statements in this filing.

Changes in Financial Condition

Cash provided by operating activities during the first six months of fiscal 2015 was $80.4 million, which included net income of $35.8 million, depreciation and amortization of $16.7 million, cash provided by operating assets and liabilities of $11.9 million, stock-based compensation expense of $9.2 million, net decreases in deferred taxes of $6.5 million and other net of $0.3 million. Cash provided by operating activities during the first six months of fiscal 2014 was $44.4 million, which included net income of $27.0 million, depreciation and amortization of $18.4 million and stock-based compensation expense of $9.5 million partially offset by cash used by operating assets and liabilities of $8.4 million and net increases in deferred taxes of $2.1 million.

Cash used in investing activities during the first six months of fiscal 2015 was $13.5 million, which included $11.2 million net used to acquire property and equipment and improve buildings and $2.3 million net purchases of available-for-sale securities. Cash used in investing activities during the first six months of fiscal 2014 was $17.0 million, which included $13.5 million net used to acquire property and equipment and improve buildings and $3.5 million net purchases of available-for-sale securities.

Cash used in financing activities during the first six months of fiscal 2015 was $26.5 million, which included $25.0 million repurchases of common stock and $5.2 million net settlement of restricted stock partially offset by $3.7 million generated from our employee stock option and stock purchase plans. Cash used in financing activities during the first six months of fiscal 2014 was $0.7 million, which included a $7.7 million net settlement of restricted stock partially offset by $7.0 million generated from our employee stock option and stock purchase plans.

Changes in exchange rates during the first six months of fiscal 2015 decreased our cash balances by $16.5 million. Changes in exchange rates during the first six months of fiscal 2014 increased our cash balances by $3.1 million.

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

Interest rate sensitivity

A portion of our investment portfolio is composed of fixed income securities. These securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately (whether due to changes in overall market rates or credit worthiness of the issuers of our individual securities) and uniformly by 10% from levels at April 4, 2015, the fair value of the portfolio, based on quoted market prices in active markets involving similar assets, would decline by an immaterial amount due to their short-term maturities. We have the ability to generally hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. If necessary, we may sell short-term investments prior to maturity to meet our liquidity needs.

At April 4, 2015, the fair value of our available-for-sale debt securities was $213.9 million, all of which were classified as short-term investments.  Gross unrealized gains and losses on available-for-sale debt securities were $1.1 million and $0.1 million, respectively, at April 4, 2015.

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

At April 4, 2015, approximately $258.8 million of our cash, cash equivalents and short-term investments were held outside the U.S. in certain of our foreign operations, $78.1 million of which was denominated in currencies other than the U.S. dollar.

A hypothetical 10% change in foreign currency rates on our forward contracts would not have a material impact on our results of operations, cash flows or financial position.

The following table provides information about our foreign exchange forward contracts at April 4, 2015. The table presents the weighted average contractual foreign currency exchange rates, the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date and fair value. The U.S. fair value represents the fair value of the contracts valued at April 4, 2015 rates.

Forward contracts to sell (buy) foreign currencies for U.S. dollars (in thousands, except contract rates):

	Average Contract Rate	U.S. Notional Contract Value	U.S. Fair Value
Non-Designated - For US Dollars:
Euro	1.1560	$(34,449)	$1,663
Japanese Yen	119.7214	$937	$6
British Pound	1.5335	$4,510	$(119)
Korean Won	1,098.3406	$8,825	$42
Chinese Renminbi	6.1940	$8,771	$17
Singaporean Dollar	1.3695	$(3,035)	$(50)
Malaysian Ringgit	3.6525	$2,019	$(11)

Non-Designated - For Euros:
Japanese Yen	122.7430	$10,673	$521

Designated - For Euros:
Japanese Yen	118.5264	$2,875	$37

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of April 4, 2015 (“Evaluation Date”).  The controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended April 4, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of April 4, 2015, flat panel display systems represented 37% of our backlog. Given our backlog includes these higher average selling price flat panel display systems, any delays or cancellation of shipments could have a material adverse effect on our financial results.

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

Our customers may discover defects in our products after the products have been fully deployed and operated, including under the end user's peak stress conditions. In addition, some of our products are combined with products from other vendors, which may contain defects. As a result, should problems occur, it may be difficult to identify the source of the problem. If we are unable to identify and fix defects or other problems, we could experience, among other things:

•	loss of customers or orders;

•	increased costs of product returns and warranty expenses;

•	damage to our brand reputation;

•	failure to attract new customers or achieve market acceptance;

•	diversion of development, engineering and manufacturing resources; and

•	legal actions by our customers and/or their end users.

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

For the three and six months ended April 4, 2015, 74% and 73% of our net sales were derived from customers outside of the United States. For fiscal 2014, fiscal 2013 and fiscal 2012, 74%, 77%, and 76%, respectively, of our net sales were derived from customers outside of the United States. We anticipate that foreign sales, particularly in Asia, will continue to account for a significant portion of our net sales in the foreseeable future.

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

As part of our day-to-day business, we store our data and certain data about our customers in our global information technology system. While our system is designed with access security, if a third party gains unauthorized access to our data, including any regarding our customers, such a security breach could expose us to a risk of loss of this information, loss of business, litigation and possible liability. Our security measures may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance or otherwise. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our customers' data or our data, including our intellectual property and other confidential business information, or our information technology systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any unauthorized access could result in a loss of confidence by our customers, damage our reputation, disrupt our business, lead to legal liability and negatively impact our future sales. Additionally, such actions could result in significant costs associated with loss of our intellectual property, rebuilding our network and systems, prosecuting and defending litigation, responding to regulatory inquiries or actions, paying damages or taking other remedial steps.

Changes in tax rates, tax liabilities or tax accounting rules could affect future results.

As a global company, we are subject to taxation in the United States and various other countries and jurisdictions. Significant judgment is required to determine worldwide tax liabilities. Our future tax rates could be affected by changes in the composition of earnings in countries or states with differing tax rates, changes in the valuation of our deferred tax assets and liabilities, or changes in the tax laws, or the interpretation of such tax laws, including the Base Erosion Profit Shifting (“BEPS”) project being conducted by the Organization for Economic Co-operation and Development (“OECD”). In addition, we are subject to regular examination of our income tax returns by the Internal Revenue Service (“IRS”) and other tax authorities. From time to time the United States, foreign and state governments make substantive changes to tax rules and the application of rules to companies, including various announcements from the United States government potentially impacting our ability to defer taxes on international earnings. We regularly assess the likelihood of favorable or unfavorable outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. Although we believe our tax estimates are reasonable, there can be no assurance that any final determination will not be materially different than the treatment reflected in our historical income tax provisions and accruals, which could materially and adversely affect our operating results and financial condition.
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

For the three and six months ended April 4, 2015, our research and development costs were $21.0 million (10.3% of net sales) and $40.2 million (10.0% of net sales). For our fiscal years 2014, 2013 and 2012, our research and development costs were $79.1 million (10.0% of net sales), $82.8 million (10.2% of net sales) and $78.3 million (10.2% of net sales), respectively. We cannot assure you that our expenditures for research and development will result in the introduction of new products or, if such products are introduced, that those products will achieve sufficient market acceptance or to generate sales to offset the costs of development. Our failure to address rapid technological changes in our markets could adversely affect our business and results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities during the second quarter of fiscal 2015. Stock repurchases during the three months ended April 4, 2015 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (1)
December 28, 2014 - January 31, 2015	133,673	$57.66	133,673	$25,000,000
February 1, 2015 - February 28, 2015	—	$—	—	$25,000,000
March 1, 2015 - April 4, 2015	—	$—	—	$25,000,000
Total	133,673	$57.66	133,673	$25,000,000

(1) On July 25, 2014, we announced that the Board of Directors authorized a buyback program whereby we were authorized to repurchase up to $25.0 million of our common stock from time to time through July 31, 2015. During the second quarter of fiscal 2015, we concluded this program. On January 21, 2015, our Board of Directors authorized an additional stock repurchase program to repurchase up to $25.0 million of our common stock from time to time through January 31, 2016. No repurchases have been made under this program as of April 4, 2015.

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

Coherent, Inc.
(Registrant)

Date:	May 14, 2015	/s/:	JOHN R. AMBROSEO
John R. Ambroseo
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 14, 2015	/s/:	HELENE SIMONET
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