Form 10-Q
period 2015-07-04
COHERENT INC
filed 2015-08-12
CIK 21510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ___________________________________________________
FORM 10-Q
 ___________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 4, 2015
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

The number of shares outstanding of registrant’s common stock, par value $.01 per share, on August 10, 2015 was 24,837,033.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net sales	$188,502	$196,517	$592,838	$589,295
Cost of sales	109,720	122,256	348,433	356,823
Gross profit	78,782	74,261	244,405	232,472
Operating expenses:
Research and development	21,270	19,046	61,467	60,396
Selling, general and administrative	36,154	37,226	113,777	116,413
Impairment of investment	2,017	—	2,017	—
Amortization of intangible assets	647	841	2,009	2,691
Total operating expenses	60,088	57,113	179,270	179,500
Income from operations	18,694	17,148	65,135	52,972
Other income (expense):
Interest and dividend income	183	201	440	318
Interest expense	(4)	(9)	(29)	(40)
Other—net	(787)	(415)	286	319
Total other income (expense), net	(608)	(223)	697	597
Income before income taxes	18,086	16,925	65,832	53,569
Provision for income taxes	4,822	3,926	16,725	13,560
Net income	$13,264	$12,999	$49,107	$40,009

Net income per share:
Basic	$0.54	$0.52	$1.98	$1.62
Diluted	$0.53	$0.52	$1.96	$1.60

Shares used in computation:
Basic	24,737	24,837	24,794	24,720
Diluted	24,972	25,115	25,018	25,025

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in thousands)

	Three Months Ended		Nine Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014

Net income	$13,264	$12,999	$49,107	$40,009
Other comprehensive income (loss): (1)
Translation adjustment, net of taxes (2)	1,108	(800)	(46,691)	3,215
Net gain (loss) on derivative instruments, net of taxes (3)	77	(157)	627	(157)
Changes in unrealized gains (losses) on available-for-sale securities, net of taxes (4)	1,059	25	1,260	8
Other comprehensive income (loss), net of tax	2,244	(932)	(44,804)	3,066
Comprehensive income (loss)	$15,508	$12,067	$4,303	$43,075

(1)	Reclassification adjustments were not significant during the three and nine months ended July 4, 2015 and June 28, 2014.

(2)
Tax expense (benefit) of $(98) and $(1,960) was provided on translation adjustments during the three and nine months ended July 4, 2015, respectively. Tax expense (benefit) of $118 and $1,457 was provided on translation adjustments during the three and nine months ended June 28, 2014, respectively.

(3)
Tax expense (benefit) of $45 and $364 was provided on net gain (loss) on derivative instruments during the three and nine months ended July 4, 2015. Tax expense (benefit) of $(91) was provided on net gain (loss) on derivative instruments during the three and nine months ended June 28, 2014.

(4)
Tax expense (benefit) of $619 and $738 was provided on unrealized gains (losses) on available for sale securities during the three and nine months ended July 4, 2015. Tax expense (benefit) on changes in unrealized gains (losses) on available-for-sale securities for the three and nine months ended June 28, 2014 was insignificant.

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except par value)

	July 4, 2015	September 27, 2014
ASSETS
Current assets:
Cash and cash equivalents	$103,138	$91,217
Short-term investments	233,628	227,058
Accounts receivable—net of allowances of $1,030 and $1,155, respectively	144,688	137,324
Inventories	157,778	170,483
Prepaid expenses and other assets	47,316	27,839
Deferred tax assets	24,391	27,134
Total current assets	710,939	681,055
Property and equipment, net	98,996	107,424
Goodwill	100,096	109,513
Intangible assets, net	22,163	31,666
Other assets	64,898	69,717
Total assets	$997,092	$999,375

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,196	$32,784
Income taxes payable	923	2,029
Other current liabilities	96,664	82,506
Total current liabilities	129,783	117,319
Long-term obligations	—	—
Other long-term liabilities	53,345	62,407
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, Authorized—500,000 shares, par value $.01 per share:
Outstanding—24,836 shares and 24,950 shares, respectively	247	248
Additional paid-in capital	174,055	184,042
Accumulated other comprehensive income (loss)	(10,122)	34,682
Retained earnings	649,784	600,677
Total stockholders’ equity	813,964	819,649
Total liabilities and stockholders’ equity	$997,092	$999,375

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended
	July 4, 2015	June 28, 2014
Cash flows from operating activities:
Net income	$49,107	$40,009
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,453	20,006
Amortization of intangible assets	6,176	7,281
Impairment of investment	2,017	—
Deferred income taxes	5,312	(3,115)
Stock-based compensation	13,737	14,207
Other non-cash (income) expense	8	(376)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(15,637)	5,749
Inventories	2,011	(10,262)
Prepaid expenses and other assets	(21,193)	(11,898)
Other assets	(670)	(2,714)
Accounts payable	641	(3,855)
Income taxes payable/receivable	(11,800)	(13,808)
Other current liabilities	19,177	19,944
Other long-term liabilities	1,496	3,729
Net cash provided by operating activities	68,835	64,897

Cash flows from investing activities:
Purchases of property and equipment	(16,187)	(17,862)
Proceeds from dispositions of property and equipment	1,848	417
Purchases of available-for-sale securities	(274,832)	(161,180)
Proceeds from sales and maturities of available-for-sale securities	270,044	147,285
Net cash used in investing activities	(19,127)	(31,340)

Cash flows from financing activities:
Short-term borrowings	24,354	45,927
Repayments of short-term borrowings	(24,354)	(45,091)
Net change in capital lease obligations	—	(2)
Issuance of common stock under employee stock option and purchase plans	7,256	10,513
Repurchase of common stock	(25,009)	—
Net settlement of restricted common stock	(5,295)	(7,793)
Net cash provided by(used in) financing activities	(23,048)	3,554
Effect of exchange rate changes on cash and cash equivalents	(14,739)	2,013
Net increase in cash and cash equivalents	11,921	39,124
Cash and cash equivalents, beginning of period	91,217	110,444
Cash and cash equivalents, end of period	$103,138	$149,568

Noncash investing and financing activities:
Unpaid property and equipment purchases	$941	$1,425

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

2.    RECENT ACCOUNTING STANDARDS

Adoption of New Accounting Pronouncements

In July 2013, the FASB issued amended guidance that resolves the diversity in practice for the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This new accounting guidance requires the netting of unrecognized tax benefits ("UTBs") against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. Under the new standard, UTBs will be netted against all available same-jurisdiction losses or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs. The standard requires prospective adoption but allows retrospective adoption for all periods presented. In the first quarter of fiscal year 2015, we adopted the FASB’s amended guidance prospectively in accordance with the standard. As a result of this adoption, both long-term income taxes payable and noncurrent deferred tax assets decreased by $7.9 million on our condensed consolidated balance sheet.

Recently Issued Accounting Pronouncement

In May 2014, the FASB amended the Accounting Standards Codification and created a new Topic 606, Revenue from Contracts with Customers. The new guidance establishes a single comprehensive contract-based model for entities to use in accounting for revenue arising from contracts with customers. The new model significantly changes existing GAAP, requires substantial judgment in its application, and will generally require companies to make more disclosures about revenue. The core principle of the amendment is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new standard provides for two alternative implementation methods. The first is to apply the new standard retrospectively to each prior reporting period presented. This method does allow the use of certain practical expedients. The second method is to apply the new standard retrospectively in the year of initial adoption and record a cumulative effect adjustment for the impact of adjusting contracts open at the date of adoption. Under this transition method, we would apply this guidance retrospectively only to contracts that are not completed contracts at the date of initial application. We would then recognize the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings. This method also requires us to disclose comparative information for the year of adoption. In July 2015, the FASB approved a one-year deferral of the effective date. The new standard will become effective for our fiscal year beginning September 30, 2018. We are currently evaluating the new guidance and have not determined the impact this standard may have on our financial statements nor have we decided upon the method of adoption.

3.     FAIR VALUES

We have not changed our valuation techniques in measuring the fair value of any financial assets and liabilities during the period. We recognize transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers between levels during the periods presented. As of July 4, 2015 and September 27, 2014, we did not have any assets or liabilities valued based on Level 3 valuations.

Financial assets and liabilities measured at fair value as of July 4, 2015 and September 27, 2014 are summarized below (in thousands):

	Aggregate Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Aggregate Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	July 4, 2015			September 27, 2014
		(Level 1)	(Level 2)		(Level 1)	(Level 2)
Assets:
Cash equivalents:
Money market fund deposits	$13,187	$13,187	$—	$5,975	$5,975	$—
Certificates of deposit	—	—	—	12,084	—	12,084
Commercial paper (2)	—	—	—	1,400	—	1,400
Short-term investments:
U.S. Treasury and agency obligations (2)	158,991	—	158,991	150,088	—	150,088
Corporate notes and obligations (2)	48,317	—	48,317	52,987	—	52,987
Commercial paper (2)	8,995	—	8,995	23,983	—	23,983
Equity securities (1)	17,325	17,325	—	—	—	—
Prepaid and other assets:
Foreign currency contracts (3)	431	—	431	366	—	366
Mutual funds — Deferred comp and supplemental plan (4)	14,626	14,626	—	15,000	15,000	—
Total	$261,872	$45,138	$216,734	$261,883	$20,975	$240,908

Liabilities:
Other current liabilities:
Foreign currency contracts (3)	(249)	—	(249)	(2,196)	—	(2,196)
Total	$261,623	$45,138	$216,485	$259,687	$20,975	$238,712

 ___________________________________________________

(1)	Valuations are based upon quoted market prices.

(2)
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

(3)
The principal market in which we execute our foreign currency contracts is the institutional market in an over-the-counter environment with a relatively high level of price transparency. The market participants usually are large commercial banks. Our foreign currency contracts’ valuation inputs are based on quoted prices and quoted pricing intervals from public data sources and do not involve management judgment. At September 27, 2014, prepaid expenses and other assets include $303 non-designated forward contracts and $63 foreign currency contracts designated for cash flow hedges, respectively; other current liabilities include $1,246 non-designated forward contracts and $950 cash flow contracts, respectively. At July 4, 2015, prepaid expenses and other assets include $348 non-designated forward contracts and $83 cash flow contracts, respectively; other current liabilities include $249 non-designated forward contracts and $0 cash flow contracts, respectively. See Note 5, "Derivative Instruments and Hedging Activities".

(4)
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

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	July 4, 2015
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$103,138	$—	$—	$103,138

Short-term investments:
Available-for-sale securities:
Commercial paper	$8,995	$—	$—	$8,995
U.S. Treasury and agency obligations	158,412	618	(39)	158,991
Corporate notes and obligations	48,187	194	(64)	48,317
Equity securities	15,269	2,056	—	17,325
Total short-term investments	$230,863	$2,868	$(103)	$233,628

	September 27, 2014
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$91,217	$—	$—	$91,217

Short-term investments:
Available-for-sale securities:
Commercial paper	$23,983	$—	$—	$23,983
U.S. Treasury and agency obligations	149,260	831	(3)	150,088
Corporate notes and obligations	52,834	195	(42)	52,987
Total short-term investments	$226,077	$1,026	$(45)	$227,058

None of the unrealized losses as of July 4, 2015 or September 27, 2014 were considered to be other-than-temporary impairments.

The amortized cost and estimated fair value of available-for-sale investments in debt securities as of July 4, 2015 and September 27, 2014 classified as short-term investments on our condensed consolidated balance sheet were as follows (in thousands):

	July 4, 2015		September 27, 2014
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Investments in available-for-sale debt securities due in less than one year	$160,201	$160,728	$178,329	$179,223
Investments in available-for-sale debt securities due in one to five years (1)	$55,393	$55,575	$47,748	$47,835

(1) Classified as short-term investments because these securities are highly liquid and can be sold at any time.

During the three and nine months ended July 4, 2015, we received proceeds totaling $44.6 million and $122.5 million, respectively, from the sale of available-for-sale securities and realized gross gains of less than $0.1 million and $0.1 million, respectively. During the three and nine months ended June 28, 2014, we received proceeds totaling $7.0 million and $21.1 million, respectively, from the sale of available-for-sale securities and realized gross gains of less than $0.1 million and $0.1 million, respectively.

5.     DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We maintain operations in various countries outside of the United States and have foreign subsidiaries that manufacture and sell our products in various global markets. The majority of our sales are transacted in U.S. dollars. However, we do generate revenues in other currencies, primarily the Euro, Japanese Yen, Korean Won and Chinese Renminbi (RMB). As a result, our earnings, cash flows and cash balances are exposed to fluctuations in foreign currency exchange rates. We attempt to limit these exposures through financial market instruments. We utilize derivative instruments, primarily forward contracts with maturities of two months or less, to manage our exposure associated with anticipated cash flows and net asset and liability positions denominated in foreign currencies. Gains and losses on the forward contracts are mitigated by gains and losses on the underlying instruments. We do not use derivative financial instruments for speculative or trading purposes. The credit risk amounts represent the Company’s gross exposure to potential accounting loss on derivative instruments that are outstanding or unsettled if all counterparties failed to perform according to the terms of the contract, based on then-current currency or interest rates at each respective date.

For derivative instruments that are not designated as hedging instruments, gains and losses are recognized in other income (expense).

Non-Designated Derivatives

The outstanding notional contract and fair value asset (liability) amounts of non-designated hedge contracts, with maximum maturity of four months, are as follows (in thousands):

	U.S. Notional Contract Value		U.S. Fair Value
	July 4, 2015	September 27, 2014	July 4, 2015	September 27, 2014
Euro currency hedge contracts
Purchase	$20,672	$31,926	$(73)	$(1,153)

Japanese Yen currency hedge contracts
Purchase	$2,449	$471	$(32)	$(3)
Sell	$(5,395)	$(15,084)	$11	$169

Korean Won currency hedge contracts
Purchase	$—	$—	$—	$—
Sell	$(11,073)	$(2,991)	$(86)	$72

Chinese RMB currency hedge contracts
Purchase	$—	$—	$—	$—
Sell	$(10,051)	$(15,678)	$36	$(56)

Other foreign currency hedge contracts
Purchase	$3,581	$1,899	$(15)	$(35)
Sell	$(6,297)	$(3,515)	$60	$63

Designated Derivatives

Cash flow hedges related to anticipated transactions are designated and documented at the inception of the hedge when we enter into contracts for specific future transactions. Cash flow hedges are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of Other Comprehensive Income ("OCI") in stockholder's equity and is reclassified into earnings when the underlying transaction affects earnings. The majority of the after-tax net income or loss related to derivative instruments included in OCI at July 4, 2015 is expected to be reclassified into earnings within 12 months. Changes in the fair value of currency forward contracts due to changes in time value are excluded from the assessment of effectiveness and recognized in other income (expense) as incurred. We classify the cash flows from the foreign exchange forward contracts that are accounted for as cash flow hedges in the same section as the underlying item, primarily within cash flows from operating activities since we do not designate our cash flow hedges as investing or financing activities.
The outstanding notional contract and fair value asset (liability) amounts of designated cash flow hedge contracts, with maximum maturity of thirteen months, are as follows (in thousands):

	U.S. Notional Contract Value		U.S. Fair Value
	July 4, 2015	September 27, 2014	July 4, 2015	September 27, 2014
Euro currency hedge contracts
Purchase	$—	$11,149	$—	$(950)
Japanese Yen currency hedge contracts
Sell	$(2,821)	$(12,091)	$(83)	$63

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
The fair value of our derivative instruments is included in prepaid expenses and other assets and in other current liabilities in our Condensed Consolidated Balance Sheets (See Note 3); such amounts were not material as of July 4, 2015 and September 27, 2014.

The locations and amounts of designated and non-designated derivative instruments’ gains and losses in the condensed consolidated financial statements for the indicated periods were as follows (in thousands):

	Location in financial statements	Three Months Ended		Nine Months Ended
		July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Derivatives designated as hedging instruments
Gains(losses) in OCI on derivatives (effective portion), after tax	OCI	$77	$(248)	$627	$(248)
Gains(losses) reclassified from OCI into income (effective portion)	Cost of sales	$—	$—	$(1,720)	$—
Gains(losses) reclassified from OCI into income (effective portion)	Revenue	$—	$—	$208	$—
Gains(losses) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Other income(expense)	$—	$17	$(112)	$17
Derivatives not designated as hedging instruments
Gains(losses) recognized in income	Other income(expense)	$(29)	$(1,367)	$(6,154)	$(1,208)

During the nine months ended July 4, 2015 we recognized a loss of $0.1 million in other income (expense) as ineffectiveness related to a portion of an anticipated hedged transaction that failed to occur within the original hedge period plus two months. The remainder of the hedged transaction occurred as expected and effective amounts were recognized in revenue as disclosed in the above table.

The amounts that will be reclassified from accumulated OCI ("AOCI") to earnings will generally be offset by the recognition of the hedged transactions (e.g., anticipated cost of sales) in earnings, thereby achieving the realization of prices contemplated by the underlying risk management strategies and will vary from the expected amounts presented above as a result of changes in foreign exchange rates.

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

Offsetting of Financial Assets/Liabilities under Master Netting Agreements with Derivative Counterparties as of July 4, 2015 and September 27, 2014 (in thousands):

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Derivative Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Derivative Assets Presented in the Condensed Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Received	Net Amounts
As of July 4, 2015:
Foreign exchange contracts	$431	$—	$431	$(131)	$—	$300
As of September 27, 2014:
Foreign exchange contracts	$367	$—	$367	$(367)	$—	$—
(1) The balances at July 4, 2015 and September 27, 2014 were related to derivative liabilities which are allowed to be net settled against derivative assets in accordance with the master netting agreements.

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Derivative Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Derivative Liabilities Presented in the Condensed Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Paid	Net Amounts
As of July 4, 2015:
Foreign exchange contracts	$(249)	$—	$(249)	$131	$—	$(118)
As of September 27, 2014:
Foreign exchange contracts	$(2,197)	$—	$(2,197)	$367	$—	$(1,830)
(1) The balances at July 4, 2015 and September 27, 2014 were related to derivative assets which are allowed to be net settled against derivative liabilities in accordance with the master netting agreements.

6.    GOODWILL AND INTANGIBLE ASSETS

During the nine months ended July 4, 2015, we noted no indications of impairment or triggering events to cause us to review goodwill for potential impairment. We will conduct our annual goodwill testing during the fourth fiscal quarter.

The changes in the carrying amount of goodwill by segment for the period from September 27, 2014 to July 4, 2015 are as follows (in thousands):

	Specialty Lasers and Systems	Commercial Lasers and Components	Total
Balance as of September 27, 2014	$103,150	$6,363	$109,513
Translation adjustments and other	(9,417)	—	(9,417)
Balance as of July 4, 2015	$93,733	$6,363	$100,096

Components of our amortizable intangible assets are as follows (in thousands):

	July 4, 2015			September 27, 2014
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Existing technology	$76,483	$(60,033)	$16,450	$81,551	$(57,827)	$23,724
Customer lists	15,237	(9,942)	5,295	16,632	(9,199)	7,433
Trade name	394	(345)	49	431	(346)	85
In-process research & development	369	—	369	424	—	424
Total	$92,483	$(70,320)	$22,163	$99,038	$(67,372)	$31,666

For accounting purposes, when an intangible asset is fully amortized, it is removed from the disclosure schedule.

Amortization expense for intangible assets for the nine months ended July 4, 2015 and June 28, 2014 was $6.2 million and $7.3 million, respectively, which includes $4.8 million and $5.7 million, respectively, for amortization of existing technology. The change in the accumulated amortization also includes $3.3 million of foreign exchange impact for the nine months ended July 4, 2015.

At July 4, 2015, estimated amortization expense for the remainder of fiscal 2015, the next five succeeding fiscal years and all fiscal years thereafter are as follows (in thousands):

Estimated Amortization Expense
2015 (remainder)	$2,082
2016	7,427
2017	6,409
2018	3,758
2019	1,987
2020	422
Thereafter	78
Total	$22,163

7.     BALANCE SHEET DETAILS

Inventories consist of the following (in thousands):

	July 4, 2015	September 27, 2014
Purchased parts and assemblies	$49,580	$51,091
Work-in-process	61,018	70,486
Finished goods	47,180	48,906
Total inventories	$157,778	$170,483

Prepaid expenses and other assets consist of the following (in thousands):

	July 4, 2015	September 27, 2014
Prepaid and refundable income taxes	$10,432	$11,001
Other taxes receivable	23,070	5,184
Prepaid expenses and other	13,814	11,654
Total prepaid expenses and other assets	$47,316	$27,839

Other assets consist of the following (in thousands):

	July 4, 2015	September 27, 2014
Assets related to deferred compensation arrangements	$26,495	$26,484
Deferred tax assets	34,513	37,616
Other assets	3,890	5,617
Total other assets	$64,898	$69,717

On June 8, 2010, we invested $2.0 million in SiOnyx, a privately-held company. The investment was included in other assets and was being carried on a cost basis. During the third quarter of fiscal 2015 we determined that our investment became other-than temporarily impaired. As a result, during the third quarter of fiscal 2015, we recorded a non-cash charge of $2.0 million in our results of operations to impair this investment. In determining the fair value of the cost method investment, we considered many factors including but not limited to operating performance of the investee, the amount of cash that the investee has on-hand, the ability to obtain additional financing and the overall market conditions in which the investee operates. The fair value of the cost method investment represents a Level 3 valuation as the assumptions used in valuing the investment were not directly or indirectly observable.

Other current liabilities consist of the following (in thousands):

	July 4, 2015	September 27, 2014
Accrued payroll and benefits	$29,210	$29,228
Deferred income	16,586	15,536
Warranty reserve	15,679	16,961
Accrued expenses and other	11,018	13,410
Other taxes payable	22,128	5,036
Customer deposits	2,043	2,335
Total other current liabilities	$96,664	$82,506

Components of the reserve for warranty costs during the first nine months of fiscal 2015 and 2014 were as follows (in thousands):

	Nine Months Ended
	July 4, 2015	June 28, 2014
Beginning balance	$16,961	$18,508
Additions related to current period sales	16,605	17,990
Warranty costs incurred in the current period	(15,065)	(18,320)
Adjustments to accruals related to foreign exchange and other	(2,822)	(303)
Ending balance	$15,679	$17,875

Other long-term liabilities consist of the following (in thousands):

	July 4, 2015	September 27, 2014
Long-term taxes payable	$7,752	$15,776
Deferred compensation	28,119	27,858
Deferred tax liabilities	5,137	6,511
Deferred income	3,397	3,448
Asset retirement obligations liability	2,125	2,222
Other long-term liabilities	6,815	6,592
Total other long-term liabilities	$53,345	$62,407

8.     SHORT-TERM BORROWINGS

We have several lines of credit which allow us to borrow in the applicable local currency. We have a total of $12.9 million of unsecured foreign lines of credit as of July 4, 2015. At July 4, 2015, we had used $2.5 million of these available foreign lines of credit as guarantees. These credit facilities were used in Europe, Japan and China during the first nine months of 2015. In addition, our domestic line of credit consists of a $50.0 million unsecured revolving credit account. The agreement will expire on May 31, 2017. The line of credit is subject to covenants related to financial ratios and tangible net worth with which we are currently in compliance. No amounts have been drawn upon our domestic line of credit as of July 4, 2015.

9.  STOCK-BASED COMPENSATION

Fair Value of Stock Compensation

We recognize compensation expense for all share based payment awards based on the fair value of such awards. The expense is recognized on a straight-line basis over the respective requisite service period of the awards.

Determining Fair Value

The fair values of shares purchased under the Employee Stock Purchase Plan (“ESPP”) for the three and nine months ended July 4, 2015 and June 28, 2014, respectively, were estimated using the following weighted-average assumptions:

	Employee Stock Purchase Plan
	Three Months Ended		Nine Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Expected life in years	0.5	0.5	0.5	0.5
Expected volatility	30.8%	24.2%	26.8%	23.9%
Risk-free interest rate	0.06%	0.06%	0.06%	0.07%
Expected dividend yield	—%	—%	—%	—%
Weighted average fair value per share	$14.58	$13.55	$14.27	$13.64

There were no stock options granted during the three and nine months ended July 4, 2015 and June 28, 2014.

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

	Nine Months Ended
	July 4, 2015	June 28, 2014
Risk-free interest rate	0.96%	0.62%
Volatility	28.7%	36.9%
Weighted average fair value	$70.57	$77.10

We recognize the estimated cost of these awards, as determined under the simulation model, over the related service period, with no adjustment in future periods based upon the actual shareholder return over the performance period.

Stock-Based Compensation Expense

The following table shows total stock-based compensation expense and related tax benefits included in the condensed consolidated statements of operations for the three and nine months ended July 4, 2015 and June 28, 2014 (in thousands):

	Three Months Ended		Nine Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Cost of sales	$664	$611	$1,937	$1,797
Research and development	529	504	1,415	1,526
Selling, general and administrative	3,372	3,552	10,385	10,884
Income tax benefit	(1,272)	(1,270)	(3,005)	(3,935)
	$3,293	$3,397	$10,732	$10,272

During the three and nine months ended July 4, 2015, $0.6 million and $1.9 million was capitalized into inventory for all stock plans, $0.7 million and $1.9 million was amortized to cost of sales and $0.7 million remained in inventory at July 4, 2015. During the three and nine months ended June 28, 2014, $0.6 million and $1.9 million was capitalized into inventory for all stock plans, $0.6 million and $1.8 million was amortized to cost of sales and $0.7 million remained in inventory at June 28, 2014.

At July 4, 2015, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock plans but not yet recognized was approximately $23.0 million, net of estimated forfeitures of $0.7 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 1.4 years and will be adjusted for subsequent changes in estimated forfeitures.

At July 4, 2015, total compensation cost related to options to purchase common shares under the ESPP but not yet vested was approximately $0.6 million, which will be recognized over the six month offering period.

Stock Awards Activity

The following table summarizes the activity of our time-based and market-based performance restricted stock units for the first nine months of fiscal 2015 (in thousands, except per share amounts):

	Time Based Restricted Stock Units		Market-Based Performance Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested stock at September 27, 2014	390	$58.66	230	$61.46
Granted	236	64.87	51	70.57
Vested(1)	(218)	53.61	(39)	53.46
Forfeited	(11)	58.78	(43)	53.46
Nonvested stock at July 4, 2015	397		199

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

The United States and many foreign governments impose tariffs and duties on the import and export of certain products we sell.  From time to time our duty calculations and payments are audited by government agencies.  We are currently under audit in South Korea for customs duties and value added tax for the period March 2009 to March 2014. Although we do not expect that the audit will ultimately have a material adverse effect on our condensed consolidated financial position, results of operations or cash flows, an adverse result in this matter could negatively affect our results in the period in which it occurs. As of July 4, 2015, management has accrued an estimated liability of $1.3 million related to this matter.

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

On January 21, 2015, our Board of Directors authorized an additional stock repurchase program to repurchase up to $25.0 million of our outstanding common stock from time to time through January 31, 2016. No repurchases have been made under this program as of July 4, 2015.

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

The following table presents information necessary to calculate basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Weighted average shares outstanding —basic	24,737	24,837	24,794	24,720
Dilutive effect of employee stock awards	235	278	224	305
Weighted average shares outstanding—diluted	24,972	25,115	25,018	25,025

Net income	$13,264	$12,999	$49,107	$40,009

Net income per basic share	$0.54	$0.52	$1.98	$1.62
Net income per diluted share	$0.53	$0.52	$1.96	$1.60

A total of 333 and 44,688 potentially dilutive securities have been excluded from the diluted share calculation for the three and nine months ended July 4, 2015 as their effect was anti-dilutive. A total of 758 and 44,563 potentially dilutive securities have been excluded from the diluted share calculation for the three and nine months ended June 28, 2014 as their effect was anti-dilutive.

13.  OTHER INCOME (EXPENSE)

Other income (expense) is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Foreign exchange loss	$(869)	$(736)	$(950)	$(3,248)
Gain on deferred compensation investments, net	121	331	1,176	3,498
Other	(39)	(10)	60	69
Other - net	$(787)	$(415)	$286	$319

14.  INCOME TAXES

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to us and our subsidiaries, adjusted for items which are considered discrete to the period. Our effective tax rates for the three and nine months ended July 4, 2015 were 26.7% and 25.4%, respectively. Our effective tax rates for the three and nine months ended July 4, 2015 were lower than the statutory rate of 35% primarily due to differences related to the benefit of income subject to foreign tax rates that are lower than U.S. statutory tax rates including South Korea and Singapore tax exemptions, the benefit of foreign tax credits and the benefit of federal research and development tax credits including renewal of the federal research and development tax credits for fiscal 2014. These amounts are partially offset by deemed dividend inclusions under the Subpart F tax rules, stock-based compensation not deductible for tax purposes and limitations on the deductibility of compensation under IRC Section 162(m).

The effective tax rate on income before income taxes for the third quarter of fiscal 2014 of 23.2% and the effective tax rate on income before income taxes of 25.3% for the nine months ended June 28, 2014 were lower than the statutory rate of 35.0% primarily due to differences related to the benefit of income subject to foreign tax rates that are lower than U.S. tax rates including South Korea and Singapore tax exemptions and the benefit of foreign tax credits. These amounts are partially offset by deemed dividend inclusions under the Subpart F tax rules, stock-based compensation not deductible for tax purposes and limitations on the deductibility of compensation under IRC Section 162(m).

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

We are subject to taxation and file income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. For U.S. federal income tax purposes, all years prior to 2011 are closed. In our major foreign jurisdictions and our major state jurisdictions, the years prior to 2006 and 2010, respectively, are closed to examination. Earlier years in our various jurisdictions may remain open for adjustment to the extent that we have tax attribute carryforwards from those years. In December 2011 and January 2012, three of our German subsidiaries received notices of tax audits for the fiscal years 2006 through 2010. In fiscal year 2013, we received a preliminary assessment for two of the German subsidiaries and the amount is immaterial; the audit for the other German subsidiary is currently in process. In July 2015, Coherent Kaiserslautern GmbH (formerly Lumera Laser GmbH) received a tax audit notice for the years 2010 to 2013. The audit will begin in August 2015. We acquired the shares of Lumera Laser GmbH in December 2012 and we should not have responsibility for any assessments related to the pre-acquisition period.

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

15.  SEGMENT INFORMATION

The following table provides net sales and income from operations for our operating segments and a reconciliation of our total income from operations to net income (in thousands):

	Three Months Ended			Nine Months Ended
	July 4, 2015		June 28, 2014	July 4, 2015	June 28, 2014
Net sales:
Specialty Laser Systems	$123,341		$137,590	$408,448	$418,208
Commercial Lasers and Components	65,161		58,927	184,390	171,087
Total net sales	$188,502		$196,517	$592,838	$589,295

Income (expense) from operations:
Specialty Laser Systems	$24,760		$27,144	$91,392	$86,893
Commercial Lasers and Components	4,227	1,825	(162)	7,209	15	7,209
Corporate and other	(10,293)		(9,834)	(33,466)	(33,936)
Total income from operations	18,694		17,148	65,135	52,972
Total other income, net	(608)		(223)	697	597
Income before income taxes	18,086		16,925	65,832	53,569
Provision for income taxes	4,822		3,926	16,725	13,560
Net Income	$13,264		$12,999	$49,107	$40,009

Major Customers

We had one major customer during the three months ended July 4, 2015 who accounted for 12.3% of consolidated revenue. We had another major customer during the nine months ended July 4, 2015 who accounted for 15.4% of consolidated revenue. This major customer also accounted for 13.9% and 13.0% of consolidated revenue for the three and nine months ended June 28, 2014. Both customers purchased primarily from our SLS segment.

We had two major customers who accounted for 16.4% and 16.1%, respectively, of accounts receivable at July 4, 2015. The same two major customers accounted for 15.2% and 11.6% of accounts receivable, respectively, at September 27, 2014. Both customers purchased primarily from our SLS segment.

16.  SUBSEQUENT EVENTS

On July 24, 2015, we acquired certain assets of Raydiance, Inc. ("Raydiance") for approximately $5.0 million, excluding transaction fees. Raydiance manufactured complete tools and lasers for ultrafast processing systems and subsystems in the precision micromachining processing market. The Raydiance assets will be included in our SLS segment.

On July 27, 2015, we acquired the assets and certain liabilities of the Tinsley Optics ("Tinsley") business from L-3 Communications Corporation for approximately $4.3 million, excluding transaction fees. Tinsley is a specialized manufacturer of high precision optical components and subsystems sold primarily in the aerospace and defense industry. Tinsley manufactures the large form factor optics for our excimer laser annealing systems. Tinsley will be included in our SLS segment.

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

	Three Months Ended
	July 4, 2015	June 28, 2014	Change	% Change
	(Dollars in thousands)

Bookings	$176,665	$244,527	$(67,862)	(27.8)%
Book-to-bill ratio	0.94	1.24	(0.30)	(24.2)%
Net sales—Specialty Lasers and Systems	$123,341	$137,590	$(14,249)	(10.4)%
Net sales—Commercial Lasers and Components	$65,161	$58,927	$6,234	10.6%
Gross profit as a percentage of net sales— Specialty Lasers and Systems	45.4%	40.9%	4.5%	11.0%
Gross profit as a percentage of net sales—Commercial Lasers and Components	35.8%	31.6%	4.2%	13.3%
Research and development as a percentage of net sales	11.3%	9.7%	1.6%	16.5%
Income before income taxes	$18,086	$16,925	$1,161	6.9%
Net cash provided by (used in) operating activities	$(11,579)	$20,478	$(32,057)	(156.5)%
Days sales outstanding in receivables	69.1	59.9	9.2	15.4%
Annualized third quarter inventory turns	2.8	2.7	0.1	3.7%
Capital spending as a percentage of net sales	2.1%	2.0%	0.1%	5.0%
Net income as a percentage of net sales	7.0%	6.6%	0.4%	6.1%
Adjusted EBITDA as a percentage of net sales	18.4%	15.8%	2.6%	16.5%

	Nine Months Ended
	July 4, 2015	June 28, 2014	Change	% Change
	(Dollars in thousands)

Bookings	$559,741	$707,826	$(148,085)	(20.9)%
Book-to-bill ratio	0.94	1.20	(0.26)	(21.7)%
Net sales—Specialty Lasers and Systems	$408,448	$418,208	$(9,760)	(2.3)%
Net sales—Commercial Lasers and Components	$184,390	$171,087	$13,303	7.8%
Gross profit as a percentage of net sales— Specialty Lasers and Systems	44.5%	42.5%	2.0%	4.7%
Gross profit as a percentage of net sales—Commercial Lasers and Components	35.1%	33.2%	1.9%	5.7%
Research and development as a percentage of net sales	10.4%	10.2%	0.2%	2.0%
Income before income taxes	$65,832	$53,569	$12,263	22.9%
Net cash provided by operating activities	$68,835	$64,897	$3,938	6.1%
Capital spending as a percentage of net sales	2.7%	3.0%	(0.3)%	(10.0)%
Net income as a percentage of net sales	8.3%	6.8%	1.5%	22.1%
Adjusted EBITDA as a percentage of net sales	18.3%	16.6%	1.7%	10.2%

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

Bookings decreased 27.8% in the third quarter of fiscal 2015 compared to the same quarter one year ago, with decreases in the microelectronics, OEM components and instrumentation and materials processing markets. Compared to the second quarter of fiscal 2015, bookings decreased 19.9% with decreases in the OEM components and instrumentation, microelectronics and materials processing markets partially offset by increases in the scientific and government programs market. The book-to-bill ratio was 0.94 in the third quarter of fiscal 2015.

Microelectronics

Microelectronics bookings decreased 27% compared to the same quarter one year ago and decreased 14% from bookings in the second quarter of fiscal 2015. The microelectronics book-to-bill ratio for the third quarter of fiscal 2015 was 0.98.

Flat panel display orders in the third quarter of fiscal 2015 decreased 29% from orders in the third quarter of fiscal 2014, primarily due to the timing of order placement by customers. Flat panel display orders decreased 16% from orders in the second quarter of fiscal 2015 primarily due to lower service bookings. We expect continued fluctuations in order volumes on a quarterly basis. We shipped the first and second Triple VyperTM Linebeam 1500 systems in the first and second quarters of fiscal 2015, respectively. Based on current discussions with the customer, we anticipate shipping the third Triple VyperTM Linebeam 1500 system in the fourth quarter of fiscal 2015. Longer term, published reports by industry experts indicate the potential for growth in high-definition displays, in mobile applications, especially as compared to the growth rate of mobile devices. Given these reports and factoring in the growth in demand for higher pixels per inch, we expect that in the long-run there should be additional significant capital investment in Korea, China and Japan. In addition, we project increases in automotive applications using flexible organic light-emitting diodes (OLED). In response to these opportunities, several capital projects have already been publicly announced by panel manufacturers. We expect that these capital projects should lead to additional orders for our Linebeam products.

Our Linebeam product family ranges from our 750 through to the new 1500 product. While we have multiple vendors who provide optics for the 750 product, we had developed L-3 Communications’ Tinsley division ("Tinsley") as our sole source supplier for the 1300nm and 1500nm optics needed for our Linebeam 1300 and 1500 products. L-3 made a strategic decision to exit this business and we decided to acquire the business rather than face supply chain risk or possible price increases from a new owner. As a strategic optics supplier, they have helped us scale line-beam sizes beyond 1.5m, enabling our mobile display customers to process up to the latest Generation 6 glass sizes in a single pass, enabling increased yield and lowest costs per panel. We plan to continue to serve Tinsley’s core aerospace & defense specialty optics markets, in addition to enabling increased vertical integration in our ELA business.

Orders in the advanced packaging (API) market decreased 3% from orders in the third quarter of fiscal 2014 and decreased 18% from orders in the second quarter of fiscal 2015. We continue to see positive signs for recovery in the CO2 via drilling market, with OEM customers engaged in a number of projects with packaging houses. We expect several of these opportunities to utilize our new J-Series lasers due to advances in integration, reliability and service. Laser direct imaging has evolved into a two-tier market where lasers are used for high throughput/high resolution applications and ultraviolet diodes are used for low resolution work. Similar to the semiconductor capital market, utilization of lasers remains high, yielding solid service revenue.
During the third fiscal quarter we introduced a new J-Series laser based upon carbon monoxide or CO gas that emits light at five microns rather than ten microns. The time to revenue for our new CO laser will be longer due to process and tool development, but the market is sizable.

Orders from semiconductor capital equipment OEMs decreased 40% from the third quarter of fiscal 2014 and decreased 9% from the second quarter of fiscal 2015. Industry reports indicate the semiconductor market continues to worsen with 2015 growth projections reduced to low single digits. While utilization rates remain high as do the associated service revenues, new laser demand has all but ceased. As a result, we expect customers will consume existing inventory and maximize cash which has eliminated several million dollars of previously scheduled new system shipments from our revenues for the fourth quarter of fiscal 2015.

Short pulse processing has been an active environment that promised large orders for successful solutions. After receiving a few orders, the follow-on orders have been slow or failed to materialize as the consumer electronics products that utilize the short-pulse processing techniques have failed to meet their market acceptance and volume goals. We have seen a couple more examples of this recently, resulting in the deferral of approximately $10 million of sales originally planned for the fourth quarter of fiscal 2015. We need to position ourselves to better address potential in this market. To that end, we have purchased the assets of Raydiance, Inc. ("Raydiance") and retained a core team of its former employees. Raydiance has built a strong share and application know-how position in the ultrafast laser and optical sub-system markets for precision micro-materials processing, specifically automotive fuel injectors and medical device manufacturing.

Materials Processing

Materials processing orders decreased 31% compared to the same quarter one year ago and decreased 18% from the second quarter of fiscal 2015. The materials processing book-to-bill ratio for the third quarter of fiscal 2015 was 0.95. Volatile bookings are not new in our materials processing business. There were a number of positive order events in the third quarter of fiscal 2015 that were offset by other decreases. We received record CO2 orders for marking in China which is very encouraging given the high level of domestic and international competition, suggesting that customers recognize the performance and reliability advantages of our products. Included in the CO2 orders were first articles for a competitive displacement of a major customer. If successful, we will see volume orders in fiscal 2016. We also received initial bookings for a major converting project using E-1000 lasers and J-3 lasers for denim marking; both opportunities could lead to increased fiscal 2016 revenue. On the downside, we have seen an investment slowdown for cladding in the oil and gas industry, highlighting the sensitivity that consumer demand plays in this market.

A significant event for us was the formal launch of our second generation Highlight™ FL fiber laser system. The new architecture is easily scalable by aggregating building blocks. The initial range is 2-4kW with higher powers becoming available in the future. We can offer various levels of integration from a fully integrated, turnkey box all the way down to components and subsystems, allowing customers of different scales and capabilities to select the best option for their specific needs. If successful, we would expect revenue opportunities to emerge in the second half of fiscal 2016.

OEM Components and Instrumentation

OEM Components and Instrumentation orders decreased 44% compared to the same quarter one year ago and 46% from the record orders in the second quarter of fiscal 2015. The book-to-bill ratio for the third quarter of fiscal 2015 was 0.77.

Instrumentation orders decreased 6% compared to the same quarter one year ago and 41% compared to the second quarter of fiscal 2015 due to timing of orders coming off the high orders in the second quarter. We are seeing investments in the bioinstrumentation business driven by a goal of precise, personalized medicine. Many sequencing applications are moving closer to deployment and we have secured key design wins with U.S. and Asian OEMs. We expect the first of these next generation sequencers to become commercially available in the second half of fiscal 2016 with more to follow in fiscal 2017.

Orders for medical OEM products were 66% lower in the third quarter of fiscal 2015 compared to the same quarter one year ago due to a large multi-year order placed in the second quarter of fiscal 2014 and 55% lower than very strong orders in the second quarter of fiscal 2015. In spite of the decrease in orders, the medical OEM market remains strong, especially for vision treatment and eye disease management. Modern cataract treatment is amazing. However, it tends to be a one-size-fits-all approach. Ophthalmologists would prefer to have greater performance flexibility and control over the laser parameters so as to optimize individual patient treatment. As a result, we developed the Monaco™, an all-fiber ultrafast laser with variable pulsewidth and power capability. Monaco was recently introduced and we expect initial shipments in fiscal 2015, with first volume orders expected to occur in fiscal 2016.

Scientific and Government Programs

Scientific and government programs orders increased 1.1% compared to the same quarter one year ago and increased 10% from the second quarter of fiscal 2015. The book-to-bill for the third quarter of fiscal 2015 was 1.04.

The sequential order growth was led by our Chameleon™ product family in biological imaging and neuroscience, with most of the increase coming from North America while Europe and Japan posted modest improvements. The Chameleon mix is evolving from traditional Ti:sapphire-based lasers to the fiber-based Chameleon Discovery™ as it is qualified by more of our imaging partners. Discovery accounted for roughly 20% of new Chameleon orders in the third quarter of fiscal 2015 and we expect its market share and mix contribution to continue to rise. In addition, Ultrafast amplifier orders increased. The current trend is for individual researchers to rely upon integrated, single-box solutions such as the Astrella™ or Libra™ platforms while large multi-user facilities favor the configurable Legend™ system.

Net Sales

Net sales include sales of lasers, laser tools, related accessories and service. Net sales for the third fiscal quarter decreased 10.4% in our SLS segment and increased 10.6% in our CLC segment from the same quarter one year ago. Net sales for the first nine months decreased 2.3% in our SLS segment from the same period one year ago and increased 7.8% in our CLC segment from the same period one year ago. For a description of the reasons for changes in net sales refer to the “Results of Operations” section of this quarterly report.

Gross Profit as a Percentage of Net Sales

Gross profit as a percentage of net sales (“gross profit percentage”) is calculated as gross profit for the period divided by net sales for the period.  Gross profit percentage in the third quarter increased from 40.9% to 45.4% in our SLS segment and increased from 31.6% to 35.8% in our CLC segment from the same quarter one year ago. Gross profit percentage in the first nine months increased from 42.5% to 44.5% in our SLS segment and increased from 33.2% to 35.1% in our CLC segment from the same period one year ago. For a description of the reasons for changes in gross profit refer to the “Results of Operations” section of this quarterly report.

Research and Development as a Percentage of Net Sales

Research and development as a percentage of net sales (“R&D percentage”) is calculated as research and development expense for the period divided by net sales for the period.  Management considers R&D percentage to be an important indicator in managing our business as investing in new technologies is a key to future growth.  R&D percentage increased to 11.3% from 9.7% in our third fiscal quarter and increased to 10.4% from 10.2% for the first nine months of fiscal 2015 compared to the same periods one year ago.  For a description of the reasons for changes in R&D spending refer to the “Results of Operations” section of this quarterly report.

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

Days Sales Outstanding in Receivables

We calculate days sales outstanding (“DSO”) in receivables as net receivables at the end of the period divided by net sales during the period and then multiplied by the number of days in the period, using 90 days for quarters.  DSO in receivables indicates how well we are managing our collection of receivables, with lower DSO in receivables resulting in higher working capital availability.  The more money we have tied up in receivables, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business.  Our DSO in receivables for the third quarter of fiscal 2015 increased from 59.9 days to 69.1 days compared to the same quarter one year ago primarily due to unfavorable sales linearity particularly in Japan, the timing of payments at quarter end, a higher concentration of sales in Japan where DSO is typically higher and slower collections in Asia, particularly in Korea and China.

Annualized Third Quarter Inventory Turns

We calculate annualized third quarter inventory turns as the cost of sales during the third quarter annualized and divided by net inventories at the end of the third quarter. This indicates how well we are managing our inventory levels, with higher inventory turns resulting in more working capital availability and a higher return on our investments in inventory. The more money we have tied up in inventory, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business. Our annualized inventory turns for the third quarter of fiscal 2015 increased from 2.7 to 2.8 turns compared to the same quarter one year ago primarily due to the favorable impact of foreign exchange rates.

Capital Spending as a Percentage of Net Sales

Capital spending as a percentage of net sales (“capital spending percentage”) is calculated as capital expenditures for the period divided by net sales for the period. Capital spending percentage indicates the extent to which we are expanding or improving our operations, including investments in technology and equipment.  Management monitors capital spending levels as this assists management in measuring our cash flows, net of capital expenditures. Our capital spending percentage increased to 2.1% from 2.0% for the third quarter and decreased to 2.7% from 3.0% for the first nine months of fiscal 2015 compared to the same periods one year ago primarily due to lower revenues in the third quarter of fiscal 2015 and lower purchases of production-related assets in the first nine months of fiscal 2015.

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
Below is the reconciliation of our net income as a percentage of net sales to our adjusted EBITDA as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net income as a percentage of net sales	7.0%	6.6%	8.3%	6.8%
Income tax expense	2.6%	2.0%	2.8%	2.3%
Interest and other income (expense), net	0.4%	0.3%	0.1%	0.5%
Depreciation and amortization	4.2%	4.5%	4.2%	4.6%
Customs audit	0.7%	—%	0.2%	—%
Impairment of investment	1.1%	—%	0.4%	—%
Stock-based compensation	2.4%	2.4%	2.3%	2.4%
Adjusted EBITDA as a percentage of net sales	18.4%	15.8%	18.3%	16.6%

RESULTS OF OPERATIONS

SIGNIFICANT EVENTS

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

On January 21, 2015, our board of directors authorized an additional stock repurchase program to repurchase up to $25.0 million of the Company's outstanding common stock from time to time through January 31, 2016. No repurchases have been made under this program as of July 4, 2015.

On June 8, 2010, we invested $2.0 million in SiOnyx, Inc., a privately-held company.  The investment was included in other assets and was being carried on a cost basis. During the third quarter of fiscal 2015 we determined that our investment became other-than temporarily impaired. As a result, we recorded a non-cash charge of $2.0 million to operating expense in our results of operations in the third quarter of fiscal 2015.

CONSOLIDATED SUMMARY

The following table sets forth, for the periods indicated, the percentage of total net sales represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	58.2%	62.2%	58.8%	60.6%
Gross profit	41.8%	37.8%	41.2%	39.4%
Operating expenses:
Research and development	11.3%	9.7%	10.4%	10.2%
Selling, general and administrative	19.2%	19.0%	19.2%	19.7%
Impairment of investment	1.1%	—%	0.3%	—%
Amortization of intangible assets	0.3%	0.4%	0.3%	0.5%
Total operating expenses	31.9%	29.1%	30.2%	30.4%
Income from operations	9.9%	8.7%	11.0%	9.0%
Other income (net)	(0.3)%	(0.1)%	0.1%	0.1%
Income before income taxes	9.6%	8.6%	11.1%	9.1%
Provision for income taxes	2.6%	2.0%	2.8%	2.3%
Net income	7.0%	6.6%	8.3%	6.8%

Net income for the third quarter of fiscal 2015 was $13.3 million ($0.53 per diluted share) including $3.3 million of after-tax stock-related compensation expense, $1.4 million amortization of intangible assets, a $1.3 million after-tax charge for the impairment of our investment in SiOnyx and a $1.3 million after-tax charge for an accrual related to an ongoing customs audit. Net income for the third quarter of fiscal 2014 was $13.0 million ($0.52 per diluted share) including $3.4 million of after-tax stock-related compensation expense and $1.8 million amortization of intangible assets. Net income for the first nine months of fiscal 2015 was $49.1 million ($1.96 per diluted share) including $10.7 million of after-tax stock-related compensation expense, $4.6 million amortization of intangible assets, a $1.3 million after-tax charge for the impairment of our investment in SiOnyx, a $1.3 million after-tax charge for an accrual related to an ongoing customs audit and a benefit of $1.1 million related to the renewal of the federal research and development tax credits for fiscal 2014. Net income for the first nine months of fiscal 2014 was $40.0 million ($1.60 per diluted share) including $10.3 million of after-tax stock-related compensation expense and $5.4 million amortization of intangible assets.

NET SALES

Market Application

The following tables set forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by market application (dollars in thousands):

	Three Months Ended
	July 4, 2015		June 28, 2014
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Microelectronics	$93,014	49.4%	$94,935	48.3%
OEM components and instrumentation	40,189	21.3%	42,581	21.7%
Materials processing	27,403	14.5%	30,992	15.8%
Scientific and government programs	27,896	14.8%	28,009	14.2%
Total	$188,502	100.0%	$196,517	100.0%

	Nine Months Ended
	July 4, 2015		June 28, 2014
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Microelectronics	$294,094	49.6%	$281,744	47.8%
OEM components and instrumentation	125,470	21.2%	128,620	21.8%
Materials processing	85,513	14.4%	86,516	14.7%
Scientific and government programs	87,761	14.8%	92,415	15.7%
Total	$592,838	100.0%	$589,295	100.0%

 Quarterly

Net sales for the third quarter of fiscal 2015 decreased by $8.0 million, or 4%, compared to the third quarter of fiscal 2014, including decreases due to the unfavorable impact of foreign exchange rates. Sales decreased in all four markets.

Sales in the materials processing market decreased $3.6 million, or 12%, primarily due to lower shipments for drilling and marking applications. The decrease in the OEM components and instrumentation market of $2.4 million, or 6%, was due primarily to lower shipments for medical applications partially offset by higher shipments for bio-instrumentation applications. The decrease in the microelectronics market of $1.9 million, or 2%, was primarily due to lower shipments for semiconductor, micro materials processing and solar applications partially offset by higher shipments for advanced packaging applications and flat panel display annealing systems. Sales in the scientific and government programs market decreased $0.1 million, or less than 1%, primarily due to lower demand for advanced research applications used by university and government research groups.

Year-to-date

Net sales for the first nine months of fiscal 2015 increased by $3.5 million, or 1% compared to the first nine months of fiscal 2014. Sales increases in the microelectronics market were partially offset by decreases in the scientific and government programs, OEM components and instrumentation and materials processing markets.

The increase in the microelectronics market of $12.4 million, or 4%, was primarily due to higher shipments for flat panel display annealing systems partially offset by lower shipments for semiconductor and advanced packaging applications. Sales in the scientific and government programs market decreased $4.7 million, or 5%, primarily due to lower demand for advanced research applications used by university and government research groups in Europe. The decrease in the OEM components and instrumentation market of $3.2 million, or 2%, was due primarily to lower shipments for bio-instrumentation, medical and forensic applications. Sales in the material processing market decreased $1.0 million, or 1%, primarily due to lower shipments for non-metal drilling and marking applications partially offset by higher shipments for non-metal cutting applications.

Backlog represents orders which we expect to be shipped within 12 months and the current portion of service contracts. Orders used to compute backlog are generally cancelable and subject to rescheduling by our customers without substantial penalties. Historically, we have not experienced a significant rate of cancellation or rescheduling outside the 12 month period, though we cannot guarantee that the rate of cancellations or rescheduling will not increase in the future. We have a backlog of orders shippable within 12 months of $305.2 million at July 4, 2015, including a significant concentration in the flat panel display market (37%) for customers which are primarily in Asia.

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

Segments

We are organized into two reportable operating segments: SLS and CLC. SLS develops and manufactures configurable, advanced-performance products largely serving the microelectronics, scientific research and government programs and OEM components and instrumentation markets. CLC focuses on higher volume products that are offered in set configurations. CLC’s primary markets include materials processing, OEM components and instrumentation and microelectronics.

The following tables set forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by segment (dollars in thousands):

	Three Months Ended
	July 4, 2015		June 28, 2014
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Specialty Lasers and Systems (SLS)	$123,341	65.4%	$137,590	70.0%
Commercial Lasers and Components (CLC)	65,161	34.6%	58,927	30.0%
Total	$188,502	100.0%	$196,517	100.0%

	Nine Months Ended
	July 4, 2015		June 28, 2014
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Specialty Lasers and Systems (SLS)	$408,448	68.9%	$418,208	71.0%
Commercial Lasers and Components (CLC)	184,390	31.1%	171,087	29.0%
Total	$592,838	100.0%	$589,295	100.0%

Quarterly

Net sales for the third quarter of fiscal 2015 decreased by $8.0 million, or 4%, compared to the third quarter of fiscal 2014, with decreases of $14.2 million, or 10%, in our SLS segment offset by increases of $6.2 million, or 11%, in our CLC segment. Both the decrease and increase in SLS and CLC segment sales, respectively, included decreases due to the unfavorable impact of foreign exchange rates.

The decrease in our SLS segment sales was primarily due to lower medical and semiconductor application sales as well as lower shipments for flat panel display and advanced packaging applications. The increase in our CLC segment sales was primarily due to higher advanced packaging, instrumentation and flat panel display application sales.

Year-to-date

Net sales for the first nine months of fiscal 2015 increased by $3.5 million, or 1%, compared to the first nine months of fiscal 2014, with increases of $13.3 million, or 8%, in our CLC segment offset by decreases of $9.8 million, or 2%, in our SLS segment. Both the increase and decrease in CLC and SLS segment sales, respectively, included decreases due to the unfavorable impact of foreign exchange rates.

The increase in our CLC segment sales was primarily due to higher advanced packaging, instrumentation and flat panel display application sales. The decrease in our SLS segment sales was primarily due to lower shipments for semiconductor, medical and instrumentation applications as well as lower shipments for scientific and government research programs partially offset by higher shipments of flat panel display annealing systems.

GROSS PROFIT

Consolidated

Our gross profit rate increased to 41.8% in the third quarter of fiscal 2015 from 37.8% and increased to 41.2% from 39.4% in the first nine months of fiscal 2015 compared to the same periods one year ago.

The third quarter increase in the gross profit rate was primarily due to favorable product margins (4.3%) as a result of favorable mix in the microelectronics market and the favorable impact from foreign currency fluctuations. Also contributing to the increase in gross profit rate were lower warranty costs (0.3%) due to fewer warranty events. These increases were partially offset by higher other costs (0.7%) due primarily to an accrual for an ongoing customs audit.

The 1.8% increase in the gross profit rate during the first nine months of fiscal 2015 was primarily due to favorable product margins (0.9%) as a result of favorable mix in the microelectronics market and the favorable impact from foreign currency fluctuations net of unfavorable yields in certain business units. Also contributing to the increase in gross profit rate were lower warranty costs (0.4%) due to fewer warranty events and lower other costs (0.4%) primarily due to lower inventory charges net of higher duty and freight costs.

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

Specialty Lasers and Systems

The gross profit rate in our SLS segment increased to 45.4% in the third quarter of fiscal 2015 from 40.9% and increased to 44.5% from 42.5% in the first nine months of fiscal 2015 compared to the same periods one year ago.

The 4.5% third quarter increase in the gross profit rate was primarily due to favorable product margins (4.6%) resulting from favorable product mix in the microelectronics market related to improved mix in semiconductor applications with an increased percentage of higher margin service revenue and improved mix in system shipments to the flat panel display market and the favorable impact from foreign currency fluctuations partially offset by the impact of lower volumes in certain business units and unfavorable mix in the scientific and government programs market. Increases in other costs due to an accrual for an ongoing customs audit were offset by lower inventory charges.

The 2.0% increase in the gross profit rate during the first nine months of fiscal 2015 was primarily due to favorable product margins (1.2%), lower other costs (0.4%) primarily due to lower inventory charges net of costs resulting from an accrual for an ongoing customs audit, lower warranty costs (0.2%) due to fewer warranty events and lower intangibles amortization expense (0.1%). The 1.2% product margin improvement resulted from favorable product mix in the microelectronics and OEM components and instrumentation markets as well as favorable service mix and the favorable impact from foreign currency fluctuations partially offset by the impact of lower volumes in certain business units.

Commercial Lasers and Components

The gross profit rate in our CLC segment increased to 35.8% in the third quarter of fiscal 2015 from 31.6% and increased to 35.1% from 33.2% in the first nine months of fiscal 2015 compared to the same periods one year ago.

The 4.2% third quarter increase in the gross profit rate was primarily due to favorable product margins (5.0%) and lower warranty costs (0.5%) due to fewer warranty events partially offset by higher other costs (1.3%) as a percentage of sales due to higher inventory provisions in certain business units and higher freight costs. The 5.0% product margin improvement results from favorable product mix in the OEM components and instrumentation and materials processing markets as well as the impact of higher volumes.

The 1.9% increase in the gross profit rate during the first nine months of fiscal 2015 was primarily attributable to favorable product margin (0.8%), lower warranty costs (0.6%) due to fewer warranty events and lower other costs (0.5%) as a percentage of sales due to the impact of higher revenue volumes net of higher freight costs. The 0.8% product margin improvement results from favorable product mix in the OEM components and instrumentation and materials processing markets partially offset by unfavorable yields in certain business units.

OPERATING EXPENSES:

	Three Months Ended
	July 4, 2015		June 28, 2014
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$21,270	11.3%	$19,046	9.7%
Selling, general and administrative	36,154	19.2%	37,226	19.0%
Impairment of investment	2,017	1.1%	—	—%
Amortization of intangible assets	647	0.3%	841	0.4%
Total operating expenses	$60,088	31.9%	$57,113	29.1%

	Nine Months Ended
	July 4, 2015		June 28, 2014
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$61,467	10.4%	$60,396	10.2%
Selling, general and administrative	113,777	19.2%	116,413	19.7%
Impairment of investment	2,017	0.3%	—	—%
Amortization of intangible assets	2,009	0.3%	2,691	0.5%
Total operating expenses	$179,270	30.2%	$179,500	30.4%

Research and development

Quarterly

Research and development (“R&D”) expenses increased $2.2 million, or 12%, during the third fiscal quarter ended July 4, 2015 compared to the same quarter one year ago. The increase was primarily due to $2.3 million higher project spending as a result of lower customer reimbursements for development projects and higher spending on various projects partially offset by the favorable impact of foreign exchange rates. On a segment basis as compared to the prior year period, SLS research and development spending increased $1.5 million primarily due to higher net spending on projects due to lower customer reimbursements and higher project spending. CLC spending increased $0.6 million due to higher project spending. Corporate and other spending increased $0.1 million.

Year-to-date

R&D expenses increased $1.1 million, or 2%, during the nine months ended July 4, 2015 compared to the same period one year ago. The increase for the first nine months was primarily due to $1.5 million higher project spending as a result of lower customer reimbursements for development projects and higher spending on various projects partially offset by the favorable impact of foreign exchange rates and lower other variable spending ($0.4 million) including lower charges for increases in deferred compensation plan liabilities and lower stock-based compensation expense. On a segment basis as compared to the prior year period, SLS research and development spending decreased $0.1 million primarily due to lower spending on projects net of lower customer reimbursements. CLC project spending increased $1.3 million primarily due to higher spending on projects including lower customer reimbursements. Corporate and other spending decreased $0.2 million due primarily to lower charges for increases in deferred compensation plan liabilities and lower stock-related compensation expense.

Selling, general and administrative

Quarterly

Selling, general and administrative (“SG&A”) expenses decreased $1.1 million or 3%, during the third fiscal quarter ended July 4, 2015 compared to the same quarter one year ago. The decrease was primarily due to lower other net variable spending ($1.3 million) resulting from the favorable impact of foreign exchange rates and lower demo amortization partially offset by higher payroll spending ($0.2 million) resulting from higher variable compensation, salaries and benefits net of the favorable impact of foreign exchange rates. On a segment basis as compared to the prior year period, SLS segment expenses decreased $1.3 million primarily due to the lower payroll spending and lower other variable spending. CLC spending decreased $0.2 million primarily due to lower other net variable spending partially and lower payroll spending. Corporate and other spending increased $0.4 million primarily due to higher payroll spending.

Year-to-date

SG&A expenses decreased $2.6 million, or 2%, during the nine months ended July 4, 2015 compared to the same period one year ago. The decrease for the first nine months was primarily due to $2.3 million lower other net variable spending due in a large part to the favorable impact of foreign exchange rates, $1.7 million lower charges for increases in deferred compensation plan liabilities with the related income for increases in deferred compensation plan assets recorded in other income(expense) and $0.5 million lower stock-related compensation expense. The decreases were partially offset by increases of $1.1 million higher legal and other consulting costs and $0.8 million for higher payroll related spending resulting from higher variable compensation, salaries and benefits net of the favorable impact of foreign exchange rates. SLS segment expenses decreased $2.1 million primarily due to lower variable spending. CLC spending decreased $0.2 million primarily due to lower variable spending. Corporate and other spending decreased $0.3 million primarily due to lower charges for increases in deferred compensation plan liabilities and lower stock-related compensation expense partially offset by higher legal and other consulting costs and higher payroll spending.

Impairment of investment

On June 8, 2010, we invested $2.0 million in SiOnyx, Inc., a privately-held company. The investment was included in other assets and was being carried on a cost basis. During the third quarter of fiscal 2015 we determined that our investment became other-than temporarily impaired. As a result, we recorded a non-cash impairment charge of $2.0 million to operating expense in our results of operations in the third quarter of fiscal 2015.

Amortization of intangible assets

Amortization of intangible assets decreased $0.2 million in the three months ended July 4, 2015 and decreased $0.7 million during the nine months ended July 4, 2015 compared to the same periods last year. The decreases were primarily due to the completion of amortization of certain intangibles from prior acquisitions.

OTHER INCOME (EXPENSE) — NET

Other income, net of other expense, decreased $0.4 million and increased $0.1 million during the three and nine months ended July 4, 2015, respectively, compared to the same periods one year ago. The third quarter increase in net other expense was primarily due to lower gains, net of expenses, on our deferred compensation plan assets ($0.2 million) and higher net foreign exchange losses ($0.1 million). The increase in net other income for the first nine months of fiscal 2015 was primarily due to lower net foreign exchange losses ($2.3 million) due to higher unhedged exposure in the first nine months of fiscal 2014 and the significant movement of the Japanese Yen versus the Euro in the last month of the first quarter of fiscal 2014 as well as favorable changes in foreign exchange rates in the second quarter of fiscal 2015 compared to timing of hedge contracts. The increases were partially offset by $2.3 million lower gains, net of expenses, on our deferred compensation plan assets.

 INCOME TAXES

The effective tax rate on income before income taxes for the third quarter of fiscal 2015 of 26.7% and the effective tax rate on income before income taxes of 25.4% for the nine months ended July 4, 2015 were lower than the statutory rate of 35.0%
primarily due to differences related to the benefit of income subject to foreign tax rates that are lower than U.S. tax rates including South Korea and Singapore tax exemptions, the benefit of foreign tax credits and the benefit of federal research and development tax credits including renewal of the federal research and development credits for fiscal 2014. These amounts are partially offset by deemed dividend inclusions under the Subpart F tax rules, stock-based compensation not deductible for tax purposes and limitations on the deductibility of compensation under IRC Section 162(m).

The effective tax rate on income before income taxes for the third quarter of fiscal 2014 of 23.2% and the effective tax rate on income before income taxes of 25.3% for the nine months ended June 28, 2014 were lower than the statutory rate of 35.0% primarily due to differences related to the benefit of income subject to foreign tax rates that are lower than U.S. tax rates including South Korea and Singapore tax exemptions and the benefit of foreign tax credits. These amounts are partially offset by deemed dividend inclusions under the Subpart F tax rules, stock-based compensation not deductible for tax purposes and limitations on the deductibility of compensation under IRC Section 162(m).

LIQUIDITY AND CAPITAL RESOURCES

At July 4, 2015, we had assets classified as cash and cash equivalents and short-term investments, in an aggregate amount of $336.8 million, compared to $318.3 million at September 27, 2014. At July 4, 2015, approximately $251.6 million of this cash and securities was held in certain of our foreign subsidiaries, $72.8 million of which was denominated in currencies other than the U.S. dollar. We currently have approximately $244.9 million of cash held by foreign subsidiaries where we intend to permanently reinvest our accumulated earnings in these entities and our current plans do not demonstrate a need for these funds to support our domestic operations. If, however, a portion of these funds were needed for and distributed to our operations in the United States, we would be subject to additional U.S. income taxes and foreign withholding taxes. The amount of the taxes due would depend on the amount and manner of repatriation, as well as the location from where the funds are repatriated. We actively monitor the third-party depository institutions that hold these assets, primarily focusing on the safety of principal and secondarily maximizing yield on these assets. We diversify our cash and cash equivalents and investments among various financial institutions, money market funds, sovereign debt and other securities in order to reduce our exposure should any one of these financial institutions or financial instruments fail or encounter difficulties. To date, we have not experienced any material loss or lack of access to our invested cash, cash equivalents or short-term investments. However, we can provide no assurances that access to our invested cash, cash equivalents or short-term investments will not be impacted by adverse conditions in the financial markets.
In the second quarter of fiscal 2015 and the fourth quarter of fiscal 2014, we converted $42.3 million and $62.7 million, respectively, of cash and securities held in certain of our foreign subsidiaries to U.S. dollars and invested those funds within a European subsidiary whose functional currency is the U.S. dollar. At July 4, 2015, this subsidiary had $170.1 million of U.S. dollar denominated investments primarily on U.S. Treasury Securities, Corporate Notes and Commercial Paper. Accordingly, there is no translation expense arising from this entity holding U.S. dollar denominated investments. The converted funds are not intended to be repatriated to the U.S. and no U.S. tax was triggered on the transfer of these funds to the European subsidiary. See ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK below for more information about risks and trends related to foreign currencies.

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

	Nine Months Ended
	July 4, 2015	June 28, 2014
	(in thousands)
Net cash provided by operating activities	$68,835	$64,897
Sales of shares under employee stock plans	7,256	10,513
Repurchases of common stock	(25,009)	—
Capital expenditures	(16,187)	(17,862)

Net cash provided by operating activities increased by $3.9 million for the first nine months of fiscal 2015 compared to the same period one year ago. The increase in cash provided by operating activities was primarily due to higher cash flows from the timing of shipments of large systems from inventory, higher net income and lower net deferred taxes partially offset by lower cash flows from accounts receivable. We believe that our existing cash, cash equivalents and short term investments combined with cash to be provided by operating activities will be adequate to cover our working capital needs and planned capital expenditures for at least the next 12 months to the extent such items are known or are reasonably determinable based on current business and market conditions. However, we may elect to finance certain of our capital expenditure requirements through borrowings under our bank credit facilities or other sources of capital. We continue to follow our strategy to further strengthen our financial position by using available cash flow to fund operations.

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

On July 24, 2015, we acquired certain assets of Raydiance, Inc. ("Raydiance") for approximately $5.0 million, excluding transaction fees. On July 27, 2015, we acquired the assets and certain liabilities of the Tinsley Optics ("Tinsley") business from L-3 Communications Corporation for approximately $4.3 million, excluding transaction fees. See Note 16, "Subsequent Events".

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

On January 21, 2015, the Board of Directors authorized an additional stock repurchase program to repurchase up to $25.0 million of the Company's outstanding common stock from time to time through January 31, 2016. No repurchases have been made under this program as of July 4, 2015.

Additional sources of cash available to us were domestic and international currency lines of credit and bank credit facilities totaling $62.9 million as of July 4, 2015, of which $60.4 million was unused and available. These unsecured credit facilities were used in Europe, Japan and China during the first nine months of fiscal 2015. Our domestic line of credit consists of a $50 million unsecured revolving credit account, which expires on May 31, 2017 and is subject to covenants related to financial ratios and tangible net worth and we were in compliance with these covenants as of July 4, 2015. No amounts were outstanding on our domestic line of credit and $2.5 million of the international currency lines has been used as guarantees as of July 4, 2015.

Our ratio of current assets to current liabilities was 5.5:1 at July 4, 2015 compared to 5.8:1 at September 27, 2014. The decrease in our ratio is primarily due to increases in other current liabilities and decreases in inventories partially offset by increases in cash and short-term investments, prepaids and other assets and accounts receivable. Our cash and cash equivalents, short-term investments and working capital are as follows:

	July 4, 2015	September 27, 2014
	(in thousands)
Cash and cash equivalents	$103,138	$91,217
Short-term investments	233,628	227,058
Working capital	581,156	563,736

Contractual Obligations and Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Regulation S-K of the Securities Act of 1933. Information regarding our long-term debt payments, operating lease payments, asset retirement obligations, purchase commitments with suppliers and purchase obligations is provided in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended September 27, 2014. There have been no material changes in contractual obligations outside of the ordinary course of business since September 27, 2014. Information regarding our other financial commitments at July 4, 2015 is provided in the notes to the condensed consolidated financial statements in this filing.

Changes in Financial Condition

Cash provided by operating activities during the first nine months of fiscal 2015 was $68.8 million, which included net income of $49.1 million, depreciation and amortization of $24.6 million, stock-based compensation expense of $13.7 million, net decreases in deferred tax assets of $5.3 million, the impairment of our investment in SiOnyx of $2.0 million and $0.1 million other partially offset by cash used by operating assets and liabilities of $26.0 million. Cash provided by operating activities during the first nine months of fiscal 2014 was $64.9 million, which included net income of $40.0 million, depreciation and amortization of $27.3 million and stock-based compensation expense of $14.2 million partially offset by cash used by operating assets and liabilities of $13.1 million, net increases in deferred tax assets of $3.1 million and $0.4 million other.

Cash used in investing activities during the first nine months of fiscal 2015 was $19.1 million, which included $14.3 million used to acquire property and equipment and improve buildings net of proceeds from dispositions and $4.8 million net purchases of available-for-sale securities. Cash used in investing activities during the first nine months of fiscal 2014 was $31.3 million, which included $17.4 million used to acquire property and equipment and improve buildings net of proceeds from dispositions and $13.9 million net purchases of available-for-sale securities.

Cash used in financing activities during the first nine months of fiscal 2015 was $23.0 million, which included $25.0 million repurchases of common stock and $5.3 million net settlement of restricted stock partially offset by $7.3 million generated from our employee stock option and purchase plans. Cash provided by financing activities during the first nine months of fiscal 2014 was $3.6 million, which included $10.5 million generated from our employee stock option and purchase plans and $0.9 million net borrowings partially offset by $7.8 million outflows due to net settlement of restricted stock.

Changes in exchange rates during the first nine months of fiscal 2015 decreased our cash balances by $14.7 million. Changes in exchange rates during the first nine months of fiscal 2014 increased our cash balances by $2.0 million.

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

Interest rate sensitivity

A portion of our investment portfolio is composed of fixed income securities. These securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately (whether due to changes in overall market rates or credit worthiness of the issuers of our individual securities) and uniformly by 10% from levels at July 4, 2015, the fair value of the portfolio, based on quoted market prices in active markets involving similar assets, would decline by an immaterial amount due to their short-term maturities. We have the ability to generally hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. If necessary, we may sell short-term investments prior to maturity to meet our liquidity needs.

At July 4, 2015, the fair value of our available-for-sale debt securities was $216.3 million, all of which were classified as short-term investments.  Gross unrealized gains and losses on available-for-sale debt securities were $0.8 million and $0.1 million, respectively, at July 4, 2015.

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

At July 4, 2015, approximately $251.6 million of our cash, cash equivalents and short-term investments were held outside the U.S. in certain of our foreign operations, $72.8 million of which was denominated in currencies other than the U.S. dollar.

A hypothetical 10% change in foreign currency rates on our forward contracts would not have a material impact on our results of operations, cash flows or financial position.

The following table provides information about our foreign exchange forward contracts at July 4, 2015. The table presents the weighted average contractual foreign currency exchange rates, the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date and fair value. The U.S. fair value represents the fair value of the contracts valued at July 4, 2015 rates.

Forward contracts to sell (buy) foreign currencies for U.S. dollars (in thousands, except contract rates):

	Average Contract Rate	U.S. Notional Contract Value	U.S. Fair Value
Non-Designated - For US Dollars
Euro	1.1059	$(20,672)	$73
Japanese Yen	124.6394	$(2,449)	$32
British Pound	1.5239	$3,604	$(90)
Korean Won	1,116.4200	$11,073	$86
Chinese Renminbi	6.1410	$10,051	$(36)
Singaporian Dollar	1.3673	$(1,828)	$26
Malaysian Ringgit	3.6996	$940	$19

Non- Designated - For Euros:
Japanese Yen	124.7254	$5,395	$(11)

Designated - For Euros
Japanese Yen	120.763	$2,821	$83

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of July 4, 2015 (“Evaluation Date”).  The controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended July 4, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We currently purchase several key components and materials used in the manufacture of our products from sole source or limited source suppliers, both internal and external. Our failure to timely receive these key components and materials could cause delays in the shipment of our products. Some of these suppliers are relatively small private companies that may discontinue their operations at any time and which may be particularly susceptible to prevailing economic conditions. Some of our suppliers are located in regions which may be susceptible to natural disasters, such as the flooding in Thailand and the earthquake, tsunami and resulting nuclear disaster in Japan and severe flooding and power loss in the Eastern part of the United States in recent years. We typically purchase our components and materials through purchase orders or agreed upon terms and conditions and we do not have guaranteed supply arrangements with many of these suppliers. Some of our products, particularly in the flat panel display industry, require designs and specifications which are at the cutting-edge of available technologies. Our and our customers' designs and specifications frequently change to meet rapidly evolving market demands. Accordingly certain of our products require components and supplies which may be technologically difficult and unpredictable to manufacture. These characteristics further pressure the timely delivery of such components. We may fail to obtain these supplies in a timely manner in the future. We may experience difficulty identifying alternative sources of supply for certain components used in our products and may have to incur expenses and management distraction in assisting our current and future suppliers to meet our and our customers' technical requirements. We would experience further delays while identifying, evaluating and testing the products of these potential alternative suppliers. Furthermore, financial or other difficulties faced by these suppliers or significant changes in demand for these components or materials could limit their availability. We continue to consolidate our supply base and move supplier locations. When we transition locations we may increase our inventory of such products as a “safety stock” during the transition, which may cause the amount of inventory reflected on our balance sheet to increase. Additionally, many of our customers rely on sole source suppliers. In the event of a disruption of our customers' supply chain, orders from our customers could decrease or be delayed.

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

In the flat panel display market, there are a relatively limited number of manufacturers who are the end customers for our annealing products.  In each of our last three fiscal years, Advanced Process Systems Corporation, an integrator in the flat panel display market, has contributed more than 10% of our revenue. In addition, Japan Steel Works Ltd, another integrator in the flat panel display market, contributed more than 10% of our revenue in the third quarter of fiscal 2015. Given macroeconomic conditions, varying consumer demand and technical process limitations at manufacturers, our customers may seek to reschedule or cancel orders. This was recently seen with a requested expedited shipment of a Linebeam 1500 product for our third fiscal quarter of 2015, which delivery date was then changed at the customer’s request back to its originally scheduled date in the fourth fiscal quarter of 2015. Since these larger flat panel-related systems represent a large average selling price, rescheduling or canceling an order will likely have a significant impact on our net sales and results of operations. Additionally, challenges in meeting evolving technological requirements for these complex products by us and our suppliers could also result in delays in shipments, rescheduled or canceled orders by our customers. This could negatively impact our backlog, timing of net sales and results of operations.

As of July 4, 2015, flat panel display systems represented 37% of our backlog. Given our backlog includes these higher average selling price flat panel display systems, any delays or cancellation of shipments could have a material adverse effect on our financial results.

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

For the three and nine months ended July 4, 2015, 72% and 73% of our net sales were derived from customers outside of the United States. For fiscal 2014, fiscal 2013 and fiscal 2012, 74%, 77%, and 76%, respectively, of our net sales were derived from customers outside of the United States. We anticipate that foreign sales, particularly in Asia, will continue to account for a significant portion of our net sales in the foreseeable future.

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

As a global company, we are subject to taxation in the United States and various other countries and jurisdictions. Significant judgment is required to determine worldwide tax liabilities. Our future tax rates could be affected by changes in the composition of earnings in countries or states with differing tax rates, changes in the valuation of our deferred tax assets and liabilities, or changes in the tax laws, or the interpretation of such tax laws, including the Base Erosion Profit Shifting (“BEPS”) project being conducted by the Organization for Economic Co-operation and Development (“OECD”). We are also engaged in discussions with various tax authorities regarding the appropriate level of profitability for Coherent entities and this may result in changes to our worldwide tax liabilities. In addition, we are subject to regular examination of our income tax returns by the Internal Revenue Service (“IRS”) and other tax authorities. From time to time the United States, foreign and state governments make substantive changes to tax rules and the application of rules to companies, including various announcements from the United States government potentially impacting our ability to defer taxes on international earnings. We regularly assess the likelihood of favorable or unfavorable outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. Although we believe our tax estimates are reasonable, there can be no assurance that any final determination will not be materially different than the treatment reflected in our historical income tax provisions and accruals, which could materially and adversely affect our operating results and financial condition.
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

For the three and nine months ended July 4, 2015, our research and development costs were $21.3 million (11.3% of net sales) and $61.5 million (10.4% of net sales). For our fiscal years 2014, 2013 and 2012, our research and development costs were $79.1 million (10.0% of net sales), $82.8 million (10.2% of net sales) and $78.3 million (10.2% of net sales), respectively. We cannot assure you that our expenditures for research and development will result in the introduction of new products or, if such products are introduced, that those products will achieve sufficient market acceptance or to generate sales to offset the costs of development. Our failure to address rapid technological changes in our markets could adversely affect our business and results of operations.

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

Coherent, Inc.
(Registrant)

Date:	August 12, 2015	/s/:	JOHN R. AMBROSEO
John R. Ambroseo
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 12, 2015	/s/:	HELENE SIMONET
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