Form 10-K
period 2015-10-03
COHERENT INC
filed 2015-12-01
CIK 21510

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 3, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Use these links to rapidly review the document

PART IV

As of November 30, 2015, 24,187,438 shares of common stock were outstanding. The aggregate market value of the voting shares (based on the closing price reported on the NASDAQ Global Select Market on April 4, 2015, of Coherent, Inc., held by nonaffiliates was approximately $1,384,567,684. For purposes of this disclosure, shares of common stock held by persons who own 5% or more of the outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the Rules and Regulations of the Exchange Act. This determination of affiliate status is not necessarily conclusive.
DOCUMENT INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the registrant's fiscal 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of the Form 10-K to the extent stated herein. The Proxy Statement or an amended report on Form 10-K will be filed within 120 days of the registrant's fiscal year ended October 3, 2015.

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
•compliance with standards;
•future dividends;

•effect of our internal controls;
•optimization of financial results;
•repatriation of funds;
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

PART I

ITEM 1.    BUSINESS
GENERAL
Business Overview
Our fiscal year ends on the Saturday closest to September 30. Fiscal years 2015, 2014 and 2013 ended on October 3, September 27, and September 28, respectively, and are referred to in this annual report as fiscal 2015, fiscal 2014 and fiscal 2013 for convenience. Fiscal year 2015 included 53 weeks and fiscal years 2014 and 2013 included 52 weeks.
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
We are organized into two operating segments: Specialty Lasers and Systems ("SLS") and Commercial Lasers and Components ("CLC"). This segmentation reflects the go-to-market strategies for various products and markets. While both segments deliver cost-effective photonics solutions, SLS develops and manufactures configurable, advanced performance products largely serving the microelectronics, scientific research and government programs and original equipment manufacturer ("OEM") components and instrumentation markets. The size and complexity of many of the SLS products require service to be performed at the customer site by factory-trained field service engineers. CLC focuses on higher volume products that are offered in set configurations. The product architectures are designed for easy exchange at the point of use such that substantially all product service and repairs are based upon advanced replacement and depot (i.e., factory) repair. CLC's primary markets include materials processing, OEM components and instrumentation and microelectronics.
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
Key laser applications include: semiconductor inspection; manufacturing of advanced PCBs; flat panel display manufacturing; solar cell production; medical and bio-instrumentation; materials processing; metals cutting and welding; industrial process and quality control; marking; imaging and printing; graphic arts and display; and, research and development. For example, ultraviolet (“UV”) lasers are enabling the move towards miniaturization, which drives innovation and growth in many markets. In addition, the advent of industrial grade ultrafast lasers continues to open up new applications for laser processing.
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

Microelectronics
Nowhere is the trend towards miniaturization more prevalent than in the Microelectronics market where smart phones, tablets, personal computers ("PC's"), televisions ("TV's") and now "wearables" are driving advances in displays, integrated circuits and PCBs. In response to market demands and expectations, semiconductor and device manufacturers are continually seeking to improve their process and design technologies in order to manufacture smaller, more powerful and more reliable devices at lower cost. New laser applications and new laser technologies are a key element in delivering higher resolution and higher precision at lower manufacturing cost.
We support three major markets in the microelectronics industry: (1) flat panel display ("FPDs") manufacturing, (2) advanced packaging and interconnects and (3) semiconductor front-end.
Microelectronics—flat panel display manufacturing
The high-volume consumer market is driving the production of FPDs in applications such as mobile phones, tablets, laptop computers, TVs and wearables. There are several types of established and emerging displays based on quite different technologies, including liquid crystal ("LCD") and organic light emitting diodes ("OLED"). Each of these technologies utilize laser applications due to the fact that lasers enable higher process speed, better yield, improved battery life, lower cost and/or superior display brightness and resolution.
Several display types require a high-density pattern of silicon thin film transistors ("TFTs"). If this silicon is polycrystalline, the display performance is greatly enhanced. In the past, these polysilicon layers could only be produced on expensive special glass at high temperatures. However, excimer-based processes, such as excimer laser annealing ("ELA") have allowed high-volume production of low-temperature polysilicon ("LTPS") on conventional glass substrates. Our excimer lasers provide a unique solution for LTPS because they are the only industrial-grade excimer lasers with the high pulse energy optimized for this application. The current state-of-the-art product for this application is our excimer VYPER laser, which delivers over 1000W of power, enabling customers to scale to current Generation 5.5 & 6 substrates all the way up to Generation 8 sizes. These systems are integral to the manufacturing process on all leading LTPS-based smart phone displays, with the highest commercially available pixel densities of greater than 300 pixels per inch (ppi), with the current trends going to even higher ppi for high end smart phones, and hold the potential for deployment in tablet display and OLED TV manufacturing.
Our AVIA, Rapid, Talisker and DIAMOND lasers are also used in other production processes for FPDs. These processes include drilling, cutting, patterning, marking and yield improvement.
During fiscal 2015 we introduced a range of new industry leading products and product platforms, including ultrafast lasers with pulse durations below 1 pico second (ps), or femto second (fs) lasers. Ps and fs lasers are commonly referred to collectively as “ultrafast” lasers. Our new fs lasers, Monaco and Rapid FX, offer performances ideal for industrial applications in microelectronics, materials processing and medical applications coupled with superior reliability and cost of ownership.
We also introduced a new laser based on our DIAMOND J-series using carbon-monoxide ("CO") as the lasing medium. CO lasers produce laser radiation in a wavelength region where there are few commercially available laser sources and none at powers suitable for materials processing. The unique wavelength range of this laser opens up laser processing to additional materials and can improve the precision and throughput with which we process some traditional carbon dioxide ("CO2") laser applications, including in the areas of materials processing, medical therapy and microelectronics. We are the only supplier of commercial, high power CO lasers.
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
There are similar trends in chip packaging and PCB manufacturing requiring more compact packaging and denser interconnects. In many cases, lasers present enabling technologies. For instance, lasers are now the only economically practical method for drilling microvias in chip substrates and in both rigid and flexible PCBs. These microvias are tiny interconnects that are essential for enabling high-density circuitry commonly used in smart phones, tablets and advanced computing systems. Our DIAMOND CO2 and AVIA diode pumped solid state ("DPSS") lasers are the lasers of choice in this application. The ability of these lasers to operate at very high repetition rates translates into faster drilling speeds and increased throughput in microvia processing applications. In addition, multi-layer circuit boards require more flexible production methods than conventional printing technologies can offer, which has led to widespread adoption of laser direct imaging ("LDI"). Our Paladin laser is used for this application.
Lasers have also become a valuable tool in high-brightness ("HB") light-emitting diode ("LED") manufacturing, improving LED performance and yield. LEDs have widespread adoption as the light source in all categories of LCD displays, from phones all the way to full size TVs and moving into general lighting. Our lasers are used in back-end processing of HB-LEDs.
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
Our Semiconductor business provides higher power arrays with powers in excess of 50 kilowatts through proprietary cooling and stacking technology. This unique technology provides the engine for both our Highlight direct diode systems as well as our Highlight multi-kilowatt class fiber lasers. Our differentiated fiber laser design offers our customers a higher level of integration and additional options for product serviceability. Our fiber lasers are used for metal cutting, cladding, welding and additive manufacturing applications.
Complementing our high power solid state lasers is our industry leading DIAMOND E1000 CO2 laser. This laser remains in high demand due to its high power, small size and completely sealed design—all ideal for materials processing.
With the broadest product portfolio in the laser industry, we offer solutions for almost any application on any material to our customers. Combining the high power Direct Diode, Fiber and CO2 products with our META flatbed cutting tool provides a strong, compelling four-pronged approach to meeting the needs of our diverse high power materials processing customers. We are vertically integrated with world class diode and active fiber manufacturing, which makes us very well positioned to succeed in both the near and long term in the high power fiber laser market.
We also participate in the low to medium power area, including such applications as the cutting, drilling and joining of a host of materials using our DIAMOND CO and CO2 lasers; Highlight fiber array product ("FAP") semiconductor lasers in OEM opportunities and direct end user applications with META cutting tools; applications including cutting, perforating and scoring of paper, thin metals and packaging materials; and various cutting and patterning applications in the textile, wood and sign industries. In the specific area of textiles and clothing, our DIAMOND lasers service older applications, such as cutting complex shapes in leather for footwear, as well as newer applications such as creating detailed fade patterns on designer denims.
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
With our large portfolio of Ultrafast laser technology, we serve customers with a variety of laser micromachining solutions, including our Integrated Optics Systems group which will develop sub systems and new applications in the fast growing micro materials processing market.
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
Bio-instrumentation
Bio-instrumentation applications for lasers include bio-agent detection for point source and standoff detection of pathogens or other bio-toxins; confocal microscopy for biological imaging that allows researchers and clinicians to visualize cellular and subcellular structures and processes with an incredible amount of detail; DNA sequencing that provides automation and data acquisition rates that would be impossible by any other method; drug discovery—genomic and proteomic analyses that enable drug discovery to proceed at very high throughput rates; and flow cytometry for analyzing single cells or populations of cells in a heterogeneous mixture, including blood samples. Our OBIS, Flare, Galaxy, Sapphire, BioRay and Genesis lasers are used in several bio-instrumentation applications.
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
Scientific research and government programs
We are widely recognized as a technology innovator and the scientific market has historically provided an ideal "test market" for our leading-edge innovations. These have included ultrafast lasers, DPSS lasers, continuous-wave ("CW") systems, excimer gas lasers and water-cooled ion gas lasers. Our portfolio of lasers that address the scientific research market is broad and includes our Chameleon, COMPexPro, Evolution, Fidelity, Legend, Libra, MBD, MBR, Monaco, Vitara, Mephisto, Mira and Verdi lasers. Many of the innovations and products pioneered in the scientific marketplace have become commercial successes for both our OEM customers and us.
We have a large installed base of scientific lasers which are used in a wide range of applications spanning virtually every branch of science and engineering. These applications include biology and life science, engineering, physical chemistry and physics. Most of these applications require the use of ultrafast lasers that enable the generation of pulses short enough to be measured in femto- or attoseconds (10-15 to 10-18 seconds). Because of these very short pulse durations, ultrafast lasers enable the study of fundamental physical and chemical processes with temporal resolution unachievable with any other tool. These lasers also deliver very high peak power and large bandwidths, which can be used to generate many exotic effects. Some of these are now finding their way into mainstream applications, such as microscopy or materials processing. The use of ultrafast lasers such as the Chameleon in microscopy is now a common occurrence in bio-imaging labs, and they have become a crucial tool in modern brain research. We recently released a new product called the Chameleon Discovery targeted to this market.
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

The trend for thinner and lighter devices is impacting the glass substrates used in today’s mobile devices requiring thinner glass with higher degrees of mechanical strength and scratch resistance. This trend also includes use of sapphire instead of glass. Mechanical means of cutting these glass and sapphire pieces are no longer adequate to meet future requirements and we expect lasers to play an increased role. Our CO, CO2, Monaco and Rapid lasers are well positioned to take advantage of this trend.
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
The same lasers plus Monaco, Rapid FX, CO and CO2 are also widely adopted for back end Advanced Packaging and Interconnect (API) applications. With dimension roadmaps showing a decade of dimension shrink on PCBs, interconnects, Silicon & LED scribe widths and wafer thickness, we believe that our portfolio of lasers aligns well with these demands as well as new processes that seem likely to be enabled by our lasers, to meet the increasing demands and decreasing tolerances of these markets.
Materials processing
The market for low to medium power CO2, solid state and semiconductor lasers used in industrial materials processing is very diverse. New product introductions such as our Diamond J-series CO2 and CO lasers continue to support our growth in this area. These lasers represent a cost-effective manufacturing solution for cutting, joining, marking and engraving of non-metal materials including marking/coding, flat bed cutting, engraving, as well as the production of capital equipment for apparel and leather goods manufacturing.
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
We have developed an expanded portfolio of lasers with a broad spectrum of wavelengths and power levels, enabling optimum solutions for virtually every metal and non-metal material type. At the same time, the higher reliability of these products has lowered the cost of ownership.
OEM components and instrumentation
The bio instrumentation market is on a steady path in the most important areas: microscopy, flow cytometry and DNA sequencing, which all are enjoying solid research funding on a worldwide basis with some local variations. In this field, our OPSL technology gives us differentiated products at a number of important wavelengths. This advantage coupled with strong focus on meeting our customers’ demands for more compact and cost effective sources has made us very successful and we expect that to continue. Our OPSL technology resulted in the first truly continuous wave solid-state UV laser which enables the use of UV in a clinical as well as a research environment.

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

Market	Application	Technology
Microelectronics	Flat panel display	CO, CO2 DPSS Excimer Ultrafast Semiconductor
	Advanced packaging and interconnects	CO, CO2 DPSS Excimer Ultrafast
	Semiconductor front-end	CO2 DPSS OPSL Excimer Ion
Materials processing	Metal cutting, drilling, joining, cladding, surface treatment and additive manufacturing	CO2 Fiber Semiconductor Laser Machine Tools Ultrafast
	Laser marking and coding	CO2 DPSS Ultrafast
	Non-metal cutting, drilling	CO, CO2 DPSS Ultrafast Excimer Semiconductor Laser Machine Tools
OEM components and instrumentation	Bio-Instrumentation	DPSS OPSL Semiconductor
	Graphic arts and display	OPSL CO2
	Medical therapy (OEM)	CO, CO2 DPSS Ultrafast Excimer OPSL Semiconductor
Scientific research and government programs	All scientific applications	DPSS Excimer OPSL Ultrafast
*Coherent sells its laser measurement and control products into a number of these applications.
In addition to products we provide, we invest routinely in the core technologies needed to create substantial differentiation for our products in the marketplace. Our semiconductor, crystal, fiber and large form factor optics facilities all maintain an external customer base providing value-added solutions. We direct significant engineering efforts to produce unique solutions targeted for internal consumption. These investments, once integrated into our broader product portfolio, provide our customers with uniquely differentiated solutions and the opportunity to substantially enhance the performance, reliability and capability of the products we offer.

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
Fiber lasers
Fiber lasers use semiconductor lasers to pump a doped optical fiber to produce a laser beam. The unique features of a fiber laser make them suitable for producing high power, continuous wave laser beams. We introduced a multi kilowatt fiber laser platform in fiscal 2015. Our fiber laser design has several unique features including a modular design for improved serviceability and diode bar based pumping. Due to packaging efficiency, diode bars reduce the overall cost of a fiber laser. Some of the most critical components inside a fiber laser include the gain fiber itself and the diodes providing the pump power. We are well positioned as a fiber laser supplier since we are vertically integrated with respect to these key technologies; we use diode bars and fiber manufactured in-house. We plan to continue to drive cost reduction in our diode laser pumps and demonstrate the scalability of the platform by moving up the power scale into the multi kilowatt regime. This platform will address the large growing high power metal cutting and joining market.
Gas lasers (CO, CO2, Excimer, Ion)
The breadth of our gas laser portfolio is industry leading, encompassing CO, CO2, excimer and ion laser technologies. Gas lasers derive their name from the use of one or more gases as a lasing medium. They collectively span an extremely diverse and useful emission range, from the very deep ultraviolet to the far infrared. This diverse range of available wavelengths, coupled with high optical output power, and an abundance of other attractive characteristics, makes gas lasers extremely useful and popular for a variety of microelectronics, scientific, medical therapeutic and materials processing applications.
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
Our OPSL products are well suited to a wide range of applications, including the bio-instrumentation, medical therapeutics and graphic arts and display markets. We continue to expand our ultraviolet version of the OPSL platform called the Genesis, which was developed for the bio-instrumentation market.
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
The extremely short duration of UF laser pulses enables temporally resolving fast events like the dynamics of atoms or electrons. In addition, the high peak power enables so-called non-linear effects where several photons can be absorbed by a molecule at the same time. This type of process enables applications like multi-photon excitation microscopy or UF ablation of materials with high precision and minimal thermal damage. The use of our ultrafast lasers in applications outside science has been growing rapidly over the last several years, particularly in microelectronics and materials processing applications.
SALES AND MARKETING
We primarily market our products in the United States through a direct sales force. Our foreign sales are made principally to customers in South Korea, Japan, Germany, China and other European and Asia-Pacific countries. We sell internationally through direct sales personnel located in Canada, France, Germany, Italy, Japan, the Netherlands, China, South Korea, Taiwan and the United Kingdom, as well as through independent representatives in certain jurisdictions around the world. Foreign sales accounted for 73% of our total net sales in fiscal 2015, 74% of our total net sales in fiscal 2014 and 77% of our total net sales in fiscal 2013. Sales made to independent representatives and distributors are generally priced in U.S. dollars. A large portion of foreign sales that we make directly to customers are priced in local currencies and are therefore subject to currency exchange fluctuations. Foreign sales are also subject to other normal risks of foreign operations such as protective tariffs, export and import controls and political instability.
We had one customer, Advanced Process Systems Corporation, who contributed more than 10% of revenue during fiscal 2015, 2014 and 2013.
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
RESEARCH AND DEVELOPMENT
We are constantly developing and introducing new products as well as improving and refining existing products to better serve the markets we participate in. Our development efforts are focused on designing and developing products, services and solutions that anticipate customers' changing needs and emerging technological trends. Our efforts are also focused on identifying the areas where we believe we can make valuable contributions. Research and development expenditures for fiscal 2015 were $81.5 million, or 10.2% of net sales compared to $79.1 million, or 10.0% of net sales for fiscal 2014 and $82.8 million, or 10.2% of net sales for fiscal 2013. We work closely with customers, both individually and through our sponsored seminars, to develop products to meet customer application and performance needs. In addition, we are working with leading research and educational institutions to develop new photonics based solutions.

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
As part of our strategy to increase our market share and customer support in Asia as well as our continuing efforts to manage costs, we have transferred the production of additional products into both of our Singapore and Malaysia factories. In addition, we expanded our repair activities in our China operation. This has allowed us to reduce service response time and inventories, providing benefits to us and to our customers. We have also established an International Procurement Office in Singapore and have been increasing our sourcing of materials from Asia to reduce material costs on a global basis. In fiscal 2012, we opened a tube refurbishment manufacturing site in South Korea to better service our customers in that region. In fiscal 2013, we expanded our manufacturing presence in Germany through the acquisition of Lumera. In fiscal 2015, we increased our vertical integration capabilities with the asset acquisition of the Tinsley Optics business from L-3 Communications Corporation.
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
Operations
Our products are manufactured at our sites in Santa Clara, Sunnyvale and Richmond, California; Wilsonville, Oregon; East Hanover, New Jersey; Bloomfield, Connecticut; Salem, New Hampshire; Lübeck, Germany; Göttingen, Germany; Kaiserslautern, Germany; Glasgow, Scotland; YongIn-Si, South Korea; Kallang Sector, Singapore; and Penang, Malaysia. In addition, we also use contract manufacturers for the production of certain assemblies and turnkey solutions. Our ion gas lasers, a portion of our DPSS lasers that are used in microelectronics, scientific research and materials processing applications, semiconductor lasers, OPS lasers, fiber lasers and ultrafast scientific lasers are manufactured at our Santa Clara, California site. Our laser diode module products, laser instrumentation products, test and measurement equipment products are manufactured in Wilsonville, Oregon. We manufacture exotic crystals in East Hanover, New Jersey and both active and passive fibers are manufactured in our Salem, New Hampshire facility. Our CO2 and CO gas lasers are manufactured in Bloomfield, Connecticut. We manufacture a portion of our DPSS lasers used in microelectronics and OEM components and instrumentation applications in Lübeck, Germany. We manufacture a portion of our DPSS lasers used in microelectronics, OEM components and instrumentation and materials processing applications in Kaiserslautern, Germany. Our excimer gas laser products are manufactured in Göttingen, Germany. We refurbish excimer tubes at our manufacturing site in South Korea. We manufacture the fiber-based lasers and a portion of our DPSS lasers used in microelectronics and scientific research applications in Glasgow, Scotland. Our facility in Sunnyvale, California grows the aluminum-free materials that are incorporated into our semiconductor lasers. Our facility in Richmond, California manufactures large form factor optics for our Linebeam excimer laser annealing systems. We have transferred several products and subassemblies for manufacture at our Singapore and Malaysia facilities and are continuing to transfer additional product manufacturing to Singapore and Malaysia as part of our worldwide manufacturing cost reduction strategy.

INTELLECTUAL PROPERTY
We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. As of October 3, 2015, we held approximately 484 U.S. and foreign patents, which expire from 2015 through 2032 (depending on the payment of maintenance fees) and we have approximately 139 additional pending patent applications that have been filed. The issued patents cover various products in all of the major markets that we serve.
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
COMPETITION
Competition in the various photonics markets in which we provide products is very intense. We compete against a number of companies including CVI Melles Griot, GSI Group, Inc., IPG Photonics Corporation, Lumentum Holdings Inc., Newport Corporation, Rofin-Sinar Technologies, Inc., Trumpf GmbH, as well as other smaller companies. We compete globally based on our broad product offering, reliability, cost, and performance advantages for the widest range of commercial and scientific research applications. Other considerations by our customers include warranty, global service and support and distribution.
BACKLOG
At fiscal 2015 year-end, our backlog of orders scheduled for shipment (within one year) was $309.5 million compared to $328.3 million at fiscal 2014 year-end. By segment, backlog for SLS was $219.3 million and $253.0 million, respectively, at fiscal 2015 and 2014 year-ends. Backlog for CLC was $90.2 million and $75.3 million, respectively, at fiscal 2015 and 2014 year-ends. The decrease in SLS backlog from fiscal 2014 to fiscal 2015 year-end is primarily due to timing of large excimer laser annealing system shipments net of new orders for the flat panel display market, which explains the decrease in overall company backlog as well. Orders used to compute backlog are generally cancelable without substantial penalties. Historically, the rate of cancellation experienced by us has not been significant though we cannot guarantee that cancellations will not increase in the future.
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
EMPLOYEES
As of fiscal 2015 year-end, we had 2,586 employees. Approximately 407 of our employees are involved in research and development; 1,572 of our employees are involved in operations, manufacturing, service and quality assurance; and 607 of our employees are involved in sales, order administration, marketing, finance, information technology, general management and other administrative functions. Our success will depend in large part upon our ability to attract and retain employees. We face competition in this regard from other companies, research and academic institutions, government entities and other organizations. We consider our relations with our employees to be good.
ACQUISITIONS
In July 2015, we acquired certain assets of Raydiance, Inc. ("Raydiance") for approximately $5.0 million, excluding transaction costs. Raydiance had manufactured complete tools and lasers for ultrafast processing systems and subsystems in the precision micromachining processing market. The Raydiance assets have been included in our Specialty Lasers and Systems segment.
In July 2015, we acquired the assets and certain liabilities of the Tinsley Optics ("Tinsley") business from L-3 Communications Corporation for approximately $4.3 million, excluding transaction costs. Tinsley is a specialized manufacturer of high precision optical components and subsystems sold primarily in the aerospace and defense industry. Tinsley manufactures the large form factor optics for our excimer laser annealing systems. Tinsley has been included in our Specialty Lasers and Systems segment.

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
We may face the potential of increasing complexity in our product designs and procurement operations due to the evolving nature of product compliance standards. Those standards may impact the material composition of our products entering specific markets. Such regulations went into effect in the European Union ("EU") in 2006, (The Restriction of Hazardous Substances Directive (RoHS)) and 2007 (Registration, Evaluation, Authorisation and Restriction of Chemicals (REACH)), and China in 2007 (Management Methods for Controlling Pollution Caused by Electronic Information Products Regulation (China-RoHS)), and the US Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. Furthermore, we could face costs and liabilities in connection with product take-back legislation. Beginning in 2006, the EU Waste Electrical and Electronic Equipment Directive made producers of electrical goods financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. Similar laws are now pending in various jurisdictions around the world, including the United States.
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
FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES
Financial information relating to foreign and domestic operations for fiscal years 2015, 2014 and 2013, is set forth in Note 15, "Segment and Geographic Information" of our Notes to Consolidated Financial Statements under Item 15 of this annual report.

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

•	the timing of receipt and conversion of bookings to net sales;

•	the concentration of a significant amount of our backlog, and resultant net sales, with a few customers;

•	rescheduling of shipments or cancellation of orders by our customers;

•	fluctuations in our product mix;

•	the ability of our customers' other suppliers to provide sufficient material to support our customers' products;

•	currency fluctuations and stability, in particular the Euro, the Japanese Yen, the South Korean Won, the Chinese Renminbi and the US dollar as compared to other currencies;

•	commodity pricing;

•	introductions of new products and product enhancements by our competitors, entry of new competitors into our markets, pricing pressures and other competitive factors;

•	our ability to develop, introduce, manufacture and ship new and enhanced products in a timely manner without defects;

•	our ability to manage our manufacturing capacity and that of our suppliers;

•	our reliance on contract manufacturing;

•	the rate of market acceptance of our new products;

•	the ability of our customers to pay for our products;

•	expenses associated with acquisition-related activities;

•	seasonal sales trends;

•	access to applicable credit markets by us, our customers and their end customers;

•	delays or reductions in customer purchases of our products in anticipation of the introduction of new and enhanced products by us or our competitors;

•	our ability to control expenses;

•	the level of capital spending of our customers;

•	potential excess and/or obsolescence of our inventory;

•	costs and timing of adhering to current and developing governmental regulations and reviews relating to our products and business;

•	costs related to acquisitions of technology or businesses;

•	impairment of goodwill, intangible assets and other long-lived assets;

•	our ability to meet our expectations and forecasts and those of public market analysts and investors;

•	the availability of research funding by governments with regard to our customers in the scientific business, such as universities;

•	continued government spending on defense-related projects where we are a subcontractor;

•	maintenance of supply relating to products sold to the government on terms which we would prefer not to accept;

•	changes in policy, interpretations, or challenges to the allowability of costs incurred under government cost accounting standards;

•	damage to our reputation as a result of coverage in social media, Internet blogs or other media outlets;

•	managing our and other parties' compliance with contracts in multiple languages and jurisdictions;

•	managing our internal and third party sales representatives and distributors, including compliance with all applicable laws;

•	impact of government economic policies on macroeconomic conditions;

•	costs and expenses from litigation;

•	costs associated with designing around or payment of licensing fees associated with issued patents in our fields of business;

•	government support of alternative energy industries, such as solar;

•	the future impact of legislation, rulemaking, and changes in accounting, tax, defense procurement, or export policies; and

•	distraction of management related to acquisition or divestment activities.
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
Due to these and other factors, such as varying product mix, we believe that quarter-to-quarter and year-to-year comparisons of our historical operating results may not be meaningful. You should not rely on our results for any quarter or year as an indication of our future performance. Our operating results in future quarters and years may be below public market analysts' or investors' expectations, which would likely cause the price of our stock to fall. In addition, over the past several years, U.S. and global equity markets have experienced significant price and volume fluctuations that have affected the stock prices of many technology companies both in and outside our industry. There has not always been a direct correlation between this volatility and the performance of particular companies subject to these stock price fluctuations. These factors, as well as general economic and political conditions or investors' concerns regarding the credibility of corporate financial statements, may have a material adverse effect on the market price of our stock in the future.

We depend on sole source or limited source suppliers, both internal and external, for some of our key components and materials, including exotic materials, certain cutting-edge optics and crystals, in our products, which make us susceptible to supply shortages or price fluctuations that could adversely affect our business.
We currently purchase several key components and materials used in the manufacture of our products from sole source or limited source suppliers, both internal and external. Our failure to timely receive these key components and materials could cause delays in the shipment of our products. Some of these suppliers are relatively small private companies that may discontinue their operations at any time and which may be particularly susceptible to prevailing economic conditions. Some of our suppliers are located in regions which may be susceptible to natural disasters, such as the flooding in Thailand and the earthquake, tsunami and resulting nuclear disaster in Japan and severe flooding and power loss in the Eastern part of the United States in recent years. Some may be vulnerable to man-made disasters, such as the recent worldwide shortage of neon gas as a result of the conflict in Ukraine. We typically purchase our components and materials through purchase orders or agreed upon terms and conditions and we do not have guaranteed supply arrangements with many of these suppliers. Some of our products, particularly in the flat panel display industry, require designs and specifications which are at the cutting-edge of available technologies. Our and our customers' designs and specifications frequently change to meet rapidly evolving market demands. Accordingly certain of our products require components and supplies which may be technologically difficult and unpredictable to manufacture. By their very nature, these types of components may only be available by a single supplier. These characteristics further pressure the timely delivery of such components. We may fail to obtain these supplies in a timely manner in the future. We may experience difficulty identifying alternative sources of supply for certain components used in our products and may have to incur expenses and management distraction in assisting our current and future suppliers to meet our and our customers' technical requirements. We would experience further delays while identifying, evaluating and testing the products of these potential alternative suppliers. Furthermore, financial or other difficulties faced by these suppliers or significant changes in demand for these components or materials could limit their availability. We continue to consolidate our supply base and move supplier locations. When we transition locations we may increase our inventory of such products as a “safety stock” during the transition, which may cause the amount of inventory reflected on our balance sheet to increase. Additionally, many of our customers rely on sole source suppliers. In the event of a disruption of our customers' supply chain, orders from our customers could decrease or be delayed.
Any interruption or delay in the supply of any of these components or materials, or the inability to obtain these components and materials from alternate sources at acceptable prices and within a reasonable amount of time, or our failure to properly manage these moves, would impair our ability to meet scheduled product deliveries to our customers and could cause customers to cancel orders. We have historically relied exclusively on our own production capability to manufacture certain strategic components, crystals, semiconductor lasers, lasers and laser-based systems. Because we manufacture, package and test these components, products and systems at our own facilities, and such components, products and systems are not readily available from other sources, any interruption in manufacturing would adversely affect our business. Since many of our products have lengthy qualification periods, our ability to introduce multiple suppliers for parts may be limited. In addition, our failure to achieve adequate manufacturing yields of these items at our manufacturing facilities may materially and adversely affect our operating results and financial condition.
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
In the flat panel display market, there are a relatively limited number of manufacturers who are the end customers for our annealing products. In each of our last three fiscal years, Advanced Process Systems Corporation, an integrator in the flat panel display market based in South Korea, has contributed more than 10% of our revenue. Given macroeconomic conditions, varying consumer demand and technical process limitations at manufacturers, our customers may seek to reschedule or cancel orders. This was recently seen with a requested expedited shipment of a Linebeam 1500 product for our third fiscal quarter of 2015, which delivery date was then changed at the customer’s request back to its originally scheduled date in the fourth fiscal quarter of 2015. Since these larger flat panel-related systems represent a large average selling price, rescheduling or canceling an order will likely have a significant impact on either our quarterly or annual net sales and results of operations. Additionally, challenges in meeting evolving technological requirements for these complex products by us and our suppliers could also result in delays in shipments, rescheduled or canceled orders by our customers. This could negatively impact our backlog, timing of net sales and results of operations.
As of October 3, 2015, flat panel display systems represented 32% of our backlog. Since our backlog includes higher average selling price flat panel display systems, any delays or cancellation of shipments could have a material adverse effect on our financial results.
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
Continued volatility in the advanced packaging and semiconductor manufacturing markets could adversely affect our business, financial condition and results of operations.
A portion of our net sales in the microelectronics market depends on the demand for our products by advanced packaging applications and semiconductor equipment companies. These markets have historically been characterized by sudden and severe cyclical variations in product supply and demand, which have often severely affected the demand for semiconductor manufacturing equipment, including laser-based tools and systems. The timing, severity and duration of these market cycles are difficult to predict, and we may not be able to respond effectively to these cycles. The continuing uncertainty in these markets severely limits our ability to predict our business prospects or financial results in these markets.
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
The financial turmoil affecting the banking system and financial markets continues to negatively impact financial institutions and has resulted in tighter credit markets, and lower levels of liquidity in some financial markets. There could be a number of follow-on effects from the tightened credit environment on our business, including the insolvency of key suppliers or their inability to obtain credit to finance development and/or manufacture products resulting in product delays; inability of customers to obtain credit to finance purchases of our products and/or customer insolvencies; and failure of financial institutions negatively impacting our treasury functions. In the event our customers are unable to obtain credit or otherwise pay for our shipped products it could significantly impact our ability to collect on our outstanding accounts receivable. Other income and expense also could vary materially from expectations depending on gains or losses realized on the sale or exchange of financial instruments; impairment charges resulting from revaluations of debt and equity securities and other investments; interest rates; cash balances; and changes in fair value of derivative instruments. Volatility in the financial markets and any overall economic uncertainty increase the risk that the actual amounts realized in the future on our financial instruments could differ significantly from the fair values currently assigned to them. Uncertainty about current global economic conditions could also continue to increase the volatility of our stock price.
In addition, political and social turmoil related to international conflicts, terrorist acts, civil unrest and mass migration may put further pressure on economic conditions in the United States and the rest of the world. Unstable economic, political and social conditions make it difficult for our customers, our suppliers and us to accurately forecast and plan future business activities. If such conditions persist, our business, financial condition and results of operations could suffer. Additionally, unstable economic conditions can provide significant pressures and burdens on individuals, which could cause them to engage in inappropriate business conduct. See “Part II, Item 9A. CONTROLS AND PROCEDURES.”
Our cash and cash equivalents and short-term investments are managed through various banks around the world and volatility in the capital and credit market conditions could cause financial institutions to fail or materially harm service levels provided by such banks, both of which could have an adverse impact on our ability to timely access funds.
World capital and credit markets have been and may continue to experience volatility and disruption. In some cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers, as well as pressured the solvency of some financial institutions. These financial institutions, including banks, have had difficulty timely performing regular services and in some cases have failed or otherwise been largely taken over by governments. We maintain our cash, cash equivalents and short-term investments with a number of financial institutions around the world. Should some or all of these financial institutions fail or otherwise be unable to timely perform requested services, we would likely have a limited ability to timely access our cash deposited with such institutions, or, in extreme circumstances the failure of such institutions could cause us to be unable to access cash for the foreseeable future. If we are unable to quickly access our funds when we need them, we may need to increase the use of our existing credit lines or access more expensive credit, if available. If we are unable to access our cash or if we access existing or additional credit or are unable to access additional credit, it could have a negative impact on our operations, including our reported net income. In addition, the willingness of financial institutions to continue to accept our cash deposits will impact our ability to diversify our investment risk among institutions.
We are exposed to credit risk and fluctuations in the market values of our investment portfolio.
Although we have not recognized any material losses on our cash, cash equivalents and short-term investments, future declines in their market values could have a material adverse effect on our financial condition and operating results. Given the global nature of our business, we have investments both domestically and internationally. There has recently been growing pressure on the creditworthiness of sovereign nations, particularly in Europe where a significant portion of our cash, cash equivalents and short-term investments are invested, which results in corresponding pressure on the valuation of the securities issued by such nations. Additionally, our overall investment portfolio is often concentrated in government-issued securities such as U.S. Treasury securities and government agencies, corporate notes, commercial paper and money market funds. Credit ratings and pricing of these investments can be negatively impacted by liquidity, credit deterioration or losses, financial results, or other factors. Additionally, liquidity issues or political actions by sovereign nations could result in decreased values for our investments in certain government securities. As a result, the value or liquidity of our cash, cash equivalents and short-term investments could decline or become materially impaired, which could have a material adverse effect on our financial condition and operating results. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”
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
For fiscal 2015, fiscal 2014 and fiscal 2013, 73%, 74% and 77%, respectively, of our net sales were derived from customers outside of the United States. We anticipate that foreign sales, particularly in Asia, will continue to account for a significant portion of our net sales in the foreseeable future.

A global economic slowdown or a natural disaster could have a negative effect on various foreign markets in which we operate, such as the earthquake, tsunami and resulting nuclear disaster in Japan and the flooding in Thailand in recent years. Such a slowdown may cause us to reduce our presence in certain countries, which may negatively affect the overall level of business in such countries. Our foreign sales are primarily through our direct sales force. Additionally, some foreign sales are made through foreign distributors and representatives. Our foreign operations and sales are subject to a number of risks, including:

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
Our business could also be impacted by international conflicts, terrorist and military activity, civil unrest and pandemic illness which could cause a slowdown in customer orders, cause customer order cancellations or negatively impact availability of supplies or limit our ability to timely service our installed base of products.
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
Our future success depends upon the continued services of our executive officers and other key engineering, sales, marketing, manufacturing and support personnel, any of whom may leave and our ability to effectively transition to their successors. Our inability to retain or to effectively transition to their successors could harm our business and our results of operations.
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

Competition in the various photonics markets in which we provide products is very intense. We compete against a number of large public and private companies, including CVI Melles Griot, GSI Group, Inc., IPG Photonics Corporation, Lumentum Holdings Inc., Newport Corporation, Rofin-Sinar Technologies, Inc., and Trumpf GmbH, as well as other smaller companies. Some of our competitors are large companies that have significant financial, technical, marketing and other resources. These competitors may be able to devote greater resources than we can to the development, promotion, sale and support of their products. Some of our competitors are much better positioned than we are to acquire other companies in order to gain new technologies or products that may displace our product lines. Any of these acquisitions could give our competitors a strategic advantage. Any business combinations or mergers among our competitors, forming larger companies with greater resources, could result in increased competition, price reductions, reduced margins or loss of market share, any of which could materially and adversely affect our business, results of operations and financial condition.
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
For our fiscal years 2015, 2014 and 2013, our research and development costs were $81.5 million (10.2% of net sales), $79.1 million (10.0% of net sales) and $82.8 million (10.2% of net sales), respectively. We cannot assure you that our expenditures for research and development will result in the introduction of new products or, if such products are introduced, that those products will achieve sufficient market acceptance or to generate sales to offset the costs of development. Our failure to address rapid technological changes in our markets could adversely affect our business and results of operations.
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
From time to time new regulations are enacted, and it is difficult to anticipate how such regulations will be implemented and enforced. We continue to evaluate the necessary steps for compliance with regulations as they are enacted. These regulations include, for example, the Registration, Evaluation, Authorization and Restriction of Chemical substances (“REACH”), the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive (“RoHS”) and the Waste Electrical and Electronic Equipment Directive (“WEEE”) enacted in the European Union which regulate the use of certain hazardous substances in, and require the collection, reuse and recycling of waste from, certain products we manufacture. This and similar legislation that has been or is in the process of being enacted in Japan, China, South Korea and various states of the United States may require us to re-design our products to ensure compliance with the applicable standards, for example by requiring the use of different types of materials. These redesigns or alternative materials may detrimentally impact the performance of our products, add greater testing lead-times for product introductions or have other similar effects. We believe we comply with all such legislation where our products are sold and we will continue to monitor these laws and the regulations being adopted under them to determine our responsibilities. In addition, we are monitoring legislation relating to the reduction of carbon emissions from industrial operations to determine whether we may be required to incur any additional material costs or expenses associated with our operations. We are not currently aware of any such material costs or expenses. The SEC has promulgated rules requiring disclosure regarding the use of certain “conflict minerals” mined from the Democratic Republic of Congo and adjoining countries and procedures regarding a manufacturer's efforts to prevent the sourcing of such minerals. The implementation of such rules has required us to incur additional expense and internal resources and may continue to do so in the future, particularly in the event that only a limited pool of suppliers are available to certify that products are free from “conflict minerals.” Our failure to comply with any of the foregoing regulatory requirements or contractual obligations could result in our being directly or indirectly liable for costs, fines or penalties and third-party claims, and could jeopardize our ability to conduct business in the United States and foreign countries.
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
Our information systems are subject to attacks, interruptions and failures.
As part of our day-to-day business, we store our data and certain data about our customers in our global information technology system. While our system is designed with access security, if a third party gains unauthorized access to our data, including any regarding our customers, such a security breach could expose us to a risk of loss of this information, loss of business, litigation and possible liability. Our security measures may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance or otherwise. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our customers' data or our data, including our intellectual property and other confidential business information, or our information technology systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any unauthorized access could result in a loss of confidence by our customers, damage our reputation, disrupt our business, lead to legal liability and negatively impact our future sales. Additionally, such actions could result in significant costs associated with loss of our intellectual property, impairment of our ability to conduct our operations, rebuilding our network and systems, prosecuting and defending litigation, responding to regulatory inquiries or actions, paying damages or taking other remedial steps.
Changes in tax rates, tax liabilities or tax accounting rules could affect future results.
As a global company, we are subject to taxation in the United States and various other countries and jurisdictions. Significant judgment is required to determine our worldwide tax liabilities. A number of factors may affect our future effective tax rates including, but not limited to:

•	changes in the composition of earnings in countries or states with differing tax rates;

•	changes in the valuation of our deferred tax assets and liabilities;

•	the resolution of issues arising from tax audits with various tax authorities, and in particular, the outcome of the pending German tax audits of our tax returns for fiscal years 2006 - 2013;

•	changes in our global structure that involve an increased investment in technology outside of the United States to better align asset ownership and business functions with revenues and profits;

•	adjustments to estimated taxes upon finalization of various tax returns;

•	increases in expense not deductible for tax purposes, including impairments of goodwill in connection with acquisitions;

•	our ability to meet the eligibility requirements for tax holidays of limited time tax-advantage status in various jurisdictions;

•	changes in available tax credits;

•	changes in share-based compensation;

•
changes in the tax laws or the interpretation of such tax laws, including the Base Erosion Profit Shifting (“BEPS”) project being conducted by the Organization for Economic Co-operation and Development (“OECD”);

•	changes in generally accepted accounting principles; and

•	the repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes.
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
The United States and many foreign governments impose tariffs and duties on the import and export of products, including some of those which we sell. In particular, given our worldwide operations, we pay duties on certain products when they are imported into the United States for repair work as well as on certain of our products which are manufactured by our foreign subsidiaries. These products can be subject to a duty on the product value. Additionally, the United States and various foreign governments have imposed tariffs, controls, export license requirements and restrictions on the import or export of some technologies, especially encryption technology. From time to time, government agencies have proposed additional regulation of encryption technology, such as requiring the escrow and governmental recovery of private encryption keys. Governmental regulation of encryption technology and regulation of imports or exports, or our failure to obtain required import or export approval for our products, could harm our international and domestic sales and adversely affect our net sales. From time to time our duty calculations and payments are audited by government agencies. For example, we are currently under audit in South Korea for customs duties and value-added-tax for the period March 2009 to March 2014. In the event of an adverse audit result, we could be liable for additional payments, duties, taxes and penalties, any of which could have a material adverse effect on our business or financial position, results of operations, or cash flows. As of October 3, 2015, we have accrued an estimated liability of $1.3 million related to this matter.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
Not Applicable.

ITEM 2.    PROPERTIES
Our corporate headquarters is located in Santa Clara, California. At fiscal 2015 year-end, our locations with larger than 10,000 square feet were as follows (all square footage is approximate) (unless otherwise indicated, each property is utilized jointly by our two segments):

	Description	Use	Term*
Santa Clara, CA	8.5 acres of land, 200,000 square feet	Corporate headquarters, manufacturing, R&D	Owned
Santa Clara, CA	90,120 square feet	Office	Leased through July 2020
Sunnyvale, CA (1)	24,159 square feet	Office, manufacturing, R&D	Leased through December 2023
Richmond, CA (2)	37,952 square feet	Office, manufacturing, R&D	Leased through November 2022
Richmond, CA (2)	30,683 square feet	Office, manufacturing, R&D	Leased through February 2019
Richmond, CA (2)	11,500 square feet	Office, manufacturing, R&D	Leased through November 2016
Bloomfield, CT (1)	72,996 square feet	Office, manufacturing, R&D	Leased through December 2017
East Hanover, NJ (2)	29,932 square feet	Office, manufacturing, R&D	Leased through January 2025
Wilsonville, OR (1)	41,250 square feet	Office, manufacturing, R&D	Leased through December 2018
Salem, NH(1)	44,153 square feet	Office, manufacturing, R&D	Leased through October 2024
Dieburg, Germany	32,123 square feet	Office	Leased through December 2020
Göttingen, Germany (2)	7.6 acres of land, several buildings totaling 136,380 square feet	Office, manufacturing, R&D	Owned
Lübeck, Germany (2)	41,328 square feet	Office, manufacturing, R&D	Leased through December 2016
Lübeck, Germany (2)	22,583 square feet	Office, manufacturing, R&D	Leased through December 2016 with option to purchase building
Lübeck, Germany (2)	8,159 square feet	Office, Manufacturing	Leased through December 2018
Lübeck, Germany (2)	7,578 square feet	Office, Manufacturing	Leased through December 2017
Kaiserslautern, Germany (2)	33,740 square feet	Office, manufacturing, R&D	Leased through September 2016
Glasgow, Scotland (2)	2 acres of land, 31,600 square feet	Office, manufacturing, R&D	Owned
Tokyo, Japan	17,602 square feet	Office	Leased through April 2017
Shanghai, China	11,127 square feet	Office	Leased through May 2017
Beijing, China	10,739 square feet	Office	Leased through July 2018
Seoul, South Korea	16,474 square feet	Office	Leased through June 2017
YongIn-Si, South Korea (2)	33,074 square feet	Office, manufacturing	Leased through November 2017
Kallang Sector, Singapore	31,894 square feet	Office, manufacturing	Leased through January 2022
Penang, Malaysia	12,519 square feet	Office, manufacturing	Leased through August 2017
_________________________________________

(1)	This facility is utilized primarily by our CLC operating segment.

(2)	This facility is utilized primarily by our SLS operating segment.

*	We currently plan to renew leases on buildings as they expire.

We maintain other sales and service offices under varying leases expiring from 2016 through 2020 in Japan, China, Taiwan, France, Italy, the United Kingdom and the Netherlands.
We consider our facilities to be both suitable and adequate to provide for current and near term requirements and that the productive capacity in our facilities is substantially being utilized or we have plans to utilize it.

ITEM 3.    LEGAL PROCEEDINGS
We are subject to legal claims and litigation arising in the ordinary course of business, such as product liability, employment or intellectual property claims, including, but not limited to, the matters described below. On May 14, 2013, IMRA America (“Imra”) filed a complaint for patent infringement against two of the Company’s subsidiaries in the Regional Court of Düsseldorf, Germany, captioned In re IMRA America Inc. versus Coherent Kaiserslautern GmbH et. al. 4b O 38/13. The complaint alleges that the use of certain of our lasers infringe upon EP Patent No. 754,103, entitled “Method For Controlling Configuration of Laser Induced Breakdown and Ablation,” issued November 5, 1997 (the "Patent"). The Patent, now expired in all jurisdictions, is owned by the University of Michigan and licensed to Imra. The complaint seeks unspecified compensatory damages, the cost of court proceedings and seeks to permanently enjoin the Company from infringing the Patent in the future. Following the filing of the infringement suit, our subsidiaries filed a separate nullity action with the Federal Patent Court in Munich, Germany requesting that the court hold that the Patent was invalid based on prior art. On October 1, 2015, the Federal Patent Court ruled that the German portion of the Patent was invalid. Imra has the right to appeal this decision to the German Supreme Court. Management has made an accrual with respect to this matter and has determined, based on its current knowledge, that the amount or range of reasonably possible losses in excess of the amounts already accrued, is not reasonably estimable. Although we do not expect that such legal claims and litigation will ultimately have a material adverse effect on our consolidated financial position, results of operations or cash flows, an adverse result in one or more matters could negatively affect our results in the period in which they occur.
The United States and many foreign governments impose tariffs and duties on the import and export of certain products we sell.  From time to time our duty calculations and payments are audited by government agencies.  We are currently under audit in South Korea for customs duties and value added tax for the period March 2009 to March 2014. Although we do not expect that the audit will ultimately have a material adverse effect on our consolidated financial position, results of operations or cash flows, an adverse result in this matter could negatively affect our results in the period in which it occurs. As of October 3, 2015, management has accrued an estimated liability of $1.3 million related to this matter.
Income Tax Audits
We are subject to taxation and file income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. For U.S. federal income tax purposes, all years prior to 2011 are closed. In our major foreign jurisdictions and our major state jurisdictions, the years prior to 2006 and 2011, respectively, are closed to examination. Earlier years in our various jurisdictions may remain open for adjustment to the extent that we have tax attribute carryforwards from those years.
In December 2011 and January 2012, three of our German subsidiaries received notices of tax audits for the fiscal years 2006 through 2010. In fiscal 2013, we received a preliminary assessment for two of the German subsidiaries and the amount was immaterial. In September 2015, the German tax authorities issued preliminary tax findings for the other subsidiary for the years 2006 to 2010. We believe that we have adequately provided reserves for any adjustments that may result from tax examinations. A meeting to discuss the findings with the German tax authorities is scheduled in December 2015. In July 2015, Coherent Kaiserslautern GmbH (formerly Lumera Laser GmbH) received a tax audit notice for the years 2010 to 2013. The audit began in August 2015. We acquired the shares of Lumera Laser GmbH in December 2012 and we should not have responsibility for any assessments related to the pre-acquisition period.
Management believes that it has adequately provided reserves for any adjustments that may result from tax examinations. We regularly engage in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that certain federal, foreign and state tax matters may be concluded in the next 12 months.

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

	Fiscal
	2015		2014
	High	Low	High	Low
First quarter	$65.15	$54.53	$74.33	$61.00
Second quarter	$67.97	$54.30	$75.89	$63.90
Third quarter	$68.14	$60.00	$68.77	$56.68
Fourth quarter	$63.66	$53.09	$67.58	$58.46
The number of stockholders of record as of November 30, 2015 was 780. On December 10, 2012, we announced that the Board of Directors approved a $1.00 per share special cash dividend on our outstanding common stock payable on December 27, 2012 to stockholders of record on December 19, 2012, resulting in a payment of $24.0 million in the first quarter of fiscal 2013. While we paid a cash dividend in fiscal 2013 and may elect to pay dividends in the future, we have no present intention to declare cash dividends. Our line of credit agreement requires bank pre-approval for the payment of cash dividends.
There were no sales of unregistered securities in fiscal 2015.
Stock repurchases during the fourth quarter of fiscal 2015 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (1)
July 5, 2015 - August 1, 2015	—	$—	—	$25,000,000
August 2, 2015 - August 29, 2015	430,675	$58.05	430,675	$25,000,000
August 30, 2015 - October 3, 2015	437,534	$57.14	437,534	$—
Total	868,209	$57.59	868,209	$—
(1) On January 21, 2015 and August 25, 2015, the Board of Directors authorized buyback programs whereby the Company was authorized to repurchase up to $25.0 million of its common stock in each program from time to time through January 31, 2016 and August 31, 2016, respectively. During the fourth quarter of fiscal 2015, the Company repurchased and retired outstanding common stock for a total of $50.0 million, completing both programs.
Refer to Note 11 "Stock Repurchases and Dividends" of our Notes to Consolidated Financial Statements under Item 15 of this annual report for discussion on additional repurchases during fiscal 2015.

COMPANY STOCK PRICE PERFORMANCE
The following graph shows a five-year comparison of cumulative total stockholder return, calculated on a dividend reinvestment basis and based on a $100 investment, from October 2, 2010 through October 3, 2015 comparing the return on our common stock with the Russell 2000 Index, the Standard and Poors Technology Index and the Nasdaq Composite Index. The stock price performance shown on the following graph is not necessarily indicative of future price performance.
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN AMONG COHERENT, INC.,
THE RUSSELL 2000 INDEX, THE S&P TECHNOLOGY INDEX AND
THE NASDAQ COMPOSITE INDEX.

		INDEXED RETURNS
	Base Period	Years Ending
Company Name / Index	10/2/2010	10/1/2011	9/29/2012	9/28/2013	9/27/2014	10/3/2015
Coherent, Inc.	100	106.87	114.08	155.69	159.81	138.83
Russell 2000 Index	100	96.02	126.66	164.79	173.93	175.47
S&P Technology Index	100	103.96	137.65	147.99	189.90	197.19
NASDAQ Composite Index	100	102.87	134.27	165.28	199.61	210.72
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
We derived the consolidated statement of operations data for fiscal 2015, 2014 and 2013 and the consolidated balance sheet data as of fiscal 2015 and 2014 year-end from our audited consolidated financial statements, and accompanying notes, contained in this annual report. The consolidated statements of operations data for fiscal 2012 and 2011 and the consolidated balance sheet data as of fiscal 2013, 2012 and 2011 year-end are derived from our consolidated financial statements which are not included in this report.

Consolidated financial data	Fiscal 2015 (1)	Fiscal 2014	Fiscal 2013 (2)	Fiscal 2012 (3)	Fiscal 2011 (4)
	(in thousands, except per share data)
Net sales	$802,460	$794,639	$810,126	$769,088	$802,834
Gross profit	$335,399	$313,390	$322,271	$315,985	$350,822
Net income	$76,409	$59,106	$66,355	$62,962	$93,238
Net income per share(5):
Basic	$3.09	$2.39	$2.75	$2.67	$3.74
Diluted	$3.06	$2.36	$2.70	$2.62	$3.66
Shares used in computation(5):
Basic	24,754	24,760	24,138	23,561	24,924
Diluted	24,992	25,076	24,555	24,026	25,464
Total assets	$968,947	$999,375	$966,478	$880,772	$843,266
Other long-term liabilities	$49,930	$62,407	$62,132	$55,328	$62,860
Stockholders' equity	$796,418	$819,649	$758,518	$671,656	$618,001
Other data:
Cash dividends declared per share	$—	$—	$1.00	$—	$—
_______________________________________________________________________________

(1)
Includes a charge of $1.3 million after tax for the impairment of our investment in SiOnyx, a $1.3 million after-tax charge for an accrual related to an ongoing customs audit, a benefit of $1.1 million from the renewal of the R&D tax credit for fiscal 2014 and $1.3 million gain on our purchase of Tinsley in the fourth quarter of fiscal 2015.

(2)	Includes a tax benefit of $1.4 million from the renewal of the R&D tax credit for fiscal 2012.

(3)
Includes a charge of $4.3 million after tax related to the write-off of previously acquired intangible assets and inventories, a $2.8 million tax benefit due to decreases in valuation allowances against deferred tax assets and a $1.6 million tax benefit related to the release of tax reserves and related interest as a result of the closure of open tax years.

(4)
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

	Fiscal
	2015	2014	2013
	(Dollars in thousands)
Bookings	$765,174	$890,531	$767,329
Book-to-bill ratio	0.95	1.12	0.95
Net Sales—Specialty Lasers and Systems	$559,593	$565,552	$571,644
Net Sales—Commercial Lasers and Components	$242,867	$229,087	$238,482
Gross Profit as a Percentage of Net Sales—Specialty Lasers and Systems	45.3%	42.1%	41.7%
Gross Profit as a Percentage of Net Sales—Commercial Lasers and Components	34.9%	33.9%	36.2%
Research and Development Expenses as a Percentage of Net Sales	10.2%	10.0%	10.2%
Income Before Income Taxes	$99,568	$79,219	$83,496
Net Cash Provided by Operating Activities	$124,458	$91,379	$115,522
Days Sales Outstanding in Receivables	63.8	62.2	60.8
Annualized Fourth Quarter Inventory Turns	3.0	2.9	3.0
Capital Spending as a Percentage of Net Sales	2.8%	2.9%	2.7%
Net Income as a Percentage of Net Sales	9.5%	7.4%	8.2%
Adjusted EBITDA as a Percentage of Net Sales	19.3%	17.2%	17.8%
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
Fiscal 2015 bookings decreased 14% from bookings in fiscal 2014 and our book-to-bill ratio decreased from 1.12 in fiscal 2014 to 0.95 in fiscal 2015. The bookings decrease included decreases in the microelectronics (19%), OEM components and instrumentation (14%), materials processing (8%) and scientific (2%) markets. Although fiscal 2015 bookings decreased, bookings in the fourth quarter of fiscal 2015 increased 16% from the third quarter of fiscal 2015, with increases in all four markets.
Fiscal 2014 bookings increased 16% from bookings in fiscal 2013 and our book-to-bill ratio increased from 0.95 in fiscal 2013 to 1.12 in fiscal 2014. The bookings increase included increases in the microelectronics (28%) and OEM components and instrumentation (19%) markets partially offset by decreases in the materials processing (2%) and scientific (2%) markets. Although fiscal 2014 bookings increased, bookings in the fourth quarter of fiscal 2014 decreased 25% from the third quarter of fiscal 2014 , with decreases in the microelectronics, OEM components and instrumentation and materials processing markets partially offset by increases in the scientific market.
Microelectronics
Although fiscal 2015 bookings decreased 19% from bookings in fiscal 2014 and the book-to-bill ratio for the year was 0.90, bookings in the fourth quarter of fiscal 2015 increased 7% from the third quarter of fiscal 2015 primarily due to increased systems orders net of lower service orders for the flat panel display market and higher semiconductor applications orders.
Flat panel display orders for fiscal 2015 decreased 30% from orders in fiscal 2014 primarily due to the timing and mix of order placement by customers. Fourth quarter fiscal 2015 orders were higher than those in the third quarter of fiscal 2015 primarily due to higher systems orders from liquid crystal display ("LCD") fabs for Linebeam 750s net of lower service bookings. We expect continued fluctuations in order volumes on a quarterly basis. We shipped the first, second and third Triple VyperTM Linebeam 1500 systems in the first, second and fourth quarters of fiscal 2015, respectively. Subsequent to year-end, we received additional orders totaling approximately $45 million for a combination of single and twin Vyper systems. We expect significant opportunities to develop for organic light-emitting diode ("OLED") production as several smartphone manufacturers have either decided to or are evaluating a shift to OLED displays in their devices. Because of nuances in the manufacturing process, production of the highest resolution OLEDs has only been achieved with Twin Vyper™/Linebeam 1300 or Triple Vyper/Linebeam 1500 systems. We expect any new OLED capacity would adhere to these standards. Our recent acquisition of Tinsley Optics provides a dedicated, cost-effective solution for large form optics to help facilitate deliveries. The combination of order volume and the customers’ ability to qualify and ramp production lines will extend into fiscal 2017.
Advanced packaging ("API") orders increased 9% for the full fiscal year, but fourth quarter fiscal 2015 orders were flat from orders in the third quarter of fiscal 2015. API equipment manufacturers have adopted a more cautionary posture for legacy products based on recent trends in the semiconductor market. We believe that flex packaging and system in package ("SiP") are two applications that are promising. Flex packaging, which relies upon UV lasers, is used in mobile and wearable devices and several systems manufacturers have seen strength in this area. SiP has been building momentum in mobile devices and future smartphones are likely to incorporate more SiP design elements, which will lead to an increase in ultrafast lasers for packaging.
Orders from semiconductor capital equipment OEMs decreased 9% for fiscal 2015, but were higher in the fourth quarter of fiscal 2015 compared to the prior quarter due to increases in wafer inspection applications. Service orders remain strong due to high utilization rates in most fabs and orders for new equipment are tied to specific end user investments. These positives have been mostly offset by falling chip prices that curb investment as well as another round of consolidation of OEMs and chip makers leading to the inevitable spending cost reductions. These factors are already included in our current run rate so we believe further downside risk is minimal.
OEM Components and Instrumentation
Bookings in fiscal 2015 decreased 14% from fiscal 2014 and the book-to-bill ratio for the year was 0.95. However, orders in the fourth quarter of fiscal 2015 increased 34% from orders in the third quarter of fiscal 2015 due to strength in instrumentation applications.
Instrumentation orders increased 17% for the full fiscal year and fourth quarter fiscal 2015 orders increased 90% compared to the third quarter of fiscal 2015 due to timing of orders. Our bioinstrumentation business has benefitted from growth in personalized medicine, which has driven sales in clinical flow cytometry for our OBIS™ and HOPS™ products. We are making further strides in the high-speed gene sequencing market where the throughput requirements are out-of-reach for visible diodes or LEDs. Our outlook for bioinstrumentation is positive and there is a modest resurgence in worldwide biopharmaceutical R&D.
Orders for medical OEM products decreased 41% for the full fiscal 2015 and fourth quarter fiscal 2015 orders decreased 30% compared to the third quarter of fiscal 2015. In spite of the decrease in orders, the medical OEM market remains strong. There are long-term opportunities on the therapeutic side of the instrumentation business, although there have been some short-term inventory corrections amid consumer confidence and China growth concerns, which we believe is a short-term effect. In terms of new opportunities, we are making steady progress in qualifying our Monaco™ product in various cataract platforms. A major research institution has achieved very encouraging initial results using our new CO laser for surgical procedures, citing the absorption characteristics of CO versus CO2 as the key differentiator. In addition, our major dental customer has experienced positive customer reaction to its new product which contains our CO2 laser.
Materials Processing

Annual bookings decreased 8% from fiscal 2014 and fiscal 2015's book-to-bill ratio was 1.03. However, bookings in the fourth quarter of fiscal 2015 were strong and increased 28% from the prior quarter due to strength in non-metal cutting and marking applications. Bookings volumes in our materials processing business can vary significantly from quarter to quarter. We have been working to broaden our participation in the textile business, specifically for denim processing where lasers are used to create design elements including patterning, texture and color. We secured two volume orders for CO2 lasers in the fourth quarter of fiscal 2015 that resulted in record orders for marking. Orders for cutting and converting were also strong, including a number of projects related to consumer packaging. The level of engagement with potential customers on our second generation fiber laser is encouraging and customer testing has gone well. We are still in the process of becoming qualified for deployment with various OEMs. We continue to view fiscal 2016 as a year for initial orders with a volume ramp occurring in fiscal 2017.
Scientific and Government Programs
Although fiscal 2015 orders decreased 2% from bookings in fiscal 2014, the book-to-bill ratio for the year was 1.06. Orders in the fourth quarter of fiscal 2015 increased 15% from the third quarter of fiscal 2015 as the European and U.S. markets delivered a typically strong performance in the fourth quarter of fiscal 2015. The sequential order growth was led by our Chameleon™ product family for multi-photon imaging, especially in neuroscience, where the U.S. BRAIN initiative is driving investment. By contrast, we have seen limited benefit from Europe’s Human Brain Project which emphasizes computer modeling over imaging. Amplifier orders for time-resolved studies came in strong across the three major geographies and we continued a near-term trend of securing orders for high-performance amplifiers from multi-user free electron and accelerator facilities with the recent orders coming from European labs. In addition, our core Astrella™ and Libra™ amplifier products did well particularly in the U.S. during the fourth quarter of fiscal 2015.
Net Sales
Net sales include sales of lasers, laser tools, related accessories and service. Net sales for fiscal 2015 increased 1.0% from fiscal 2014. Net sales for fiscal 2014 decreased 1.9% from fiscal 2013. For a description of the reasons for changes in net sales refer to the "Results of Operations" section below.
Gross Profit as a Percentage of Net Sales
Gross profit as a percentage of net sales ("gross profit percentage") is calculated as gross profit for the period divided by net sales for the period. Gross profit percentage for SLS increased to 45.3% in fiscal 2015 from 42.1% in fiscal 2014 and from 41.7% in fiscal 2013. Gross profit percentage for CLC increased to 34.9% in fiscal 2015 from 33.9% in fiscal 2014 and decreased from 36.2% in fiscal 2013. For a description of the reasons for changes in gross profit refer to the "Results of Operations" section below.
Research and Development as a Percentage of Net Sales
Research and development as a percentage of net sales ("R&D percentage") is calculated as research and development expense for the period divided by net sales for the period. Management considers R&D percentage to be an important indicator in managing our business as investing in new technologies is a key to future growth. R&D percentage increased to 10.2% from 10.0% in fiscal 2014 and remained flat from 10.2% in fiscal 2013. For a description of the reasons for changes in R&D spending refer to the "Results of Operations" section below.
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
Days Sales Outstanding in Receivables
We calculate days sales outstanding ("DSO") in receivables as net receivables at the end of the period divided by net sales during the period and then multiplied by the number of days in the period, using 360 days for years. DSO in receivables indicates how well we are managing our collection of receivables, with lower DSO in receivables resulting in higher working capital availability. The more money we have tied up in receivables, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business. Our DSO in receivables for fiscal 2015 increased to 63.8 days from 62.2 days in fiscal 2014. The increase in DSO in receivables is primarily due to a higher concentration of sales in the last month of the fiscal year in Asia and the U.S. and slower collections in Asia partially offset by higher bad debt reserves in fiscal 2015.

Annualized Fourth Quarter Inventory Turns
We calculate annualized fourth quarter inventory turns as cost of sales during the fourth quarter annualized and divided by net inventories at the end of the fourth quarter. This indicates how well we are managing our inventory levels, with higher inventory turns resulting in more working capital availability and a higher return on our investments in inventory. The more money we have tied up in inventory, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business. Our annualized fourth quarter inventory turns for fiscal 2015 increased to 3.0 turns from 2.9 turns in fiscal 2014 primarily due to timing of inventory shipments of large annealing laser systems partially offset by the impact of foreign exchange rates.
Capital Spending as a Percentage of Net Sales
Capital spending as a percentage of net sales ("capital spending percentage") is calculated as capital expenditures for the period divided by net sales for the period. Capital spending percentage indicates the extent to which we are expanding or improving our operations, including investments in technology and equipment. Management monitors capital spending levels as this assists management in measuring our cash flows, net of capital expenditures. Our capital spending percentage decreased to 2.8% in fiscal 2015 from 2.9% in fiscal 2014 and increased from 2.7% in fiscal 2013. The fiscal 2015 decrease was primarily due to lower purchases of production-related assets. The fiscal 2014 increase was primarily due to higher purchases of production-related assets to support new product introductions and growth in Asia, particularly to support service and refurbishment capacity in South Korea and China. We expect capital spending for fiscal 2016 to increase to approximately 4.0% to 5.0% of net sales due to rollover of forecasted spending that did not occur in fiscal 2015 and additional building expansion and improvement projects, primarily in the U.S.
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
Below is the reconciliation of our net income as a percentage of net sales to our adjusted EBITDA as a percentage of net sales:

	Fiscal
	2015	2014	2013
Net income as a percentage of net sales	9.5%	7.4%	8.2%
Income tax expense	2.9%	2.5%	2.1%
Interest and other income (expense), net	0.1%	0.3%	0.5%
Depreciation and amortization	4.1%	4.6%	4.5%
Purchase accounting step up	0.1%	—%	0.2%
Gain on business combination	(0.2)%	—%	—%
Customs audit	0.2%	—%	—%
Impairment of investment	0.3%	—%	—%
Stock based compensation	2.3%	2.4%	2.3%
Adjusted EBITDA as a percentage of net sales	19.3%	17.2%	17.8%

SIGNIFICANT EVENTS
Acquisitions
On July 24, 2015, we acquired certain assets of Raydiance, Inc. ("Raydiance") for approximately $5.0 million, excluding transaction costs. Raydiance manufactured complete tools and lasers for ultrafast processing systems and subsystems in the precision micromachining processing market. The Raydiance assets have been included in our Specialty Lasers and Systems segment.
On July 27, 2015, we acquired the assets and certain liabilities of the Tinsley Optics ("Tinsley") business from L-3 Communications Corporation for approximately $4.3 million, excluding transaction costs. Tinsley is a specialized manufacturer of high precision optical components and subsystems sold primarily in the aerospace and defense industry. Tinsley manufactures the large form factor optics for our excimer laser annealing systems. Tinsley has been included in our Specialty Lasers and Systems segment.
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
Stock Repurchases and Stock Dividend
On August 25, 2015, our Board of Directors authorized a stock repurchase program to repurchase up to $25.0 million of our outstanding common stock from time to time through August 31, 2016. During the fourth quarter of fiscal 2015, we repurchased and retired 437,534 shares of outstanding common stock under this plan at an average price of $57.14 per share for a total of $25.0 million.
On January 21, 2015, our Board of Directors authorized a stock repurchase program to repurchase up to $25.0 million of our outstanding common stock from time to time through January 31, 2016. During the fourth quarter of fiscal 2015, we repurchased and retired 430,675 shares of outstanding common stock under this plan at an average price of $58.05 per share for a total of $25.0 million.
On July 25, 2014, the Board of Directors authorized a buyback program whereby we were authorized to repurchase up to $25.0 million of our common stock from time to time through July 31, 2015. During the first and second quarters of fiscal 2015, we repurchased and retired 434,114 shares of outstanding common stock at an average price of $57.59 per share for a total of $25.0 million, excluding expenses.
On December 10, 2012, we announced that the Board of Directors approved a $1.00 per share special cash dividend on our outstanding common stock payable on December 27, 2012 to stockholders of record on December 19, 2012, resulting in a payment of $24.0 million.
RESULTS OF OPERATIONS—FISCAL 2015, 2014 AND 2013
Fiscal 2015 consists of 53 weeks. Fiscal 2014 and 2013 consist of 52 weeks.
Consolidated Summary

The following table sets forth, for the years indicated, the percentage of total net sales represented by the line items reflected in our consolidated statement of operations:

	Fiscal
	2015	2014	2013
	(As a percentage of net sales)
Net sales	100.0%	100.0%	100.0%
Cost of sales	58.2%	60.6%	60.2%
Gross profit	41.8%	39.4%	39.8%
Operating expenses:
Research and development	10.2%	10.0%	10.2%
Selling, general and administrative	18.7%	19.4%	18.5%
Gain on business combination	(0.2)%	—%	—%
Impairment of investment	0.2%	—%	—%
Amortization of intangible assets	0.3%	0.4%	0.6%
Total operating expenses	29.2%	29.8%	29.3%
Income from operations	12.6%	9.6%	10.5%
Other income (expense), net	(0.2)%	0.4%	(0.2)%
Income before income taxes	12.4%	10.0%	10.3%
Provision for income taxes	2.9%	2.6%	2.1%
Net income	9.5%	7.4%	8.2%
Refer to Item 6 "Selected Financial Data" for a description of significant events that impacted the results of operations for fiscal years 2015, 2014 and 2013.
Net Sales
Market Application
The following table sets forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by market application (dollars in thousands):

	Fiscal 2015		Fiscal 2014		Fiscal 2013
	Amount	Percentage of total net sales	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Microelectronics	$406,187	50.6%	$384,620	48.4%	$416,550	51.4%
OEM components and instrumentation	168,741	21.0%	169,978	21.4%	149,974	18.5%
Materials processing	110,986	13.8%	118,569	14.9%	121,660	15.0%
Scientific and government programs	116,546	14.6%	121,472	15.3%	121,942	15.1%
Total	$802,460	100.0%	$794,639	100.0%	$810,126	100.0%
During fiscal 2015, net sales increased by $7.8 million, or 1%, compared to fiscal 2014, with sales increases in the microelectronics market partially offset by decreases in the materials processing, scientific and government programs and OEM components and instrumentation markets. Microelectronics sales increased $21.6 million, or 6%, primarily due to higher shipments for flat panel display annealing systems partially offset by lower shipments for semiconductor and advanced packaging applications. Materials processing sales decreased $7.6 million, or 6%, during fiscal 2015 primarily due to lower shipments for marking, non-metal drilling and non-metal cutting applications. The decrease in scientific and government programs market sales of $4.9 million, or 4%, during fiscal 2015 was primarily due to lower demand for advanced research applications used by university and government research groups in Europe. The decrease in the OEM components and instrumentation market of $1.2 million, or 1%, during fiscal 2015 was primarily due to lower shipments for medical and machine vision applications partially offset by higher shipments for bio-instrumentation and forensic applications, including the impact of the acquisitions of Tinsley and Raydiance ($2.0 million).
During fiscal 2014, net sales decreased by $15.5 million, or 2%, compared to fiscal 2013, with sales decreases in the microelectronics, materials processing and scientific and government programs markets partially offset by increases in the

OEM components and instrumentation market. Microelectronics sales decreased $31.9 million, or 8%, primarily due to lower sales in flat panel display and advanced packaging applications partially offset by higher sales in semiconductor applications. Materials processing sales decreased $3.1 million, or 3%, during fiscal 2014 primarily due to lower shipments for marking and non-metal drilling applications. The decrease in scientific and government programs market sales of $0.5 million, or 0.4%, during fiscal 2014 was primarily due to lower demand for advanced research applications used by university and government research groups. The increase in the OEM components and instrumentation market of $20.0 million or 13%, during fiscal 2014 was primarily due to higher shipments for medical and bio-instrumentation (including the acquisition of Lumera at the end of the first quarter of fiscal 2013) applications partially offset by lower shipments for military applications due to timing of military project spending.
Backlog represents orders which we expect to be shipped within 12 months and the current portion of service contracts. Orders used to compute backlog are generally cancelable and subject to rescheduling by our customers without substantial penalties. Historically, we have not experienced a significant rate of cancellation or rescheduling, though we cannot guarantee that the rate of cancellations or rescheduling will not increase in the future. We have a backlog of orders shippable within 12 months of $309.5 million at October 3, 2015, including a significant concentration in the flat panel display market (32%) for customers which are primarily in Asia.
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
In fiscal 2015, 2014 and 2013, one customer accounted for 17%, 13% and 14% of net sales, respectively.
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
The following table sets forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by segment (dollars in thousands):

	Fiscal 2015		Fiscal 2014		Fiscal 2013
	Amount	Percentage of total net sales	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Specialty Lasers and Systems (SLS)	$559,593	69.7%	$565,552	71.2%	$571,644	70.6%
Commercial Lasers and Components (CLC)	242,867	30.3%	229,087	28.8%	238,482	29.4%
Total	$802,460	100.0%	$794,639	100.0%	$810,126	100.0%
Net sales for fiscal 2015 increased $7.8 million, or 1%, compared to fiscal 2014, with increases of $13.8 million, or 6%, in our CLC segment and decreases of $6.0 million, or 1%, in our SLS segment. Net sales for fiscal 2014 decreased $15.5 million, or 2%, compared to fiscal 2013, with decreases of $6.1 million, or 1%, in our SLS segment and decreases of $9.4 million, or 4%, in our CLC segment. Both the increase and decrease in CLC and SLS segment sales, respectively, included decreases due to the unfavorable impact of foreign exchange rates.
The decrease in our SLS segment sales in fiscal 2015 was primarily due to lower shipments for medical, semiconductor, bioinstrumentation and advanced packaging applications partially offset by higher shipments of flat panel display annealing systems. The fiscal 2015 decrease includes an increase of $2.0 million, primarily in military applications, resulting from our acquisitions of Tinsley and Raydiance. The decrease in our SLS segment sales in fiscal 2014 was primarily due to lower revenue for flat panel display annealing applications due to timing for shipment of large systems, lower shipments for ink jet nozzle drilling applications and lower materials processing applications sales partially offset by higher shipments for semiconductor and medical applications.
The increase in our CLC segment sales from fiscal 2014 to fiscal 2015 was primarily due to higher medical, bioinstrumentation and flat panel display application sales. The decrease in our CLC segment sales from fiscal 2013 to fiscal 2014 was primarily due to lower advanced packaging sales due to market softness and lower military application sales partially offset by higher sales for medical and instrumentation applications.
Gross Profit
Consolidated
Our gross profit rate increased by 2.4% to 41.8% in fiscal 2015 from 39.4% in fiscal 2014 primarily due to favorable product margins (1.2%) resulting from favorable mix in the microelectronics market and the favorable impact from foreign currency fluctuations net of the impact of lower volumes in certain business units. In addition, the margin also benefited from lower warranty costs (0.6%) due to fewer warranty events in both segments, lower other costs (0.5%) due primarily to lower inventory charges as well as lower intangibles amortization (0.1%).
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
Our gross profit rate has been and will continue to be affected by a variety of factors including market and product mix, pricing on volume orders, shipment volumes, our ability to manufacture advanced and more complex products, manufacturing efficiencies, excess and obsolete inventory write-downs, warranty costs, amortization of intangibles, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems, commodity prices and foreign currency fluctuations, particularly the recent weakening of the Euro and a lesser extent, the Japanese Yen and South Korean Won.
Specialty Lasers and Systems
Our SLS gross profit rate increased by 3.2% to 45.3% in fiscal 2015 from 42.1% in fiscal 2014 primarily due to favorable product margins (1.7%), lower other costs (0.8%) primarily due to lower inventory charges net of the amortization of the inventory step up from the Tinsley and Raydiance acquisitions, lower warranty costs (0.6%) due to fewer warranty events and lower intangibles amortization expense (0.1%). The 1.7% product margin improvement resulted from favorable product mix in the microelectronics and OEM components and instrumentation markets as well as favorable service mix and the favorable impact from foreign currency fluctuations.
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
Commercial Lasers and Components
Our CLC gross profit rate increased by 1.0% to 34.9% in fiscal 2015 from 33.9% in fiscal 2014 primarily due to a favorable product margin (0.5%) and lower warranty costs (0.5%) due to fewer warranty events. The 0.5% product margin improvement resulted from favorable mix in the OEM components and instrumentation and materials processing markets partially offset by unfavorable yields in certain business units.
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

Operating Expenses
The following table sets forth, for the periods indicated, the amount of operating expenses and their relative percentages of total net sales by the line items reflected in our consolidated statement of operations (dollars in thousands):

	Fiscal
	2015		2014		2013
	Amount	Percentage of total net sales	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$81,455	10.2%	$79,070	10.0%	$82,785	10.2%
Selling, general and administrative	149,829	18.7%	154,030	19.4%	149,513	18.5%
Gain on business combination	(1,316)	(0.2)%	—	—%	—	—%
Impairment of investment	2,017	0.2%	—	—%	—	—%
Amortization of intangible assets	2,667	0.3%	3,424	0.4%	5,074	0.6%
Total operating expenses	$234,652	29.2%	$236,524	29.8%	$237,372	29.3%
Research and development
Fiscal 2015 research and development ("R&D") expenses increased $2.4 million, or 3%, from fiscal 2014, and increased to 10.2% from 10.0% of sales. The $2.4 million increase was primarily due to $2.5 million higher project spending as a result of lower customer reimbursements for development projects and higher spending on various projects net of the favorable impact of foreign exchange rates as well as an increase of $0.6 million from the impact of the acquisitions of Tinsley and Raydiance in the fourth quarter of fiscal 2015. The increases were partially offset by $0.7 million lower other spending including lower charges for increases in deferred compensation plan liabilities with the related income for increases in deferred compensation assets recorded in other income (expense) and lower stock-based compensation expense. On a segment basis, SLS spending increased $0.8 million primarily due to higher net spending on projects due to lower customer reimbursements and the impact of the acquisitions of Tinsley and Raydiance partially offset by the favorable impact of foreign exchange rates. CLC spending increased $2.1 million primarily due to higher spending on projects and lower customer reimbursements. Corporate and other spending decreased $0.5 million due to lower charges for increases in deferred compensation plan liabilities and lower stock-based compensation expense.
Fiscal 2014 research and development ("R&D") expenses decreased $3.7 million, or 4%, from fiscal 2013, and decreased to 10.0% from 10.2% of sales. The $3.7 million decrease was primarily due to $5.3 million lower project spending as a result of higher customer reimbursements for development projects net of higher spending on various projects and increased headcount. The decreases were partially offset by the unfavorable impact of foreign exchange rates and $0.4 million higher other spending including higher charges for increases in deferred compensation plan liabilities with the related expenses for decreases in deferred compensation assets recorded in other income (expense) and higher stock-based compensation expense. On a segment basis, SLS spending decreased $2.9 million primarily due to lower net spending on projects due to higher customer reimbursements net of higher other spending on projects partially offset by the impact of foreign exchange rates. CLC spending decreased $1.2 million primarily due lower spending on projects. Corporate and other spending increased $0.4 million due to higher charges for increases in deferred compensation plan liabilities and higher stock-based compensation expense.
Selling, general and administrative
Fiscal 2015 selling, general and administrative ("SG&A") expenses decreased $4.2 million, or 3%, from fiscal 2014. The decrease was primarily due to $3.7 million lower charges for increases in deferred compensation plan liabilities with the related income for increases in deferred compensation assets recorded in other income (expense) and $0.7 million lower stock-based compensation expense. The decreases were partially offset by $0.2 million higher other net variable spending due to higher payroll related spending from higher variable compensation, salaries and benefits, higher legal and consulting costs including costs related to acquisitions and higher bad debt expenses partially offset by the favorable impact of foreign exchange rates and lower demo amortization. On a segment basis, SLS segment expenses decreased $1.7 million primarily due to lower variable spending. CLC spending decreased $1.2 million primarily due to lower variable spending. Spending for Corporate and other decreased $1.3 million primarily due to lower charges for increases in deferred compensation plan liabilities and lower stock-based compensation expense partially offset by higher variable spending including legal and consulting costs related to acquisitions and higher payroll spending.

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
Gain on business combination
On July 27, 2015, we acquired the assets and certain liabilities of the Tinsley Optics ("Tinsley") business from L-3 Communications Corporation for approximately $4.3 million, excluding transaction costs (See Note 3). The purchase price was lower than the fair value of net assets purchased, resulting in a gain of $1.3 million recorded in our consolidated statements of operations for our fiscal year 2015.
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
Amortization of intangible assets
Amortization of intangible assets decreased $0.8 million, or 22%, from fiscal 2014 to fiscal 2015 primarily due to the completion of amortization of certain intangibles from prior acquisitions partially offset by amortization from the Raydiance acquisition in the fourth quarter of fiscal 2015.
Amortization of intangible assets decreased $1.7 million, or 33%, from fiscal 2013 to fiscal 2014 primarily due to the completion of amortization of certain intangibles from the acquisition of Lumera and other prior acquisitions.
Other income (expense), net
Other income (expense), net, decreased $3.5 million from fiscal 2014 to fiscal 2015. The decrease was primarily due to $4.6 million lower gains, net of expenses, on our deferred compensation plan assets partially offset by lower net foreign currency exchange losses ($0.9 million) and $0.2 million higher interest income due to higher balances of cash and short-term investments. Net foreign currency exchange losses decreased due to higher unhedged exposure in fiscal 2014 and the significant movement of the Japanese Yen versus the Euro in the last month of the first quarter of fiscal 2014. In addition, favorable changes in foreign exchange rates in the second quarter of fiscal 2015 compared to the timing of hedge contracts were partially offset by an unfavorable impact in fiscal 2015 due to the weakening of certain Asian currencies against the U.S. Dollar.
Other income (expense), net, increased $3.8 million from fiscal 2013 to fiscal 2014. The increase was primarily due to $2.1 million higher gains, net of expenses, on our deferred compensation plan assets and higher net foreign currency exchange gains ($1.5 million) primarily due to more favorable movement in the Japanese Yen-Euro cross rate during fiscal 2014.
Income taxes
The effective tax rate on income before income taxes for fiscal 2015 of 23.3% was lower than the statutory rate of 35.0%. This was primarily due to differences related to the benefit of income subject to foreign tax rates that are lower than U.S. tax rates including South Korea and Singapore tax exemptions, the benefit of foreign tax credits and the benefit of federal research and development tax credits including renewal of the federal research and development tax credits for fiscal 2014. These amounts are partially offset by deemed dividend inclusions under the Subpart F tax rules, stock-based compensation not deductible for tax purposes and limitations on the deductibility of compensation under IRC Section 162(m).
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
The effective tax rate on income before income taxes for fiscal 2013 of 20.5% was lower than the statutory rate of 35.0%. This was primarily due to differences related to the benefit of income subject to foreign tax rates that are lower than U.S. tax rates including South Korea and Singapore tax exemptions, the benefit of foreign tax credits, the benefit of the federal research and development tax credits including renewal of the federal research and development tax credits for fiscal 2012 and the benefit of releasing foreign tax reserves accrued under ASC 740-10 Income Taxes and related interest. These amounts are partially offset by deemed dividend inclusions under the Subpart F tax rules, stock-based compensation not deductible for tax purposes and limitations on the deductibility of compensation under IRC Section 162(m).
During fiscal 2015, we increased our valuation allowance on deferred tax assets by $1.2 million to $15.6 million primarily due to the reduced ability to utilize California and other states research and development tax credits. During fiscal 2014, we increased our valuation allowance on deferred tax assets by $1.0 million to $14.4 million primarily due to the reduced ability to utilize California and other states research and development tax credits. In making the determination to record the valuation allowance, management considered the likelihood of future taxable income and feasible and prudent tax planning strategies to realize deferred tax assets. In the future, if we determine that we expect to realize deferred tax assets, an adjustment to the valuation allowance will affect income in the period such determination is made.
Coherent Korea received the final approval for a High-Tech tax exemption in 2013 from the South Korean authorities and it is subject to capital contribution limitations. The impact of this tax exemption decreased South Korean income taxes by approximately $2.8 million (or $0.11 per diluted share) in fiscal 2015, $2.4 million (or $0.10 per diluted share) in fiscal 2014 and $2.1 million (or $0.09 per diluted share) in fiscal 2013. The remaining High-Tech tax exemption benefit is minimal and should be fully utilized in fiscal 2016 and Coherent Korea should be subject to South Korea income tax at that time.
Coherent Singapore had previously received a Pioneer Status tax exemption from the Singapore authorities effective from fiscal 2012 through fiscal 2017, and it may be extended if certain additional requirements are satisfied. The tax holiday is conditional upon our meeting certain revenue, business spending and employment thresholds. Although Coherent Singapore had income in fiscal 2015, 2014 and 2013, these amounts were offset by a loss carryforward from fiscal 2012 and therefore we did not realize a cumulative benefit for the Singapore tax holiday.

FINANCIAL CONDITION
Liquidity and capital resources
At October 3, 2015, we had assets classified as cash and cash equivalents and short-term investments, in an aggregate amount of $325.5 million, compared to $318.3 million at September 27, 2014. At October 3, 2015, approximately $271.3 million of this cash and securities was held in certain of our foreign subsidiaries, $90.0 million of which was denominated in currencies other than the U.S. dollar. We currently have approximately $263.3 million of cash held by foreign subsidiaries where we intend to permanently reinvest our accumulated earnings in these entities and our current plans do not demonstrate a need for these funds to support our domestic operations. If, however, a portion of these funds were needed for and distributed to our operations in the United States, we would be subject to additional U.S. income taxes and foreign withholding taxes. The amount of the taxes due would depend on the amount and manner of repatriation, as well as the location from where the funds are repatriated. We actively monitor the third-party depository institutions that hold these assets, primarily focusing on the safety of principal and secondarily maximizing yield on these assets. We diversify our cash and cash equivalents and investments among various financial institutions, money market funds, sovereign debt and other securities in order to reduce our exposure should any one of these financial institutions or financial instruments fail or encounter difficulties. To date, we have not experienced any material loss or lack of access to our invested cash, cash equivalents or short-term investments. However, we can provide no assurances that access to our invested cash, cash equivalents or short-term investments will not be impacted by adverse conditions in the financial markets.
In the second quarter of fiscal 2015 and the fourth quarter of fiscal 2014, we converted $42.3 million and $62.7 million, respectively, of cash and securities held in certain of our foreign subsidiaries to U.S. dollars and invested those funds within a European subsidiary whose functional currency is the U.S. dollar. At October 3, 2015, this subsidiary had $170.3 million of U.S. dollar denominated investments primarily in U.S. Treasury securities, corporate notes and commercial paper. In November 2015, we converted an additional $33.0 million of cash and securities held in certain of our foreign subsidiaries to U.S. dollars and invested those funds within a European subsidiary whose functional currency is the U.S. dollar. Accordingly, there is no translation expense arising from this entity holding U.S. dollar denominated investments. The converted funds are not intended to be repatriated to the U.S. and no U.S. tax was triggered on the transfer of these funds to the European subsidiary. See ITEM

7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK below for more information about risks and trends related to foreign currencies.
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

	Fiscal
	2015	2014	2013
Net cash provided by operating activities	$124,458	$91,379	$115,522
Sales of shares under employee stock plans	7,308	10,685	16,541
Repurchase of common stock	(75,027)	—	—
Cash dividend paid on common stock	—	—	(24,040)
Capital expenditures	(22,163)	(23,390)	(21,988)
Acquisition of businesses, net of cash acquired	(9,300)	—	(67,289)
Net cash provided by operating activities increased by $33.1 million in fiscal 2015 compared to fiscal 2014 and decreased by $24.1 million in fiscal 2014 compared to fiscal 2013. The increase in cash provided by operating activities in fiscal 2015 was primarily due to higher net income and higher cash flows from the timing of shipments of large systems from inventory partially offset by lower cash flows from prepaid income taxes and accounts receivable. The decrease in cash provided by operating activities in fiscal 2014 was primarily due to lower cash flows from the timing of inventory purchases to support new products and accounts payable, lower net income, lower cash flows from the timing of accounts receivable due to higher days sales outstanding and lower income from operations partially offset by higher cash flows from the timing of other current liabilities. We believe that our existing cash, cash equivalents and short term investments combined with cash to be provided by operating activities will be adequate to cover our working capital needs and planned capital expenditures for at least the next 12 months to the extent such items are known or are reasonably determinable based on current business and market conditions. However, we may elect to finance certain of our capital expenditure requirements through borrowings under our bank credit facilities or other sources of capital. We continue to follow our strategy to further strengthen our financial position by using available cash flow to fund operations.
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
On July 24, 2015, we acquired certain assets of Raydiance for approximately $5.0 million, excluding transaction costs. On July 27, 2015, we acquired the assets and certain liabilities of the Tinsley business from L-3 Communications Corporation for approximately $4.3 million, excluding transaction costs.
On December 10, 2012, we announced that the Board of Directors approved a $1.00 per share special cash dividend on our outstanding common stock payable on December 27, 2012 to stockholders of record on December 19, 2012, resulting in a payment of $24.0 million in the first quarter of fiscal 2013. We do not expect to pay any additional dividends in the foreseeable future.
In fiscal 2015, under plans authorized by the Board of Directors, we repurchased and retired 1,302,323 shares of outstanding common stock at an average price of $57.59 per share for a total of $75.0 million.
Additional sources of cash available to us were domestic and international currency lines of credit and bank credit facilities totaling $63.2 million as of October 3, 2015, of which $60.6 million was unused and available. These unsecured credit facilities were used in the U.S., Europe, Japan and China during fiscal 2015. Our domestic line of credit consists of a $50.0 million unsecured revolving credit account, which expires on May 31, 2017 and is subject to covenants related to financial ratios and tangible net worth and we were in compliance with these covenants at October 3, 2015. We have used $1.1 million for letters of credit against our domestic line of credit and $1.5 million of the international currency lines has been used as guarantees as of October 3, 2015. In the first quarter of fiscal 2016, we have drawn $5.0 million on our domestic line of credit.
Our ratio of current assets to current liabilities was 5.6:1 at October 3, 2015, compared to 5.8:1 at September 27, 2014. The decrease in our ratio is primarily due to increases in other current liabilities and taxes payable as well as decreases in inventories partially offset by increases in cash and short-term investments and accounts receivable. Our cash and cash equivalents, short-term investments and working capital are as follows (in thousands):

	Fiscal
	2015	2014
Cash and cash equivalents	$130,607	$91,217
Short-term investments	194,908	227,058
Working capital	558,202	563,736
Contractual Obligations and Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as defined by Regulation S-K of the Securities Act of 1933. The following summarizes our contractual obligations at October 3, 2015 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating lease payments	$45,853	$10,805	$9,630	$7,372	$18,046
Asset retirement obligations	2,999	—	1,064	777	1,158
Purchase commitments for inventory	25,309	24,587	722	—	—
Purchase obligations-other	8,979	6,309	2,670	—	—
Total	$83,140	$41,701	$14,086	$8,149	$19,204
Because of the uncertainty as to the timing of such payments, we have excluded cash payments related to our contractual obligations for our deferred compensation plans aggregating $28.2 million at October 3, 2015.
As of October 3, 2015, we recorded gross unrecognized tax benefits of $24.3 million including gross interest and penalties of $1.8 million. As of September 27, 2014, we recorded gross unrecognized tax benefits of $23.7 million including gross interest and penalties of $1.8 million. Both gross unrecognized tax benefits and gross interest and penalties are classified as non-current liabilities in the consolidated balance sheet. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes. As a result, these amounts are not included in the table above.
Changes in financial condition
Cash provided by operating activities in fiscal 2015 was $124.5 million, which included net income of $76.4 million, depreciation and amortization of $33.1 million, stock-based compensation expense of $18.2 million, the impairment of our investment in SiOnyx of $2.0 million, decreases in net deferred tax assets of $0.8 million and $0.6 million other, partially offset by cash used by operating assets and liabilities of $5.3 million and the net effect of the gain from acquisition of Tinsley of $1.3 million. Cash provided by operating activities in fiscal 2014 was $91.4 million, which included net income of $59.1 million, depreciation and amortization of $36.2 million and stock-based compensation expense of $18.9 million partially offset by cash used by operating assets and liabilities of $13.3 million, increases in net deferred tax assets of $8.2 million and $1.3 million other.
Cash provided by investing activities in fiscal 2015 of $3.2 million included $33.5 million net sales and maturities of available-for-sale securities partially offset by $21.0 million, net, used to acquire property and equipment and improve buildings net of proceeds from dispositions and $9.3 million used to acquire Tinsley and Raydiance. Cash used in investing activities in fiscal 2014 of $109.8 million included $22.8 million, net, used to acquire property and equipment and improve buildings net of proceeds from dispositions and $87.0 million net purchases of available-for-sale securities.
Cash used in financing activities in fiscal 2015 was $73.0 million, which included $75.0 million repurchases of common stock and $5.3 million outflows due to net settlement of restricted stock partially offset by $7.3 million generated from our employee stock option and purchase plans. Cash provided by financing activities in fiscal 2014 was $2.9 million, which included $10.7 million generated from our employee stock option and purchase plans partially offset by $7.8 million outflows due to net settlement of restricted stock.
Changes in exchange rates in fiscal 2015 resulted in a decrease in cash balances of $15.2 million. Changes in exchange rates in fiscal 2014 resulted in a decrease in cash balances of $3.7 million
RECENT ACCOUNTING PRONOUNCEMENTS
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
The majority of our sales are made to original equipment manufacturers ("OEMs"), distributors, representatives and end-users in the non-scientific market. Sales made to these customers do not require installation of the products by us and are not subject to other post-delivery obligations, except in occasional instances where we have agreed to perform installation or provide training. In those instances, we defer revenue related to installation services or training until these services have been rendered. We allocate revenue from multiple element arrangements to the various elements based upon fair values or a selling price hierarchy, as more fully described in Note 2, "Significant Accounting Policies - Revenue Recognition," in our consolidated financial statements.
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
Our sales to distributors, representatives and end-user customers typically do not have customer acceptance provisions and only certain of our sales to OEM customers and integrators have customer acceptance provisions. Customer acceptance is generally limited to performance under our published product specifications. For the few product sales that have customer acceptance provisions because of higher than published specifications, (1) the products are tested and accepted by the customer at our site or the customer accepts the results of our testing program prior to shipment to the customer, or (2) the revenue is deferred until customer acceptance occurs.
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
In fiscal 2014 and 2015, we conducted a qualitative assessment of the goodwill in the SLS reporting unit during the fourth quarter of each fiscal year using the opening balance sheet as of the first day of the fourth quarter and concluded that it was more likely than not that the fair value of the reporting unit exceeded its carrying amount. In assessing the qualitative factors, we considered the impact of these key factors: macroeconomic conditions, fluctuations in foreign currency, market and industry conditions, our operating and competitive environment, regulatory and political developments, the overall financial performance of our reporting units including cost factors and budgeted-to-actual revenue results. We also considered our market capitalization, stock price performance and the significant excess calculated in the prior year between estimated fair value and the carrying value of SLS. Based on our assessment, goodwill in the SLS reporting unit was not impaired as of the first day of the fourth quarter of both fiscal 2014 and 2015. As such, it was not necessary to perform the two-step goodwill impairment test at that time in either fiscal year.
For our CLC reporting unit we elected to bypass the qualitative assessment in fiscal 2014 and proceeded directly to performing the first step of goodwill impairment. The election was made in consideration of the lower financial performance of the reporting unit when compared to fiscal 2013, mostly due to softness in market conditions, predominantly in the advanced packaging market. We performed the Step 1 test during the fourth quarter of fiscal 2014. We determined the fair value of the reporting unit for the Step 1 test using a 50-50% weighting of the Income (discounted cash flow) approach and Market (market comparable) approach. The Income approach utilizes the discounted cash flow model to provide an estimation of fair value based on the cash flows that a business expects to generate. These cash flows are based on forecasts developed internally by management which are then discounted at an after tax rate of return required by equity and debt market participants of a business enterprise. This rate of return or cost of capital is weighted based on the capitalization of comparable companies. The Market approach determines fair value by comparing the reporting units to comparable companies in similar lines of business that are publicly traded. Total Enterprise Value (TEV) multiples such as TEV to revenues and TEV to earnings (if applicable) before interest and taxes of the publicly traded companies are calculated. These multiples are then applied to the reporting unit's operating results to obtain an estimate of fair value. Each of these two approaches captures aspects of value in each reporting unit. The Income approach captures our expected future performance, and the Market approach captures how investors view the reporting units through other competitors. We believe these valuation approaches are proven valuation techniques and methodologies for our industry and are widely accepted by investors. As neither was perceived by us to deliver any greater indication of value than the other, and neither approach individually computed a fair value less than the carrying value of the segment, we weighted each of the approaches equally. Management completed and reviewed the results of the Step 1 analysis and concluded that a Step 2 analysis was not required as the estimated fair value of the CLC reporting unit was in excess of its carrying value. Between the completion of that testing and the end of the fourth quarter of fiscal 2014, we noted no indications of impairment or triggering events for either reporting unit to cause us to review goodwill for potential impairment

For our CLC reporting unit we elected to bypass the qualitative assessment in fiscal 2015 and proceeded directly to performing the first step of goodwill impairment. Although the reporting unit had better financial performance in fiscal 2015 compared to fiscal 2014, such performance was not significant enough to justify performing only a qualitative assessment in fiscal 2015. Accordingly, we performed the Step 1 test during the fourth quarter of fiscal 2015. We determined the fair value of the reporting unit for the Step 1 test using a 50-50% weighting of the Income (discounted cash flow) approach and Market (market comparable) approach. The Income approach utilizes the discounted cash flow model to provide an estimation of fair value based on the cash flows that a business expects to generate. These cash flows are based on forecasts developed internally by management which are then discounted at an after tax rate of return required by equity and debt market participants of a business enterprise. This rate of return or cost of capital is weighted based on the capitalization of comparable companies. The Market approach determines fair value by comparing the reporting units to comparable companies in similar lines of business that are publicly traded. Total Enterprise Value (TEV) multiples such as TEV to revenues and TEV to earnings (if applicable) before interest and taxes of the publicly traded companies are calculated. These multiples are then applied to the reporting unit's operating results to obtain an estimate of fair value. Each of these two approaches captures aspects of value in each reporting unit. The Income approach captures our expected future performance, and the Market approach captures how investors view the reporting units through other competitors. We believe these valuation approaches are proven valuation techniques and methodologies for our industry and are widely accepted by investors. As neither was perceived by us to deliver any greater indication of value than the other, and neither approach individually computed a fair value less than the carrying value of the segment, we weighted each of the approaches equally. Management completed and reviewed the results of the Step 1 analysis and concluded that a Step 2 analysis was not required as the estimated fair value of the CLC reporting unit was substantially in excess of its carrying value. Between the completion of that testing and the end of the fourth quarter of fiscal 2015, we noted no indications of impairment or triggering events for either reporting unit to cause us to review goodwill for potential impairment.
At October 3, 2015, we had $101.8 million of goodwill ($95.5 million SLS and $6.4 million in CLC), $22.8 million of purchased intangible assets and $102.4 million of property and equipment on our consolidated balance sheet.
Inventory Valuation
We record our inventory at the lower of cost (computed on a first-in, first-out basis) or market. We write-down our inventory to its estimated market value based on assumptions about future demand and market conditions. Inventory write-downs are generally recorded within guidelines set by management when the inventory for a device exceeds 12 months of its demand or when management has deemed parts are no longer active or useful. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required which could materially affect our future results of operations. Due to rapidly changing forecasts and orders, additional write-downs for excess or obsolete inventory, while not currently expected, could be required in the future. In the event that alternative future uses of fully written down inventories are identified, we may experience better than normal profit margins when such inventory is sold. Differences between actual results and previous estimates of excess and obsolete inventory could materially affect our future results of operations. We write-down our demo inventory by amortizing the cost of demo inventory over a twenty month period starting from the fourth month after such inventory is placed in service.
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
Stock-Based Compensation
We account for stock-based compensation using fair value. We estimate the fair value of stock options granted using the Black-Scholes Merton model and estimate the fair value of performance restricted stock units granted using a Monte Carlo simulation model. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. We amortize the fair value of stock options on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. We value service-based restricted stock units using the intrinsic value method and amortize the value on a straight-line basis over the restriction period. We value performance restricted stock units using a Monte Carlo simulation model and amortize the value over the performance period, with no adjustment in future periods, based upon the actual shareholder return over the performance period.
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
Federal and state income taxes have not been provided for on a portion of the unremitted earnings of foreign subsidiaries because such earnings are intended to be permanently reinvested. The total amount of unremitted earnings (including accumulated translation adjustments) of foreign subsidiaries for which we have not yet recorded federal and state income taxes was approximately $471.9 million at fiscal 2015 year-end. The amount of federal and state income taxes that would be payable upon repatriation of such earnings is not practicably determinable. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk disclosures
We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.
Interest rate sensitivity
A portion of our investment portfolio is composed of fixed income securities. These securities are subject to interest rate risk and will fall in value if market interest rates increase. If interest rates were to increase immediately (whether due to changes in overall market rates or credit worthiness of the issuers of our individual securities) and uniformly by 10% from levels at fiscal 2015 year-end, the fair value of the portfolio, based on quoted market prices in active markets involving similar assets, would decline by an immaterial amount due to their short-term maturities. We have the ability to generally hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. If necessary, we may sell short-term investments prior to maturity to meet our liquidity needs.
At fiscal 2015 year-end, the fair value of our available-for-sale debt securities was $178.4 million, all of which was classified as short-term investments. Gross unrealized gains and losses on available-for-sale debt securities were $1.1 million and $(2,000), respectively, at fiscal 2015 year-end. At fiscal 2014 year-end, the fair value of our available-for-sale debt securities was $227.1 million, all of which was classified as short-term investments. Gross unrealized gains and losses on available-for-sale debt securities were $1.0 million and $(45,000), respectively, at fiscal 2014 year-end.
Foreign currency exchange risk
We maintain operations in various countries outside of the United States and have foreign subsidiaries that manufacture and sell our products in various global markets. The majority of our sales are transacted in U.S. dollars. However, we do generate revenues in other currencies, primarily the Euro, Japanese Yen, the South Korean Won and the Chinese Renminbi.

Additionally, we have operations in different countries around the world with costs incurred in other local currencies, such as British Pound Sterling, Singapore Dollars and Malaysian Ringgit. As a result, our earnings, cash flows and cash balances are exposed to fluctuations in foreign currency exchange rates. For example, we have significant manufacturing operations in Europe so that a weakening Euro is advantageous to our financial results. We attempt to limit these exposures through financial market instruments. We utilize derivative instruments, primarily forward contracts with maturities of two months or less, to manage our exposure associated with anticipated cash flows and net asset and liability positions denominated in foreign currencies. Gains and losses on the forward contracts are mitigated by gains and losses on the underlying instruments. We do not use derivative financial instruments for trading purposes.
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
At October 3, 2015, approximately $271.3 million of our cash, cash equivalents and short-term investments were held outside the U.S. in certain of our foreign operations, $90.0 million of which was denominated in currencies other than the U.S. dollar.
A hypothetical 10% change in foreign currency rates on our forward contracts would not have a material impact on our results of operations, cash flows or financial position.
The following table provides information about our foreign exchange forward contracts at October 3, 2015. The table presents the weighted average contractual foreign currency exchange rates, the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date and fair value. The U.S. fair value represents the fair value of the contracts valued at October 3, 2015 rates.
Forward contracts to sell (buy) foreign currencies (in thousands, except contract rates):

	Average Contract Rate	U.S. Notional Contract Value	U.S. Fair Value
Non-Designated - For US Dollars:
Euro	1.1282	$(52,669)	$(33)
Japanese Yen	119.6796	$15,246	$76
British Pound	1.5336	$2,393	$(17)
South Korean Won	1,178.999	$17,494	$(30)
Chinese Renminbi	6.4248	$10,900	$106
Singapore Dollar	1.4077	$(2,003)	$35
Malaysian Ringgit	4.1793	$2,162	$(115)

Designated - for Euros:
Japanese Yen	117.3609	$2,903	$(41)

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
Management assessed the effectiveness of our internal control over financial reporting as of October 3, 2015, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on the assessment by management, we determined that our internal control over financial reporting was effective as of October 3, 2015. The effectiveness of our internal control over financial reporting as of October 3, 2015 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report which appears below.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended October 3, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Coherent, Inc.:
We have audited the internal control over financial reporting of Coherent, Inc. and its subsidiaries (collectively, the "Company") as of October 3, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 3, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended October 3, 2015, of the Company and our report dated December 1, 2015, expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
December 1, 2015

ITEM 9B.    OTHER INFORMATION
Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding: (i) our directors will be set forth under the caption "Proposal One —Election of Directors—Nominees"; (ii) compliance with Section 16(a) of the Securities Act of 1933 will be set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance"; (iii) the process for stockholders to nominate directors will be set forth under the caption "Proposal One—Election of Directors—Process for Recommending Candidates for Election to the Board of Directors"; (iv) our audit committee and audit committee financial expert will be set forth under the caption "Proposal One—Election of Directors—Board Meetings and Committees—Audit Committee"; in our proxy statement for use in connection with an upcoming Annual Meeting of Stockholders to be held in 2016 (the "2016 Proxy Statement") and is incorporated herein by reference or included in a Form 10-K/A as an amendment to this Form 10-K. The 2016 Proxy Statement or Form 10-K/A will be filed with the SEC within 120 days after the end of our fiscal year.
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
Stockholders may request free printed copies of our worldwide Business Conduct Policy from:
Coherent, Inc.
Attention: Investor Relations
5100 Patrick Henry Drive
Santa Clara, California 95054
Executive Officers
The name, age, position and a brief account of the business experience of our executive officers as of December 1, 2015 are set forth below:

Name	Age	Office Held
John R. Ambroseo	54	President and Chief Executive Officer
Helene Simonet	63	Executive Vice President and Chief Financial Officer
Mark Sobey	55	Executive Vice President and General Manager, Specialty Laser Systems
Paul Sechrist	56	Executive Vice President, Worldwide Sales and Service
Luis Spinelli	67	Executive Vice President and Chief Technology Officer
Bret M. DiMarco	47	Executive Vice President, General Counsel and Corporate Secretary
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

Since October 2014, Ms. Simonet has served as a member of the Board of Directors of Rogers Corporation, a NYSE-listed provider of engineered materials. Ms. Simonet has both Master's and Bachelor degrees from the University of Leuven, Belgium. As previously disclosed, Ms. Simonet has notified us of her intent to retire effective February 1, 2016.
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
Paul Sechrist. Mr. Paul Sechrist was appointed Executive Vice President, Worldwide Sales and Service in March 2011. He has over 35 years of experience with Coherent, including roles as Senior Vice President and General Manager of Commercial Lasers and Components from October 2008 to March 2011, Vice President and General Manager of Specialty Laser Systems, Santa Clara from March 2008 to October 2008 and Vice President for Components from April 2005 to October 2008. Mr. Sechrist received an AA degree from San Jose City College, with Physics studies at California State University, Hayward.
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
Bret M. DiMarco.    Mr. DiMarco has served as our Executive Vice President and General Counsel since June 2006 and our Corporate Secretary since February 2007. From February 2003 until May 2006, Mr. DiMarco was a member and from October 1995 until January 2003 was an associate at Wilson Sonsini Goodrich & Rosati, P.C., a law firm. Mr. DiMarco received a Bachelor's degree from the University of California at Irvine and a Juris Doctorate degree from the Law Center at the University of Southern California. Mr. DiMarco also serves on the NASDAQ Listing and Hearing Review Council.

ITEM 11.    EXECUTIVE COMPENSATION
Information regarding: (i) executive officer and director compensation will be set forth under the captions "Election of Directors—Director Compensation" and "Executive Officers and Executive Compensation" and (ii) compensation committee interlocks will be set forth under the caption "Executive Officers and Executive Compensation—Compensation Committee Interlocks and Insider Participation and Committee Independence" in the 2016 Proxy Statement or included in a Form 10-K/A as an amendment to our Form 10-K for the fiscal year ended October 3, 2015. The 2016 Proxy Statement or Form 10-K/A will be filed with the SEC within 120 days after the end of our fiscal year.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding: (i) equity compensation plan information will be set forth under the caption "Equity Compensation Plan Information"; and (ii) security ownership of certain beneficial owners and management will be set forth under the caption "Security Ownership of Certain Beneficial Owners and Management"; in our 2016 Proxy Statement and is incorporated herein by reference or included in a Form 10-K/A as an amendment to our Form 10-K for the fiscal year ended October 3, 2015.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this item will be set forth under the caption "Certain Relationships and Related Party Transactions" in our 2016 Proxy Statement and is incorporated herein by reference or included in a Form 10-K/A as an amendment to our Form 10-K for the fiscal year ended October 3, 2015.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Principal Accounting Fees and Services

The following table sets forth fees for services provided by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, "Deloitte") during fiscal years 2015 and 2014:

	2015	2014
Audit fees(1)	$2,030,577	$1,918,649
Tax fees(2)	176,323	166,382
All other fees(3)	2,600	2,600
Total	$2,209,500	$2,087,631
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

(2)	Represents tax compliance and related services.

(3)	Represents the annual subscription for access to the Deloitte Accounting Research Tool, which is a searchable on-line accounting database.
Pre-Approval of Audit and Non-Audit Services
The Audit Committee has determined that the provision of non-audit services by Deloitte is compatible with maintaining Deloitte's independence. In accordance with its charter, the Audit Committee approves in advance all audit and non-audit services to be provided by Deloitte. In other cases, the Chairman of the Audit Committee has the delegated authority from the Committee to pre-approve certain additional services, and such pre-approvals are communicated to the full Committee at its next meeting. During fiscal year 2015, all such services were pre-approved by the Audit Committee in accordance with this policy.

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

3.	Exhibits

Exhibit Numbers
3.1*	Restated and Amended Certificate of Incorporation. (Previously filed as Exhibit 3.1 to Form 10-K for the fiscal year ended September 29, 1990)
3.2*	Certificate of Amendment of Restated and Amended Certificate of Incorporation of Coherent, Inc. (Previously filed as Exhibit 3.2 to Form 10-K for the fiscal year ended September 28, 2002)
3.3*	Bylaws. (Previously filed as Exhibit 3.1 to Form 8-K, filed on December 12, 2012)
10.1*‡	Amended and Restated Employee Stock Purchase Plan. (Previously filed as Exhibit 10.1 to Form S-8 filed on June 12, 2012)
10.2*‡	Coherent Employee Retirement and Investment Plan. (Previously filed as Exhibit 10.23 to Form 8, Amendment No. 1 to Annual Report on Form 10-K for the fiscal year ended September 25, 1982)
10.3*	1998 Director Option Plan. (Previously filed as Appendix B to Schedule 14A filed February 28, 2006)
10.4*‡	2001 Stock Plan. (Previously filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 29, 2008)
10.5*‡	Change of Control Severance Plan, as amended and restated effective December 7, 2012. (Previously filed as Exhibit 10.1 to Form 8-K, filed on December 17, 2014)
10.6*‡	Variable Compensation Plan, as amended. (Previously filed as Exhibit 10.7 to Form 10-K for the fiscal year ended October 1, 2011)
10.7*‡	Fiscal 2013 Variable Compensation Plan Payout Scale (Previously filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended December 28, 2013)
10.8***‡	Fiscal 2014 Variable Compensation Plan Payout Scale (Previously filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended December 28, 2013)
10.9*‡	Supplementary Retirement Plan. (Previously filed as Exhibit 10.5 to Form 10-Q for the quarter ended April 1, 2006)
10.10*‡	2005 Deferred Compensation Plan. (Previously filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended December 31, 2011)
10.11*‡	Form of 2001 Stock Plan Terms and Conditions of Restricted Stock Units. (Previously filed as Exhibit 10.1 to Form 8-K filed on November 27, 2009)
10.12*‡	Form of 2001 Stock Plan Amended Global Stock Option Agreement. (Previously filed as Exhibit 10.2 to Form 8-K filed on November 27, 2009)
10.13*	Amended and Restated Loan Agreement by and between Coherent, Inc. and Union Bank of California, N.A. dated as of May 30, 2012. (Previously filed as Exhibit 10.1 to Form 8-K filed on June 5, 2012)
10.14*	Amended and Restated Promissory Note (Base Rate) (Previously filed as Exhibit 10.2 to Form 8-K filed on June 5, 2012)
10.15*	Second Lease Amendment by and between Coherent, Inc. and 5200 Patrick Henry Associates LLC dated as of July 23, 2010. (Previously filed as Exhibit 10.1 to Form 10-Q for the quarter ended July 3, 2010)
10.16*	Form of Indemnification Agreement (Previously filed as Exhibit 10.18 to Form 10-K for the year ended October 2, 2010)
10.17*‡	2011 Equity Incentive Plan. (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8 (File No. 333-174019) filed on May 6, 2011)
10.18*‡	Form of RSU Agreement for members of the Board of Directors under the Company's 2011 Equity Incentive Plan. (Previously filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended July 2, 2011)
10.19*‡	Form of Option Agreement for members of the Board of Directors under the Company's 2011 Equity Incentive Plan. (Previously filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended July 2, 2011)
10.20*‡	Form of Performance RSU Agreement under the 2011 Equity Incentive Plan. (Previously filed as Exhibit 10.22 to Form 10-K for the fiscal year ended October 1, 2011)
10.21*‡	Form of Time-Based RSU Agreement under the 2011 Equity Incentive Plan. (Previously filed as Exhibit 10.23 to Form 10-K for the fiscal year ended October 1, 2011)
10.22*‡	Form of Performance RSU Agreement under the 2011 Equity Incentive Plan (Amended) (Previously filed as Exhibit 10.23 to Form 10-K for the fiscal year ended September 29, 2012)

10.23*‡	Form of Performance RSU Agreement under the 2011 Equity Incentive Plan, as amended November 8, 2013. (Previously filed as Exhibit 10.1 to Form 8-K filed November 14, 2013)
10.24*	First Modification Agreement to Loan and Security Agreement with Union Bank, N.A., dated May 30, 2014 (Previously filed as Exhibit 10.1 to Form 8-K filed June 3, 2014)
10.25‡	Form of Performance RSU Agreement under the 2011 Equity Plan
21.1	Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see signature page)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
__________________________________________

*	These exhibits were previously filed with the Commission as indicated and are incorporated herein by reference.
**	Portions of this exhibit are redacted and confidential treatment has been requested.
‡	Identifies management contract or compensatory plans or arrangements required to be filed as an exhibit.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COHERENT, INC.
Date:	December 1, 2015	/s/ JOHN R. AMBROSEO
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ JOHN R. AMBROSEO
John R. Ambroseo (Director and Principal Executive Officer)	December 1, 2015 Date
/s/ HELENE SIMONET
Helene Simonet (Principal Financial and Accounting Officer)	December 1, 2015 Date
/s/ JAY T. FLATLEY
Jay T. Flatley (Director)	December 1, 2015 Date
/s/ SUSAN M. JAMES
Susan M. James (Director)	December 1, 2015 Date
/s/ L. WILLIAM KRAUSE
L. William Krause (Director)	December 1, 2015 Date
/s/ GARRY W. ROGERSON
Garry W. Rogerson (Director)	December 1, 2015 Date
/s/ STEVE SKAGGS
Steve Skaggs (Director)	December 1, 2015 Date
/s/ SANDEEP VIJ
Sandeep Vij (Director)	December 1, 2015 Date

STATEMENT OF MANAGEMENT RESPONSIBILITY
Management is responsible for the preparation, integrity, and objectivity of the Consolidated Financial Statements and other financial information included in the Company's 2015 Annual Report on Form 10-K. The Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles and reflect the effects of certain estimates and judgments made by management. It is critical for investors and other readers of the Consolidated Financial Statements to have confidence that the financial information that we provide is timely, complete, relevant and accurate.
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
Our Consolidated Financial Statements as of and for the year ended October 3, 2015 have been audited by Deloitte & Touche LLP, an independent registered public accounting firm. Their audit was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and included an integrated audit under such standards.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Coherent, Inc.:
We have audited the accompanying consolidated balance sheets of Coherent, Inc. and its subsidiaries (collectively, the "Company") as of October 3, 2015 and September 27, 2014, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended October 3, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 3, 2015 and September 27, 2014, and the results of its operations and its cash flows for each of the three years in the period ended October 3, 2015, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of October 3, 2015, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 1, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP

San Jose, California
December 1, 2015

COHERENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	October 3, 2015	September 27, 2014
ASSETS
Current assets:
Cash and cash equivalents	$130,607	$91,217
Short-term investments	194,908	227,058
Accounts receivable—net of allowances of $3,015 in 2015 and $1,155 in 2014	142,260	137,324
Inventories	156,614	170,483
Prepaid expenses and other assets	28,294	27,839
Deferred tax assets	28,118	27,134
Total current assets	680,801	681,055
Property and equipment, net	102,445	107,424
Goodwill	101,817	109,513
Intangible assets, net	22,776	31,666
Other assets	61,108	69,717
Total assets	$968,947	$999,375
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$33,379	$32,784
Income taxes payable	4,279	2,029
Other current liabilities	84,941	82,506
Total current liabilities	122,599	117,319
Other long-term liabilities	49,930	62,407
Commitments and contingencies (Note 10)
Stockholders' equity:
Common stock, par value $.01:
Authorized—500,000 shares;
Outstanding—23,970 shares in 2015 and 24,950 shares in 2014	238	248
Additional paid-in capital	128,607	184,042
Accumulated other comprehensive income (loss)	(9,513)	34,682
Retained earnings	677,086	600,677
Total stockholders' equity	796,418	819,649
Total liabilities and stockholders' equity	$968,947	$999,375
See accompanying Notes to Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended
	October 3, 2015	September 27, 2014	September 28, 2013
Net sales	$802,460	$794,639	$810,126
Cost of sales	467,061	481,249	487,855
Gross profit	335,399	313,390	322,271
Operating expenses:
Research and development	81,455	79,070	82,785
Selling, general and administrative	149,829	154,030	149,513
Gain on business combination	(1,316)	—	—
Impairment of investment	2,017	—	—
Amortization of intangible assets	2,667	3,424	5,074
Total operating expenses	234,652	236,524	237,372
Income from operations	100,747	76,866	84,899
Other income (expense):
Interest and dividend income	595	397	230
Interest expense	(48)	(72)	(164)
Other—net	(1,726)	2,028	(1,469)
Total other income (expense), net	(1,179)	2,353	(1,403)
Income before income taxes	99,568	79,219	83,496
Provision for income taxes	23,159	20,113	17,141
Net income	$76,409	$59,106	$66,355
Net income per share:
Basic	$3.09	$2.39	$2.75
Diluted	$3.06	$2.36	$2.70
Shares used in computation:
Basic	24,754	24,760	24,138
Diluted	24,992	25,076	24,555
See accompanying Notes to Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended
	October 3, 2015	September 27, 2014	September 28, 2013

Net income	$76,409	$59,106	$66,355
Other comprehensive income (loss): (1)
Translation adjustment, net of taxes (2)	(45,624)	(19,185)	13,998
Net gain (loss) on derivative instruments, net of taxes (3)	601	(573)	—
Changes in unrealized gains (losses) on available-for-sale securities, net of taxes (4)	828	(10)	(3)
Other comprehensive income (loss), net of tax	(44,195)	(19,768)	13,995
Comprehensive income	$32,214	$39,338	$80,350

(1) Reclassification adjustments were not significant during fiscal years 2015, 2014 and 2013.
(2) Tax expense (benefit) of $(1,768), $250 and $(746) was provided on translation adjustments during fiscal 2015, 2014 and 2013, respectively.
(3) Tax expense (benefit) of $349 and $(332) was provided on net gain (loss) on derivative instruments during fiscal 2015 and 2014, respectively.
(4) Tax expense of $486 was provided on changes in unrealized gains (losses) on available-for-sale securities during fiscal 2015. Tax expense (benefit) on changes in unrealized gains (losses) on available-for-sale securities during fiscal 2014 and 2013 was insignificant.

COHERENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Three Years in the Period Ended October 3, 2015
(In thousands)

	Common Stock Shares	Common Stock Par Value	Add. Paid-in Capital	Accum. Other Comp. Income(Loss)	Retained Earnings	Total
Balances, September 29, 2012	23,746	$237	$131,708	$40,455	$499,256	$671,656
Common stock issued under stock plans, net of shares withheld for employee taxes	718	7	12,364	—	—	12,371
Tax impact from employee stock options	—	—	(836)	—	—	(836)
Stock-based compensation	—	—	19,017	—	—	19,017
Cash dividends paid ($1.00 per common share)	—	—	—	—	(24,040)	(24,040)
Net income	—	—	—	—	66,355	66,355
Other comprehensive income, net of tax	—	—	—	13,995	—	13,995
Balances, September 28, 2013	24,464	$244	$162,253	$54,450	$541,571	$758,518
Common stock issued under stock plans, net of shares withheld for employee taxes	486	4	2,870	—	—	2,874
Tax impact from employee stock options	—	—	(52)	—	—	(52)
Stock-based compensation	—	—	18,971	—	—	18,971
Net income	—	—	—	—	59,106	59,106
Other comprehensive loss, net of tax	—	—	—	(19,768)	—	(19,768)
Balances, September 27, 2014	24,950	$248	$184,042	$34,682	$600,677	$819,649
Common stock issued under stock plans, net of shares withheld for employee taxes	322	4	2,002	—	—	2,006
Tax impact from employee stock options	—	—	(667)	—	—	(667)
Repurchases of common stock	(1,302)	(14)	(75,013)	—	—	(75,027)
Stock-based compensation	—	—	18,243	—	—	18,243
Net income	—	—	—	—	76,409	76,409
Other comprehensive loss, net of tax	—	—	—	(44,195)	—	(44,195)
Balances, October 3, 2015	23,970	$238	$128,607	$(9,513)	$677,086	$796,418
See accompanying Notes to Consolidated Financial Statements

COHERENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Year Ended
	October 3, 2015	September 27, 2014	September 28, 2013
Cash flows from operating activities:
Net income	$76,409	$59,106	$66,355
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,815	26,608	26,356
Amortization of intangible assets	8,244	9,593	9,767
Gain on business combination	(1,316)	—	—
Impairment of investment	2,017	—	—
Stock-based compensation	18,232	18,897	18,891
Deferred income taxes	838	(8,185)	(1,107)
Other non-cash (income) expense	526	(1,364)	353
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(10,099)	(5,191)	4,226
Inventories	6,054	(6,890)	4,260
Prepaid expenses and other assets	(2,048)	11,635	10,128
Other assets	802	(3,489)	34
Accounts payable	1,000	(2,295)	6,116
Income taxes payable/receivable	(6,759)	(11,373)	(20,574)
Other current liabilities	5,623	(580)	(11,185)
Other long-term liabilities	120	4,907	1,902
Net cash provided by operating activities	124,458	91,379	115,522
Cash flows from investing activities:
Purchases of property and equipment	(22,163)	(23,390)	(21,988)
Proceeds from dispositions of property and equipment	1,163	585	1,482
Purchases of available-for-sale securities	(312,592)	(280,408)	(228,231)
Proceeds from sales and maturities of available-for-sale securities	346,059	193,430	245,361
Acquisition of businesses, net of cash acquired	(9,300)	—	(67,289)
Net cash provided by (used in) investing activities	3,167	(109,783)	(70,665)

(continued)

COHERENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (In thousands)

	Year Ended
	October 3, 2015	September 27, 2014	September 28, 2013
Cash flows from financing activities:
Short-term borrowings	$38,729	$61,523	$20,717
Repayments of short-term borrowings	(38,729)	(61,499)	(20,717)
Net change in capital lease obligations	—	(2)	(17)
Issuance of common stock under employee stock option and purchase plans	7,308	10,685	16,541
Repurchase of common stock	(75,027)	—	—
Cash dividend paid	—	—	(24,040)
Net settlement of restricted common stock	(5,302)	(7,811)	(4,170)
Net cash provided by (used in) financing activities	(73,021)	2,896	(11,686)
Effect of exchange rate changes on cash and cash equivalents	(15,214)	(3,719)	9,512
Net increase (decrease) in cash and cash equivalents	39,390	(19,227)	42,683
Cash and cash equivalents, beginning of year	91,217	110,444	67,761
Cash and cash equivalents, end of year	$130,607	$91,217	$110,444
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$48	$32	$164
Income taxes	$29,816	$44,055	$54,047
Cash received during the year for:
Income taxes	$3,297	$7,022	$13,538
Noncash investing and financing activities:
Unpaid property and equipment purchases	$1,425	$721	$1,550

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

2. SIGNIFICANT ACCOUNTING POLICIES
Fiscal Year
Our fiscal year ends on the Saturday closest to September 30. Fiscal years 2015, 2014 and 2013 ended on October 3, 2015, September 27, 2014 and September 28, 2013, respectively, and are referred to in these financial statements as fiscal 2015, fiscal 2014, and fiscal 2013 for convenience. Fiscal year 2015 includes 53 weeks and fiscal years 2014 and 2013 include 52 weeks. The fiscal years of the majority of our international subsidiaries end on September 30. Accordingly, the financial statements of these subsidiaries as of that date and for the years then ended have been used for our consolidated financial statements. Management believes that the impact of the use of different year-ends is immaterial to our consolidated financial statements taken as a whole.
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
Fair Value of Financial Instruments
The carrying amounts of certain of our financial instruments including accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities. Short-term investments are comprised of available-for-sale securities, which are carried at fair value. Other non-current assets include trading securities and life insurance contracts related to our deferred compensation plans; trading securities are carried at fair value and life insurance contracts are carried at cash surrender values, which due to their ability to be converted to cash at that amount, approximate their fair values. Foreign exchange contracts are stated at fair value based on prevailing financial market information.
Cash Equivalents
All highly liquid investments with maturities of three months or less at the time of purchase are classified as cash equivalents. At fiscal 2015 year-end, cash and cash equivalents included cash and money market funds.
Concentration of Credit Risk
Financial instruments that may potentially subject us to concentrations of credit risk consist principally of cash equivalents, short-term investments and accounts receivable. At fiscal 2015 year-end, the majority of our short-term investments are in US Treasury and federal agency obligations. Cash equivalents and short-term investments are maintained with several financial institutions and may exceed the amount of insurance provided on such balances. At October 3, 2015, we held cash and cash equivalents and short-term investments outside the U.S. in certain of our foreign operations totaling approximately $271.3 million, $90.0 million of which was denominated in currencies other than the U.S. dollar. The majority of our accounts receivable are derived from sales to customers for commercial applications. We perform ongoing credit evaluations of our customers' financial condition and limit the amount of credit extended when deemed necessary but generally require no collateral. In certain instances, we may require customers to issue a letter of credit. We maintain reserves for potential credit losses. Our products are broadly distributed and there was one customer who accounted for 21.4% and 15.2% of accounts receivable at fiscal 2015 and fiscal 2014 year-end. There was another customer who accounted for 11.6% of accounts receivable at fiscal 2014 year-end.

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivative Financial Instruments
Our primary objective for holding derivative financial instruments is to manage currency exchange rate risk. Principal currencies hedged include the Euro, South Korean Won, Japanese Yen, British Pound, Chinese Renminbi, Malaysian Ringgit and Singapore dollar. Our derivative financial instruments are recorded at fair value, on a gross basis, and are included in other current assets and other current liabilities.
Our accounting policies for derivative financial instruments are based on whether they meet the criteria for designation as a cash flow hedge. Changes in the fair value of these cash flow hedges that are highly effective are recorded in accumulated other comprehensive income and reclassified into earnings in the same line item on the consolidated statements of operations as the impact of the hedged transaction during the period in which the hedged transaction affects earnings. The ineffective portion of cash flow hedges are recognized immediately in other income and expenses. Derivatives that we designate as cash flow hedges are classified in the consolidated statements of cash flows in the same section as the underlying item, primarily within cash flows from operating activities. The changes in fair value of derivative instruments that are not designated as hedges are recognized immediately in other income and expenses.
We formally document all relationships between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash-flow hedges to specific forecasted transactions. We also assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged items.
Accounts Receivable Allowances
Accounts receivable allowances reflect our best estimate of probable losses inherent in our accounts receivable balances. We regularly review allowances by considering factors such as historical experience, credit quality, the age of the accounts receivable balances and current economic conditions that may affect a customer's ability to pay.
Activity in accounts receivable allowance is as follows (in thousands):

	Fiscal year-end
	2015	2014	2013
Beginning balance	$1,155	$1,386	$1,443
Additions charged to expenses	2,716	1,194	1,622
Deductions from reserves	(856)	(1,425)	(1,679)
Ending balance	$3,015	$1,155	$1,386
Inventories
Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories are as follows (in thousands):

	Fiscal year-end
	2015	2014
Purchased parts and assemblies	$50,182	$51,091
Work-in-process	56,225	70,486
Finished goods	50,207	48,906
Total inventories	$156,614	$170,483
Property and Equipment
Property and equipment are stated at cost and are depreciated or amortized using the straight-line method. Cost, accumulated depreciation and amortization, and estimated useful lives are as follows (dollars in thousands):

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Fiscal year-end
	2015	2014	Useful Life
Land	$6,132	$6,235
Buildings and improvements	69,970	73,154	5-40 years
Equipment, furniture and fixtures	230,208	224,133	3-10 years
Leasehold improvements	31,290	30,632	1-15 years
	337,600	334,154
Accumulated depreciation and amortization	(235,155)	(226,730)
Property and equipment, net	$102,445	$107,424
Asset Retirement Obligations
The fair value (the present value of estimated cash flows) of a liability for an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. All of our existing asset retirement obligations are associated with commitments to return the property to its original condition upon lease termination at various sites and costs to clean up and dispose of certain fixed assets at our Sunnyvale, California site. We estimated that as of fiscal 2015 year-end, gross expected future cash flows of $3.0 million would be required to fulfill these obligations.
The following table reconciles changes in our asset retirement liability for fiscal 2015 and 2014 (in thousands):

Asset retirement liability as of September 28, 2013	$2,247
Adjustment to asset retirement obligations recognized	39
Accretion recognized	53
Changes due to foreign currency exchange	(117)
Asset retirement liability as of September 27, 2014	2,222
Adjustment to asset retirement obligations recognized	542
Accretion recognized	55
Changes due to foreign currency exchange	(165)
Asset retirement liability as of October 3, 2015	$2,654
At October 3, 2015 and September 27, 2014, the asset retirement liability is included in Other long-term liabilities on our consolidated balance sheets.
Long-lived Assets
We evaluate the carrying value of long-lived assets, including intangible assets, whenever events or changes in business circumstances or our planned use of long-lived assets indicate that their carrying amounts may not be fully recoverable or that their useful lives are no longer appropriate. Reviews are performed to determine whether the carrying values of long-lived assets are impaired based on a comparison to the undiscounted expected future net cash flows. If the comparison indicates that impairment exists, long-lived assets that are classified as held and used are written down to their respective fair values. When long-lived assets are classified as held for sale, they are written down to their respective fair values less costs to sell. Significant management judgment is required in the forecast of future operating results that is used in the preparation of expected undiscounted cash flows. For fiscal years 2015, 2014 and 2013, there were no significant asset impairments recorded other than the impairment of our investment in SiOnyx (See Note 8. "Balance Sheet Details").
Goodwill
Goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired (see Note 7. "Goodwill and Intangible Assets"). In testing for impairment, we have the option to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

reporting unit is less than its carrying amount. Moreover, an entity can bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the impairment test, and then resume performing the qualitative assessment in any subsequent period. In both our fiscal 2015 and 2014 annual testing, we performed a qualitative assessment of the goodwill for our SLS reporting unit using the opening balance sheet as of the first day of the fourth quarter and noted no impairment. For the CLC reporting unit, we elected to bypass the qualitative assessment and proceed directly to performing the first step of the goodwill impairment test. Accordingly, we performed our Step 1 test using the opening balance sheet as of the first day of the fourth quarter and noted no impairment in both fiscal 2015 and 2014. (See Note 7 for additional discussion of the fiscal 2015 analysis.)
Intangible Assets
Intangible assets, including acquired existing technology, customer lists and trade name are amortized on a straight-line basis over their estimated useful lives, currently 1 year to 15 years (See Note 7. "Goodwill and Intangible Assets").
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
Components of the reserve for warranty costs during fiscal 2015, 2014 and 2013 were as follows (in thousands):

	Fiscal year-end
	2015	2014	2013
Beginning balance	$16,961	$18,508	$17,442
Additions related to current period sales	20,959	24,149	26,721
Warranty costs incurred in the current period	(21,922)	(25,144)	(27,975)
Accruals resulting from acquisitions	215	—	1,735
Adjustments to accruals related to foreign exchange and other	(905)	(552)	585
Ending balance	$15,308	$16,961	$18,508
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
The majority of our sales are made to original equipment manufacturers ("OEMs"), distributors, representatives and end-users in the non-scientific market. Sales made to these customers do not require installation of the products by us and are not subject to other post-delivery obligations, except in occasional instances where we have agreed to perform installation or provide training. In those instances, we defer revenue related to installation services or training until these services have been rendered. We allocate revenue from multiple element arrangements to the various elements based upon relative fair values.
Our sales to distributors, representatives and end-user customers typically do not have customer acceptance provisions and only certain of our sales to OEM customers and integrators have customer acceptance provisions. Customer acceptance is generally limited to performance under our published product specifications. For the few product sales that have customer acceptance provisions because of higher than published specifications, (1) the products are tested and accepted by the customer at our site or the customer accepts the results of our testing program prior to shipment to the customer, or (2) the revenue is deferred until customer acceptance occurs.
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
We treat third party and government funding of our research and development activity, where we are the primary beneficiary of such work conducted, as a reduction of research and development cost. Research and development reimbursements of $2.5 million, $7.2 million and $1.7 million were offset against research and development costs in fiscal 2015, 2014 and 2013, respectively.
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
Comprehensive Income (Loss)

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive income (loss) (net of tax) at fiscal 2015 and fiscal 2014 year-ends are substantially comprised of accumulated translation adjustments of $(10.4) million and $35.3 million, respectively.
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
The following table presents information necessary to calculate basic and diluted earnings per share (in thousands, except per share data):

	Fiscal
	2015	2014	2013
Weighted average shares outstanding—basic	24,754	24,760	24,138
Dilutive effect of employee stock awards	238	316	417
Weighted average shares outstanding—diluted	24,992	25,076	24,555
Net income	$76,409	$59,106	$66,355
Net income—basic	$3.09	$2.39	$2.75
Net income—diluted	$3.06	$2.36	$2.70
There were no potentially dilutive securities excluded from the dilutive share calculation for fiscal 2015. A total of 47,242 and 883 potentially dilutive securities have been excluded from the dilutive share calculation for fiscal 2014 and 2013, respectively, as their effect was anti-dilutive.
Stock-Based Compensation
We account for stock-based compensation using the fair value of the awards granted. We estimate the fair value of stock options granted using the Black-Scholes Merton model. We value restricted stock units using the intrinsic value method, which is based on the fair market value price on the grant date. We use a Monte Carlo simulation model to estimate the fair value of performance restricted stock units. We use historical data to estimate pre-vesting option and restricted stock unit forfeitures and record stock-based compensation expense only for those options and awards that are expected to vest. We amortize the fair value of stock options and awards on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. See Note 12 "Employee Stock Award, Option and Benefit Plans" for a description of our stock-based employee compensation plans and the assumptions we use to calculate the fair value of stock-based employee compensation.
Shipping and Handling Costs
We record costs related to shipping and handling of revenue in Cost of Sales for all periods presented. Shipping and handling fees billed to customers are included in Net Sales. Custom duties billed to customers are recorded in Cost of Sales.
Advertising Costs
Advertising costs are expensed as incurred and were $2.1 million, $2.9 million and $3.4 million in fiscal 2015, fiscal 2014 and fiscal 2013, respectively.
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
Federal and state income taxes have not been provided for on a portion of the unremitted earnings of foreign subsidiaries because such earnings are intended to be permanently reinvested. The total amount of unremitted earnings (including accumulated translation adjustments) of foreign subsidiaries for which we have not yet recorded federal and state income taxes was approximately $471.9 million and $429.4 million at fiscal 2015 and 2014 year-end, respectively. The amount of federal and state income taxes that would be payable upon repatriation of such earnings is not practicably determinable. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business.
Adoption of New Accounting Pronouncements
In July 2013, the FASB issued amended guidance that resolves the diversity in practice for the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This new accounting guidance requires the netting of unrecognized tax benefits ("UTBs") against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. Under the new standard, UTBs will be netted against all available same-jurisdiction losses or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs. The new standard requires prospective adoption but allows retrospective adoption for all periods presented. In the first quarter of fiscal year 2015, we adopted the FASB’s amended guidance prospectively in accordance with the standard. As a result of this adoption, both long-term income taxes payable and noncurrent deferred tax assets decreased by $7.9 million on our consolidated balance sheet.
Recently Issued Accounting Pronouncements
In November, the FASB issued amended guidance that clarifies that in a classified statement of financial position, an entity shall classify deferred tax liabilities and assets as noncurrent amounts. The new guidance supersedes ASC 740-10-45-5 which required the valuation allowance for a particular tax jurisdiction be allocated between current and noncurrent deferred tax assets for that tax jurisdiction on a pro rata basis. The new standard will become effective for our fiscal year beginning October 2, 2017. We are currently assessing the impact of this amended guidance and the timing of adoption.
In September 2015, the FASB issued amended guidance that simplifies the accounting for adjustments made to provisional amounts recognized in a business combination. Under previous guidance, the acquirer retrospectively adjusted the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill, and would have to revise comparative information for prior periods presented in financial statements as needed. The update requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

had been recognized as of the acquisition date. The new standard will become effective for our fiscal year beginning October 2, 2017. We are currently assessing the impact of this amended guidance and the timing of adoption.
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

3. BUSINESS COMBINATIONS
Fiscal 2015 Acquisitions
Raydiance, Inc.
On July 24, 2015, we acquired certain assets of Raydiance, Inc. ("Raydiance") for approximately $5.0 million, excluding transaction costs. Raydiance manufactured complete tools and lasers for ultrafast processing systems and subsystems in the precision micromachining processing market. The Raydiance assets have been included in our Specialty Lasers and Systems segment.
Our preliminary allocation of the purchase price is as follows (in thousands):

Tangible assets	$1,481
Goodwill	1,119
Intangible assets:
Existing technology	800
Customer lists	1,600
Total	$5,000
Results of operations for the business have been included in our consolidated financial statements subsequent to the date of acquisition and pro forma results of operations in accordance with authoritative guidance for prior periods have not been presented because the effect of the acquisition was not material to our prior period consolidated financial results.
The identifiable intangible assets are being amortized over their respective useful lives of three to five years.
None of the goodwill from this purchase is deductible for tax purposes.
We expensed $0.1 million of acquisition-related costs as selling, general and administrative expenses in our consolidated statements of operations for our fiscal year 2015.
Tinsley Optics

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. BUSINESS COMBINATIONS (Continued)

On July 27, 2015, we acquired the assets and certain liabilities of the Tinsley Optics ("Tinsley") business from L-3 Communications Corporation for approximately $4.3 million, excluding transaction costs. Tinsley is a specialized manufacturer of high precision optical components and subsystems sold primarily in the aerospace and defense industry. Tinsley manufactures the large form factor optics for our excimer laser annealing systems. Tinsley has been included in our Specialty Lasers and Systems segment.
Our preliminary allocation of the purchase price is as follows (in thousands):

Tangible assets:
Inventories	$2,263
Accounts receivable	2,240
Prepaid expenses and other assets	1,132
Property and equipment	2,451
Liabilities assumed	(1,702)
Deferred tax liabilities	(768)
Gain on business combination	(1,316)
Total	$4,300
The purchase price was lower than the fair value of net assets purchased, resulting in a gain of $1.3 million recorded as a separate line item in our consolidated statements of operations for our fiscal year 2015. The Company reassessed the recognition and measurement of identifiable assets acquired and liabilities assumed and concluded that all acquired assets and assumed liabilities were recognized and that the valuation procedures and resulting measures were appropriate.
Results of operations for the business have been included in our consolidated financial statements subsequent to the date of acquisition and pro forma results of operations in accordance with authoritative guidance for prior periods have not been presented because the effect of the acquisition was not material to our prior period consolidated financial results.
The gain from the bargain purchase is not subject to income taxation.
We expensed $0.4 million of acquisition-related costs as selling, general and administrative expenses in our consolidated statements of operations for our fiscal year 2015.
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
IPR&D consists of two projects that have not yet reached technological feasibility. The projects have not been completed as of October 3, 2015.
We expensed $0.2 million of acquisition-related costs as selling, general and administrative expenses in our consolidated statements of operations for our fiscal year 2013.

4. FAIR VALUES
We measure our cash equivalents and marketable securities at fair value. The fair values of our financial assets and liabilities are determined using quoted market prices of identical assets or quoted market prices of similar assets from active markets. We recognize transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers between levels during the periods presented. As of October 3, 2015, we did not have any assets or liabilities valued based on Level 3 valuations. As of September 27, 2014, other than our investment in SiOnyx (See Note 8 "Balance Sheet Details"), we did not have any assets or liabilities valued based on Level 3 valuations.

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. FAIR VALUES (Continued)

Financial assets and liabilities measured at fair value as of October 3, 2015 and September 27, 2014 are summarized below (in thousands):

	Aggregate Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Aggregate Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	October 3, 2015			September 27, 2014
		(Level 1)	(Level 2)		(Level 1)	(Level 2)
Assets:
Cash equivalents:
Money market fund deposits	$8,297	$8,297	$—	$5,975	$5,975	$—
Certificates of deposit	—	—	—	12,084	—	12,084
Commercial paper (2)	—	—	—	1,400	—	1,400
Short-term investments:
U.S. Treasury and agency obligations (2)	150,748	—	150,748	150,088	—	150,088
Corporate notes and obligations (2)	17,942	—	17,942	52,987	—	52,987
Commercial paper (2)	9,740	—	9,740	23,983	—	23,983
Equity securities (1)	16,478	16,478	—	—	—	—
Prepaid and other assets:
Foreign currency contracts (3)	258	—	258	366	—	366
Mutual funds — Deferred comp and supplemental plan (4)	13,891	13,891	—	15,000	15,000	—
Total	$217,354	$38,666	$178,688	$261,883	$20,975	$240,908

Liabilities:
Other current liabilities:
Foreign currency contracts (3)	(239)	—	(239)	(2,196)	—	(2,196)
Total	$217,115	$38,666	$178,449	$259,687	$20,975	$238,712
 ___________________________________________________

(1)	Valuations are based upon quoted market prices.

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

(3)
The principal market in which we execute our foreign currency contracts is the institutional market in an over-the-counter environment with a relatively high level of price transparency. The market participants usually are large commercial banks. Our foreign currency contracts’ valuation inputs are based on quoted prices and quoted pricing intervals from public data sources and do not involve management judgment. At October 3, 2015, prepaid expenses and other assets include $217 non-designated forward contracts and $41 foreign currency contracts designated for cash flow hedges, respectively; other current liabilities include $239 non-designated forward contracts and $0 foreign currency contracts designated for cash flow hedges, respectively. At September 27, 2014, prepaid expenses and other assets include $303

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. FAIR VALUES (Continued)

non-designated forward contracts and $63 foreign currency contracts designated for cash flow hedges, respectively; other current liabilities include $1,246 non-designated forward contracts and $950 foreign currency contracts designated for cash flow hedges, respectively. See Note 6, "Derivative Instruments and Hedging Activities".

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
Cash, cash equivalents and short-term investments consist of the following (in thousands):

	Fiscal Year-end October 3, 2015
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$130,607	$—	$—	$130,607
Short-term investments:
Available-for-sale securities:
Commercial paper	$9,740	$—	$—	$9,740
U.S. Treasury and agency obligations	149,708	1,040	—	150,748
Corporate notes and obligations	17,892	52	(2)	17,942
Equity securities	15,269	1,209	—	16,478
Total short-term investments	$192,609	$2,301	$(2)	$194,908

	Fiscal Year-end September 27, 2014
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$91,217	$—	$—	$91,217
Short-term investments:
Available-for-sale securities:
Commercial paper	$23,983	$—	$—	$23,983
U.S. Treasury and agency obligations	149,260	831	(3)	150,088
Corporate notes and obligations	52,834	195	(42)	52,987
Total short-term investments	$226,077	$1,026	$(45)	$227,058

None of the unrealized losses as of October 3, 2015 or September 27, 2014 were considered to be other-than-temporary impairments.
The amortized cost and estimated fair value of available-for-sale investments in debt securities as of October 3, 2015 and September 27, 2014, classified as short-term investments on our consolidated balance sheets, were as follows (in thousands):

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. SHORT-TERM INVESTMENTS (Continued)

	Fiscal Year-end
	2015		2014
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Investments in available-for-sale debt securities due in less than one year	$148,088	$149,100	$178,329	$179,223
Investments in available-for-sale debt securities due in one to five years (1)	$29,252	$29,330	$47,748	$47,835

(1) Classified as short-term investments because these securities are highly liquid and can be sold at any time.
During fiscal 2015, we received proceeds totaling $163.8 million from the sale of available-for-sale securities and realized gross gains of less than $0.1 million. During fiscal 2014, we received proceeds totaling $37.3 million from the sale of available-for-sale securities and realized gross gains of less than $0.1 million.

6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
We maintain operations in various countries outside of the United States and have foreign subsidiaries that manufacture and sell our products in various global markets. The majority of our sales are transacted in U.S. dollars. However, we do generate revenues in other currencies, primarily the Euro, Japanese Yen, South Korean Won and Chinese Renminbi (RMB). As a result, our earnings, cash flows and cash balances are exposed to fluctuations in foreign currency exchange rates. We attempt to limit these exposures through financial market instruments. We utilize derivative instruments, primarily forward contracts with maturities of two months or less, to manage our exposure associated with anticipated cash flows and net asset and liability positions denominated in foreign currencies. Gains and losses on the forward contracts are mitigated by gains and losses on the underlying instruments. We do not use derivative financial instruments for speculative or trading purposes. The credit risk amounts represent the Company’s gross exposure to potential accounting loss on derivative instruments that are outstanding or unsettled if all counterparties failed to perform according to the terms of the contract, based on then-current currency rates at each respective date.
For derivative instruments that are not designated as hedging instruments, gains and losses are recognized in other income (expense).
Non-Designated Derivatives

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

The outstanding notional contract and fair value asset (liability) amounts of non-designated hedge contracts, with maximum maturity of two months, are as follows (in thousands):

	U.S. Notional Contract Value		U.S. Fair Value
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Euro currency hedge contracts
Purchase	$52,699	$31,926	$33	$(1,153)

South Korean WON currency hedge contracts
Purchase	$253	$—	$—	$—
Sell	$(17,747)	$(2,991)	$30	$72

Chinese RMB currency hedge contracts
Sell	$(10,900)	$(15,678)	$(106)	$(56)

Japanese Yen currency hedge contracts
Purchase	$558	$471	$8	$(3)
Sell	$(15,804)	$(15,084)	$(84)	$169

Other foreign currency hedge contracts
Purchase	$3,283	$1,899	$(49)	$(35)
Sell	$(5,835)	$(3,515)	$146	$63
Designated Derivatives
Cash flow hedges related to anticipated transactions are designated and documented at the inception of the hedge when we enter into contracts for specific future transactions. Cash flow hedges are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of OCI in stockholder's equity and is reclassified into earnings when the underlying transaction affects earnings. The majority of the after-tax net income or loss related to derivative instruments included in OCI at October 3, 2015 is expected to be reclassified into earnings within 12 months. Changes in the fair value of currency forward contracts due to changes in time value are excluded from the assessment of effectiveness and recognized in other income (expense) as incurred. We classify the cash flows from the foreign exchange forward contracts that are accounted for as cash flow hedges in the same section as the underlying item, primarily within cash flows from operating activities since we do not designate our cash flow hedges as investing or financing activities.
The outstanding notional contract and fair value asset (liability) amounts of designated cash flow hedge contracts, with maximum maturity of thirteen months, are as follows (in thousands):

	U.S. Notional Contract Value		U.S. Fair Value
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Euro currency hedge contracts
Purchase	$—	$11,149	$—	$(950)

Japanese Yen currency hedge contracts
Sell	$(2,903)	$(12,091)	$41	$63
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

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

The fair value of our derivative instruments is included in prepaid expenses and other assets and in other current liabilities in our Consolidated Balance Sheets (See Note 4); such amounts were not material as of October 3, 2015 and September 27, 2014.
The locations and amounts of designated and non-designated derivative instruments’ gains and losses in the consolidated financial statements for the fiscal year ended October 3, 2015 and September 27, 2014 were as follows (in thousands):

	Location in financial statements	Fiscal Year Ended October 3, 2015	Fiscal Year Ended September 27, 2014	Fiscal Year Ended September 28, 2013
Derivatives designated as hedging instruments
Gains(losses) in OCI on derivatives (effective portion), after tax	OCI	$601	$(573)	$—
Gains(losses) reclassified from OCI into income (effective portion)	Cost of sales	$(1,720)	$—	$—
Gains(losses) reclassified from OCI into income (effective portion)	Revenue	$208	$(13)	$—
Gains(losses) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Other income (expense)	$(108)	$20	$—
Derivatives not designated as hedging instruments
Gains(losses) recognized in income	Other income (expense)	$(4,320)	$(3,105)	$2,071

During the fiscal year ended October 3, 2015 we recognized a loss of $0.1 million in other income (expense) as ineffectiveness related to a portion of an anticipated hedged transaction that failed to occur within the original hedge period plus two months. The remainder of the hedged transaction occurred as expected and effective amounts were recognized in revenue as disclosed in the above table.
The amounts that will be reclassified from OCI to earnings will generally be offset by the recognition of the hedged transactions (e.g., anticipated cost of sales) in earnings, thereby achieving the realization of prices contemplated by the underlying risk management strategies and will vary from the expected amounts presented above as a result of changes in foreign exchange rates.
To mitigate credit risk in derivative transactions, we enter into master netting arrangements that allow each counterparty in the arrangements to net settle amounts of multiple and separate derivative transactions under certain conditions. We present the fair value of derivative assets and liabilities within the our consolidated balance sheet on a gross basis even when derivative transactions are subject to master netting arrangements and may otherwise qualify for net presentation. Our derivative contracts do not contain any credit risk related contingent features and do not require collateral or other security to be furnished by us or the counterparties.
Offsetting of Financial Assets/Liabilities under Master Netting Agreements with Derivative Counterparties as of October 3, 2015 and September 27, 2014 (in thousands):

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Derivative Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Derivative Assets Presented in the Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Received	Net Amounts
As of October 3, 2015:
Foreign exchange contracts	$258	$—	$258	$(116)	$—	$142
As of September 27, 2014:
Foreign exchange contracts	$367	$—	$367	$(367)	$—	$—
(1) The balances at October 3, 2015 and September 27, 2014 were related to derivative liabilities which are allowed to be net settled against derivative assets in accordance with the master netting agreements.

				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Derivative Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Derivative Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Paid	Net Amounts
As of October 3, 2015:
Foreign exchange contracts	$(239)	$—	$(239)	$116	$—	$(123)
As of September 27, 2014:
Foreign exchange contracts	$(2,197)	$—	$(2,197)	$367	$—	$(1,830)
(1) The balances at October 3, 2015 and September 27, 2014 were related to derivative assets which are allowed to be net settled against derivative liabilities in accordance with the master netting agreements.

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
Coherent has two reporting units: Specialty Laser Systems and Commercial Lasers and Components. In our fiscal 2015 annual testing, we performed a qualitative assessment of the goodwill for our SLS reporting unit during the fourth quarter of fiscal 2015 using the opening balance sheet as of the first day of the fourth quarter and concluded that it was more likely than not that the fair value of the reporting unit exceeded its carrying amount. In assessing the qualitative factors, we considered the impact of these key factors: macroeconomic conditions, fluctuations in foreign currency, market and industry conditions, our operating and competitive environment, regulatory and political developments, the overall financial performance of the reporting unit including cost factors and budgeted-to-actual revenue results. We also considered our market capitalization, stock price performance and the significant excess between the estimated fair value and carrying value of the SLS reporting unit.  Based on our assessment, goodwill in the SLS reporting unit was not impaired as of the first day of the fourth quarter of fiscal 2015. As such, it was not necessary to perform the two-step goodwill impairment test at that time. For the CLC reporting unit, we elected to bypass the qualitative assessment and proceed directly to performing the first step of the goodwill impairment

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. GOODWILL AND INTANGIBLE ASSETS (continued)

test. We performed our Step 1 test using the opening balance sheet as of the first day of the fourth quarter and noted no impairment. We determined the fair value of the CLC reporting unit for the Step 1 test using a 50-50% weighting of the Income (discounted cash flow) approach and Market (market comparable) approach. Management completed and reviewed the results of the Step 1 analysis and concluded that a Step 2 analysis was not required as the estimated fair value of the CLC reporting unit was significantly in excess of its carrying value. Between the completion of that testing and the end of the fourth quarter of fiscal 2015, we noted no indications of impairment or triggering events with either reporting unit to cause us to review goodwill for potential impairment.
The changes in the carrying amount of goodwill by segment for fiscal 2015 and 2014 are as follows (in thousands):

	Commercial Lasers and Components (1)		Specialty Laser Systems (2)	Total
Balance as of September 28, 2013	$6,363		$107,045	$113,408
Translation adjustments and other	—		(3,895)	(3,895)
Balance as of September 27, 2014	6,363		103,150	109,513
Additions (see Note 3)	—	1,119	1,119	1,119
Translation adjustments and other	—		(8,815)	(8,815)
Balance as of October 3, 2015	$6,363		$95,454	$101,817
(1) Gross amount of goodwill for our CLC segment was $25.7 million at both October 3, 2015 and September 27, 2014. At both October 3, 2015 and September 27, 2014, the accumulated impairment loss for the CLC reporting unit was $19.3 million reflecting an impairment charge in fiscal 2009.
(2) Gross amount of goodwill for our SLS segment was $97.8 million and $105.5 million at October 3, 2015 and September 27, 2014. At both October 3, 2015 and September 27, 2014, the accumulated impairment loss for the SLS reporting unit was $2.4 million reflecting an impairment charge in fiscal 2003.
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
During fiscal 2015, 2014 and 2013, we did not have any impairment of intangible assets as a result of the impairment analysis.
The components of our amortizable intangible assets are as follows (in thousands):

	Fiscal 2015 Year-ended October 3, 2015			Fiscal 2014 Year-ended September 27, 2014
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Existing technology	$71,365	$(55,452)	$15,913	$81,551	$(57,827)	$23,724
Customer lists	16,099	(9,661)	6,438	16,632	(9,199)	7,433
Trade name	399	(349)	50	431	(346)	85
In-process research and development	375	—	375	424	—	424
Total	$88,238	$(65,462)	$22,776	$99,038	$(67,372)	$31,666
For accounting purposes, when an intangible asset is fully amortized, it is removed from the disclosure schedule.
Amortizable intangible assets include intangible assets acquired through business combinations as well as through direct purchases or licenses.
The weighted average remaining amortization period for existing technology is approximately 3 years, and the weighted average remaining amortization period for customer lists and trade name is 4 years. Amortization expense for intangible assets

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. GOODWILL AND INTANGIBLE ASSETS (continued)

during fiscal years 2015, 2014, and 2013 was $8.2 million, $9.6 million and $9.8 million, respectively, which includes $6.3 million, $7.5 million and $6.6 million, respectively, for amortization of existing technology. The change in accumulated amortization also includes $2.9 million and $1.6 million of foreign exchange impact for fiscal 2015 and fiscal 2014, respectively.
Estimated amortization expense for the next five fiscal years and all years thereafter are as follows (in thousands):

Estimated Amortization Expense
2016	$8,157
2017	7,034
2018	4,291
2019	2,273
2020	628
Thereafter	393
Total	$22,776

8. BALANCE SHEET DETAILS
Prepaid expenses and other assets consist of the following (in thousands):

	Fiscal Year-end
	2015	2014
Prepaid and refundable income taxes	$8,846	$11,001
Other taxes receivable	6,574	5,184
Prepaid expenses and other assets	12,874	11,654
Total prepaid expenses and other assets	$28,294	$27,839
Other assets consist of the following (in thousands):

	Fiscal Year-end
	2015	2014
Assets related to deferred compensation arrangements (see Note 12)	$25,131	$26,484
Deferred tax assets	32,136	37,616
Other assets	3,841	5,617
Total other assets	$61,108	$69,717
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
Other current liabilities consist of the following (in thousands):

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. BALANCE SHEET DETAILS (continued)

	Fiscal Year-end
	2015	2014
Accrued payroll and benefits	$35,504	$29,228
Accrued expenses and other	10,974	13,410
Warranty reserve (see Note 2)	15,308	16,961
Other taxes payable	4,888	5,036
Customer deposits	1,793	2,335
Deferred revenue	16,474	15,536
Total other current liabilities	$84,941	$82,506
Other long-term liabilities consist of the following (in thousands):

	Fiscal Year-end
	2015	2014
Long-term taxes payable	$7,651	$15,776
Deferred compensation (see Note 12)	26,691	27,858
Deferred tax liabilities	2,708	6,511
Deferred revenue	3,149	3,448
Asset retirement obligations liability (see Note 2)	2,654	2,222
Other long-term liabilities	7,077	6,592
Total other long-term liabilities	$49,930	$62,407

9. SHORT-TERM BORROWINGS
We have several lines of credit which allow us to borrow in the applicable local currency. We have a total of $13.2 million of unsecured foreign lines of credit as of October 3, 2015. At October 3, 2015, we had used $1.5 million of these available foreign lines of credit as guarantees. These credit facilities were used in Europe, Japan and China during fiscal 2015. In addition, our domestic line of credit consists of a $50.0 million unsecured revolving credit account. The agreement will expire on May 31, 2017. The line of credit is subject to covenants related to financial ratios and tangible net worth with which we are currently in compliance. We have used $1.1 million for letters of credit against our domestic line of credit as of October 3, 2015.

10. COMMITMENTS AND CONTINGENCIES
Commitments
We lease several of our facilities under operating leases and recognize rent expense on a straight-line basis over the life of the leases.
Future minimum payments under our non-cancelable operating leases at October 3, 2015 are as follows (in thousands):

Fiscal
2016	$10,805
2017	9,630
2018	7,372
2019	5,590
2020	4,532
Thereafter through 2025	7,924
Total	$45,853
Rent expense, exclusive of sublease income, was $11.0 million, $11.0 million and $10.8 million in fiscal 2015, 2014 and 2013, respectively.

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. COMMITMENTS AND CONTINGENCIES (continued)

As of October 3, 2015, we had total purchase commitments for inventory of approximately $25.3 million and purchase obligations for fixed assets and services of $9.0 million compared to $23.6 million of purchase commitments for inventory and $6.1 million of purchase obligations for fixed assets and services at September 27, 2014.
Contingencies
We are subject to legal claims and litigation arising in the ordinary course of business, such as product liability, employment or intellectual property claims, including, but not limited to, the matters described below. On May 14, 2013, IMRA America (“Imra”) filed a complaint for patent infringement against two of the Company’s subsidiaries in the Regional Court of Düsseldorf, Germany, captioned In re IMRA America Inc. versus Coherent Kaiserslautern GmbH et. al. 4b O 38/13. The complaint alleges that the use of certain of our lasers infringe upon EP Patent No. 754,103, entitled “Method For Controlling Configuration of Laser Induced Breakdown and Ablation,” issued November 5, 1997 (the "Patent"). The Patent, now expired in all jurisdictions, is owned by the University of Michigan and licensed to Imra. The complaint seeks unspecified compensatory damages, the cost of court proceedings and seeks to permanently enjoin the Company from infringing the Patent in the future. Following the filing of the infringement suit, our subsidiaries filed a separate nullity action with the Federal Patent Court in Munich, Germany requesting that the court hold that the Patent was invalid based on prior art. On October 1, 2015, the Federal Patent Court ruled that the German portion of the Patent was invalid. Imra has the right to appeal this decision to the German Supreme Court. Management has made an accrual with respect to this matter and has determined, based on its current knowledge, that the amount or range of reasonably possible losses in excess of the amounts already accrued, is not reasonably estimable. Although we do not expect that such legal claims and litigation will ultimately have a material adverse effect on our consolidated financial position, results of operations or cash flows, an adverse result in one or more matters could negatively affect our results in the period in which they occur.
The United States and many foreign governments impose tariffs and duties on the import and export of certain products we sell.  From time to time our duty calculations and payments are audited by government agencies.  We are currently under audit in South Korea for customs duties and value added tax for the period March 2009 to March 2014. Although we do not expect that the audit will ultimately have a material adverse effect on our consolidated financial position, results of operations or cash flows, an adverse result in this matter could negatively affect our results in the period in which it occurs. As of October 3, 2015, management has accrued an estimated liability of $1.3 million related to this matter.

11. STOCK REPURCHASES AND DIVIDENDS
On December 10, 2012, we announced that the Board of Directors approved a $1.00 per share special cash dividend on our outstanding common stock payable on December 27, 2012 to stockholders of record on December 19, 2012, resulting in a payment of $24.0 million.
On July 25, 2014, our Board of Directors authorized a buyback program authorizing the Company to repurchase up to $25.0 million of our common stock from time to time through July 31, 2015. During the first and second quarters of fiscal 2015, we repurchased and retired 434,114 shares of outstanding common stock under this plan at an average price of $57.59 per share for a total of $25.0 million.
On January 21, 2015, our Board of Directors authorized an additional stock repurchase program to repurchase up to $25.0 million of our outstanding common stock from time to time through January 31, 2016. During the fourth quarter of fiscal 2015, we repurchased and retired 430,675 shares of outstanding common stock under this plan at an average price of $58.05 per share for a total of $25.0 million.
On August 25, 2015, our Board of Directors authorized an additional stock repurchase program to repurchase up to $25.0 million of our outstanding common stock from time to time through August 31, 2016. During the fourth quarter of fiscal 2015, we repurchased and retired 437,534 shares of outstanding common stock under this plan at an average price of $57.14 per share for a total of $25.0 million.
12. EMPLOYEE STOCK AWARD, OPTION AND BENEFIT PLANS
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

	Fiscal Year-end
	2015	2014
Cash surrender value of life insurance contracts	$12,780	$12,999
Fair value of mutual funds	13,891	15,000
Total assets	$26,671	$27,999

Total assets, included in:
Prepaid expenses and other assets	$1,540	$1,515
Other assets	25,131	26,484
Total assets	$26,671	$27,999

	Fiscal Year-end
	2015	2014
Total deferred compensation liability, included in:
Other current liabilities	$1,540	$1,515
Other long-term liabilities	26,691	27,858
Total deferred compensation liability	$28,231	$29,373
Life insurance premiums loads, policy fees and cost of insurance that are paid from the asset investments and gains and losses from the asset investments for these plans are recorded as components of other income or expense; such amounts were a net loss of $0.4 million in fiscal year 2015, a net gain of $4.2 million (including a $0.1 million death benefit) in fiscal year 2014 and a net gain of $2.1 million in fiscal year 2013. Changes in the obligation to plan participants are recorded as a component of operating expenses and cost of sales; such amounts were an income of $0.2 million in fiscal year 2015, a loss of $4.3 million in fiscal year 2014 and a loss of $2.8 million in fiscal year 2013. Liabilities associated with participant balances under our deferred compensation plans are affected by individual contributions and distributions made, as well as gains and losses on the participant's investment allocation election.
Coherent Employee Retirement and Investment Plan
Under the Coherent Employee Retirement and Investment Plan, we match employee contributions to the plan up to a maximum of 4% of the employee's individual earnings subject to IRS limitations. Employees become eligible for participation on their first day of employment and for Company matching contributions after completing one year of service. The Company's contributions (net of forfeitures) during fiscal 2015, 2014, and 2013 were $3.6 million, $3.6 million and $3.4 million, respectively.
Employee Stock Purchase Plan
We have an Employee Stock Purchase Plan ("ESPP") whereby eligible employees may authorize payroll deductions of up to 10% of their regular base salary to purchase shares at the lower of 85% of the fair market value of the common stock on the date of commencement of the offering or on the last day of the six-month offering period. During fiscal 2015, 2014 and 2013, a total of 132,004 shares, 134,321 shares and 159,754 shares, respectively, were purchased by and distributed to employees at an average price of $51.34, $48.68 and $37.20 per share, respectively. At fiscal 2015 year-end, we had 661,900 shares of our common stock reserved for future issuance under the plan.
Stock Award and Option Plans
We have a stock plan for which employees and non-employee directors are eligible participants. This plan is the 2011 Equity Incentive Plan (the "2011 Plan") which includes our options, time-based restricted stock units and performance restricted stock units. In prior years, we have had a stock plan for which employees and service providers were eligible participants and a non-employee Directors' Stock Option Plan for which only non-employee directors were eligible participants. Those prior plans

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12. EMPLOYEE STOCK AWARD, OPTION AND BENEFIT PLANS (continued)

have expired. Under the 2011 Plan, Coherent may grant options and awards (time-based restricted stock units and performance restricted stock units) to purchase up to 6,747,691 shares of common stock, of which 5,514,171 shares remained available for grant at fiscal 2015 year-end.
Grants to employees generally expire four years from the original grant date. Since adoption of the 2011 Plan, no stock options have been granted to employees.
Director options were previously automatically granted to our non-employee directors. New directors now initially receive an award of restricted stock units of 3,500 shares which vest over a two year period. The annual grant for non-employee directors is 3,500 shares of restricted stock units that vest on February 15 of the calendar year following the grant.
Restricted stock awards and restricted stock units are typically subject to vesting restrictions—either time-based or market-based conditions for vesting. Until restricted stock vests, shares (including those issuable upon vesting of the applicable restricted stock unit) are subject to forfeiture if employment or service to the Company terminates prior to the release of restrictions and cannot be transferred.

•	The service based restricted stock awards generally vest within three years from the date of grant.

•	The service based restricted stock unit awards are generally subject to annual vesting over three years from the date of grant.

•
The performance restricted stock unit award grants are generally either subject to annual vesting over three years from the date of grant or subject to a single vest measurement three years from the date of grant, depending upon achievement of performance measurements based on the performance of the Company's total shareholder returns (as defined in the plan) compared with the performance of the Russell 2000 Index.

Fair Value of Stock Compensation
We recognize compensation expense for all share-based payment awards based on the fair value of such awards. The expense is recognized on a straight-line basis per tranche over the respective requisite service period of the awards.
Determining Fair Value
Valuation and amortization method—We estimate the fair value of employee stock purchase shares using the Black-Scholes-Merton option-pricing formula. This fair value is then amortized on a straight-line basis over the purchase period.
Expected Term—The expected term represents the period of our employee stock purchase plan.
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
The fair values of shares purchased under the employee stock purchase plan for fiscal 2015, 2014 and 2013 were estimated using the following weighted-average assumptions:

	Employee Stock Purchase Plans
	Fiscal
	2015	2014	2013
Expected life in years	0.5	0.5	0.5
Expected volatility	28.6%	24.1%	32.3%
Risk-free interest rate	0.1%	0.1%	0.1%
Weighted average fair value per share	$14.39	$13.57	$10.56
Time-Based Restricted Stock Units

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12. EMPLOYEE STOCK AWARD, OPTION AND BENEFIT PLANS (continued)

Time-based restricted stock units are fair valued at the closing market price on the date of grant.
Performance Restricted Stock Units
We grant performance restricted stock units to officers and certain employees. The performance stock unit agreements provide for the award of performance stock units with each unit representing the right to receive one share of our common stock to be issued after the applicable award vesting period. The final number of units awarded, if any, for these performance grants will be determined as of the vesting dates, based upon our total shareholder return over the performance period compared to the Russell 2000 Index and could range from no units to a maximum of twice the initial award units. The weighted average fair value for these performance units was determined using a Monte Carlo simulation model incorporating the following weighted average assumptions:

	Fiscal
	2015	2014	2013
Risk-free interest rate	0.96%	0.6%	0.30%
Volatility	28.7%	36.9%	37.9%
Weighted average fair value	$70.57	$77.10	48.48

We recognize the estimated cost of these awards, as determined under the simulation model, over the related service period, with no adjustment in future periods based upon the actual shareholder return over the performance period.
Stock Compensation Expense
The following table shows total stock-based compensation expense and related tax benefits included in the Consolidated Statements of Operations for fiscal 2015, 2014 and 2013 (in thousands):

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Cost of sales	$2,530	$2,393	$2,151
Research and development	1,946	2,033	1,851
Selling, general and administrative	13,756	14,471	14,889
Income tax benefit	(4,247)	(5,243)	(5,292)
	$13,985	$13,654	$13,599
Total stock-based compensation cost capitalized as part of inventory during fiscal 2015 was $2.5 million; $2.5 million was amortized into income during fiscal 2015, which includes amounts capitalized in fiscal 2015 and amounts carried over from fiscal 2014. Total stock-based compensation cost capitalized as part of inventory during fiscal 2014 was $2.5 million; $2.4 million was amortized into income during fiscal 2014, which includes amounts capitalized in fiscal 2014 and amounts carried over from fiscal 2013. Management has made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.
At fiscal 2015 year-end, the total compensation cost related to unvested stock-based awards granted to employees under the Company's stock plans but not yet recognized was approximately $19.0 million, net of estimated forfeitures of $0.6 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 1.4 years and will be adjusted for subsequent changes in estimated forfeitures.
At fiscal 2015 year-end, the total compensation cost related to options to purchase common shares under the ESPP but not yet recognized was approximately $0.2 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately one month.
The stock option exercise tax benefits reported in the statement of cash flows results from the excess tax benefits arising from tax deductions in excess of the stock-based compensation cost recognized, determined on a grant-by-grant basis. During fiscal 2015, 2014 and 2013 we have not generated any excess tax benefits as cash flows from financing activities.
Stock Awards Activity

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12. EMPLOYEE STOCK AWARD, OPTION AND BENEFIT PLANS (continued)

At fiscal 2015, 2014 and 2013 year-end, we had 86,000, 107,000 and 270,000 shares subject to stock options outstanding. At fiscal 2015 year-end, the $86,000 shares outstanding were at a weighted average exercise price of $30.09 per share and had a weighted average remaining contractual term of 3.4 years.
The following table summarizes our time-based and performance restricted stock units activity for fiscal 2015, 2014 and 2013 (in thousands, except per share amounts):

	Time Based Restricted Stock Units		Performance Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested stock at September 29, 2012	440	$47.81	152	$57.55
Granted	273	44.03	97	48.48
Vested (1)	(254)	43.06	(28)	49.50
Forfeited	(6)	45.59	(8)	53.30
Nonvested stock at September 28, 2013	453	$48.22	213	$54.63
Granted	226	65.80	52	77.10
Vested	(275)	47.44	(33)	43.25
Forfeited	(14)	56.06	(3)	46.99
Nonvested stock at September 27, 2014	390	$58.66	229	$61.46
Granted	237	64.84	51	70.57
Vested	(219)	53.62	(38)	53.46
Forfeited	(14)	59.06	(43)	53.46
Nonvested stock at October 3, 2015	394	$65.17	199	$67.09
__________________________________________

(1)
Service-based restricted stock vested during each fiscal year. Performance awards and units included at 100% of target goal; under the terms of the awards, the recipient may earn between 0% and 200% of the award.

Restricted Stock Units are converted into the right to receive common stock upon vesting; prior to issuance, the Company permits the employee holders to satisfy their tax withholding requirements by net settlement, whereby the Company withholds a portion of the shares to cover the applicable taxes based on the fair market value of the Company's stock at the vesting date. The number of shares withheld to cover tax payments was 91,000 in fiscal 2015, 118,000 in fiscal 2014 and 95,000 in fiscal 2013; tax payments made were $5.3 million, $7.8 million and $4.2 million, respectively.
At fiscal 2015 year-end, 5,514,171 options or restricted stock units were available for future grant under all plans. At fiscal 2015 year-end, all outstanding stock options have been issued under plans approved by our shareholders.

13. OTHER INCOME (EXPENSE), NET
Other income (expense) includes other-net which is comprised of the following (in thousands):

	Fiscal
	2015	2014	2013
Foreign exchange loss	$(1,396)	$(2,246)	$(3,762)
Gain (loss) on deferred compensation investments, net (Note 12)	(351)	4,236	2,123
Other	21	38	170
Other - net	$(1,726)	$2,028	$(1,469)

14. INCOME TAXES
The provision for (benefit from) income taxes on income (loss) before income taxes consists of the following (in thousands):

	Fiscal
	2015	2014	2013
Currently payable:
Federal	$(932)	$2,492	$(1,796)
State	108	92	(141)
Foreign	32,189	26,885	27,152
	31,365	29,469	25,215
Deferred:
Federal	(4,327)	(2,815)	(4,022)
State	(200)	(111)	(16)
Foreign	(3,679)	(6,430)	(4,036)
	(8,206)	(9,356)	(8,074)
Provision for income taxes	$23,159	$20,113	$17,141
The components of income (loss) before income taxes consist of (in thousands):

	Fiscal
	2015	2014	2013
United States	$(13,293)	$821	$(7,142)
Foreign	112,861	78,398	90,638
Income before income taxes	$99,568	$79,219	$83,496
The reconciliation of the income tax expense at the U.S. Federal statutory rate (35%) to actual income tax expense is as follows (in thousands):

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14. INCOME TAXES (continued)

	Fiscal
	2015	2014	2013
Federal statutory tax expense	$34,849	$27,727	$29,223
Valuation allowance	635	841	534
Foreign taxes at rates less than U.S. rates, net	(10,558)	(6,974)	(8,219)
Stock-based compensation	2,150	1,326	1,292
State income taxes, net of federal income tax benefit	(38)	58	(143)
Research and development credit	(2,979)	(1,797)	(4,131)
Deferred compensation	(133)	(778)	(257)
Release of unrecognized tax benefits	(39)	(51)	(407)
Release of interest accrued for unrecognized tax benefits	(38)	(289)	(160)
Other	(690)	50	(591)
Provision for income taxes	$23,159	$20,113	$17,141
Effective tax rate	23.3%	25.4%	20.5%
The effective tax rate on income before income taxes for fiscal 2015 of 23.3% was lower than the statutory rate of 35.0%. This was primarily due to differences related to the benefit of income subject to foreign tax rates that are lower than U.S. tax rates including South Korea and Singapore tax exemptions, the benefit of foreign tax credits and the benefit of federal research and development tax credits including renewal of the federal research and development tax credits for fiscal 2014. These amounts are partially offset by deemed dividend inclusions under the Subpart F tax rules, stock-based compensation not deductible for tax purposes and limitations on the deductibility of compensation under IRC Section 162(m).
Coherent Korea received the final approval for a High-Tech tax exemption in 2013 from the South Korean authorities and it is subject to capital contribution limitations. The impact of this tax exemption decreased South Korean income taxes by approximately $2.8 million (or $0.11 per diluted share) in fiscal 2015, $2.4 million (or $0.10 per diluted share) in fiscal 2014 and $2.1 million (or $0.09 per diluted share) in fiscal 2013. The remaining High-Tech tax exemption benefit is minimal and should be fully utilized in fiscal 2016 and Coherent Korea should be subject to South Korea income tax at that time.
Coherent Singapore had previously received a Pioneer Status tax exemption from the Singapore authorities effective from fiscal 2012 through fiscal 2017, and it may be extended if certain additional requirements are satisfied. The tax holiday is conditional upon our meeting certain revenue, business spending and employment thresholds. Although Coherent Singapore had income in fiscal 2015, 2014 and 2013, these amounts were offset by a loss carryforward from fiscal 2012 and therefore we did not realize a cumulative benefit for the Singapore tax holiday.
The significant components of deferred tax assets and liabilities were (in thousands):

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14. INCOME TAXES (continued)

	Fiscal year-end
	2015	2014
Deferred tax assets:
Reserves and accruals not currently deductible	$31,067	$29,060
Operating loss carryforwards and tax credits	53,386	65,643
Deferred service revenue	2,144	2,097
Inventory capitalization	1,827	1,616
Stock-based compensation	6,128	6,573
Competent authority offset to transfer pricing tax reserves	4,328	4,328
Other	2,418	—
Total gross deferred tax assets	101,298	109,317
Valuation allowance	(15,556)	(14,403)
Total net deferred tax assets	85,742	94,914
Deferred tax liabilities:
Gain on issuance of stock by subsidiary	20,859	20,759
Depreciation and amortization	5,117	9,579
Accumulated translation adjustment	2,229	1,357
Other	—	5,012
Total gross deferred tax liabilities	28,205	36,707
Net deferred tax assets	$57,537	$58,207
In determining our fiscal 2015 and 2014 tax provisions under ASC Subtopic 740, we calculated the deferred tax assets and liabilities for each separate tax entity. We then considered a number of factors including the positive and negative evidence regarding the realization of our deferred tax assets to determine whether a valuation allowance should be recognized with respect to our deferred tax assets. We determined that a valuation allowance was appropriate for a portion of the deferred tax assets of our California and certain state research and development tax credits, foreign tax attributes and foreign net operating losses at fiscal 2015 and 2014 year-ends.
During fiscal 2015, we increased our valuation allowance on deferred tax assets by $1.2 million to $15.6 million, primarily due to the reduced ability to utilize California and certain state research and development tax credits.
The net deferred tax asset is classified on the consolidated balance sheets as follows (in thousands):

	Fiscal year-end
	2015	2014
Current deferred income tax assets	$28,118	$27,134
Current deferred income tax liabilities	(9)	(32)
Non-current deferred income tax assets	32,136	37,616
Non-current deferred income tax liabilities	(2,708)	(6,511)
Net deferred tax assets	$57,537	$58,207
We have various tax attribute carryforwards which include the following:

•
Foreign gross net operating loss carryforwards are $18.0 million, of which $17.1 million have no expiration date and of which $0.9 million are scheduled to expire beginning in fiscal year 2030. A valuation allowance totaling $4.9 million has been provided against the foreign gross net operating loss carryforwards in certain jurisdictions since the recovery of the carryforwards are uncertain. California gross net operating loss carryforwards are $14.7 million and are scheduled to expire in fiscal years 2022 to 2032. The tax benefit relating to approximately $6.6

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14. INCOME TAXES (continued)

million of the state gross net operating loss carryforwards will be credited to additional paid-in-capital when recognized.

•
Federal gross capital loss carryforwards of $0.9 million are scheduled to expire in fiscal year 2020. State gross capital loss carryforwards of $1.4 million are scheduled to expire in fiscal year 2020. No valuation allowance is recorded against the federal gross capital loss and the state gross capital loss carryforwards since we anticipate that it is more likely than not we will be able to utilize the capital loss in the future.

•
Federal R&D credit carryforwards of $24.4 million are scheduled to expire in fiscal years 2024 to 2035. The tax benefit relating to approximately $0.9 million of the federal tax credit carryforwards will be credited to additional paid-in-capital when recognized. California R&D credit carryforwards of $22.2 million have no expiration date. The tax benefit relating to approximately $0.5 million of the state tax credit carryforwards will be credited to additional paid-in-capital when recognized. A valuation allowance totaling $14.0 million, before federal benefit, has been recorded against California R&D credit carryforwards since the recovery of the carryforwards are uncertain. Other states R&D credit carryforwards of $1.7 million are scheduled to expire in fiscal years 2016 to 2030. A valuation allowance totaling $0.6 million, before federal benefit, has been recorded against certain state R&D credit carryforwards since the recovery of the carryforwards is uncertain.

•
Federal foreign tax credit carryforwards of $19.0 million are scheduled to expire in fiscal years 2016 to 2023. The tax benefit relating to approximately $11.5 million of the federal foreign tax credit carryforwards will be credited to additional paid-in-capital when recognized.

We are subject to taxation and file income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. For U.S. federal income tax purposes, all years prior to 2011 are closed. In our major foreign jurisdictions and our major state jurisdictions, the years prior to 2006 and 2011, respectively, are closed to examination. Earlier years in our various jurisdictions may remain open for adjustment to the extent that we have tax attribute carryforwards from those years. The various tax authorities may choose to audit tax returns for tax years beyond the statute of limitations period due to significant tax attribute carryforwards from those prior years, making adjustments only to carryforward attributes. We believe that we have provided adequate reserves for any adjustments that may be determined by the tax authorities.
A reconciliation of the change in gross unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

	Fiscal year-end
	2015	2014	2013
Balance as of the beginning of the year	$21,893	$21,378	$25,967
Tax positions related to current year:
Additions	311	346	1,008
Reductions	—	—	—
Tax positions related to prior year:
Additions	855	235	1,127
Reductions	—	—	—
Settlements	—	—	—
Lapses in statutes of limitations	(521)	(66)	(6,724)
Balance as of end of year	$22,538	$21,893	$21,378
As of October 3, 2015, the total amount of gross unrecognized tax benefits including gross interest and penalties was $24.3 million, of which $16.4 million, if recognized, would affect our effective tax rate. Our total gross unrecognized tax benefit was classified as long-term taxes payable in the consolidated balance sheets. We include interest and penalties related to unrecognized tax benefits within the provision for income taxes. As of October 3, 2015, the total amount of gross interest and penalties accrued was $1.8 million and it is classified as long-term taxes payable in the consolidated balance sheets. As of September 27, 2014, we had accrued $1.8 million for the gross interest and penalties and it is classified as long-term taxes payable in the consolidated balance sheets.

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
A summary of the fiscal tax years that remain subject to examination, as of October 3, 2015, for our major tax jurisdictions is:

United States—Federal	2011—forward
United States—Various States	2011—forward
Netherlands	2010—forward
Germany	2006—forward
Japan	2009—forward
United Kingdom	2014—forward

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

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15. SEGMENT AND GEOGRAPHIC INFORMATION (continued)

The following table provides net sales and income from operations for our operating segments a reconciliation of our total income from operations to net income (in thousands):

	Fiscal
	2015	2014	2013
Net sales:
Specialty Laser Systems	$559,593	$565,552	$571,644
Commercial Lasers and Components	242,867	229,087	238,482
Total net sales	$802,460	$794,639	$810,126
Income from operations:
Specialty Laser Systems	$133,506	$117,947	$115,931
Commercial Lasers and Components	9,127	2,688	12,411
Corporate and other	(41,886)	(43,769)	(43,443)
Total income from operations	$100,747	$76,866	$84,899
Total other income (expense), net	(1,179)	2,353	(1,403)
Income before income taxes	99,568	79,219	83,496
Provision for income taxes	23,159	20,113	17,141
Net income	$76,409	$59,106	$66,355
Geographic Information
Our foreign operations consist primarily of manufacturing facilities and sales offices in Europe and Asia-Pacific. Sales, marketing and customer service activities are conducted through sales subsidiaries throughout the world. Geographic sales information for fiscal 2015, 2014 and 2013 is based on the location of the end customer. Geographic long-lived asset information presented below is based on the physical location of the assets at the end of each year.
Sales to unaffiliated customers are as follows (in thousands):

	Fiscal
SALES	2015	2014	2013
United States	$213,483	$202,205	$188,204
Foreign countries:
South Korea	195,589	167,473	185,737
Japan	135,674	124,765	156,152
Germany	75,474	86,023	93,855
Europe, other	53,027	64,648	58,500
Asia-Pacific, other	85,584	98,760	73,794
Rest of World	43,629	50,765	53,884
Total foreign countries sales	588,977	592,434	621,922
Total sales	$802,460	$794,639	$810,126
Long-lived assets, which include all non-current assets other than goodwill, intangibles and deferred taxes, by geographic region, are as follows (in thousands):

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15. SEGMENT AND GEOGRAPHIC INFORMATION (continued)

	Fiscal Year-end
LONG-LIVED ASSETS	2015	2014
United States	$82,951	$82,274
Foreign countries:
Germany	33,964	38,678
Europe, other	2,993	2,920
Asia-Pacific	11,504	13,650
Total foreign countries long-lived assets	48,461	55,248
Total long-lived assets	$131,412	$137,522
Major Customers
We had one customer who accounted for 17%, 13% and 14% of consolidated revenue during fiscal 2015, 2014 and 2013, respectively. This customer purchased primarily from our SLS segment.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Summarized quarterly financial data for the years ended October 3, 2015 and September 27, 2014 are as follows (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2015:
Net sales	$200,615	$203,721	$188,502	$209,622
Gross profit	82,319	83,304	78,782	90,994
Net income	17,430	18,413	13,264	27,302
Net income per basic share	$0.70	$0.75	$0.54	$1.11
Net income per diluted share	$0.69	$0.74	$0.53	$1.10
Fiscal 2014:
Net sales	$193,556	$199,222	$196,517	$205,344
Gross profit	77,546	80,665	74,261	80,918
Net income	11,703	15,307	12,999	19,097
Net income per basic share	$0.48	$0.62	$0.52	$0.77
Net income per diluted share	$0.47	$0.61	$0.52	$0.76

INDEX TO EXHIBITS

Sequentially Exhibit Number	Exhibit
10.25	Form of Performance RSU Agreement under the 2011 Equity Plan
21.1	Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see signature page)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_________________________________________________________

All other exhibits required to be filed as part of this report have been incorporated by reference. See item 15 for a complete index of such exhibits.