Form 10-Q
period 2016-01-02
COHERENT INC
filed 2016-02-10
CIK 21510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ___________________________________________________
FORM 10-Q
 ___________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 2, 2016
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

The number of shares outstanding of registrant’s common stock, par value $.01 per share, on February 9, 2016 was 24,196,201.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share data)

	Three Months Ended
	January 2, 2016	December 27, 2014
Net sales	$190,275	$200,615
Cost of sales	106,377	118,296
Gross profit	83,898	82,319
Operating expenses:
Research and development	19,140	19,173
Selling, general and administrative	36,774	38,141
Amortization of intangible assets	701	696
Total operating expenses	56,615	58,010
Income from operations	27,283	24,309
Other income (expense):
Interest income	240	96
Interest expense	(15)	(11)
Other—net	(447)	(770)
Total other expense, net	(222)	(685)
Income before income taxes	27,061	23,624
Provision for income taxes	6,775	6,194
Net income	$20,286	$17,430

Net income per share:
Basic	$0.85	$0.70
Diluted	$0.84	$0.69

Shares used in computation:
Basic	23,996	24,936
Diluted	24,236	25,197

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended
	January 2, 2016	December 27, 2014

Net income	$20,286	$17,430
Other comprehensive income (loss): (1)
Translation adjustment, net of taxes (2)	(8,506)	(14,519)
Net gain (loss) on derivative instruments, net of taxes (3)	(30)	375
Changes in unrealized gains (losses) on available-for-sale securities, net of taxes (4)	138	(73)
Other comprehensive loss, net of tax	(8,398)	(14,217)
Comprehensive income	$11,888	$3,213

(1)	Reclassification adjustments were not significant during the three months ended January 2, 2016 and December 27, 2014.

(2)	Tax benefit of $346 and $752 was provided on translation adjustments during the three months ended January 2, 2016 and December 27, 2014, respectively.

(3)	Tax expense (benefit) of $(18) and $217 was provided on net gain (loss) on derivative instruments during the three months ended January 2, 2016 and December 27, 2014, respectively.

(4)
Tax expense (benefit) of $80 and $(39) was provided on changes in unrealized gains (losses) on available-for-sale securities for the three months ended January 2, 2016 and December 27, 2014, respectively.

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except par value)

	January 2, 2016	October 3, 2015
ASSETS
Current assets:
Cash and cash equivalents	$142,343	$130,607
Short-term investments	193,831	194,908
Accounts receivable—net of allowances of $2,733 and $3,015, respectively	144,595	142,260
Inventories	158,006	156,614
Prepaid expenses and other assets	32,733	28,294
Total current assets	671,508	652,683
Property and equipment, net	99,732	102,445
Goodwill	100,175	101,817
Intangible assets, net	20,070	22,776
Other assets	93,871	89,226
Total assets	$985,356	$968,947

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$5,000	$—
Accounts payable	28,858	33,379
Income taxes payable	10,557	4,279
Other current liabilities	79,219	84,932
Total current liabilities	123,634	122,590
Other long-term liabilities	51,483	49,939
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, Authorized—500,000 shares, par value $.01 per share:
Outstanding—24,190 shares and 23,970 shares, respectively	241	238
Additional paid-in capital	130,537	128,607
Accumulated other comprehensive loss	(17,911)	(9,513)
Retained earnings	697,372	677,086
Total stockholders’ equity	810,239	796,418
Total liabilities and stockholders’ equity	$985,356	$968,947

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended
	January 2, 2016	December 27, 2014
Cash flows from operating activities:
Net income	$20,286	$17,430
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,385	6,210
Amortization of intangible assets	2,092	2,180
Deferred income taxes	(3,492)	6,988
Stock-based compensation	3,745	4,390
Other non-cash expense	165	360
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(3,646)	2,760
Inventories	(3,713)	4,715
Prepaid expenses and other assets	(3,551)	(8,650)
Other assets	(1,047)	(658)
Accounts payable	(4,252)	(5,358)
Income taxes payable/receivable	4,575	(7,277)
Other current liabilities	(5,128)	7,145
Other long-term liabilities	1,843	816
Net cash provided by operating activities	14,262	31,051

Cash flows from investing activities:
Purchases of property and equipment	(4,765)	(5,138)
Proceeds from dispositions of property and equipment	50	568
Purchases of available-for-sale securities	(50,151)	(43,780)
Proceeds from sales and maturities of available-for-sale securities	51,254	77,370
Net cash provided by (used in) investing activities	(3,612)	29,020

Cash flows from financing activities:
Short-term borrowings	17,160	11,542
Repayments of short-term borrowings	(12,160)	(11,542)
Issuance of common stock under employee stock option and purchase plans	3,521	3,437
Repurchase of common stock	—	(17,298)
Net settlement of restricted common stock	(5,317)	(5,200)
Net cash provided by (used in) financing activities	3,204	(19,061)
Effect of exchange rate changes on cash and cash equivalents	(2,118)	(2,807)
Net increase in cash and cash equivalents	11,736	38,203
Cash and cash equivalents, beginning of period	130,607	91,217
Cash and cash equivalents, end of period	$142,343	$129,420

Noncash investing and financing activities:
Unpaid property and equipment purchases	$1,499	$807

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements and notes thereto should be read in conjunction with the Coherent, Inc. (referred to herein as the “Company,” “we,” “our,” “us” or “Coherent”) condensed consolidated financial statements and notes thereto filed on Form 10-K for the fiscal year ended October 3, 2015. In the opinion of management, all adjustments necessary for a fair presentation of financial condition and results of operation as of and for the periods presented have been made and include only normal recurring adjustments. Interim results of operations are not necessarily indicative of results to be expected for the year or any other interim periods. Our fiscal year ends on the Saturday closest to September 30 and our first fiscal quarters include 13 weeks of operations in each fiscal year presented. Fiscal year 2016 includes 52 weeks and fiscal year 2015 includes 53 weeks. Certain reclassifications have been made to the prior period amounts to conform to the current period’s presentation related to the $28.1 million reclassification of current deferred income tax assets to non-current deferred income tax assets.

2.    RECENT ACCOUNTING STANDARDS

Adoption of New Accounting Pronouncement

In November 2015, the FASB issued amended guidance that clarifies that in a classified statement of financial position, an entity shall classify deferred tax liabilities and assets as noncurrent amounts. The new guidance supersedes ASC 740-10-45-5 which required the valuation allowance for a particular tax jurisdiction be allocated between current and noncurrent deferred tax assets for that tax jurisdiction on a pro rata basis. The new standard will become effective for our fiscal year beginning October 2, 2017. We elected to early adopt the standard retrospectively in the first quarter of fiscal 2016, which resulted in the reclassification of $28.1 million from current deferred income tax assets to non-current deferred income tax assets as of October 3, 2015.

Recently Issued Accounting Pronouncements

In January 2016, the FASB issued amended guidance that revises the recognition and measurement of financial instruments. The new guidance requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The new standard will become effective for our fiscal year beginning September 29, 2018. We are currently assessing the impact of this amended guidance and the timing of adoption.

In September 2015, the FASB issued amended guidance that simplifies the accounting for adjustments made to provisional amounts recognized in a business combination. Under previous guidance, the acquirer retrospectively adjusted the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill, and would have to revise comparative information for prior periods presented in financial statements as needed. The update requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The new standard will become effective for our fiscal year beginning October 2, 2017. We are currently assessing the impact of this amended guidance and the timing of adoption.

In May 2014, the FASB amended the Accounting Standards Codification and created a new Topic 606, "Revenue from Contracts with Customers". The new guidance establishes a single comprehensive contract-based model for entities to use in accounting for revenue arising from contracts with customers. The new model significantly changes existing GAAP, requires substantial judgment in its application, and will generally require companies to make more disclosures about revenue. The core principle of the amendment is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new standard provides for two alternative implementation methods. The first is to apply the new standard retrospectively to each prior reporting period presented. This method does allow the use of certain practical expedients. The second method is to apply the new standard retrospectively in the year of initial adoption and record a cumulative effect adjustment for the impact of adjusting contracts open at the date of adoption. Under this transition method, we would apply this guidance retrospectively only to contracts that are not completed contracts at the date of initial application. We would then recognize the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings. This method also requires us to disclose comparative information for the year of adoption. In July 2015, the FASB approved a one-year deferral of the effective date. The new standard will become effective for our fiscal year beginning September 30, 2018. We are currently evaluating the new guidance and have not determined the impact this standard may have on our financial statements nor have we decided upon the method of adoption.

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
Our allocation of the purchase price is as follows (in thousands):

Tangible assets	$1,048
Goodwill	1,552
Intangible assets:
Existing technology	800
Customer lists	1,600
Total	$5,000
The purchase price allocated to goodwill was finalized in the first quarter of fiscal 2016 with an increase of $0.4 million and has been updated from the preliminary allocation in the fourth quarter of fiscal 2015.
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

4.     FAIR VALUES

We have not changed our valuation techniques in measuring the fair value of any financial assets and liabilities during the period. We recognize transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers between levels during the periods presented. As of January 2, 2016 and October 3, 2015, we did not have any assets or liabilities valued based on Level 3 valuations.

Financial assets and liabilities measured at fair value as of January 2, 2016 and October 3, 2015 are summarized below (in thousands):

	Aggregate Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Aggregate Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	January 2, 2016			October 3, 2015
		(Level 1)	(Level 2)		(Level 1)	(Level 2)
Assets:
Cash equivalents:
Money market fund deposits	$21,763	$21,763	$—	$8,297	$8,297	$—
Commercial paper (2)	9,694	—	9,694	—	—	—
Short-term investments:
U.S. Treasury and agency obligations (2)	$147,487	$—	$147,487	$150,748	$—	$150,748
Corporate notes and obligations (2)	19,803	—	19,803	17,942	—	17,942
Commercial paper (2)	9,497	—	9,497	9,740	—	9,740
Equity securities (1)	17,044	17,044	—	16,478	16,478	—
Prepaid and other assets:
Foreign currency contracts (3)	1,780	—	1,780	258	—	258
Mutual funds — Deferred comp and supplemental plan (4)	14,815	14,815	—	13,891	13,891	—
Total	$241,883	$53,622	$188,261	$217,354	$38,666	$178,688

Liabilities:
Other current liabilities:
Foreign currency contracts (3)	$(384)	$—	$(384)	$(239)	$—	$(239)
Short term borrowings	(5,000)	(5,000)	—	—	—	—
Total	$236,499	$48,622	$187,877	$217,115	$38,666	$178,449

 ___________________________________________________

(1)	Valuations are based upon quoted market prices.

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

(3)
The principal market in which we execute our foreign currency contracts is the institutional market in an over-the-counter environment with a relatively high level of price transparency. The market participants usually are large commercial banks. Our foreign currency contracts’ valuation inputs are based on quoted prices and quoted pricing intervals from public data sources and do not involve management judgment. At January 2, 2016, prepaid expenses and other assets include $1,780 non-designated forward contracts and $0 foreign currency contracts designated for cash flow hedges, respectively; other current liabilities include $380 non-designated forward contracts and $4 foreign currency contracts designated for cash flow hedges, respectively. At October 3, 2015, prepaid expenses and other assets include $217 non-designated forward contracts and $41 foreign currency contracts designated for cash flow hedges, respectively; other current liabilities include $239 non-designated forward contracts and $0 foreign currency contracts designated for cash flow hedges, respectively. See Note 6, "Derivative Instruments and Hedging Activities".

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

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	January 2, 2016
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$142,343	$—	$—	$142,343

Short-term investments:
Available-for-sale securities:
Commercial paper	$9,497	$—	$—	$9,497
U.S. Treasury and agency obligations	146,996	706	(215)	147,487
Corporate notes and obligations	19,744	104	(45)	19,803
Equity securities	15,269	1,775	—	17,044
Total short-term investments	$191,506	$2,585	$(260)	$193,831

	October 3, 2015
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$130,607	$—	$—	$130,607

Short-term investments:
Available-for-sale securities:
Commercial paper	$9,740	$—	$—	$9,740
U.S. Treasury and agency obligations	149,708	1,040	—	150,748
Corporate notes and obligations	17,892	52	(2)	17,942
Equity Securities	15,269	1,209	—	16,478
Total short-term investments	$192,609	$2,301	$(2)	$194,908

None of the unrealized losses as of January 2, 2016 or October 3, 2015 were considered to be other-than-temporary impairments.

The amortized cost and estimated fair value of available-for-sale investments in debt securities as of January 2, 2016 and October 3, 2015 classified as short-term investments on our condensed consolidated balance sheet were as follows (in thousands):

	January 2, 2016		October 3, 2015
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Investments in available-for-sale debt securities due in less than one year	$140,303	$140,835	$148,088	$149,100
Investments in available-for-sale debt securities due in one to five years (1)	$35,934	$35,952	$29,252	$29,330
(1) Classified as short-term investments because these securities are highly liquid and can be sold at any time.

During the three months ended January 2, 2016, we received proceeds totaling $15.1 million from the sale of available-for-sale securities and realized gross gains of less than $0.1 million. During the three months ended December 27, 2014, we received proceeds totaling $29.6 million from the sale of available-for-sale securities and realized gross gains of less than $0.1 million.

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

Non-Designated Derivatives

The outstanding notional contract and fair value asset (liability) amounts of non-designated hedge contracts, with maximum maturity of two months, are as follows (in thousands):

	U.S. Notional Contract Value		U.S. Fair Value
	January 2, 2016	October 3, 2015	January 2, 2016	October 3, 2015
Euro currency hedge contracts
Purchase	$56,001	$52,699	$1,500	$33
Sell	(2,710)	—	19	—

Japanese Yen currency hedge contracts
Purchase	$—	$558	$—	$8
Sell	$(21,743)	$(15,804)	$(340)	$(84)

South Korean Won currency hedge contracts
Purchase	$—	$253	$—	$—
Sell	$(14,034)	$(17,747)	$131	$30

Chinese RMB currency hedge contracts
Sell	$(9,957)	$(10,900)	$37	$(106)

Other foreign currency hedge contracts
Purchase	$5,220	$3,283	$(30)	$(49)
Sell	$(5,597)	$(5,835)	$83	$146

Designated Derivatives
Cash flow hedges related to anticipated transactions are designated and documented at the inception of the hedge when we enter into contracts for specific future transactions. Cash flow hedges are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of OCI in stockholder's equity and is reclassified into earnings when the underlying transaction affects earnings. The majority of the after-tax net income or loss related to derivative instruments included in OCI at January 2, 2016 is expected to be reclassified into earnings within 12 months. Changes in the fair value of currency forward contracts due to changes in time value are excluded from the assessment of effectiveness and recognized in other income (expense) as incurred. We classify the cash flows from the foreign exchange forward contracts that are accounted for as cash flow hedges in the same section as the underlying item, primarily within cash flows from operating activities since we do not designate our cash flow hedges as investing or financing activities.

For derivative instruments that are not designated as hedging instruments, gains and losses are recognized in other income (expense).

The outstanding notional contract and fair value asset (liability) amounts of designated cash flow hedge contracts, with maximum maturity of thirteen months, are as follows (in thousands):

	U.S. Notional Contract Value		U.S. Fair Value
	January 2, 2016	October 3, 2015	January 2, 2016	October 3, 2015
Japanese Yen currency hedge contracts
Sell	$(901)	$(2,093)	$(4)	$41

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
The fair value of our derivative instruments is included in prepaid expenses and other assets and in other current liabilities in our Condensed Consolidated Balance Sheets (See Note 4).

The locations and amounts of designated and non-designated derivative instruments’ gains and losses in the condensed consolidated financial statements for the indicated periods were as follows (in thousands):

	Location in financial statements	Three Months Ended
		January 2, 2016	December 27, 2014
Derivatives designated as hedging instruments
Gains(losses) in OCI on derivatives (effective portion), after tax	OCI	$(30)	$375
Gains(losses) reclassified from OCI into income (effective portion)	Cost of sales	$—	$(614)
Gains(losses) reclassified from OCI into income (effective portion)	Revenue	$—	$300
Gains(losses) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Other income(expense)	$(29)	$35
Derivatives not designated as hedging instruments
Losses recognized in income	Other income(expense)	$(2,331)	$(712)

During the first quarter of fiscal 2016 we recognized a loss of $31 in other income (expense) as ineffectiveness related to a portion of an anticipated hedged transaction that failed to occur within the original hedge period plus two months. The remainder of the hedged transaction is still expected to occur and the effective portion is recorded in OCI as shown in the above table.

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

Offsetting of Financial Assets/Liabilities under Master Netting Agreements with Derivative Counterparties as of January 2, 2016 and October 3, 2015 (in thousands):

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Derivative Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Derivative Assets Presented in the Condensed Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Received	Net Amounts
As of January 2, 2016:
Foreign exchange contracts	$1,780	$—	$1,780	$(384)	$—	$1,396
As of October 3, 2015:
Foreign exchange contracts	$258	$—	$258	$(116)	$—	$142
(1) The balances at January 2, 2016 and October 3, 2015 were related to derivative liabilities which are allowed to be net settled against derivative assets in accordance with the master netting agreements.

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Derivative Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Derivative Liabilities Presented in the Condensed Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Paid	Net Amounts
As of January 2, 2016:
Foreign exchange contracts	$(384)	$—	$(384)	$384	$—	$—
As of October 3, 2015:
Foreign exchange contracts	$(239)	$—	$(239)	$116	$—	$(123)
(1) The balances at January 2, 2016 and October 3, 2015 were related to derivative assets which are allowed to be net settled against derivative liabilities in accordance with the master netting agreements.

7.    GOODWILL AND INTANGIBLE ASSETS

During the three months ended January 2, 2016, we noted no indications of impairment or triggering events to cause us to review goodwill for potential impairment. We will conduct our annual goodwill testing during the fourth fiscal quarter.

The changes in the carrying amount of goodwill by segment for the period from October 3, 2015 to January 2, 2016 are as follows (in thousands):

	Specialty Lasers and Systems	Commercial Lasers and Components	Total
Balance as of October 3, 2015	$95,454	$6,363	$101,817
Translation adjustments and other	(1,642)	—	(1,642)
Balance as of January 2, 2016	$93,812	$6,363	$100,175

Components of our amortizable intangible assets are as follows (in thousands):

	January 2, 2016			October 3, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Existing technology	$70,402	$(56,517)	$13,885	$71,365	$(55,452)	$15,913
Customer lists	15,803	(10,027)	5,776	16,099	(9,661)	6,438
Trade name	390	(344)	46	399	(349)	50
In-process research & development	363	—	363	375	—	375
Total	$86,958	$(66,888)	$20,070	$88,238	$(65,462)	$22,776

For accounting purposes, when an intangible asset is fully amortized, it is removed from the disclosure schedule.

Amortization expense for intangible assets for the three months ended January 2, 2016 and December 27, 2014 was $2.1 million and $2.2 million, respectively, which includes $1.6 million and $1.7 million, respectively, for amortization of existing technology. The change in the accumulated amortization also includes $0.7 million and $0.9 million of foreign exchange impact for the three months ended January 2, 2016 and December 27, 2014, respectively.

At January 2, 2016, estimated amortization expense for the remainder of fiscal 2016, the next five succeeding fiscal years and all fiscal years thereafter are as follows (in thousands):

Estimated Amortization Expense
2016 (remainder)	$5,892
2017	6,902
2018	4,247
2019	2,190
2020	684
2021	52
Thereafter	103
Total	$20,070

8.     BALANCE SHEET DETAILS

Inventories consist of the following (in thousands):

	January 2, 2016	October 3, 2015
Purchased parts and assemblies	$49,308	$50,182
Work-in-process	60,225	56,225
Finished goods	48,473	50,207
Total inventories	$158,006	$156,614

Prepaid expenses and other assets consist of the following (in thousands):

	January 2, 2016	October 3, 2015
Prepaid and refundable income taxes	$9,570	$8,846
Other taxes receivable	6,844	6,574
Prepaid expenses and other assets	16,319	12,874
Total prepaid expenses and other assets	$32,733	$28,294

Other assets consist of the following (in thousands):

	January 2, 2016	October 3, 2015
Assets related to deferred compensation arrangements	$26,202	$25,131
Deferred tax assets	64,118	60,254
Other assets	3,551	3,841
Total other assets	$93,871	$89,226

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

Other current liabilities consist of the following (in thousands):

	January 2, 2016	October 3, 2015
Accrued payroll and benefits	$27,689	$35,504
Deferred revenue	16,805	16,474
Warranty reserve	14,645	15,308
Accrued expenses and other	11,792	10,965
Other taxes payable	5,687	4,888
Customer deposits	2,601	1,793
Total other current liabilities	$79,219	$84,932

Components of the reserve for warranty costs during the first three months of fiscal 2016 and 2015 were as follows (in thousands):

	Three Months Ended
	January 2, 2016	December 27, 2014
Beginning balance	$15,308	$16,961
Additions related to current period sales	4,954	5,608
Warranty costs incurred in the current period	(5,390)	(5,135)
Adjustments to accruals related to foreign exchange and other	(227)	(830)
Ending balance	$14,645	$16,604

Other long-term liabilities consist of the following (in thousands):

	January 2, 2016	October 3, 2015
Long-term taxes payable	$7,691	$7,651
Deferred compensation	27,753	26,691
Deferred tax liabilities	2,754	2,717
Deferred revenue	3,495	3,149
Asset retirement obligations liability	2,625	2,654
Other long-term liabilities	7,165	7,077
Total other long-term liabilities	$51,483	$49,939

9.     SHORT-TERM BORROWINGS

We have several lines of credit which allow us to borrow in the applicable local currency. We have a total of $12.9 million of unsecured foreign lines of credit as of January 2, 2016. At January 2, 2016, we had used $2.9 million of these available foreign lines of credit as guarantees. These credit facilities were used in Europe and Japan during the first three months of fiscal 2016. In addition, our domestic line of credit consists of a $50.0 million unsecured revolving credit account. The agreement will expire on May 31, 2017. The line of credit is subject to covenants related to financial ratios and tangible net worth with which we are currently in compliance. We have an outstanding balance of $5.0 million and have used $1.1 million for letters of credit against our domestic line of credit as of January 2, 2016.

10.  STOCK-BASED COMPENSATION

Fair Value of Stock Compensation

We recognize compensation expense for all share based payment awards based on the fair value of such awards. The expense is recognized on a straight-line basis over the respective requisite service period of the awards.

Determining Fair Value

The fair values of shares purchased under the Employee Stock Purchase Plan (“ESPP”) for the three months ended January 2, 2016 and December 27, 2014, respectively, were estimated using the following weighted-average assumptions:

	Employee Stock Purchase Plan
	Three Months Ended
	January 2, 2016	December 27, 2014
Expected life in years	0.5	0.5
Expected volatility	28.7%	24.8%
Risk-free interest rate	0.19%	0.10%
Expected dividend yield	—%	—%
Weighted average fair value per share	$13.27	$13.97

There were no stock options granted during the three months ended January 2, 2016 and December 27, 2014.

We grant performance restricted stock units to officers and certain employees. The performance restricted stock unit agreements provide for the award of performance restricted stock units with each unit representing the right to receive one share of our common stock to be issued after the applicable award vesting period. The final number of units awarded, if any, for these performance grants will be determined as of the vesting dates, based upon our total shareholder return over the performance period compared to the Russell 2000 Index and could range from no units to a maximum of twice the initial award units. The weighted average fair value for these performance units was determined using a Monte Carlo simulation model incorporating the following weighted average assumptions:

	Three Months Ended
	January 2, 2016	December 27, 2014
Risk-free interest rate	1.20%	0.96%
Volatility	27.0%	28.7%
Weighted average fair value	$74.48	$70.57

We recognize the estimated cost of these awards, as determined under the simulation model, over the related service period, with no adjustment in future periods based upon the actual shareholder return over the performance period.

Stock Compensation Expense

The following table shows total stock-based compensation expense and related tax benefits included in the condensed consolidated statements of operations for the three months ended January 2, 2016 and December 27, 2014 (in thousands):

	Three Months Ended
	January 2, 2016	December 27, 2014
Cost of sales	$605	$597
Research and development	426	330
Selling, general and administrative	2,714	3,463
Income tax benefit	(351)	(430)
	$3,394	$3,960

During the three months ended January 2, 2016, $0.6 million was capitalized into inventory for all stock plans, $0.6 million was amortized to cost of sales and $0.7 million remained in inventory at January 2, 2016. During the three months ended December 27, 2014, $0.7 million was capitalized into inventory for all stock plans, $0.6 million was amortized to cost of sales and $0.8 million remained in inventory at December 27, 2014.

At January 2, 2016, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock plans but not yet recognized was approximately $30.5 million, net of estimated forfeitures of $2.9 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 1.7 years and will be adjusted for subsequent changes in estimated forfeitures.

At January 2, 2016, total compensation cost related to options to purchase common shares under the ESPP but not yet vested was approximately $0.6 million, which will be recognized over the six month offering period.

Stock Awards Activity

The following table summarizes the activity of our time-based and performance restricted stock units for the first three months of fiscal 2016 (in thousands, except per share amounts):

	Time Based Restricted Stock Units		Performance Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested stock at October 3, 2015	394	$65.17	199	$67.09
Granted	231	61.06	57	74.48
Vested (1)	(168)	60.59	(57)	48.48
Forfeited	(1)	65.04	(38)	48.48
Nonvested stock at January 2, 2016	456	$64.78	161	$74.09

__________________________________________
(1)Service-based restricted stock units vested during each fiscal year. Performance-based awards and units included at 100% of target goal; under the terms of the awards, the recipient may earn between 0% and 200% of the award.

11.      COMMITMENTS AND CONTINGENCIES

We are subject to legal claims and litigation arising in the ordinary course of business, such as product liability, employment or intellectual property claims, including, but not limited to, the matters described below. On May 14, 2013, IMRA America (“Imra”) filed a complaint for patent infringement against two of our subsidiaries in the Regional Court of Düsseldorf, Germany, captioned In re IMRA America Inc. versus Coherent Kaiserslautern GmbH et. al. 4b O 38/13. The complaint alleges that the use of certain of the Company’s lasers infringes upon EP Patent No. 754,103, entitled “Method For Controlling Configuration of Laser Induced Breakdown and Ablation,” issued November 5, 1997. The patent, now expired in all jurisdictions, is owned by the University of Michigan and licensed to Imra. The complaint seeks unspecified compensatory damages, the cost of court proceedings and seeks to permanently enjoin the Company from infringing the patent in the future. Following the filing of the infringement suit, our subsidiaries filed a separate nullity action with the Federal Patent Court in Munich, Germany requesting that the court hold that the Patent was invalid based on prior art. On October 1, 2015, the Federal Patent Court ruled that the German portion of the Patent was invalid. Imra has filed a notice to appeal this decision to the German Supreme Court. The infringement action is currently stayed pending the outcome of such appeal. Management has made an accrual with respect to this matter and has determined, based on its current knowledge, that the amount or range of reasonably possible losses in excess of the amounts already accrued, is not reasonably estimable. Although we do not expect that such legal claims and litigation will ultimately have a material adverse effect on our consolidated financial position, results of operations or cash flows, an adverse result in one or more matters could negatively affect our results in the period in which they occur.

The United States and many foreign governments impose tariffs and duties on the import and export of certain products we sell.  From time to time our duty calculations and payments are audited by government agencies.  We are currently under audit in South Korea for customs duties and value added tax for the period March 2009 to March 2014. Although we do not expect that the audit will ultimately have a material adverse effect on our condensed consolidated financial position, results of operations or cash flows, an adverse result in this matter could negatively affect our results in the period in which it occurs. As of January 2, 2016, management has accrued an estimated liability of $1.6 million related to this matter, of which $1.5 million had been paid to date in the second quarter of fiscal 2016.

12.  STOCK REPURCHASE

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

The following table presents information necessary to calculate basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended
	January 2, 2016	December 27, 2014
Weighted average shares outstanding —basic	23,996	24,936
Dilutive effect of employee stock awards	240	261
Weighted average shares outstanding—diluted	24,236	25,197

Net income	$20,286	$17,430

Net income per basic share	$0.85	$0.70
Net income per diluted share	$0.84	$0.69

A total of 32,213 and 159,618 potentially dilutive securities have been excluded from the diluted share calculation for the three months ended January 2, 2016 and December 27, 2014, respectively as their effect was anti-dilutive.

14.  OTHER INCOME (EXPENSE)

Other income (expense) is as follows (in thousands):

	Three Months Ended
	January 2, 2016	December 27, 2014
Foreign exchange loss	$(1,322)	$(1,161)
Gain on deferred compensation investments, net	875	384
Other	—	7
Other - net	$(447)	$(770)

15.  INCOME TAXES

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to us and our subsidiaries, adjusted for items which are considered discrete to the period. Our effective tax rate for the three months ended January 2, 2016 was 25.0%. Our effective tax rate for the three months ended January 2, 2016 was lower than the statutory rate of 35% primarily due to differences related to the benefit of income subject to foreign tax rates that are lower than U.S. tax rates including the Singapore tax exemption, the benefit of foreign tax credits and the benefit of federal research and development tax credits including renewal of the federal research and development tax credits for fiscal 2015. These amounts are partially offset by deemed dividend inclusions under the Subpart F tax rules, stock-based compensation not deductible for tax purposes and limitations on the deductibility of compensation under IRC Section 162(m).

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

We are subject to taxation and file income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. For U.S. federal income tax purposes, all years prior to 2011 are closed. In our major foreign jurisdictions and our major state jurisdictions, the years prior to 2006 and 2011, respectively, are closed to examination. Earlier years in our various jurisdictions may remain open for adjustment to the extent that we have tax attribute carryforwards from those years. In December 2011 and January 2012, three of our German subsidiaries received notices of tax audits for the fiscal years 2006 through 2010. In fiscal year 2013, we received a preliminary assessment for two of the German subsidiaries and the amount is immaterial. In September 2015, the German tax authorities issued preliminary tax findings for Coherent GmbH for the years 2006 to 2010 and Coherent management met with the German tax authorities in December 2015 to discuss the preliminary assessments. In July 2015, Coherent Kaiserslautern GmbH (formerly Lumera Laser GmbH) received a tax audit notice for the years 2010 to 2013. The audit began in August 2015. We acquired the shares of Lumera Laser GmbH in December 2012 and we should not have responsibility for any assessments related to the pre-acquisition period.

Management believes that it has adequately provided reserves for any adjustments that may result from tax examinations. We regularly engage in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that certain federal, foreign and state tax matters may be concluded in the next 12 months.

The Consolidated Appropriations Act of 2016 (“the Act”), was enacted on December 18, 2015. Under the Act, the federal research and development tax credit was retroactively extended for amounts paid or incurred after December 31, 2014 through December 31, 2015 and the credit was made permanent. The effects of the change in the tax law are recognized in our first quarter of fiscal 2016, which is the quarter that the law was enacted. Accordingly, prior year research and development tax credits of approximately $1.2 million, after netting with appropriate reserves, were recognized in the first quarter of fiscal 2016.

16.  SEGMENT INFORMATION

The following table provides net sales and income from operations for our operating segments and a reconciliation of our total income from operations to net income (in thousands):

	Three Months Ended
	January 2, 2016		December 27, 2014
Net sales:
Specialty Laser Systems	$135,951		$145,091
Commercial Lasers and Components	54,324		55,524
Total net sales	$190,275		$200,615

Income from operations:
Specialty Laser Systems	$35,795		$34,554
Commercial Lasers and Components	1,815	1,825	703
Corporate and other	(10,327)		(10,948)
Total income from operations	27,283		24,309
Total other expense, net	(222)		(685)
Income before income taxes	27,061		23,624
Provision for income taxes	6,775		6,194
Net Income	$20,286		$17,430

Major Customers

We had one major customer during the three months ended January 2, 2016 who accounted for 17.6% of consolidated revenue. We had another major customer who accounted for 10.6% and 18.6% of consolidated revenue for the three months ended January 2, 2016 and December 27, 2014, respectively. The customers purchased primarily from our SLS segment.

We had one major customer who accounted for 22.8% of accounts receivable at January 2, 2016. We had another major customer who accounted for 16.3% and 21.4% of accounts receivable at January 2, 2016 and October 3, 2015, respectively. The customers purchased primarily from our SLS segment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY OVERVIEW

BUSINESS BACKGROUND

We are one of the world’s leading providers of lasers and laser-based technology in a broad range of scientific, commercial and industrial applications. We design, manufacture, service and market lasers and related accessories for a diverse group of customers. Since inception in 1966, we have grown through internal expansion and through strategic acquisitions of complementary businesses, technologies, intellectual property, manufacturing processes and product offerings.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We have identified the following as the items that require the most significant judgment and often involve complex estimation: revenue recognition, accounting for long-lived assets (including goodwill and intangible assets), inventory valuation, warranty reserves, stock-based compensation and accounting for income taxes. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for our fiscal year ended October 3, 2015.

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

	Three Months Ended
	January 2, 2016	December 27, 2014	Change	% Change
	(Dollars in thousands)

Bookings	$273,004	$162,524	$110,480	68.0%
Book-to-bill ratio	1.43	0.81	0.62	76.5%
Net sales—Specialty Lasers and Systems	$135,951	$145,091	$(9,140)	(6.3)%
Net sales—Commercial Lasers and Components	$54,324	$55,524	$(1,200)	(2.2)%
Gross profit as a percentage of net sales— Specialty Lasers and Systems	47.6%	44.0%	3.6%	8.2%
Gross profit as a percentage of net sales—Commercial Lasers and Components	36.4%	34.7%	1.7%	4.9%
Research and development as a percentage of net sales	10.1%	9.6%	0.5%	5.2%
Income before income taxes	$27,061	$23,624	$3,437	14.5%
Net cash provided by operating activities	$14,262	$31,051	$(16,789)	(54.1)%
Days sales outstanding in receivables	68.4	58.5	9.9	16.9%
Annualized first quarter inventory turns	2.7	2.9	(0.2)	(6.9)%
Capital spending as a percentage of net sales	2.5%	2.6%	(0.1)%	(3.8)%
Net income as a percentage of net sales	10.7%	8.7%	2.0%	23.0%
Adjusted EBITDA as a percentage of net sales	21.3%	18.7%	2.6%	13.9%

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

Bookings were a new quarterly record and increased 68.0% in the first quarter of fiscal 2016 compared to the same quarter one year ago, led by a significant increase in the microelectronics market. Compared to the fourth quarter of fiscal 2015, bookings increased 32.9% with a significant increase in the microelectronics market partially offset by decreases in the materials processing and OEM components and instrumentation markets. The book-to-bill ratio was 1.43 in the first quarter of fiscal 2016.

Backlog represents orders which we expect to be shipped within 12 months and the current portion of service contracts. For a discussion of backlog, see “BACKLOG”.

 Microelectronics

Microelectronics bookings were a new quarterly record and increased 162% compared to the same quarter one year ago and 94% from bookings in the fourth quarter of fiscal 2015. The microelectronics book-to-bill ratio for the first quarter of fiscal 2016 was 1.96.

Record flat panel display orders in the first quarter of fiscal 2016 increased 497% from orders in the first quarter of fiscal 2015 and 152% from orders in the fourth quarter of fiscal 2015, primarily due to the timing of order placement by customers, with orders received from multiple customers for large format Linebeam systems to be used in organic light-emitting diode (OLED) production. In the second quarter of fiscal 2016, we have received additional Linebeam system orders and we believe that there are additional orders pending for the balance of the second quarter and for the remainder of fiscal 2016. In order to meet our delivery commitments, we are expanding our footprint in Göttingen, Germany, adding optics fabrication capacity at our site in Richmond, California and increasing purchases of certain long-lead time supplies. We expect that deliveries for these large orders already received will begin in the third quarter of fiscal 2016 and run through calendar 2017. Despite the recent increase in orders for flat panel display systems, we expect continued fluctuations in order volumes on a quarterly basis going forward.

Orders in the advanced packaging (API) market decreased 38% from orders in the first quarter of fiscal 2015 and decreased 25% from orders in the fourth quarter of fiscal 2015. API equipment manufacturers have adopted a more cautionary posture for legacy products based on recent trends in the semiconductor market. We believe that flex packaging and system in package ("SiP") are two applications that are promising in the API market. Flex packaging, which relies upon UV lasers, is used in mobile and wearable devices and several systems manufacturers have seen strength in this area. SiP has been building momentum in mobile devices and future smartphones are likely to incorporate more SiP design elements, which we believe will lead to an increase in ultrafast lasers for packaging.

Orders from semiconductor capital equipment OEMs decreased 6% from the first quarter of fiscal 2015 but increased 10% from the fourth quarter of fiscal 2015. The correlation between semiconductor inventories and fab utilization rates was evident in the first quarter of fiscal 2016, with inventories rising and utilization dipping. We experienced a predictable response in our service business skewed towards legacy nodes, but new system orders improved for a second consecutive quarter and we believe these orders are linked to specific capacity expansions rather than signaling the start of a broader cycle.

Materials Processing

Materials processing orders decreased 15% compared to the same quarter one year ago and decreased 39% from the fourth quarter of fiscal 2015. The materials processing book-to-bill ratio for the first quarter of fiscal 2016 was 0.88. Bookings were adversely affected by the timing of certain orders, a slowdown in China and seasonality. We have been working on a number of projects for marking new materials and expected orders in the first or second quarter of fiscal 2016, but these orders have been delayed as final details of the process window and tool configuration are being finalized. China was stable in fiscal 2015, but the market softened in the first quarter of fiscal 2016 and inventories have been trimmed accordingly. Customers are citing volatility of the Chinese stock market and the ensuing impact on consumer confidence as the main reason for the softening market, with some additional contribution from the devaluation of the Chinese currency that have made imports more expensive. This has more of an effect upon the low end of the laser market where local alternatives are available and is less of an issue at higher performance levels. Overall, our outlook for China in fiscal 2016 is neutral with specific projects offsetting market uncertainty. We are scheduled to begin deliveries of our second-generation fiber laser platform in the second quarter of fiscal 2016, an important step towards validating our platform and building a position in the market.

OEM Components and Instrumentation

OEM Components and Instrumentation orders decreased 5% compared to the same quarter one year ago and 27% from the fourth quarter of fiscal 2015. The book-to-bill ratio for the first quarter of fiscal 2016 was 0.76.

Instrumentation orders decreased 20% compared to the same quarter one year ago and 47% compared to the fourth quarter of fiscal 2015 due to timing of orders coming off the high orders in the fourth quarter of fiscal 2015. The large decrease from the fourth quarter of fiscal 2015 is primarily a result of order timing in the instrumentation business with a smaller macro effect in the medical OEM market. Bioinstrumentation customers remain positive on their opportunities in personalized medicine, especially for age-related, chronic diseases and the fight against global epidemics, which is driving growth in dedicated, tabletop instruments. We are seeing our customers increasing their investment in two areas: expanding their bioassay or reagent portfolio and introducing dedicated tools to support testing. For dedicated tools to support testing, we are developing multi-wavelength, plug-and-play light engines based upon our OBIS™ and BioRay™ platforms.

Orders for medical OEM products decreased 10% compared to the same quarter one year ago and 9% compared to the fourth quarter of fiscal 2015. The medical OEM market experienced some slowdowns from inventory management tied to concerns about China. Much of the market focus is on cataract treatment and dental procedures. Testing of our Monaco™ laser for cataracts is proceeding well and our position for next generation tools is strengthening. Within the dental market, reviews for the CO2-based procedure have been positive and we believe our products are positioned to be successfully adopted by customers in this market.

Scientific and Government Programs

Scientific and government programs orders decreased 3% compared to the same quarter one year ago and increased 1% from the fourth quarter of fiscal 2015. The book-to-bill for the first quarter of fiscal 2016 was 1.07.

Demand for amplified ultrafast systems including the Astrella™, Libra™ and Legend™ series remained strong across all regions, with key contributions from the biological imaging market. We saw market share growth in Japan due to the Chameleon™ Discovery being qualified with a major microscope vendor. In addition we see a shift from the traditional microscope companies to smaller players that specialize in neuroscience solutions. On a geographic basis, China was particularly strong as institutions spent the remaining funds in the last quarter of the country’s prior five-year plan.

Net Sales

Net sales include sales of lasers, laser tools, related accessories and service. Net sales for the first fiscal quarter decreased 6.3% in our SLS segment and decreased 2.2% in our CLC segment from the same quarter one year ago. For a description of the reasons for changes in net sales refer to the “Results of Operations” section of this quarterly report.

Gross Profit as a Percentage of Net Sales

Gross profit as a percentage of net sales (“gross profit percentage”) is calculated as gross profit for the period divided by net sales for the period.  Gross profit percentage in the first quarter increased from 44.0% to 47.6% in our SLS segment and increased from 34.7% to 36.4% in our CLC segment from the same quarter one year ago. For a description of the reasons for changes in gross profit refer to the “Results of Operations” section of this quarterly report.

Research and Development as a Percentage of Net Sales

Research and development as a percentage of net sales (“R&D percentage”) is calculated as research and development expense for the period divided by net sales for the period.  Management considers R&D percentage to be an important indicator in managing our business as investing in new technologies is a key to future growth.  R&D percentage increased to 10.1% from 9.6% in our first fiscal quarter compared to the same period one year ago.  For a description of the reasons for changes in R&D spending refer to the “Results of Operations” section of this quarterly report.

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

Days Sales Outstanding in Receivables

We calculate days sales outstanding (“DSO”) in receivables as net receivables at the end of the period divided by net sales during the period and then multiplied by the number of days in the period, using 90 days for quarters.  DSO in receivables indicates how well we are managing our collection of receivables, with lower DSO in receivables resulting in higher working capital availability.  The more money we have tied up in receivables, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business.  Our DSO in receivables for the first quarter of fiscal 2016 increased from 58.5 days to 68.4 days compared to the same quarter one year ago primarily due to the timing of flat panel display system sales towards the end of the quarter in Japan, slower collections in the U.S. and Asia, and the unfavorable impact of foreign exchange rates.

Annualized Third Quarter Inventory Turns

We calculate annualized first quarter inventory turns as the cost of sales during the first quarter annualized and divided by net inventories at the end of the first quarter. This indicates how well we are managing our inventory levels, with higher inventory turns resulting in more working capital availability and a higher return on our investments in inventory. The more money we have tied up in inventory, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business. Our annualized inventory turns for the first quarter of fiscal 2016 decreased from 2.9 to 2.7 turns compared to the same quarter one year ago primarily due to the planned build-up of inventory levels in certain business units to support increased demand.

Capital Spending as a Percentage of Net Sales

Capital spending as a percentage of net sales (“capital spending percentage”) is calculated as capital expenditures for the period divided by net sales for the period. Capital spending percentage indicates the extent to which we are expanding or improving our operations, including investments in technology and equipment.  Management monitors capital spending levels as this assists management in measuring our cash flows, net of capital expenditures. Our capital spending percentage decreased to 2.5% from 2.6% for the first quarter compared to the same period one year ago primarily due to lower purchases of production-related assets partially offset by lower revenues in the first quarter of fiscal 2016. We expect higher capital spending in the remainder of fiscal 2016 to expand our footprint in Göttingen, Germany and add optics fabrication capacity at our site in Richmond, California.

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
Below is the reconciliation of our net income as a percentage of net sales to our adjusted EBITDA as a percentage of net sales:

	Three Months Ended
	January 2, 2016	December 27, 2014
Net income as a percentage of net sales	10.7%	8.7%
Income tax expense	3.5%	3.1%
Interest and other income (expense), net	0.6%	0.6%
Depreciation and amortization	4.5%	4.1%
Stock-based compensation	2.0%	2.2%
Adjusted EBITDA as a percentage of net sales	21.3%	18.7%

RESULTS OF OPERATIONS

CONSOLIDATED SUMMARY

The following table sets forth, for the periods indicated, the percentage of total net sales represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended
	January 2, 2016	December 27, 2014
Net sales	100.0%	100.0%
Cost of sales	55.9%	59.0%
Gross profit	44.1%	41.0%
Operating expenses:
Research and development	10.1%	9.6%
Selling, general and administrative	19.3%	19.0%
Amortization of intangible assets	0.4%	0.3%
Total operating expenses	29.8%	28.9%
Income from operations	14.3%	12.1%
Other expense	(0.1)%	(0.3)%
Income before income taxes	14.2%	11.8%
Provision for income taxes	3.5%	3.1%
Net income	10.7%	8.7%

Net income for the first quarter of fiscal 2016 was $20.3 million ($0.84 per diluted share) including $3.4 million of after-tax stock-related compensation expense, $1.4 million amortization of intangible assets and a benefit of $1.2 million related to the renewal of the federal research and development tax credits for fiscal 2015. Net income for the first quarter of fiscal 2015 was $17.4 million ($0.69 per diluted share) including $4.0 million of after-tax stock-related compensation expense, $1.6 million amortization of intangible assets and a benefit of $1.1 million related to the renewal of the federal research and development tax credits for fiscal 2014.

BACKLOG

Backlog represents orders which we expect to be shipped within 12 months and the current portion of service contracts. Orders used to compute backlog are generally cancelable and subject to rescheduling by our customers without substantial penalties. Historically, we have not experienced a significant rate of cancellation or rescheduling, though we cannot guarantee that the rate of cancellations or rescheduling will not increase in the future. We have a backlog of orders shippable within 12 months of $370.0 million at January 2, 2016, including a significant concentration in the flat panel display market (46%) for customers which are primarily in Asia.

NET SALES

Market Application

The following tables set forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by market application (dollars in thousands):

	Three Months Ended
	January 2, 2016		December 27, 2014
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Microelectronics	$96,506	50.7%	$99,311	49.5%
OEM components and instrumentation	39,333	20.7%	41,289	20.6%
Materials processing	23,034	12.1%	28,758	14.3%
Scientific and government programs	31,402	16.5%	31,257	15.6%
Total	$190,275	100.0%	$200,615	100.0%

Net sales for the first quarter of fiscal 2016 decreased by $10.3 million, or 5%, compared to the first quarter of fiscal 2015, including decreases due to the unfavorable impact of foreign exchange rates. Sales decreased in the materials processing, microelectronics and OEM components and instrumentation markets.

Sales in the materials processing market decreased $5.7 million, or 20%, primarily due to lower shipments for cutting and other materials processing applications. The decrease in the microelectronics market of $2.8 million, or 3%, was primarily due to lower shipments for advanced packaging and micro materials processing applications partially offset by higher shipments for semiconductor applications. The decrease in the OEM components and instrumentation market of $2.0 million, or 5%, was due primarily to lower shipments for medical and machine vision applications partially offset by higher shipments for military and bio-instrumentation applications. Sales in the scientific and government programs market increased less than 1%.

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

The following tables set forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by segment (dollars in thousands):

	Three Months Ended
	January 2, 2016		December 27, 2014
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Specialty Lasers and Systems (SLS)	$135,951	71.4%	$145,091	72.3%
Commercial Lasers and Components (CLC)	54,324	28.6%	55,524	27.7%
Total	$190,275	100.0%	$200,615	100.0%

Net sales for the first quarter of fiscal 2016 decreased by $10.3 million, or 5%, compared to the first quarter of fiscal 2015, with decreases of $9.1 million, or 6%, in our SLS segment and decreases of $1.2 million, or 2%, in our CLC segment. The decreases in both SLS and CLC segment sales included decreases due to the unfavorable impact of foreign exchange rates.

The decrease in our SLS segment sales was primarily due to lower advanced packaging, medical and materials processing application sales. The decrease in our CLC segment sales was primarily due to lower materials processing and machine vision application sales partially offset by higher sales to the bio-instrumentation market.

GROSS PROFIT

Consolidated

Our gross profit rate increased to 44.1% in the first quarter of fiscal 2016 from 41.0% in the first quarter of fiscal 2015.

The increase in the gross profit rate was primarily due to favorable product margins (2.8%) as a result of favorable mix for both service and systems in the microelectronics market, particularly in flat panel display applications, and the favorable impact from foreign currency fluctuations partially offset by the unfavorable impact of the acquisitions of Tinsley and Raydiance in the fourth quarter of fiscal 2015. Also contributing to the increase in gross profit rate were lower warranty costs (0.2%) due to fewer warranty events.

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

Specialty Lasers and Systems

The gross profit rate in our SLS segment increased to 47.6% in the first quarter of fiscal 2016 from 44.0% in the first quarter of fiscal 2015.

The 3.6% first quarter increase in the gross profit rate was primarily due to favorable product margins (3.2%) resulting from favorable product mix and pricing in the microelectronics market related to improved mix and pricing with a favorable service revenue mix and improved mix and pricing in system shipments to the flat panel display market. In addition, the favorable impact from foreign currency fluctuations as well as favorable mix in the scientific and government programs market partially offset by the unfavorable impact of the acquisitions of Tinsley and Raydiance in the fourth quarter of fiscal 2015 impacted the gross profit rate. Also contributing to the increase in gross profit rate were lower warranty costs (0.4%) due to fewer warranty events.

Commercial Lasers and Components

The gross profit rate in our CLC segment increased to 36.4% in the first quarter of fiscal 2016 from 34.7% in the first quarter of fiscal 2015.

The 1.7% first quarter increase in the gross profit rate was primarily due to favorable product margins (2.1%) and lower other costs (0.1%) as a percentage of sales due to lower freight costs and lower inventory provisions in certain business units partially offset by higher warranty costs (0.5%) due to more warranty events. The 2.1% product margin improvement results from favorable product mix in the OEM components and instrumentation and materials processing markets.

OPERATING EXPENSES:

	Three Months Ended
	January 2, 2016		December 27, 2014
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$19,140	10.1%	$19,173	9.6%
Selling, general and administrative	36,774	19.3%	38,141	19.0%
Amortization of intangible assets	701	0.4%	696	0.3%
Total operating expenses	$56,615	29.8%	$58,010	28.9%

Research and development

Research and development (“R&D”) expenses were flat during the first fiscal quarter ended January 2, 2016 compared to the same quarter one year ago. Lower project spending of $0.7 million was primarily due to the favorable impact of foreign exchange rates and lower spending on various projects partially offset by lower customer reimbursements for development projects. Offsetting the lower project spending were increases of $0.7 million due to incremental spending from the acquisitions of Tinsley and Raydiance in the fourth quarter of fiscal 2015. On a segment basis as compared to the prior year period, SLS research and development spending decreased $0.1 million primarily due to lower net spending on projects partially offset by the impact of the acquisitions of Tinsley and Raydiance. CLC spending was flat with lower project spending offset by lower customer reimbursements. Corporate and other spending increased $0.1 million due to higher stock-based compensation expense.

Selling, general and administrative

Selling, general and administrative (“SG&A”) expenses decreased $1.4 million or 4%, during the first fiscal quarter ended January 2, 2016 compared to the same quarter one year ago. The decrease was primarily due to lower payroll spending ($0.9 million) resulting from the favorable impact of foreign exchange rates and lower variable compensation and $0.9 million lower stock-based compensation expense due to higher estimated forfeitures. The decreases were partially offset by $0.3 million higher charges for increases in deferred compensation plan liabilities and $0.1 million higher other net variable spending resulting from incremental spending from the acquisitions of Tinsley and Raydiance in the fourth quarter of fiscal 2015 and higher other consulting costs net of the favorable impact of foreign exchange rates. On a segment basis as compared to the prior year period, SLS segment expenses decreased $0.2 million primarily due to lower payroll spending partially offset by higher other net variable spending. CLC spending decreased $0.5 million primarily due to lower payroll spending and lower other net variable spending. Corporate and other spending decreased $0.7 million primarily due to lower stock-based compensation expense net of higher charges for increases in deferred compensation plan liabilities.

Amortization of intangible assets

Amortization of intangible assets was flat in the three months ended January 2, 2016 compared to the same period last year. Increases due to the acquisition of Raydiance in the fourth quarter of fiscal 2015 were offset by the completion of amortization of certain intangibles from prior acquisitions.

OTHER INCOME (EXPENSE) — NET

Other expense, net of other income, decreased $0.5 million during the three months ended January 2, 2016 compared to the same period one year ago. The decrease in net other expense was primarily due to $0.5 million higher gains, net of expenses, on our deferred compensation plan assets and $0.1 million higher interest income partially offset by higher net foreign exchange losses ($0.2 million).

 INCOME TAXES

The effective tax rate on income before income taxes for the first quarter of fiscal 2016 of 25.0% was lower than the statutory rate of 35.0% primarily due to differences related to the benefit of income subject to foreign tax rates that are lower than U.S. tax rates including the Singapore tax exemption, the benefit of foreign tax credits and the benefit of federal research and development tax credits including renewal of the federal research and development credits for fiscal 2015. These amounts are partially offset by deemed dividend inclusions under the Subpart F tax rules, stock-based compensation not deductible for tax purposes and limitations on the deductibility of compensation under IRC Section 162(m).

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

LIQUIDITY AND CAPITAL RESOURCES

At January 2, 2016, we had assets classified as cash and cash equivalents and short-term investments, in an aggregate amount of $336.2 million, compared to $325.5 million at October 3, 2015. At January 2, 2016, approximately $294.1 million of this cash and securities was held in certain of our foreign subsidiaries, $78.9 million of which was denominated in currencies other than the U.S. dollar. We currently have approximately $287.6 million of cash held by foreign subsidiaries where we intend to permanently reinvest our accumulated earnings in these entities and our current plans do not demonstrate a need for these funds to support our domestic operations. If, however, a portion of these funds were needed for and distributed to our operations in the United States, we would be subject to additional U.S. income taxes and foreign withholding taxes. The amount of the taxes due would depend on the amount and manner of repatriation, as well as the location from where the funds are repatriated. We actively monitor the third-party depository institutions that hold these assets, primarily focusing on the safety of principal and secondarily maximizing yield on these assets. We diversify our cash and cash equivalents and investments among various financial institutions, money market funds, sovereign debt and other securities in order to reduce our exposure should any one of these financial institutions or financial instruments fail or encounter difficulties. To date, we have not experienced any material loss or lack of access to our invested cash, cash equivalents or short-term investments. However, we can provide no assurances that access to our invested cash, cash equivalents or short-term investments will not be impacted by adverse conditions in the financial markets.
In the first quarter of fiscal 2016, the second quarter of fiscal 2015 and the fourth quarter of fiscal 2014, we converted $33.0 million, $42.3 million and $62.7 million, respectively, of cash and securities held in certain of our foreign subsidiaries to U.S.

dollars and invested those funds within a European subsidiary whose functional currency is the U.S. dollar. At January 2, 2016, this subsidiary had $203.1 million of U.S. dollar denominated investments primarily in U.S. Treasury Securities, corporate notes and commercial paper. Accordingly, there is no translation expense arising from this entity holding U.S. dollar denominated investments. The converted funds are not intended to be repatriated to the U.S. and no U.S. tax was triggered on the transfer of these funds to the European subsidiary. See ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK below for more information about risks and trends related to foreign currencies.

Sources and Uses of Cash

Historically, our primary source of cash has been provided by operations. Other sources of cash in the past three fiscal years include proceeds received from the sale of our stock through our employee stock purchase plan as well as borrowings under our domestic line of credit. Our historical uses of cash have primarily been for the repurchase of our common stock, capital expenditures and acquisitions of businesses and technologies. Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our condensed consolidated statements of cash flows and the notes to condensed consolidated financial statements:

	Three Months Ended
	January 2, 2016	December 27, 2014
	(in thousands)
Net cash provided by operating activities	$14,262	$31,051
Sales of shares under employee stock plans	3,521	3,437
Repurchase of common stock	—	(17,298)
Capital expenditures	(4,765)	(5,138)
Short-term borrowings, net of repayments	5,000	—

Net cash provided by operating activities decreased by $16.8 million for the first three months of fiscal 2016 compared to the same period one year ago. The decrease in cash provided by operating activities was primarily due to lower cash flows from the timing of shipments of large systems from inventory and lower cash flows from accounts receivable. We believe that our existing cash, cash equivalents and short term investments combined with cash to be provided by operating activities and amounts available under our lines of credit will be adequate to cover our working capital needs and planned capital expenditures for at least the next 12 months to the extent such items are known or are reasonably determinable based on current business and market conditions. However, we may elect to finance certain of our capital expenditure requirements through additional borrowings under our bank credit facilities or other sources of capital. We continue to follow our strategy to further strengthen our financial position by using available cash flow to fund operations.

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

Additional sources of cash available to us were domestic and international currency lines of credit and bank credit facilities totaling $62.9 million as of January 2, 2016, of which $53.9 million was unused and available. These unsecured international credit facilities were used in Europe and Japan during the first three months of fiscal 2016. Our domestic line of credit consists of a $50 million unsecured revolving credit account, which expires on May 31, 2017 and is subject to covenants related to financial ratios and tangible net worth. We were in compliance with these covenants as of January 2, 2016. As of January 2, 2016, we have drawn $5.0 million and have used $1.1 million for letters of credit against our domestic line of credit.

Our ratio of current assets to current liabilities was 5.4:1 at January 2, 2016 compared to 5.3:1 at October 3, 2015. The increase in our ratio is primarily due to decreases in other current liabilities and accounts payable as well as increases in cash and cash equivalents partially offset by increases in income taxes payable and short-term borrowings. Our cash and cash equivalents, short-term investments and working capital are as follows:

	January 2, 2016	October 3, 2015
	(in thousands)
Cash and cash equivalents	$142,343	$130,607
Short-term investments	193,831	194,908
Working capital	547,874	530,093

Contractual Obligations and Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Regulation S-K of the Securities Act of 1933. Information regarding our long-term debt payments, operating lease payments, asset retirement obligations, purchase commitments with suppliers and purchase obligations is provided in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended October 3, 2015. There have been no material changes in contractual obligations outside of the ordinary course of business since October 3, 2015. Information regarding our other financial commitments at January 2, 2016 is provided in the notes to the condensed consolidated financial statements in this report.

Changes in Financial Condition

Cash provided by operating activities during the first three months of fiscal 2016 was $14.3 million, which included net income of $20.3 million, depreciation and amortization of $8.5 million, stock-based compensation expense of $3.7 million and $0.2 million other partially offset by cash used by operating assets and liabilities of $14.9 million and net increases in deferred tax assets of $3.5 million. Cash provided by operating activities during the first three months of fiscal 2015 was $31.1 million, which included net income of $17.4 million, depreciation and amortization of $8.4 million, decreases in net deferred tax assets of $7.0 million, stock-based compensation expense of $4.4 million and $0.4 million other partially offset by cash used by operating assets and liabilities of $6.5 million.

Cash used in investing activities during the first three months of fiscal 2016 was $3.6 million, which included $4.7 million used to acquire property and equipment and improve buildings net of proceeds from dispositions partially offset by $1.1 million net sales of available-for-sale securities. Cash provided by investing activities during the first three months of fiscal 2015 was $29.0 million, which included $33.6 million net sales of available-for-sale securities partially offset by $4.6 million used to acquire property and equipment and improve buildings net of proceeds from dispositions.

Cash provided by financing activities during the first three months of fiscal 2016 was $3.2 million, which included $5.0 million net short-term borrowings and $3.5 million generated from our employee stock option and purchase plans partially offset by $5.3 million net settlement of restricted stock. Cash used by financing activities during the first three months of fiscal 2015 was $19.1 million, which included $17.3 million repurchases of common stock and $5.2 million net settlement of restricted stock partially offset by $3.4 million generated from our employee stock option and purchase plans.

Changes in exchange rates during the first three months of fiscal 2016 decreased our cash balances by $2.1 million. Changes in exchange rates during the first three months of fiscal 2015 decreased our cash balances by $2.8 million.

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

Interest rate sensitivity

A portion of our investment portfolio is composed of fixed income securities. These securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately (whether due to changes in overall market rates or credit worthiness of the issuers of our individual securities) and uniformly by 10% from levels at January 2, 2016, the fair value of the portfolio, based on quoted market prices in active markets involving similar assets, would decline by an immaterial amount due to their short-term maturities. We have the ability to generally hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. If necessary, we may sell short-term investments prior to maturity to meet our liquidity needs.

At January 2, 2016, the fair value of our available-for-sale debt securities was $186.5 million, $9.7 million of which was classified as cash and cash equivalents and $176.8 million of which was classified as short-term investments. Gross unrealized gains and losses on available-for-sale debt securities were both less than $0.1 million at January 2, 2016.

Foreign currency exchange risk

We maintain operations in various countries outside of the United States and have foreign subsidiaries that manufacture and sell our products in various global markets. The majority of our sales are transacted in U.S. dollars. However, we do generate revenues in other currencies, primarily the Euro, the Japanese Yen, the South Korean Won and the Chinese Renminbi. Additionally we have operations in different countries around the world with costs incurred in other local currencies, such as British Pound Sterling, Singapore Dollars and Malaysian Ringgit. As a result, our earnings, cash flows and cash balances are exposed to fluctuations in foreign currency exchange rates. For example, we have significant manufacturing operations in Europe so that a weakening Euro is advantageous to the Company’s financial results. We attempt to limit these exposures through financial market instruments. We utilize derivative instruments, primarily forward contracts with maturities of two months or less, to manage our exposure associated with anticipated cash flows and net asset and liability positions denominated in foreign currencies. Gains and losses on the forward contracts are mitigated by gains and losses on the underlying instruments. We do not use derivative financial instruments for trading purposes.

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

At January 2, 2016, approximately $294.1 million of our cash, cash equivalents and short-term investments were held outside the U.S. in certain of our foreign operations, $78.9 million of which was denominated in currencies other than the U.S. dollar.

A hypothetical 10% change in foreign currency rates on our forward contracts would not have a material impact on our results of operations, cash flows or financial position.

The following table provides information about our foreign exchange forward contracts at January 2, 2016. The table presents the weighted average contractual foreign currency exchange rates, the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date and fair value. The U.S. fair value represents the fair value of the contracts valued at January 2, 2016 rates.

Forward contracts to sell (buy) foreign currencies for U.S. dollars (in thousands, except contract rates):

	Average Contract Rate	U.S. Notional Contract Value	U.S. Fair Value
Non-Designated - For US Dollars
Euro	1.0609	$(53,291)	$(1,519)
Japanese Yen	121.4383	$21,743	$340
British Pound	1.4971	$1,117	$(6)
South Korean Won	1,162.3138	$14,034	$(131)
Chinese Renminbi	6.4638	$9,957	$(37)
Singaporian Dollar	1.4106	$(3,030)	$(5)
Malaysian Ringgit	4.2300	$2,290	$(42)

Designated - For Euros
Japanese Yen	121.4383	$901	$4

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of January 2, 2016 (“Evaluation Date”).  The controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended January 2, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•	the timing of receipt and conversion of bookings to net sales;

•	the concentration of a significant amount of our backlog, and resultant net sales, with a few customers;

•	rescheduling of shipments or cancellation of orders by our customers;

•	fluctuations in our product mix;

•	the ability of our customers' other suppliers to provide sufficient material to support our customers' products;

•	currency fluctuations and stability, in particular the Euro, the Japanese Yen, the South Korean Won, the Chinese Renminbi and the US dollar as compared to other currencies;

•	commodity pricing;

•	introductions of new products and product enhancements by our competitors, entry of new competitors into our markets, pricing pressures and other competitive factors;

•	our ability to develop, introduce, manufacture and ship new and enhanced products in a timely manner without defects;

•	our ability to successfully expand our manufacturing footprint in Göttingen, Germany and add optics fabrication capacity at our site in Richmond, California;

•	our ability to manage our manufacturing capacity and that of our suppliers;

•	our reliance on contract manufacturing;

•	the rate of market acceptance of our new products;

•	the ability of our customers to pay for our products;

•	expenses associated with acquisition-related activities;

•	seasonal sales trends;

•	access to applicable credit markets by us, our customers and their end customers;

•	delays or reductions in customer purchases of our products in anticipation of the introduction of new and enhanced products by us or our competitors;

•	our ability to control expenses;

•	the level of capital spending of our customers;

•	potential excess and/or obsolescence of our inventory;

•	costs and timing of adhering to current and developing governmental regulations and reviews relating to our products and business;

•	costs related to acquisitions of technology or businesses;

•	impairment of goodwill, intangible assets and other long-lived assets;

•	our ability to meet our expectations and forecasts and those of public market analysts and investors;

•	the availability of research funding by governments with regard to our customers in the scientific business, such as universities;

•	continued government spending on defense-related projects where we are a subcontractor;

•	maintenance of supply relating to products sold to the government on terms which we would prefer not to accept;

•	changes in policy, interpretations, or challenges to the allowability of costs incurred under government cost accounting standards;

•	damage to our reputation as a result of coverage in social media, Internet blogs or other media outlets;

•	managing our and other parties' compliance with contracts in multiple languages and jurisdictions;

•	managing our internal and third party sales representatives and distributors, including compliance with all applicable laws;

•	impact of government economic policies on macroeconomic conditions;

•	costs and expenses from litigation;

•	costs associated with designing around or payment of licensing fees associated with issued patents in our fields of business;

•	government support of alternative energy industries, such as solar;

•	the future impact of legislation, rulemaking, and changes in accounting, tax, defense procurement, or export policies; and

•	distraction of management related to acquisition or divestment activities.

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

We currently purchase several key components and materials used in the manufacture of our products from sole source or limited source suppliers, both internal and external. Our failure to timely receive these key components and materials could cause delays in the shipment of our products. Some of these suppliers are relatively small private companies that may discontinue their operations at any time and which may be particularly susceptible to prevailing economic conditions. Some of our suppliers are located in regions which may be susceptible to natural disasters, such as the flooding in Thailand and the earthquake, tsunami and resulting nuclear disaster in Japan and severe flooding and power loss in the Eastern part of the United States in recent years. Some may be vulnerable to man-made disasters, such as the recent worldwide shortage of neon gas as a result of the conflict in Ukraine. We typically purchase our components and materials through purchase orders or agreed upon terms and conditions and we do not have guaranteed supply arrangements with many of these suppliers. For certain long-lead time supplies or in order to lock-in pricing, we may be obligated to place purchase orders which are not cancelable or otherwise assume liability for a large amount of the ordered supplies, which limit our ability to adjust down our inventory liability in the event of market downturns or other customer cancellations or rescheduling of their purchase orders for our products. Some of our products, particularly in the flat panel display industry, require designs and specifications which are at the cutting-edge of available technologies. Our and our customers' designs and specifications frequently change to meet rapidly evolving market demands. Accordingly certain of our products require components and supplies which may be technologically difficult and unpredictable to manufacture. By their very nature, these types of components may only be available by a single supplier. These characteristics further pressure the timely delivery of such components. We may fail to obtain these supplies in a timely manner in the future. We may experience difficulty identifying alternative sources of supply for certain components used in our products and may have to incur expenses and management distraction in assisting our current and future suppliers to meet our and our customers' technical requirements. We would experience further delays while identifying, evaluating and testing the products of these potential alternative suppliers. Furthermore, financial or other difficulties faced by these suppliers or significant changes in demand for these components or materials could limit their availability. We continue to consolidate our supply base and move supplier locations. When we transition locations we may increase our inventory of such products as a “safety stock” during the transition, which may cause the amount of inventory reflected on our balance sheet to increase. Additionally, many of our customers rely on sole source suppliers. In the event of a disruption of our customers' supply chain, orders from our customers could decrease or be delayed.

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

We participate in the flat panel display market, which has a relatively limited number of end customer manufacturers.  Our backlog, timing of net sales and results of operations could be negatively impacted in the event our customers reschedule or cancel orders.

In the flat panel display market, there are a relatively limited number of manufacturers who are the end customers for our annealing products.  In each of our last three fiscal years and the first fiscal quarter of 2016, Advanced Process Systems Corporation, an integrator in the flat panel display market based in South Korea, has contributed more than 10% of our revenue. Another customer, Japanese Steel Works, Ltd., an integrator in the flat panel display market based in Japan, has contributed more than 10% of our revenue in the first fiscal quarter of 2016. Given macroeconomic conditions, varying consumer demand and technical process limitations at manufacturers, our customers may seek to reschedule or cancel orders. This was recently seen with a requested expedited shipment of a Linebeam 1500 product for our third fiscal quarter of 2015, which delivery date was then changed at the customer’s request back to its originally scheduled date in the fourth fiscal quarter of 2015. These larger flat panel-related systems have large average selling prices. Any rescheduling or canceling of such orders by our customers will likely have a significant impact on our quarterly or annual net sales and results of operations and could negatively impact inventory values and backlog. Additionally, challenges in meeting evolving technological requirements for these complex products by us and our suppliers could also result in delays in shipments, rescheduled or canceled orders by our customers. This could negatively impact our backlog, timing of net sales and results of operations.

As of January 2, 2016, flat panel display systems represented 46% of our backlog. Since our backlog includes higher average selling price flat panel display systems, any delays or cancellation of shipments could have a material adverse effect on our financial results.

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

For the three months ended January 2, 2016, 73% of our net sales were derived from customers outside of the United States. For fiscal 2015, fiscal 2014 and fiscal 2013, 73%, 74%, and 77%, respectively, of our net sales were derived from customers outside of the United States. We anticipate that foreign sales, particularly in Asia, will continue to account for a significant portion of our net sales in the foreseeable future.

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

For the three months ended January 2, 2016, our research and development costs were $19.1 million (10.1% of net sales). For our fiscal years 2015, 2014 and 2013, our research and development costs were $81.5 million (10.2% of net sales), $79.1 million (10.0% of net sales) and $82.8 million (10.2% of net sales), respectively. We cannot assure you that our expenditures for research and development will result in the introduction of new products or, if such products are introduced, that those products will achieve sufficient market acceptance or to generate sales to offset the costs of development. Our failure to address rapid technological changes in our markets could adversely affect our business and results of operations.

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

Our operations, logistics and facilities and those of our customers, suppliers and contract manufacturers could be subject to a catastrophic loss from fire, flood, earthquake, volcanic eruption, work stoppages, power outages, acts of war, pandemic illnesses, energy shortages, theft of assets, other natural disasters or terrorist activity. A substantial portion of our research and development activities, manufacturing, our corporate headquarters and other critical business operations are located near major earthquake faults in Santa Clara, California, an area with a history of seismic events. Any such loss or detrimental impact to any of our operations, logistics or facilities could disrupt our operations, delay production, shipments and net sales and result in large expenses to repair or replace the facility. While we have obtained insurance to cover most potential losses, after reviewing the costs and limitations associated with earthquake insurance, we have decided not to procure such insurance. We believe that this decision is consistent with decisions reached by numerous other companies located nearby. We cannot assure you that our existing insurance coverage will be adequate against all other possible losses.

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
As a global company, we are subject to taxation in the United States and various other countries and jurisdictions. Significant judgment is required to determine our worldwide tax liabilities. A number of factors may affect our future effective tax rates including, but not limited to:

•	changes in the composition of earnings in countries or states with differing tax rates;

•	changes in the valuations of our deferred tax assets and liabilities;

•	the resolution of issues arising from tax audits with various tax authorities, and in particular, the outcome of the pending German tax audits of our tax returns for fiscal years 2006 - 2013;

•	changes in our global structure that involve an increased investment in technology outside of the United States to better align asset ownership and business functions with revenues and profits;

•	adjustments to estimated taxes upon finalization of various tax returns;

•	increases in expenses not deductible for tax purposes, including impairments of goodwill in connection with acquisitions;

•	our ability to meet the eligibility requirements for tax holidays of limited time tax-advantage status in various jurisdictions;

•	changes in available tax credits;

•	changes in share-based compensation;

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

The United States and many foreign governments impose tariffs and duties on the import and export of products, including some of those which we sell. In particular, given our worldwide operations, we pay duties on certain products when they are imported into the United States for repair work as well as on certain of our products which are manufactured by our foreign subsidiaries. These products can be subject to a duty on the product value. Additionally, the United States and various foreign governments have imposed tariffs, controls, export license requirements and restrictions on the import or export of some technologies, especially encryption technology. From time to time, government agencies have proposed additional regulation of encryption technology, such as requiring the escrow and governmental recovery of private encryption keys. Governmental regulation of encryption technology and regulation of imports or exports, or our failure to obtain required import or export approval for our products, could harm our international and domestic sales and adversely affect our net sales. From time to time our duty calculations and payments are audited by government agencies. For example, we are currently under audit in South Korea for customs duties and value-added-tax for the period March 2009 to March 2014. In the event of an adverse audit result, we could be liable for additional payments, duties, taxes and penalties, any of which could have a material adverse effect on our business or financial position, results of operations, or cash flows. As of January 2, 2016, we have accrued an estimated liability of $1.6 million related to this matter.

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

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1‡ **	Fiscal 2016 Variable compensation plan payout scale

10.2‡	Fiscal 2015 Variable compensation plan payout scale

10.3‡	Offer letter with Kevin Palatnik

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

Coherent, Inc.
(Registrant)

Date:	February 10, 2016	/s/:	JOHN R. AMBROSEO
John R. Ambroseo
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 10, 2016	/s/:	HELENE SIMONET
Helene Simonet
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1‡ **	Fiscal 2016 Variable compensation plan payout scale

10.2‡	Fiscal 2015 Variable compensation plan payout scale

10.3‡	Offer letter with Kevin Palatnik

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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