Form 10-Q
period 2016-04-02
COHERENT INC
filed 2016-05-11
CIK 21510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ___________________________________________________
FORM 10-Q
 ___________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 2, 2016
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

The number of shares outstanding of registrant’s common stock, par value $.01 per share, on May 9, 2016 was 24,291,591.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share data)

	Three Months Ended		Six Months Ended
	April 2, 2016	April 4, 2015	April 2, 2016	April 4, 2015
Net sales	$199,882	$203,721	$390,157	$404,336
Cost of sales	111,283	120,417	217,660	238,713
Gross profit	88,599	83,304	172,497	165,623
Operating expenses:
Research and development	20,955	21,024	40,095	40,197
Selling, general and administrative	40,940	39,482	77,714	77,623
Amortization of intangible assets	700	666	1,401	1,362
Total operating expenses	62,595	61,172	119,210	119,182
Income from operations	26,004	22,132	53,287	46,441
Other income (expense):
Interest and dividend income	263	161	503	257
Interest expense	(30)	(14)	(45)	(25)
Other—net	(2,013)	1,843	(2,460)	1,073
Total other income (expense), net	(1,780)	1,990	(2,002)	1,305
Income before income taxes	24,224	24,122	51,285	47,746
Provision for income taxes	6,443	5,709	13,218	11,903
Net income	$17,781	$18,413	$38,067	$35,843

Net income per share:
Basic	$0.74	$0.75	$1.58	$1.44
Diluted	$0.73	$0.74	$1.57	$1.43

Shares used in computation:
Basic	24,137	24,709	24,066	24,823
Diluted	24,362	24,891	24,299	25,042

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in thousands)

	Three Months Ended		Six Months Ended
	April 2, 2016	April 4, 2015	April 2, 2016	April 4, 2015

Net income	$17,781	$18,413	$38,067	$35,843
Other comprehensive income (loss): (1)
Translation adjustment, net of taxes (2)	13,568	(33,280)	5,062	(47,799)
Net gain (loss) on derivatives instruments, net of taxes (3)	2	175	(28)	550
Changes in unrealized gains on available-for-sale securities, net of taxes (4)	2,325	274	2,463	201
Other comprehensive income (loss), net of tax	15,895	(32,831)	7,497	(47,048)
Comprehensive income (loss)	$33,676	$(14,418)	$45,564	$(11,205)

(1)	Reclassification adjustments were not significant during the three and six months ended April 2, 2016 and April 4, 2015.

(2)
Tax expenses of $465 and $119 were provided on translation adjustments during the three and six months ended April 2, 2016, respectively. Tax benefits of $1,110 and $1,862 were provided on translation adjustments during the three and six months ended April 4, 2015, respectively.

(3)
Tax expenses (benefits) of $1 and $(17) were provided on net gains (losses) on derivative instruments during the three and six months ended April 2, 2016, respectively. Tax expenses of $102 and $319 were provided on net gains (losses) on derivative instruments during the three and six months ended April 4, 2015, respectively.

(4)
Tax expenses of $1,357 and $1,437 were provided on changes in unrealized gains on available-for-sale securities during the three and six months ended April 2, 2016, respectively. Tax expenses of $158 and $119 were provided on changes in unrealized gains on available-for-sale securities during the three and six months ended April 4, 2015, respectively.

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except par value)

	April 2, 2016	October 3, 2015
ASSETS
Current assets:
Cash and cash equivalents	$157,176	$130,607
Short-term investments	203,882	194,908
Accounts receivable—net of allowances of $2,955 and $3,015, respectively	150,409	142,260
Inventories	179,067	156,614
Prepaid expenses and other assets	34,602	28,294
Total current assets	725,136	652,683
Property and equipment, net	108,575	102,445
Goodwill	102,876	101,817
Intangible assets, net	18,510	22,776
Other assets	93,446	89,226
Total assets	$1,048,543	$968,947

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$5,000	$—
Accounts payable	43,458	33,379
Income taxes payable	11,545	4,279
Other current liabilities	89,808	84,932
Total current liabilities	149,811	122,590
Other long-term liabilities	49,183	49,939
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, par value $.01 per share:
Authorized—500,000 shares
Outstanding—24,218 shares and 23,970 shares, respectively	241	238
Additional paid-in capital	136,171	128,607
Accumulated other comprehensive loss	(2,016)	(9,513)
Retained earnings	715,153	677,086
Total stockholders’ equity	849,549	796,418
Total liabilities and stockholders’ equity	$1,048,543	$968,947

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended
	April 2, 2016	April 4, 2015
Cash flows from operating activities:
Net income	$38,067	$35,843
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,883	12,436
Amortization of intangible assets	4,169	4,216
Deferred income taxes	(5,653)	6,483
Stock-based compensation	9,132	9,172
Other non-cash (income) expense	(12)	384
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(5,333)	6,441
Inventories	(21,063)	6,114
Prepaid expenses and other assets	(4,857)	(13,921)
Other assets	1,984	582
Accounts payable	7,516	557
Income taxes payable/receivable	5,979	(9,871)
Other current liabilities	3,821	21,894
Other long-term liabilities	(1,079)	84
Net cash provided by operating activities	45,554	80,414

Cash flows from investing activities:
Purchases of property and equipment	(16,256)	(12,210)
Proceeds from dispositions of property and equipment	180	974
Purchases of available-for-sale securities	(84,629)	(177,704)
Proceeds from sales and maturities of available-for-sale securities	79,470	175,436
Net cash used in investing activities	(21,235)	(13,504)

Cash flows from financing activities:
Short-term borrowings	34,792	19,485
Repayments of short-term borrowings	(29,792)	(19,485)
Debt issuance costs	(2,137)	—
Issuance of common stock under employee stock option and purchase plans	3,686	3,701
Repurchase of common stock	—	(25,009)
Net settlement of restricted common stock	(5,344)	(5,235)
Net cash provided by (used in) financing activities	1,205	(26,543)
Effect of exchange rate changes on cash and cash equivalents	1,045	(16,503)
Net increase in cash and cash equivalents	26,569	23,864
Cash and cash equivalents, beginning of period	130,607	91,217
Cash and cash equivalents, end of period	$157,176	$115,081

Noncash investing and financing activities:
Unpaid property and equipment purchases	$3,800	$828

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements and notes thereto should be read in conjunction with the Coherent, Inc. (referred to herein as the “Company,” “we,” “our,” “us” or “Coherent”) condensed consolidated financial statements and notes thereto filed on Form 10-K for the fiscal year ended October 3, 2015. In the opinion of management, all adjustments necessary for a fair presentation of financial condition and results of operation as of and for the periods presented have been made and include only normal recurring adjustments. Interim results of operations are not necessarily indicative of results to be expected for the year or any other interim periods. Our fiscal year ends on the Saturday closest to September 30 and our second fiscal quarters include 13 and 14 weeks of operations in fiscal 2016 and 2015, respectively. Fiscal year 2016 includes 52 weeks and fiscal year 2015 includes 53 weeks. Certain reclassifications have been made to the prior period amounts to conform to the current period's presentation related to the reclassification of $28.1 million of current deferred income tax assets to non-current deferred income tax assets and non-current deferred income tax liabilities.

2.    RECENT ACCOUNTING STANDARDS

Adoption of New Accounting Pronouncements

In November 2015, the FASB issued amended guidance that clarifies that in a classified statement of financial position, an entity shall classify deferred tax liabilities and assets as noncurrent amounts. The new guidance supersedes ASC 740-10-45-5 which required the valuation allowance for a particular tax jurisdiction be allocated between current and noncurrent deferred tax assets for that tax jurisdiction on a pro rata basis. The new standard will become effective for our fiscal year beginning October 2, 2017. We elected to early adopt the standard retrospectively in the first quarter of fiscal 2016, which resulted in the reclassification of $28.1 million from current deferred income tax assets to non-current deferred income tax assets and non-current deferred income tax liabilities as of October 3, 2015.

In April 2015, the FASB issued amended guidance that simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amended guidance. The new standard will become effective for our fiscal year beginning October 2, 2016. We elected to early adopt the standard in the second quarter of fiscal 2016 to record the debt issuance costs of $2.1 million in other assets for the debt commitment we entered into in the second quarter of fiscal 2016.

Recently Issued Accounting Pronouncements

In March 2016, the FASB issued amended guidance that simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Under the new guidance, an entity recognizes all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement. This change eliminates the notion of the APIC pool and significantly reduces the complexity and cost of accounting for excess tax benefits and tax deficiencies. In addition, excess tax benefits and tax deficiencies are considered discrete items in the reporting period they occur and are not included in the estimate of an entity’s annual effective tax rate. The new standard will become effective for our fiscal year beginning October 2, 2017. We are currently assessing the impact of this amended guidance and the timing of adoption.

In February 2016, the FASB issued amended guidance to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new guidance clarifies the criteria for distinguishing between a finance lease and operating lease, as well as classification between the two types of leases, which is substantially unchanged from the previous lease guidance.
Further, the new guidance requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset, initially measured at the present value of the lease payments. For finance leases, a lessee should recognize interest on the lease liability separately from amortization of the right-of-use asset. For operating leases, a lessee should recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities. The new standard will become effective for our fiscal year beginning September 29, 2019. We are currently assessing the impact of this amended guidance and the timing of adoption.

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

3.     BUSINESS COMBINATIONS
Rofin-Sinar Technologies, Inc.
On March 16, 2016, we entered into a definitive agreement to acquire Rofin-Sinar Technologies, Inc. ("Rofin"), one of the world's leading developers and manufacturers of high-performance industrial laser sources and laser-based solutions and components. The acquisition will be an all-cash transaction at a price of $32.50 per share of Rofin common stock for a total approximate offer value of $942 million before fees and transaction costs. The completion of the acquisition is subject to customary closing conditions, including regulatory approvals.
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
The purchase price allocated to goodwill was finalized in the first quarter of fiscal 2016, with an increase of $0.4 million and a corresponding decrease of $0.4 million to tangible assets, and has been updated from the preliminary allocation in the fourth quarter of fiscal 2015.
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
Our allocation of the purchase price is as follows (in thousands):

Tangible assets:
Inventories	$2,240
Accounts receivable	2,263
Prepaid expenses and other assets	1,132
Property and equipment	2,451
Liabilities assumed	(1,702)
Deferred tax liabilities	(768)
Gain on business combination	(1,316)
Total	$4,300
The purchase price was lower than the fair value of net assets purchased, resulting in a gain of $1.3 million recorded as a separate line item in our consolidated statements of operations for our fiscal year 2015. We reassessed the recognition and measurement of identifiable assets acquired and liabilities assumed and concluded that all acquired assets and assumed liabilities were recognized and that the valuation procedures and resulting measures were appropriate.
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

4.     FAIR VALUES

We have not changed our valuation techniques in measuring the fair value of any financial assets and liabilities during the period. We recognize transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers between levels during the periods presented. As of April 2, 2016 and October 3, 2015, we did not have any assets or liabilities valued based on Level 3 valuations.

Financial assets and liabilities measured at fair value as of April 2, 2016 and October 3, 2015 are summarized below (in thousands):

	Aggregate Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Aggregate Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	April 2, 2016			October 3, 2015
		(Level 1)	(Level 2)		(Level 1)	(Level 2)
Assets:
Cash equivalents:
Money market fund deposits	$32,184	$32,184	$—	$8,297	$8,297	$—
Short-term investments:
U.S. Treasury and agency obligations (2)	$140,766	$—	$140,766	$150,748	$—	$150,748
Corporate notes and obligations (2)	35,190	—	35,190	17,942	—	17,942
Commercial paper (2)	7,464	—	7,464	9,740	—	9,740
Equity securities (1)	20,462	20,462	—	16,478	16,478	—
Prepaid and other assets:
Foreign currency contracts (3)	3,152	—	3,152	258	—	258
Mutual funds — Deferred comp and supplemental plan (4)	12,301	12,301	—	13,891	13,891	—
Total	$251,519	$64,947	$186,572	$217,354	$38,666	$178,688

Liabilities:
Other current liabilities:
Foreign currency contracts (3)	$(1,904)	$—	$(1,904)	$(239)	$—	$(239)
Total	$249,615	$64,947	$184,668	$217,115	$38,666	$178,449

 ___________________________________________________

(1)	Valuations are based upon quoted market prices.

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

(3)
The principal market in which we execute our foreign currency contracts is the institutional market in an over-the-counter environment with a relatively high level of price transparency. The market participants usually are large commercial banks. Our foreign currency contracts’ valuation inputs are based on quoted prices and quoted pricing intervals from public data sources and do not involve management judgment. At April 2, 2016, prepaid expenses and other assets include $3,152 non-designated forward contracts; other current liabilities include $1,904 non-designated forward contracts. At October 3, 2015, prepaid expenses and other assets include $217 non-designated forward contracts and $41 foreign currency contracts designated for cash flow hedges, respectively; other current liabilities include $239 non-designated forward contracts and $0 foreign currency contracts designated for cash flow hedges respectively. See Note 6, "Derivative Instruments and Hedging Activities".

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

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	April 2, 2016
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$157,176	$—	$—	$157,176

Short-term investments:
Available-for-sale securities:
Commercial paper	$7,464	$—	$—	$7,464
U.S. Treasury and agency obligations	139,943	854	(31)	140,766
Corporate notes and obligations	35,093	104	(7)	35,190
Equity Securities	15,269	5,193	—	20,462
Total short-term investments	$197,769	$6,151	$(38)	$203,882

	October 3, 2015
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$130,607	$—	$—	$130,607

Short-term investments:
Available-for-sale securities:
Commercial paper	$9,740	$—	$—	$9,740
U.S. Treasury and agency obligations	149,708	1,040	—	150,748
Corporate notes and obligations	17,892	52	(2)	17,942
Equity securities	15,269	1,209	—	16,478
Total short-term investments	$192,609	$2,301	$(2)	$194,908

None of the unrealized losses as of April 2, 2016 or October 3, 2015 were considered to be other-than-temporary impairments.

The amortized cost and estimated fair value of available-for-sale investments in debt securities as of April 2, 2016 and October 3, 2015 classified as short-term investments on our condensed consolidated balance sheet were as follows (in thousands):

	April 2, 2016		October 3, 2015
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Investments in available-for-sale debt securities due in less than one year	$163,210	$164,061	$148,088	$149,100
Investments in available-for-sale debt securities due in one to five years (1)	$19,290	$19,359	$29,252	$29,330

(1) Classified as short-term investments because these securities are highly liquid and can be sold at any time.

During the three and six months ended April 2, 2016, we received proceeds totaling $13.5 million and $28.6 million, respectively, from the sale of available-for-sale securities and realized gross gains of less than $0.1 million and $0.1 million, respectively. During the three and six months ended April 4, 2015, we received proceeds totaling $48.3 million and $77.8 million, respectively, from the sale of available-for-sale securities and realized gross gains of less than $0.1 million and $0.1 million, respectively.

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

Non-Designated Derivatives
The outstanding notional contract and fair value asset (liability) amounts of non-designated hedge contracts, with maximum maturity of two months, are as follows (in thousands):

	U.S. Notional Contract Value		U.S. Fair Value
	April 2, 2016	October 3, 2015	April 2, 2016	October 3, 2015
Euro currency hedge contracts
Purchase	$63,507	$52,699	$2,919	$33

Japanese Yen currency hedge contracts
Purchase	$2,000	$558	$66	$8
Sell	$(36,480)	$(15,804)	$(406)	$(84)

South Korean Won currency hedge contracts
Purchase	$—	$253	$—	$—
Sell	$(15,872)	$(17,747)	$(1,154)	$30

Chinese RMB currency hedge contracts
Sell	$(10,538)	$(10,900)	$(193)	$(106)

Other foreign currency hedge contracts
Purchase	$4,313	$3,283	$167	$(49)
Sell	$(2,070)	$(5,835)	$(151)	$146

Designated Derivatives
Cash flow hedges related to anticipated transactions are designated and documented at the inception of the hedge when we enter into contracts for specific future transactions. Cash flow hedges are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of OCI in stockholder's equity and is reclassified into earnings when the underlying transaction affects earnings. We had no cash flow hedges outstanding at April 2, 2016. Changes in the fair value of currency forward contracts due to changes in time value are excluded from the assessment of effectiveness and recognized in other income (expense) as incurred. We classify the cash flows from the foreign exchange forward contracts that are accounted for as cash flow hedges in the same section as the underlying item, primarily within cash flows from operating activities since we do not designate our cash flow hedges as investing or financing activities.

The outstanding notional contract and fair value asset (liability) amounts of designated cash flow hedge contracts, with maximum maturity of thirteen months, are as follows (in thousands):

	U.S. Notional Contract Value		U.S. Fair Value
	April 2, 2016	October 3, 2015	April 2, 2016	October 3, 2015
Japanese Yen currency hedge contracts
Sell	$—	$(2,093)	$—	$41

We have entered into certain derivative forward contracts to sell Japanese Yen and buy Euro to hedge revenue exposures related to our photonics-based solutions in Asia. In order to facilitate the hedge, we transact with counterparties in the U.S. directly and then allocate the hedge contracts to our affiliates through a back-to-back relationship with our German subsidiary. The German subsidiary designates these hedge contracts as cash flow hedges under ASC 815, none of which were outstanding at April 2, 2016.

The fair value of our derivative instruments is included in prepaid expenses and other assets and in other current liabilities in our Condensed Consolidated Balance Sheets (see Note 4 "Fair Values").

The locations and amounts of designated and non-designated derivative instruments' gains and losses in the condensed consolidated financial statements for the indicated periods were as follows (in thousands):

	Location in financial statements	Three Months Ended		Six Months Ended
		April 2, 2016	April 4, 2015	April 2, 2016	April 4, 2015
Derivatives designated as hedging instruments
Gains(losses) in OCI on derivatives (effective portion), after tax	OCI	$2	$175	$(28)	$550
Losses reclassified from OCI into income (effective portion)	Cost of sales	$—	$(1,106)	$—	$(1,720)
Gains(losses) reclassified from OCI into income (effective portion)	Revenue	$(58)	$(92)	$(58)	$208
Losses recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Other income(expense)	$(1)	$(77)	$(30)	$(112)
Derivatives not designated as hedging instruments
Losses recognized in income	Other income(expense)	$(180)	$(5,413)	$(2,511)	$(6,125)

During the first quarter of fiscal 2016 we recognized a loss of $31 in other income (expense) as ineffectiveness related to a portion of an anticipated hedged transaction that failed to occur within the original hedge period plus two months. During the three and six months ended April 4, 2015 we recognized a loss of $106 in other income (expense) as ineffectiveness related to a portion of an anticipated hedged transaction that failed to occur within the original hedge period plus two months. The remainder of the hedged transactions occurred as expected and effective amounts were recognized in revenue as disclosed in the above table.

The amounts that are reclassified from OCI to earnings are generally offset by the recognition of the hedged transactions (e.g., anticipated cost of sales) in earnings, thereby achieving the realization of prices contemplated by the underlying risk management strategies and vary from the expected amounts presented above as a result of changes in foreign exchange rates.

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

Offsetting of Financial Assets/Liabilities under Master Netting Agreements with Derivative Counterparties as of April 2, 2016 and October 3, 2015 (in thousands):

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Derivative Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Derivative Assets Presented in the Condensed Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Received	Net Amounts
As of April 2, 2016:
Foreign exchange contracts	$3,152	$—	$3,152	$(1,186)	$—	$1,966
As of October 3, 2015:
Foreign exchange contracts	$258	$—	$258	$(116)	$—	$142
(1) The balances at April 2, 2016 and October 3, 2015 were related to derivative liabilities which are allowed to be net settled against derivative assets in accordance with the master netting agreements.

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Derivative Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Derivative Liabilities Presented in the Condensed Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Paid	Net Amounts
As of April 2, 2016:
Foreign exchange contracts	$(1,904)	$—	$(1,904)	$1,186	$—	$(718)
As of October 3, 2015:
Foreign exchange contracts	$(239)	$—	$(239)	$116	$—	$(123)
(1) The balances at April 2, 2016 and October 3, 2015 were related to derivative assets which are allowed to be net settled against derivative liabilities in accordance with the master netting agreements.

7.    GOODWILL AND INTANGIBLE ASSETS

During the six months ended April 2, 2016, we noted no indications of impairment or triggering events to cause us to review goodwill for potential impairment. We will conduct our annual goodwill testing during the fourth fiscal quarter.

The changes in the carrying amount of goodwill by segment for the period from October 3, 2015 to April 2, 2016 are as follows (in thousands):

	Specialty Lasers and Systems	Commercial Lasers and Components	Total
Balance as of October 3, 2015	$95,454	$6,363	$101,817
Translation adjustments and other	1,059	—	1,059
Balance as of April 2,2016	$96,513	$6,363	$102,876

Components of our amortizable intangible assets are as follows (in thousands):

	April 2, 2016			October 3, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Existing technology	$71,384	$(58,701)	$12,683	$71,365	$(55,452)	$15,913
Customer lists	16,141	(10,733)	5,408	16,099	(9,661)	6,438
Trade name	393	(353)	40	399	(349)	50
In-process research & development	379	—	379	375	—	375
Total	$88,297	$(69,787)	$18,510	$88,238	$(65,462)	$22,776

For accounting purposes, when an intangible asset is fully amortized, it is removed from the disclosure schedule.

Amortization expense for intangible assets for the six months ended April 2, 2016 and April 4, 2015 was $4.2 million and $4.2 million, respectively, which includes $3.1 million and $3.3 million, respectively, for amortization of existing technology. The change in the accumulated amortization also includes $0.1 million and $3.5 million of foreign exchange impact for the six months ended April 2, 2016 and April 4, 2015, respectively.

At April 2, 2016, estimated amortization expense for the remainder of fiscal 2016, the next five succeeding fiscal years and all fiscal years thereafter are as follows (in thousands):

Estimated Amortization Expense
2016 (remainder)	$3,925
2017	7,136
2018	4,362
2019	2,228
2020	696
2021	54
Thereafter	109
Total	$18,510

8.     BALANCE SHEET DETAILS

Inventories consist of the following (in thousands):

	April 2, 2016	October 3, 2015
Purchased parts and assemblies	$54,339	$50,182
Work-in-process	70,632	56,225
Finished goods	54,096	50,207
Total inventories	$179,067	$156,614

Prepaid expenses and other assets consist of the following (in thousands):

	April 2, 2016	October 3, 2015
Prepaid and refundable income taxes	$9,880	$8,846
Other taxes receivable	7,177	6,574
Prepaid expenses and other assets	17,545	12,874
Total prepaid expenses and other assets	$34,602	$28,294

Other assets consist of the following (in thousands):

	April 2, 2016	October 3, 2015
Assets related to deferred compensation arrangements	$23,352	$25,131
Deferred tax assets	64,027	60,254
Other assets	6,067	3,841
Total other assets	$93,446	$89,226

For our $850.0 million debt financing commitment with Barclays (See Note 9 "Short-term Borrowings"), we paid $2.1 million of debt issuance costs in the second quarter of fiscal 2016 and recorded it to other assets.

Other current liabilities consist of the following (in thousands):

	April 2, 2016	October 3, 2015
Accrued payroll and benefits	$37,706	$35,504
Deferred revenue	17,772	16,474
Warranty reserve	14,972	15,308
Accrued expenses and other	11,908	10,965
Other taxes payable	5,586	4,888
Customer deposits	1,864	1,793
Total other current liabilities	$89,808	$84,932

Components of the reserve for warranty costs during the first six months of fiscal 2016 and 2015 were as follows (in thousands):

	Six Months Ended
	April 2, 2016	April 4, 2015
Beginning balance	$15,308	$16,961
Additions related to current period sales	10,412	11,618
Warranty costs incurred in the current period	(10,693)	(10,822)
Adjustments to accruals related to foreign exchange and other	(55)	(1,816)
Ending balance	$14,972	$15,941

Other long-term liabilities consist of the following (in thousands):

	April 2, 2016	October 3, 2015
Long-term taxes payable	$7,823	$7,651
Deferred compensation	24,938	26,691
Deferred tax liabilities	2,259	2,717
Deferred income	3,722	3,149
Asset retirement obligations liability	2,726	2,654
Other long-term liabilities	7,715	7,077
Total other long-term liabilities	$49,183	$49,939

9.     SHORT-TERM BORROWINGS

We have several lines of credit which allow us to borrow in the applicable local currency. We have a total of $13.7 million of unsecured foreign lines of credit as of April 2, 2016. At April 2, 2016, we had used $2.0 million of these available foreign lines of credit as guarantees. These credit facilities were used in Europe and Japan during the second fiscal quarter of 2016. In addition, our domestic line of credit consists of a $50.0 million unsecured revolving credit account. The agreement will expire on May 31, 2017. The line of credit is subject to covenants related to financial ratios and tangible net worth with which we are currently in compliance.  We have an outstanding balance of $5.0 million and have used $1.1 million for letters of credit against our domestic line of credit as of April 2, 2016.

On March 16, 2016, we entered into a debt commitment letter with Barclays Bank PLC ("Barclays") and on April 5, 2016, entered into an amended and restated debt commitment letter with Barclays and both Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (together, "BAML"). Pursuant to the commitment letter, among other things, Barclays and BAML have committed to provide us with debt financing in an aggregate principal amount of up to $850.0 million to finance the acquisition of Rofin. The obligations of Barclays and BAML under the commitment letter are subject to certain conditions, including the consummation of the acquisition in accordance with the terms and conditions of the definitive agreement and other customary closing obligations. For our $850.0 million debt financing commitment with Barclays and BAML, we paid $2.1 million of debt issuance costs in the second quarter of fiscal 2016 and recorded it to other assets on our condensed consolidated balance sheets. The debt issuance cost will be reclassified when there is an outstanding debt.

10.  STOCK-BASED COMPENSATION

Fair Value of Stock Compensation

We recognize compensation expense for all share based payment awards based on the fair value of such awards. The expense is recognized on a straight-line basis over the respective requisite service period of the awards.

Determining Fair Value

The fair values of shares purchased under the Employee Stock Purchase Plan (“ESPP”) for the three and six months ended April 2, 2016 and April 4, 2015, respectively, were estimated using the following weighted-average assumptions:

	Employee Stock Purchase Plan
	Three Months Ended		Six Months Ended
	April 2, 2016	April 4, 2015	April 2, 2016	April 4, 2015
Expected life in years	0.5	0.5	0.5	0.5
Expected volatility	26.0%	24.8%	27.4%	24.8%
Risk-free interest rate	0.3%	0.1%	0.2%	0.1%
Expected dividend yield	—%	—%	—%	—%
Weighted average fair value per share	$12.50	$14.26	$12.89	$14.11

There were no stock options granted during the three and six months ended April 2, 2016 and April 4, 2015.

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

	Six Months Ended
	April 2, 2016	April 4, 2015
Risk-free interest rate	1.20%	0.96%
Volatility	27.0%	28.7%
Weighted average fair value	$74.48	$70.57

We recognize the estimated cost of these awards, as determined under the simulation model, over the related service period, with no adjustment in future periods based upon the actual shareholder return over the performance period.

Stock-Based Compensation Expense

The following table shows total stock-based compensation expense and related tax benefits included in the condensed consolidated statements of operations for the three and six months ended April 2, 2016 and April 4, 2015 (in thousands):

	Three Months Ended		Six Months Ended
	April 2, 2016	April 4, 2015	April 2, 2016	April 4, 2015
Cost of sales	$594	$676	$1,199	$1,273
Research and development	610	556	1,036	886
Selling, general and administrative	4,183	3,550	6,897	7,013
Income tax benefit	(1,511)	(1,303)	(1,862)	(1,733)
	$3,876	$3,479	$7,270	$7,439

During the three and six months ended April 2, 2016, $0.7 million and $1.3 million was capitalized into inventory for all stock plans, $0.6 million and $1.2 million was amortized to cost of sales and $0.8 million remained in inventory at April 2, 2016. During the three and six months ended April 4, 2015, $0.7 million and $1.4 million was capitalized into inventory for all stock plans, $0.7 million and $1.3 million was amortized to cost of sales and $0.8 million remained in inventory at April 4, 2015.

At April 2, 2016, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock plans but not yet recognized was approximately $31.0 million, net of estimated forfeitures of $1.4 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 1.6 years and will be adjusted for subsequent changes in estimated forfeitures.

At April 2, 2016, total compensation cost related to options to purchase common shares under the ESPP but not yet vested was approximately $0.1 million, which will be recognized over the six month offering period.

Stock Awards Activity

The following table summarizes the activity of our time-based and performance restricted stock units for the first six months of fiscal 2016 (in thousands, except per share amounts):

	Time Based Restricted Stock Units		Market-Based Performance Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested stock units at October 3, 2015	394	$65.17	199	$67.09
Granted	269	64.30	65	74.48
Vested(1)	(190)	61.15	(57)	48.48
Forfeited	(11)	63.72	(38)	48.48
Nonvested stock at April 2, 2016	462	$66.35	169	$74.10

__________________________________________
(1)Service-based restricted stock vested during each fiscal year. Performance-based awards and units included at 100% of target goal; under the terms of the awards, the recipient may earn between 0% and 200% of the award.

11.      COMMITMENTS AND CONTINGENCIES

We are subject to legal claims and litigation arising in the ordinary course of business, such as product liability, employment or intellectual property claims, including, but not limited to, the matters described below. On May 14, 2013, IMRA America (“Imra”) filed a complaint for patent infringement against two of our subsidiaries in the Regional Court of Düsseldorf, Germany, captioned In re IMRA America Inc. versus Coherent Kaiserslautern GmbH et. al. 4b O 38/13. The complaint alleges that the use of certain of the Company’s lasers infringes upon EP Patent No. 754,103, entitled “Method For Controlling Configuration of Laser Induced Breakdown and Ablation,” issued November 5, 1997. The patent, now expired in all jurisdictions, is owned by the University of Michigan and licensed to Imra. The complaint seeks unspecified compensatory damages, the cost of court proceedings and seeks to permanently enjoin the Company from infringing the patent in the future. Following the filing of the infringement suit, our subsidiaries filed a separate nullity action with the Federal Patent Court in Munich, Germany requesting that the court hold that the Patent was invalid based on prior art. On October 1, 2015, the Federal Patent Court ruled that the German portion of the Patent was invalid. Imra has filed a notice to appeal this decision to the Federal Court of Justice, the highest civil jurisdiction court in Germany. The infringement action is currently stayed pending the outcome of such appeal. Management has made an accrual with respect to this matter and has determined, based on its current knowledge, that the amount or range of reasonably possible losses in excess of the amounts already accrued is not reasonably estimable. Although we do not expect that such legal claims and litigation will ultimately have a material adverse effect on our condensed consolidated financial position, results of operations or cash flows, an adverse result in one or more matters could negatively affect our results in the period in which they occur.
The United States and many foreign governments impose tariffs and duties on the import and export of certain products we sell. From time to time our duty calculations and payments are audited by government agencies. During the second quarter of fiscal 2016, we concluded an audit in South Korea for customs duties and value added tax for the period March 2009 to March 2014. We paid $1.6 million related to this matter and have no remaining accrual at April 2, 2016.

On March 16, 2016, we entered into a debt commitment letter with Barclays Bank PLC ("Barclays") and on April 5, 2016, entered into an amended and restated debt commitment letter with Barclays and both Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (together, "BAML"). Pursuant to the commitment letter, among other things, Barclays and BAML have committed to provide us with debt financing in an aggregate principal amount of up to $850.0 million to finance the acquisition of Rofin. The obligations of Barclays and BAML under the commitment letter are subject to certain conditions, including the consummation of the acquisition in accordance with the terms and conditions of the definitive agreement and other customary closing obligations. For our $850.0 million debt financing commitment with Barclays and BAML, we paid $2.1 million of debt issuance costs in the second quarter of fiscal 2016 and recorded it to other assets on our condensed consolidated balance sheets.

We have an agreement with a financial advisor, Barclays, in relation to the pending acquisition of Rofin. We have agreed to pay Barclays a fee of approximately $10.5 million, $1.0 million of which was paid upon delivery of the fairness opinion in the second quarter of fiscal 2016, and was recorded in the selling, general and administrative line of the condensed consolidated statements of operations, and the remaining portion of which will be paid upon, and subject to, consummation of the acquisition. We have also agreed to pay to Barclays approximately $17.0 million and $7.5 million for underwriting and upfront fees, respectively, upon the close of the financing. In addition, the acquisition agreement contains certain termination rights for Coherent and further provides that we may be required to pay a termination fee of $65.0 million to Rofin and $2.4 million to Barclays.

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

The following table presents information necessary to calculate basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	April 2, 2016	April 4, 2015	April 2, 2016	April 4, 2015
Weighted average shares outstanding —basic	24,137	24,709	24,066	24,823
Dilutive effect of employee stock awards	225	182	233	219
Weighted average shares outstanding—diluted	24,362	24,891	24,299	25,042

Net income	$17,781	$18,413	$38,067	$35,843

Net income per basic share	$0.74	$0.75	$1.58	$1.44
Net income per diluted share	$0.73	$0.74	$1.57	$1.43

A total of 7,078 and 9,451 potentially dilutive securities have been excluded from the diluted share calculation for the three and six months ended April 2, 2016 as their effect was anti-dilutive. A total of 1,333 and 41,559 potentially dilutive securities have been excluded from the diluted share calculation for the three and six months ended April 4, 2015 as their effect was anti-dilutive.

14.  OTHER INCOME (EXPENSE)

Other income (expense) is as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 2, 2016	April 4, 2015	April 2, 2016	April 4, 2015
Foreign exchange gain (loss)	$(198)	$1,080	$(1,520)	$(81)
Gain (loss) on deferred compensation investments, net	(1,877)	671	(1,002)	1,055
Other	62	92	62	99
Other - net	$(2,013)	$1,843	$(2,460)	$1,073

15.  INCOME TAXES

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to us and our subsidiaries, adjusted for items which are considered discrete to the period. Our effective tax rates for the three and six months ended April 2, 2016 were 26.6% and 25.8%, respectively. Our effective tax rates for the three and six months ended April 2, 2016 were lower than the statutory rate of 35.0% primarily due to differences related to the benefit of income subject to foreign tax rates that are lower than U.S. tax rates including the Singapore tax exemption, the benefit of foreign tax credits and the benefit of federal research and development tax credits including renewal of the federal research and development tax credits for fiscal 2015. These amounts are partially offset by deemed dividend inclusions under the Subpart F tax rules, stock-based compensation not deductible for tax purposes and limitations on the deductibility of compensation under IRC Section 162(m).

Our effective tax rates for the three and six months ended April 4, 2015 were 23.7% and 24.9%, respectively. Our effective tax rates for the three and six months ended April 4, 2015 were lower than the statutory rate of 35.0% primarily due to differences related to the benefit of income subject to foreign tax rates that are lower than U.S. statutory tax rates including South Korea and Singapore tax exemptions, the benefit of foreign tax credits and the benefit of the federal research and development tax credits including renewal of the federal research and development tax credits for fiscal 2014. These amounts are partially offset by deemed dividend inclusions under the Subpart F tax rules, stock-based compensation not deductible for tax purposes and limitations on the deductibility of compensation under IRC Section 162(m).

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

We are subject to taxation and file income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. For U.S. federal income tax purposes, all years prior to 2011 are closed. In our major foreign jurisdictions and our major state jurisdictions, the years prior to 2006 and 2011, respectively, are closed to examination. Earlier years in our various jurisdictions may remain open for adjustment to the extent that we have tax attribute carryforwards from those years. In March 2016, the Internal Revenue Service (IRS) issued an audit notice and Information Documentation Requests (IDRs) for fiscal year 2013. We have responded to the IDRs and the IRS field work will begin soon. In December 2011 and January 2012, three of our German subsidiaries received notices of tax audits for the fiscal years 2006 through 2010. In fiscal year 2013, we received a preliminary assessment for two of the German subsidiaries and the amount is immaterial. In September 2015, the German tax authorities issued preliminary tax findings for Coherent GmbH for the years 2006 to 2010 and Coherent management met with the German tax authorities in December 2015 to discuss the preliminary assessments. Coherent Management anticipates that the German tax authorities will issue the final audit assessment in the third quarter of fiscal 2016. In July 2015 and March 2016, Coherent Kaiserslautern GmbH (formerly Lumera Laser GmbH) received tax audit notices for the years 2010 to 2014. The audit began in August 2015. We acquired the shares of Lumera Laser GmbH in December 2012 and we should not have responsibility for any assessments related to the pre-acquisition period. In March 2016, Coherent Japan KK received a tax audit notice for the years 2013 to 2015. The audit will begin in July 2016.

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

Coherent Korea received approval for an additional High-Tech tax exemption in April 2016 from the Korean authorities and must make a capital contribution for the exemption to be effective. We anticipate making a capital contribution of approximately $4.0 million by the end of fiscal year 2016.

16.  SEGMENT INFORMATION

The following table provides net sales and income from operations for our operating segments and a reconciliation of our total income from operations to net income (in thousands):

	Three Months Ended		Six Months Ended
	April 2, 2016	April 4, 2015	April 2, 2016	April 4, 2015
Net sales:
Specialty Laser Systems	$143,353	$140,016	$279,304	$285,107
Commercial Lasers and Components	56,529	63,705	110,853	119,229
Total net sales	$199,882	$203,721	$390,157	$404,336

Income(expense) from operations:
Specialty Laser Systems	$37,635	$32,078	$73,430	$66,632
Commercial Lasers and Components	1,584	2,279	3,399	2,982
Corporate and other	(13,215)	(12,225)	(23,542)	(23,173)
Total income from operations	$26,004	$22,132	$53,287	$46,441
Total other income (expense), net	(1,780)	1,990	(2,002)	1,305
Income before income taxes	24,224	24,122	51,285	47,746
Provision for income taxes	6,443	5,709	13,218	11,903
Net Income	$17,781	$18,413	$38,067	$35,843

Major Customers

We had one major customer during the three and six months ended April 2, 2016 who accounted for 17.3% and 17.5%, respectively, of consolidated revenue. This same customer accounted for 17.4% and 18.0%, respectively, of consolidated revenue for the three and six months ended April 4, 2015. We had another major customer during the six months ended April 2, 2016 who accounted for 10.2% of consolidated revenue. These customers purchased primarily from our SLS segment.

We had one major customer who accounted for 19.3% of accounts receivable at April 2, 2016. We had another major customer who accounted for 15.3% and 21.4% of accounts receivable at April 2, 2016 and October 3, 2015, respectively. Both customers purchased primarily from our SLS segment.

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

•
Focus on long-term improvement of adjusted EBITDA, in dollars and as a percentage of net sales—We define adjusted EBITDA as operating income adjusted for depreciation, amortization, stock-based compensation expense, major restructuring costs and certain other non-operating income and expense items. Key initiatives to reach our goals for EBITDA improvements include utilization of our Asian manufacturing locations, rationalizing our supply chain and continued leveraging of our infrastructure.

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

	Three Months Ended
	April 2, 2016	April 4, 2015	Change	% Change
	(Dollars in thousands)

Bookings	$496,442	$220,552	$275,890	125.1%
Book-to-bill ratio	2.48	1.08	1.4	129.6%
Net sales—Specialty Lasers and Systems	$143,353	$140,016	$3,337	2.4%
Net sales—Commercial Lasers and Components	$56,529	$63,705	$(7,176)	(11.3)%
Gross profit as a percentage of net sales— Specialty Lasers and Systems	47.7%	44.2%	3.5%	7.9%
Gross profit as a percentage of net sales—Commercial Lasers and Components	36.8%	34.7%	2.1%	6.1%
Research and development as a percentage of net sales	10.5%	10.3%	0.2%	1.9%
Income before income taxes	$24,224	$24,122	$102	0.4%
Net cash provided by operating activities	$31,292	$49,363	$(18,071)	(36.6)%
Days sales outstanding in receivables	67.7	54.9	12.8	23.3%
Annualized second quarter inventory turns	2.5	3.1	(0.6)	(19.4)%
Capital spending as a percentage of net sales	5.7%	3.5%	2.2%	62.9%
Net income as a percentage of net sales	8.9%	9.0%	(0.1)%	(1.1)%
Adjusted EBITDA as a percentage of net sales	20.9%	17.6%	3.3%	18.8%

	Six Months Ended
	April 2, 2016	April 4, 2015	Change	% Change
	(Dollars in thousands)

Bookings	$769,446	$383,076	$386,370	100.9%
Book-to-bill ratio	1.97	0.95	1.02	107.4%
Net sales—Specialty Lasers and Systems	$279,304	$285,107	$(5,803)	(2.0)%
Net sales—Commercial Lasers and Components	$110,853	$119,229	$(8,376)	(7.0)%
Gross profit as a percentage of net sales— Specialty Lasers and Systems	47.7%	44.1%	3.6%	8.2%
Gross profit as a percentage of net sales—Commercial Lasers and Components	36.6%	34.7%	1.9%	5.5%
Research and development as a percentage of net sales	10.3%	10.0%	0.3%	3.0%
Income before income taxes	$51,285	$47,746	$3,539	7.4%
Net cash provided by operating activities	$45,554	$80,414	$(34,860)	(43.4)%
Capital spending as a percentage of net sales	4.2%	3.0%	1.2%	40.0%
Net income as a percentage of net sales	9.8%	8.9%	0.9%	10.1%
Adjusted EBITDA as a percentage of net sales	21.1%	18.2%	2.9%	15.9%

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

In the second quarter of fiscal 2016, Coherent set another new quarterly bookings record, including records in the microelectronics, OEM components and instrumentation and materials processing markets. Bookings increased 125.1% in the second quarter of fiscal 2016 compared to the same quarter one year ago, with the increase led by a significant increase in the microelectronics market. Compared to the first quarter of fiscal 2016, bookings increased 81.8% with significant increases in the microelectronics, OEM components and instrumentation and materials processing markets partially offset by a decrease in the scientific and government programs market. The book-to-bill ratio was 2.48 in the second quarter of fiscal 2016.

Backlog represents orders which we expect to be shipped within 12 months and the current portion of service contracts. For a discussion of backlog, see "RESULTS OF OPERATIONS - BACKLOG".

Microelectronics

Microelectronics bookings were a new quarterly record and increased 248.8% compared to the same quarter one year ago and increased 94.7% from bookings in the first quarter of fiscal 2016. The book-to-bill ratio for the second quarter of fiscal 2016 was 3.76.

Record flat panel display orders in the second quarter of fiscal 2016 increased 411.2% from orders in the second quarter of fiscal 2015 and 115.9% from orders in the first quarter of fiscal 2016, primarily due to the timing of order placement by customers, with orders received from multiple customers for large format Linebeam systems to be used in organic light-emitting diode (OLED) production. The buildout of OLED capacity generated more than $300 million of orders for Linebeam 1000, Linebeam 1500 and UV Blade systems in the second quarter of fiscal 2016. These systems have been ordered with delivery to end customers in South Korea, Japan and China. We believe there is an additional large tranche of orders in excess of $100 million remaining in our customer's current buildout phase that we expect to book before the end of fiscal 2016.

Orders in the advanced packaging (API) market decreased 31.5% from orders in the second quarter of fiscal 2015 and increased 12.5% from orders in the first quarter of fiscal 2016. The API market continues to demonstrate variability based on project specific activity.

Orders from semiconductor capital equipment OEMs increased 10.9% from the second quarter of fiscal 2015 but decreased 6.6% from the first quarter of fiscal 2016. The outlook for semiconductor capital spending is flat to slightly up in 2016. Semiconductor service revenue is also increasing as chip inventories have decreased and utilization rates have increased.

Materials Processing

Record materials processing orders increased 36.6% compared to the same quarter one year ago and increased 112.4% from the first quarter of fiscal 2016. The book-to-bill ratio for the second quarter of fiscal 2016 was 1.54.

The bookings performance was led by strong demand from cutting and converting of metals and non-metals. We also received record orders from automotive manufacturing OEMs and had very strong results for additive manufacturing applications. While Chinese customers contributed to these results, the broader Chinese market remained volatile as low-power marking and engraving, a staple of the Chinese market, recovered from a weak first quarter of fiscal 2016, but is still soft. The sheet metal market, which has also been slow for the past couple of quarters, appears to be improving. Our second generation fiber laser platform has been qualified by an OEM for welding and cutting including copper.

OEM Components and Instrumentation

Record OEM Components and Instrumentation orders increased 3.2% compared to the same quarter one year ago and increased 95.9% from the first quarter of fiscal 2016, with the sequential increase reflecting both the timing of certain OEM orders as well as key design wins. The book-to-bill ratio for the second quarter of fiscal 2016 was 1.41.

Instrumentation orders increased 3.4% compared to the same quarter one year ago and 76.0% compared to the first quarter of fiscal 2016 due to several large orders from core accounts, record demand for integrated subsystems and increased adoption of clinical applications from cytometry to DNA sequencing. We believe our products are well-positioned for future orders given recent design wins in clinical applications.

Orders for medical OEM products were 10.4% higher in the second quarter of fiscal 2016 compared to the same quarter one year ago and 286.7% higher than orders in the first quarter of fiscal 2016. We saw improved customer confidence in market conditions when placing longer-term orders for ophthalmic applications, predominantly in vision correction, and for aesthetic products for hair removal. Demand for medical consumables was also strong due to market share gains leading to an increased number of procedures on the part of our customers.

Scientific and Government Programs

Scientific and government programs orders increased 0.6% compared to the same quarter one year ago and seasonally decreased 21.1% from the first quarter of fiscal 2016. The book-to-bill for the second quarter of fiscal 2016 was 0.82.

Several factors affected scientific bookings in the second quarter of fiscal 2016 including seasonal effects, a slow start to China’s new five-year investment plan and a delay in increased National Institutes of Health ("NIH") funding reaching researchers. Ultrafast applications continue to compete favorably in the research markets, with the two largest areas in multiphoton imaging and time-resolved spectroscopy, where the lasers serve as cameras with very short shutter speeds. Historically, research lasers have been in their own class, but the emergence of short pulse processing in materials processing, medical therapeutics and microelectronics is starting to drive a convergence of research and commercial platforms. For example, we recently introduced the Monaco™, an all fiber, ultrafast laser with selectable processing performance in a wide range of applications. The Monaco has now been paired with a new optical parametric amplifier, the Opera-F™, to produce tunable wavelengths for use in multi-photon excitation and spectroscopy. At the same time, it brings products built to commercial standards into the research market, which should improve reliability and lower operating costs for the scientific community.

Net Sales

Net sales include sales of lasers, laser tools, related accessories and service. Net sales for the second fiscal quarter increased 2.4% in our SLS segment from the same quarter one year ago and decreased 11.3% in our CLC segment from the same quarter one year ago. Net sales for the first six months decreased 2.0% in our SLS segment from the same period one year ago and decreased 7.0% in our CLC segment from the same period one year ago. For a description of the reasons for changes in net sales refer to the “Results of Operations” section of this quarterly report.

Gross Profit as a Percentage of Net Sales

Gross profit as a percentage of net sales (“gross profit percentage”) is calculated as gross profit for the period divided by net sales for the period.  Gross profit percentage in the second quarter increased from 44.2% to 47.7% in our SLS segment and increased from 34.7% to 36.8% in our CLC segment from the same quarter one year ago. Gross profit percentage in the first six months increased from 44.1% to 47.7% in our SLS segment and increased from 34.7% to 36.6% in our CLC segment from the same period one year ago. For a description of the reasons for changes in gross profit refer to the “Results of Operations” section of this quarterly report.

Research and Development as a Percentage of Net Sales

Research and development as a percentage of net sales (“R&D percentage”) is calculated as research and development expense for the period divided by net sales for the period.  Management considers R&D percentage to be an important indicator in managing our business as investing in new technologies is a key to future growth.  R&D percentage increased to 10.5% from 10.3% in our second fiscal quarter and increased to 10.3% from 10.0% for the first six months of fiscal 2016 compared to the same periods one year ago.  For a description of the reasons for changes in R&D spending refer to the “Results of Operations” section of this quarterly report.

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

Days Sales Outstanding in Receivables

We calculate days sales outstanding (“DSO”) in receivables as net receivables at the end of the period divided by net sales during the period and then multiplied by the number of days in the period, using 90 days for quarters.  DSO in receivables indicates how well we are managing our collection of receivables, with lower DSO in receivables resulting in higher working capital availability.  The more money we have tied up in receivables, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business.  Our DSO in receivables for the second quarter of fiscal 2016 increased from 54.9 to 67.7 days compared to the same quarter one year ago primarily due to timing of large dollar flat panel display system sales towards the end of the quarter in Asia, a higher concentration of receivables in Japan where DSOs are typically higher, slower collections in the U.S. and Europe and the unfavorable impact of foreign exchange rates.

Annualized Second Quarter Inventory Turns

We calculate annualized second quarter inventory turns as the cost of sales during the second quarter annualized and divided by net inventories at the end of the second quarter. This indicates how well we are managing our inventory levels, with higher inventory turns resulting in more working capital availability and a higher return on our investments in inventory. The more money we have tied up in inventory, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business. Our annualized inventory turns for the second quarter of fiscal 2016 decreased from 3.1 to 2.5 turns compared to the same quarter one year ago primarily due to the planned build-up of inventory levels in certain business units, primarily in microelectronics, to support increased demand and the unfavorable impact of foreign exchange rates.

Capital Spending as a Percentage of Net Sales

Capital spending as a percentage of net sales (“capital spending percentage”) is calculated as capital expenditures for the period divided by net sales for the period.  Capital spending percentage indicates the extent to which we are expanding or improving our operations, including investments in technology and equipment. Management monitors capital spending levels as this assists management in measuring our cash flows, net of capital expenditures. Our capital spending percentage increased to 5.7% from 3.5% for the second quarter and to 4.2% from 3.0% for the first six months of fiscal 2016 compared to the same periods one year ago primarily due to higher investments to expand our manufacturing capacity in Göttingen, Germany, upgrade certain of our production facilities in California and New Jersey and purchases of production-related assets, partially offset by lower revenues in the second quarter and first six months of fiscal 2016. We expect higher capital spending in the remainder of fiscal 2016 to expand our manufacturing capacity in Göttingen, Germany and add optics fabrication capacity at our site in Richmond, California.

Adjusted EBITDA as a Percentage of Net Sales

We define adjusted EBITDA as operating income adjusted for depreciation, amortization, stock-based compensation, major restructuring costs and certain other non-operating income and expense items, such as costs related to the acquisition of Rofin. Key initiatives to reach our goals for EBITDA improvements include utilization of our Asian manufacturing locations, rationalizing our supply chain and continued leveraging of our infrastructure.

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
Below is the reconciliation of our net income as a percentage of net sales to our adjusted EBITDA as a percentage of net sales:

	Three Months Ended		Six Months Ended
	April 2, 2016	April 4, 2015	April 2, 2016	April 4, 2015
Net income as a percentage of net sales	8.9%	9.0%	9.8%	8.9%
Income tax expense	3.2%	2.8%	3.4%	2.9%
Interest and other income (expense), net	—%	(0.6)%	0.3%	—%
Depreciation and amortization	4.3%	4.1%	4.4%	4.1%
Costs related to acquisition of Rofin	1.8%	—%	0.9%	—%
Stock-based compensation	2.7%	2.3%	2.3%	2.3%
Adjusted EBITDA as a percentage of net sales	20.9%	17.6%	21.1%	18.2%

SIGNIFICANT EVENTS

On March 16, 2016, we entered into a definitive agreement to acquire Rofin-Sinar Technologies, Inc. ("Rofin"), one of the world's leading developers and manufacturers of high-performance industrial laser sources and laser-based solutions and components. The acquisition will be an all-cash transaction at a price of $32.50 per share of Rofin common stock for a total approximate offer value of $942 million before fees and transaction costs. The completion of the acquisition is subject to customary closing conditions, including regulatory approvals, and is expected to close in six to nine months from the date of the definitive agreement.

On March 16, 2016, we entered into a debt commitment letter with Barclays Bank PLC ("Barclays") and on April 5, 2016, entered into an amended and restated debt commitment letter with Barclays and both Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (together, "BAML"). Pursuant to the commitment letter, among other things, Barclays and BAML have committed to provide us with debt financing in an aggregate principal amount of up to $850.0 million to finance the acquisition of Rofin. The obligations of Barclays and BAML under the commitment letter are subject to certain conditions, including the consummation of the acquisition in accordance with the terms and conditions of the definitive agreement and other customary closing obligations.

RESULTS OF OPERATIONS

CONSOLIDATED SUMMARY

The following table sets forth, for the periods indicated, the percentage of total net sales represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	April 2, 2016	April 4, 2015	April 2, 2016	April 4, 2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	55.7%	59.1%	55.8%	59.0%
Gross profit	44.3%	40.9%	44.2%	41.0%
Operating expenses:
Research and development	10.5%	10.3%	10.3%	10.0%
Selling, general and administrative	20.5%	19.4%	19.9%	19.2%
Amortization of intangible assets	0.3%	0.3%	0.4%	0.3%
Total operating expenses	31.3%	30.0%	30.6%	29.5%
Income from operations	13.0%	10.9%	13.6%	11.5%
Other income (expense), net	(0.9)%	0.9%	(0.5)%	0.3%
Income before income taxes	12.1%	11.8%	13.1%	11.8%
Provision for income taxes	3.2%	2.8%	3.3%	2.9%
Net income	8.9%	9.0%	9.8%	8.9%

Net income for the second quarter of fiscal 2016 was $17.8 million ($0.73 per diluted share) including $3.9 million of after-tax stock-related compensation expense, $1.4 million amortization of intangible assets and $2.3 million of after-tax costs related to the acquisition of Rofin. Net income for the second quarter of fiscal 2015 was $18.4 million ($0.74 per diluted share) including $3.5 million of after-tax stock-related compensation expense and $1.5 million amortization of intangible assets. Net income for the first six months of fiscal 2016 was $38.1 million ($1.57 per diluted share) including $7.3 million of after-tax stock-related compensation expense, $2.9 million amortization of intangible assets, $2.3 million of after-tax costs related to the acquisition of Rofin and a benefit of $1.2 million related to the renewal of the federal research and development tax credits for fiscal 2015. Net income for the first six months of fiscal 2015 was $35.8 million ($1.43 per diluted share) including $7.4 million of after-tax stock-related compensation expense, $3.1 million amortization of intangible assets and a benefit of $1.1 million related to the renewal of the federal research and development tax credits for fiscal 2014.

BACKLOG

Backlog represents orders which we expect to be shipped within 12 months and the current portion of service contracts. Orders used to compute backlog are generally cancelable and subject to rescheduling by our customers without substantial penalties. Historically, we have not experienced a significant rate of cancellation or rescheduling, though we cannot guarantee that the rate of cancellations or rescheduling will not increase in the future. We have a backlog of orders shippable within 12 months of $469.3 million at April 2, 2016, including a significant concentration in the flat panel display market (48%) for customers which are primarily in Asia.

NET SALES

Market Application

The following tables set forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by market application (dollars in thousands):

	Three Months Ended
	April 2, 2016		April 4, 2015
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Microelectronics	$97,724	48.9%	$101,769	50.0%
OEM components and instrumentation	41,800	20.9%	43,992	21.6%
Materials processing	28,024	14.0%	29,352	14.4%
Scientific and government programs	32,334	16.2%	28,608	14.0%
Total	$199,882	100.0%	$203,721	100.0%

	Six Months Ended
	April 2, 2016		April 4, 2015
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Microelectronics	$194,230	49.8%	$201,080	49.7%
OEM components and instrumentation	81,133	20.8%	85,281	21.1%
Materials processing	51,058	13.1%	58,110	14.4%
Scientific and government programs	63,736	16.3%	59,865	14.8%
Total	$390,157	100.0%	$404,336	100.0%

 Quarterly

Net sales for the second quarter of fiscal 2016 decreased by $3.8 million, or 1.9%, compared to the second quarter of fiscal 2015 including decreases due to the unfavorable impact of foreign exchange rates.  Sales decreases in the microelectronics, OEM components and instrumentation and materials processing markets were partially offset by increases in the scientific and government programs market.

The decrease in the microelectronics market of $4.0 million, or 4.0%, was primarily due to lower shipments for advanced packaging and solar panel manufacturing applications partially offset by higher shipments for semiconductor applications; sales for flat panel display applications were essentially flat. Sales in the OEM components and instrumentation market decreased $2.2 million, or 5.0%, primarily due to lower shipments for medical applications partially offset by higher shipments for military and bio-instrumentation applications. The decrease in the materials processing market of $1.3 million, or 4.5%, was primarily due to lower shipments for non-metal drilling, non-metal cutting and rapid prototyping applications partially offset by higher shipments for marking and metal cutting applications. Sales in the scientific and government programs market increased $3.7 million, or 13.0%, primarily due to higher demand for advanced research applications used by university and government research groups in Europe and the U.S.

Year-to-date

Net sales for the first six months of fiscal 2016 decreased by $14.2 million, or 3.5% compared to the first six months of fiscal 2015, including decreases due to the unfavorable impact of foreign exchange rates. Sales decreases in the materials processing, microelectronics and OEM components and instrumentation markets were partially offset by increases in the scientific and government programs market. Sales in the material processing market decreased $7.1 million, or 12.1%, primarily due to lower shipments for non-metal drilling, non-metal cutting and rapid prototyping applications partially offset by higher shipments for marking and metal cutting applications. The decrease in the microelectronics market of $6.9 million, or 3.4%, was primarily due to lower shipments for advanced packaging, solar panel production and micromaterials processing applications partially offset by higher shipments for semiconductor applications; sales for flat panel display applications were essentially flat. The decrease in the OEM components and instrumentation market of $4.1 million, or 4.9%, was due primarily to lower shipments for medical and machine vision applications partially offset by higher shipments for military and bio-instrumentation applications. Sales in the scientific and government programs market increased $3.9 million, or 6.5%, primarily due to higher demand for advanced research applications used by university and government research groups in Europe and the U.S.

The timing for shipments of our higher average selling price excimer products in the flat panel display market have historically fluctuated and are in the future expected to fluctuate from quarter-to-quarter due to customer scheduling, our ability to manufacture these products and/or availability of supplies. As a result, the timing to convert orders for these products to sales will likely fluctuate from quarter-to-quarter.

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

The following tables set forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by segment (dollars in thousands):

	Three Months Ended
	April 2, 2016		April 4, 2015
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Specialty Lasers and Systems (SLS)	$143,353	71.7%	$140,016	68.7%
Commercial Lasers and Components (CLC)	56,529	28.3%	63,705	31.3%
Total	$199,882	100.0%	$203,721	100.0%

	Six Months Ended
	April 2, 2016		April 4, 2015
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Specialty Lasers and Systems (SLS)	$279,304	71.6%	$285,107	70.5%
Commercial Lasers and Components (CLC)	110,853	28.4%	119,229	29.5%
Total	$390,157	100.0%	$404,336	100.0%

Quarterly

Net sales for the second quarter of fiscal 2016 decreased by $3.8 million, or 1.9%, compared to the second quarter of fiscal 2015, with decreases of $7.2 million, or 11.3%, in our CLC segment partially offset by increases of $3.3 million, or 2.4%, in our SLS segment. Both the decrease and increase in CLC and SLS segment sales, respectively, included decreases due to the unfavorable impact of foreign exchange rates.

The decrease in our CLC segment sales was primarily due to lower shipments for medical, materials processing and advanced packaging applications. The increase in our SLS segment sales was primarily due to higher shipments for scientific and government research programs as well as higher shipments for semiconductor, military and bio-instrumentation applications partially offset by lower shipments for advanced packaging, medical and solar panel production applications.

Year-to-date

Net sales for the first six months of fiscal 2016 decreased by $14.2 million, or 3.5%, compared to the first six months of fiscal 2015, with decreases of $8.4 million, or 7.0%, in our CLC segment and decreases of $5.8 million, or 2.0%, in our SLS segment. The decreases in both SLS and CLC segment sales included decreases due to the unfavorable impact of foreign exchange rates.

The decrease in our CLC segment sales was primarily due to lower materials processing, medical and machine vision application sales as well as lower sales for scientific and government research programs partially offset by higher bio-instrumentation application sales. The decrease in our SLS segment sales was primarily due to lower shipments for advanced packaging, medical and materials processing applications partially offset by higher shipments for semiconductor applications, scientific and government research programs and military applications.

GROSS PROFIT

Consolidated

Our gross profit rate increased to 44.3% in the second quarter of fiscal 2016 from 40.9% and increased to 44.2% from 41.0% in the first six months of fiscal 2016 compared to the same periods one year ago.

The 3.4% second quarter increase in the gross profit rate was primarily due to favorable product margins (3.2%) as a result of favorable mix for systems in the microelectronics market, particularly in flat panel display applications, favorable mix in the OEM components and instrumentation and materials processing markets, the impact of higher volumes in certain business units and the favorable impact from foreign currency fluctuations partially offset by the impact of lower service revenues in the microelectronics market. Also contributing to the increase in gross profit rate were lower warranty costs (0.2%) due to fewer warranty events.

The 3.2% increase in the gross profit rate during the first six months of fiscal 2016 was primarily due to favorable product margins (3.0%) as a result of favorable mix for systems in the microelectronics market, particularly in flat panel display applications, the favorable impact from foreign currency fluctuations, favorable mix in the OEM components and instrumentation and materials processing markets and the impact of higher volumes in certain business units. Also contributing to the increase in gross profit rate were lower warranty costs (0.2%) due to fewer warranty events.

Our gross profit rate has been and will continue to be affected by a variety of factors including market and product mix, pricing on volume orders, shipment volumes, our ability to manufacture advanced and more complex products, manufacturing efficiencies, excess and obsolete inventory write-downs, warranty costs, amortization of intangibles, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems, commodity prices and foreign currency fluctuations, particularly the recent volatility in the Euro and to a lesser extent, the Japanese Yen and the Korean Won.

 Specialty Lasers and Systems

The gross profit rate in our SLS segment increased to 47.7% in the second quarter of fiscal 2016 from 44.2% and increased to 47.7% from 44.1% in the first six months of fiscal 2016 compared to the same periods one year ago.

The 3.5% second quarter increase in the gross profit rate was primarily due to favorable product margins (3.4%) as a result of favorable mix for systems in the microelectronics market, particularly in flat panel display applications, the impact of higher volumes in certain business units and the favorable impact from foreign currency fluctuations partially offset by the impact of lower service revenues in the microelectronics market and unfavorable mix in the bio-instrumentation market. Also contributing to the increase in gross profit rate were lower warranty costs (0.1%) due to fewer warranty events.

The 3.6% increase in the gross profit rate during the first six months of fiscal 2016 was primarily due to favorable product margins (3.3%) as a result of favorable mix for systems in the microelectronics market, particularly in flat panel display applications, and the favorable impact from foreign currency fluctuations partially offset by the impact of lower service revenues in the microelectronics and materials processing markets and unfavorable mix in the bio-instrumentation market. Also contributing to the increase in gross profit rate were lower warranty costs (0.3%) due to fewer warranty events.

Commercial Lasers and Components

The gross profit rate in our CLC segment increased to 36.8% in the second quarter of fiscal 2016 from 34.7% and increased to 36.6% from 34.7% in the first six months of fiscal 2016 compared to the same periods one year ago.

The 2.1% second quarter increase in the gross profit rate was primarily due to favorable product costs (1.9%) and lower warranty costs (0.6%) due to fewer warranty events partially offset by higher other costs (0.4%) as a percentage of sales due to higher inventory provisions in certain business units and higher freight costs. The 1.9% product margin improvement results primarily from favorable mix in the OEM components and instrumentation and materials processing markets.

The 1.9% increase in the gross profit rate during the first six months of fiscal 2016 was primarily attributable to favorable product costs (2.0%) partially offset by higher other costs (0.1%) as a percentage of sales due to higher inventory provisions in certain business units. The 2.0% product margin improvement results primarily from favorable mix in the OEM components and instrumentation and materials processing markets.

OPERATING EXPENSES:

	Three Months Ended
	April 2, 2016		April 4, 2015
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$20,955	10.5%	$21,024	10.3%
Selling, general and administrative	40,940	20.5%	39,482	19.4%
Amortization of intangible assets	700	0.3%	666	0.3%
Total operating expenses	$62,595	31.3%	$61,172	30.0%

	Six Months Ended
	April 2, 2016		April 4, 2015
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$40,095	10.3%	$40,197	10.0%
Selling, general and administrative	77,714	19.9%	77,623	19.2%
Amortization of intangible assets	1,401	0.4%	1,362	0.3%
Total operating expenses	$119,210	30.6%	$119,182	29.5%

Research and development

Quarterly

Research and development (“R&D”) expenses decreased $0.1 million, or 0.3%, during the second fiscal quarter ended April 2, 2016 compared to the same quarter one year ago. The decrease was primarily due to lower project spending of $0.4 million due to the favorable impact of foreign exchange rates and $0.4 million lower charges for increases in deferred compensation plan liabilities partially offset by $0.7 million due to incremental spending from the acquisitions of Tinsley and Raydiance in the fourth quarter of fiscal 2015. On a segment basis as compared to the prior year period, SLS research and development spending increased $0.9 million primarily due to the acquisitions of Tinsley and Raydiance partially offset by lower project spending due to the favorable impact of foreign exchange rates net of lower customer reimbursements. CLC spending decreased $0.6 million primarily due to lower project spending and higher customer reimbursements. Corporate and other spending decreased $0.4 million primarily due to lower charges for increases in deferred compensation plan liabilities.

Year-to-date

R&D expenses decreased $0.1 million, or 0.3%, during the six months ended April 2, 2016 compared to the same period one year ago. The decrease for the first six months was primarily due to lower project spending of $1.3 million including the favorable impact of foreign exchange rates and lower spending on labor net of lower customer reimbursements as well as $0.4 million lower charges for increases in deferred compensation plan liabilities. The decreases were partially offset by increases of $1.5 million due to incremental spending from the acquisitions of Tinsley and Raydiance in the fourth quarter of fiscal 2015 and $0.1 million higher stock-based compensation expense.

On a segment basis as compared to the prior year period, SLS research and development spending increased $0.8 million primarily due to the acquisitions of Tinsley and Raydiance partially offset by lower project spending including the favorable impact of foreign exchange rates and lower spending net of lower customer reimbursements. CLC spending decreased $0.6 million primarily due to lower project spending including higher customer reimbursements. Corporate and other spending decreased $0.3 million due to lower charges for increases in deferred compensation plan liabilities partially offset by higher stock-based compensation expense.

Selling, general and administrative

Quarterly

Selling, general and administrative (“SG&A”) expenses increased $1.5 million, during the second fiscal quarter ended April 2, 2016 compared to the same quarter one year ago. The increase was primarily due to $2.8 million higher consulting and legal costs related to acquisitions, of which $3.6 million was related to the acquisition of Rofin, and $0.6 million higher stock-based compensation expense due to lower estimated forfeitures. In addition, the increase included $0.2 million higher other variable spending including incremental spending from the acquisitions of Tinsley and Raydiance in the fourth quarter of fiscal 2015 net of the favorable impact of foreign exchange rates. The increases were partially offset by $2.1 million lower charges for increases in deferred compensation plan liabilities.

On a segment basis as compared to the prior year period, SLS segment expenses were flat with the impact due to the acquisitions of Tinsley and Raydiance and higher payroll spending offset by the favorable impact of foreign exchange rates and lower other variable spending. CLC spending was flat with higher payroll spending offset by the favorable impact of foreign exchange rates. Spending for Corporate and other increased $1.4 million primarily due to higher consulting and legal costs related to acquisitions and higher stock-based compensation expense partially offset by lower charges for increases in deferred compensation plan liabilities.

Year-to-date

SG&A expenses increased $0.1 million, or 0.1%, during the six months ended April 2, 2016 compared to the same period one year ago. The increase for the first six months was primarily due to $2.8 million higher consulting and legal costs related to acquisitions, of which $3.6 million was related to the acquisition of Rofin, and $0.2 million higher other variable spending including incremental spending from the acquisitions of Tinsley and Raydiance in the fourth quarter of fiscal 2015 net of the favorable impact of foreign exchange rates. The increases were partially offset by $1.8 million lower charges for increases in deferred compensation plan liabilities and $1.1 million lower payroll spending primarily due to the favorable impact of foreign exchange rates. On a segment basis as compared to the prior year period, SLS segment expenses decreased $0.2 million primarily due to lower payroll and other variable spending resulting from the favorable impact of foreign exchange rates partially offset by the impact due to the acquisitions of Tinsley and Raydiance. CLC spending decreased $0.5 million primarily due to lower payroll resulting from the favorable impact of foreign exchange rates. Spending for Corporate and other increased $0.8 million primarily due to higher consulting and legal costs related to acquisitions partially offset by lower charges for increases in deferred compensation plan liabilities.

Amortization of intangible assets

Amortization of intangible assets was flat in both the three and six months ended April 2, 2016 compared to the same periods last year. Increases due to the acquisition of Raydiance in the fourth quarter of fiscal 2015 were offset by the completion of amortization of certain intangibles from prior acquisitions.

OTHER INCOME (EXPENSE) — NET

Other income, net of other expense, decreased $3.8 million and $3.3 million during the three and six months ended April 2, 2016, respectively, compared to the same periods one year ago. The second fiscal quarter decrease was primarily due to higher losses, including expenses, on our deferred compensation plan assets ($2.5 million) and higher net foreign exchange losses ($1.3 million). The increase in net foreign exchange losses for the quarter was due to lower gains from favorable changes in foreign exchange rates, primarily the weakening of the Euro, coupled with the timing of placement of hedges that occurred in the second quarter of fiscal 2015. The decrease for the six months ended April 2, 2016 was primarily due to higher losses, including expenses, on our deferred compensation plan assets ($2.1 million) and higher net foreign exchange losses ($1.4 million) partially offset by $0.2 million higher interest income. The increase in net foreign exchange losses for the six months ended April 2, 2016 was due to higher unhedged exposures and larger realized losses on cash conversions due to the significant movement of the Euro, Chinese RMB and Korean Won against the U.S. dollar in first six months of fiscal 2016.

INCOME TAXES

The effective tax rate on income before income taxes for the second quarter of fiscal 2016 of 26.6% and the effective tax rate on income before income taxes for the first six months of fiscal 2016 of 25.8% were lower than the statutory rate of 35.0% primarily due to differences related to the benefit of income subject to foreign tax rates that are lower than U.S. tax rates including the Singapore tax exemption, the benefit of foreign tax credits and the benefit of federal research and development tax credits including renewal of the federal research and development credits for fiscal 2015. These amounts are partially offset by deemed dividend inclusions under the Subpart F tax rules, stock-based compensation not deductible for tax purposes and limitations on the deductibility of compensation under IRC Section 162(m).

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

LIQUIDITY AND CAPITAL RESOURCES

At April 2, 2016, we had assets classified as cash and cash equivalents and short-term investments, in an aggregate amount of $361.1 million, compared to $325.5 million at October 3, 2015. At April 2, 2016, approximately $323.2 million of this cash and securities was held in certain of our foreign subsidiaries, $109.1 million of which was denominated in currencies other than the U.S. dollar. We currently have approximately $308.8 million of cash held by foreign subsidiaries where we intend to permanently reinvest our accumulated earnings in these entities and our current plans do not demonstrate a need for these funds to support our domestic operations. If, however, a portion of these funds were needed for and distributed to our operations in the United States, we would be subject to additional U.S. income taxes and foreign withholding taxes. The amount of the taxes due would depend on the amount and manner of repatriation, as well as the location from where the funds are repatriated. We actively monitor the third-party depository institutions that hold these assets, primarily focusing on the safety of principal and secondarily maximizing yield on these assets. We diversify our cash and cash equivalents and investments among various financial institutions, money market funds, sovereign debt and other securities in order to reduce our exposure should any one of these financial institutions or financial instruments fail or encounter difficulties. To date, we have not experienced any material loss or lack of access to our invested cash, cash equivalents or short-term investments. However, we can provide no assurances that access to our invested cash, cash equivalents or short-term investments will not be impacted by adverse conditions in the financial markets.
In the first quarter of fiscal 2016, the second quarter of fiscal 2015 and the fourth quarter of fiscal 2014, we converted $33.0 million, $42.3 million and $62.7 million, respectively, of cash and securities held in certain of our foreign subsidiaries to U.S. dollars and invested those funds within a European subsidiary whose functional currency is the U.S. dollar. At April 2, 2016, this subsidiary had $203.6 million of U.S. dollar denominated investments primarily in U.S. Treasury Securities, corporate notes and commercial paper. In April 2016, we converted an additional $22.6 million of cash and securities held in certain of our foreign subsidiaries to U.S. dollars and invested those funds within a European subsidiary whose functional currency is the U.S. dollar. Accordingly, there is no translation expense arising from this entity holding U.S. dollar denominated investments. The converted funds are not intended to be repatriated to the U.S. and no U.S. tax was triggered on the transfer of these funds to the European subsidiary. See ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK below for more information about risks and trends related to foreign currencies.

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

	Six Months Ended
	April 2, 2016	April 4, 2015
	(in thousands)
Net cash provided by operating activities	$45,554	$80,414
Sales of shares under employee stock plans	3,686	3,701
Repurchases of common stock	—	(25,009)
Capital expenditures	(16,256)	(12,210)
Short-term borrowings, net of repayments	5,000	—
Debt issuance costs	(2,137)	—

Net cash provided by operating activities decreased by $34.9 million for the first six months of fiscal 2016 compared to the same period one year ago. The decrease in cash provided by operating activities was primarily due to lower cash flows from the timing of shipments of large systems from inventory and lower cash flows from accounts receivable. We believe that our existing cash, cash equivalents and short term investments combined with cash to be provided by operating activities, amounts available under our lines of credit and the access to financing contemplated by the debt commitment letter from Barclays and BAML will be adequate to cover our working capital needs and planned capital expenditures for at least the next 12 months to the extent such items are known or are reasonably determinable based on current business and market conditions. However, we may elect to finance certain of our capital expenditure requirements through borrowings under our bank credit facilities or other sources of capital. We continue to follow our strategy to further strengthen our financial position by using available cash flow to fund operations.

We intend to continue pursuing acquisition opportunities at valuations we believe are reasonable based upon market conditions. However, we cannot accurately predict the timing, size and success of our acquisition efforts or our associated potential capital commitments. Furthermore, we cannot assure you that we will be able to acquire businesses on terms acceptable to us. We expect to fund future acquisitions through additional borrowings (as in our pending acquisition of Rofin), existing cash balances and cash flows from operations. If required, we will consider the issuance of securities. The extent to which we will be willing or able to use our common stock to make acquisitions will depend on its market value at the time and the willingness of potential sellers to accept it as full or partial payment.

On March 16, 2016, we entered into a debt commitment letter with Barclays Bank PLC ("Barclays") and on April 5, 2016, entered into an amended and restated debt commitment letter with Barclays and both Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (together, "BAML"). Pursuant to the commitment letter, among other things, Barclays and BAML have committed to provide us with debt financing in an aggregate principal amount of up to $850.0 million to finance the acquisition of Rofin. The obligations of Barclays and BAML under the commitment letter are subject to certain conditions, including the consummation of the acquisition in accordance with the terms and conditions of the definitive agreement and other customary closing obligations.

Additional sources of cash available to us were domestic and international currency lines of credit and bank credit facilities totaling $63.7 million as of April 2, 2016, of which $55.6 million was unused and available. These unsecured credit international facilities were used in Europe and Japan during the first six months of fiscal 2016. Our domestic line of credit consists of a $50 million unsecured revolving credit account, which expires on May 31, 2017 and is subject to covenants related to financial ratios and tangible net worth. We were in compliance with these covenants as of April 2, 2016. As of April 2, 2016, we have drawn $5.0 million and have used $1.1 million for letters of credit against our domestic line of credit.

In fiscal 2015, under plans authorized by the Board of Directors, we repurchased and retired 1,302,323 shares of outstanding common stock under this plan at an average price of $57.59 per share for a total of $75.0 million.

Our ratio of current assets to current liabilities was 4.8:1 at April 2, 2016 compared to 5.3:1 at October 3, 2015. The decrease in our ratio is primarily due to increases in accounts payable, income taxes payable, short-term borrowings and other current liabilities partially offset by increases in cash and short-term investments and inventories. Our cash and cash equivalents, short-term investments and working capital are as follows:

	April 2, 2016	October 3, 2015
	(in thousands)
Cash and cash equivalents	$157,176	$130,607
Short-term investments	203,882	194,908
Working capital	575,325	530,093

Contractual Obligations and Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Regulation S-K of the Securities Act of 1933. Information regarding our long-term debt payments, operating lease payments, asset retirement obligations, purchase commitments with suppliers and purchase obligations is provided in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended October 3, 2015. There have been no material changes in contractual obligations outside of the ordinary course of business, other than noted in "Merger-related Commitment and Fees" below, since October 3, 2015. Information regarding our other financial commitments at April 2, 2016 is provided in the notes to the condensed consolidated financial statements in this report.

Merger-related Commitment and Fees

We have an agreement with a financial advisor, Barclays, in relation to the pending acquisition of Rofin. We have agreed to pay Barclays a fee of approximately $10.5 million, $1.0 million of which was paid upon delivery of the fairness opinion in the second quarter of fiscal 2016, and was recorded in the selling, general and administrative line of the condensed consolidated statements of operations, and the remaining portion of which will be paid upon, and subject to, consummation of the acquisition. For our $850.0 million debt financing commitment with Barclays and BAML, we paid $2.137 million of debt issuance costs in the second quarter of fiscal 2016 and recorded it to other assets on our condensed consolidated balance sheets. We have also agreed to pay to Barclays and BAML together approximately $17.0 million and $7.5 million for underwriting and upfront fees, respectively, upon the close of the financing. In addition, the acquisition agreement contains certain termination rights for Coherent and further provides that we, as applicable, may be required to pay a termination fee of $65.0 million to Rofin and $2.4 million to Barclays.

Changes in Financial Condition

Cash provided by operating activities during the first six months of fiscal 2016 was $45.6 million, which included net income of $38.1 million, depreciation and amortization of $17.1 million and stock-based compensation expense of $9.1 million partially offset by cash used by operating assets and liabilities of $13.0 million and net increases in deferred taxes of $5.7 million. Cash provided by operating activities during the first six months of fiscal 2015 was $80.4 million, which included net income of $35.8 million, depreciation and amortization of $16.7 million, cash provided by operating assets and liabilities of $11.9 million, stock-based compensation expense of $9.2 million, net decreases in deferred taxes of $6.5 million and other net of $0.3 million.

Cash used in investing activities during the first six months of fiscal 2016 was $21.2 million, which included $16.1 million net used to acquire property and equipment and improve buildings net of proceeds from dispositions and $5.1 million net purchases of available-for-sale securities. Cash used in investing activities during the first six months of fiscal 2015 was $13.5 million, which included $11.2 million net used to acquire property and equipment and improve buildings net of proceeds from dispositions and $2.3 million net purchases of available-for-sale securities.

Cash provided by financing activities during the first six months of fiscal 2016 was $1.2 million, which included $5.0 million net short-term borrowings and $3.7 million generated from our employee stock option and stock purchase plans partially offset by $5.4 million net settlement of restricted stock and $2.1 million of debt issuance costs. Cash used in financing activities during the first six months of fiscal 2015 was $26.5 million, which included $25.0 million repurchases of common stock and $5.2 million net settlement of restricted stock partially offset by $3.7 million generated from our employee stock option and stock purchase plans.

Changes in exchange rates during the first six months of fiscal 2016 decreased our cash balances by $1.0 million. Changes in exchange rates during the first six months of fiscal 2015 increased our cash balances by $3.1 million.

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

Interest rate sensitivity

A portion of our investment portfolio is composed of fixed income securities. These securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately (whether due to changes in overall market rates or credit worthiness of the issuers of our individual securities) and uniformly by 10% from levels at April 2, 2016, the fair value of the portfolio, based on quoted market prices in active markets involving similar assets, would decline by an immaterial amount due to their short-term maturities. We have the ability to generally hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. If necessary, we may sell short-term investments prior to maturity to meet our liquidity needs.

At April 2, 2016, the fair value of our available-for-sale debt securities was $183.4 million, all of which was classified as short-term investments.  Gross unrealized gains and losses on available-for-sale debt securities were $1.0 million and less than $0.1 million, respectively, at April 2, 2016.

Foreign currency exchange risk

We maintain operations in various countries outside of the United States and have foreign subsidiaries that manufacture and sell our products in various global markets. The majority of our sales are transacted in U.S. dollars. However, we do generate revenues in other currencies, primarily the Euro, the Japanese Yen, the South Korean Won and the Chinese RMB. Additionally we have operations in different countries around the world with costs incurred in other local currencies, such as British Pound Sterling, Singapore Dollars and Malaysian Ringgit. As a result, our earnings, cash flows and cash balances are exposed to fluctuations in foreign currency exchange rates. For example, we have significant manufacturing operations in Europe so that a weakening Euro is advantageous to the Company’s financial results. We attempt to limit these exposures through financial market instruments. We utilize derivative instruments, primarily forward contracts with maturities of two months or less, to manage our exposure associated with anticipated cash flows and net asset and liability positions denominated in foreign currencies. Gains and losses on the forward contracts are mitigated by gains and losses on the underlying instruments. We do not use derivative financial instruments for trading purposes.

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

At April 2, 2016, approximately $323.2 million of our cash, cash equivalents and short-term investments were held outside the U.S. in certain of our foreign operations, $109.1 million of which was denominated in currencies other than the U.S. dollar.

A hypothetical 10% change in foreign currency rates on our forward contracts would not have a material impact on our results of operations, cash flows or financial position.

The following table provides information about our foreign exchange forward contracts at April 2, 2016. The table presents the weighted average contractual foreign currency exchange rates, the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date and fair value. The U.S. fair value represents the fair value of the contracts valued at April 2, 2016 rates.

Forward contracts to sell (buy) foreign currencies for U.S. dollars (in thousands, except contract rates):

	Average Contract Rate	U.S. Notional Contract Value	U.S. Fair Value
Non-Designated - For US Dollars:
Euro	1.0894	$(63,507)	$(2,919)
Japanese Yen	112.9137	$33,550	$293
South Korean Won	1,238.0000	$15,872	$1,154
Chinese RMB	6.5760	$10,538	$193
Singaporean Dollar	1.4010	$(4,313)	$(167)
Malaysian Ringgit	4.1720	$2,070	$151

Non-Designated - For Euros:
Japanese Yen	117.5996	$930	$47

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of April 2, 2016 (“Evaluation Date”).  The controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended April 2, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As we discuss more fully under the section entitled, RISKS RELATED TO THE PROPOSED MERGER WITH ROFIN, any of our identified risks herein will likely be impacted by completing our acquisition of Rofin and integrating its operations.

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

•	the timing of receipt and conversion of bookings to net sales;

•	the concentration of a significant amount of our backlog, and resultant net sales, with a few customers;

•	rescheduling of shipments or cancellation or orders by our customers;

•	fluctuations in our product mix;

•	the ability of our customers' other suppliers to provide sufficient material to support our customers' products;

•	currency fluctuations and stability, in particular the Euro, the Japanese Yen, the South Korean Won, the Chinese RMB and the US dollar as compared to other currencies;

•	commodity pricing;

•	introductions of new products and product enhancements by our competitors, entry of new competitors into our markets, pricing pressures and other competitive factors;

•	our ability to develop, introduce, manufacture and ship new and enhanced products in a timely manner without defects;

•	our ability to successfully expand our manufacturing capacity in Göttingen, Germany and add optics fabrication capacity at our site in Richmond, California;

•	our ability to manage our manufacturing capacity and that of our suppliers;

•	our reliance on contract manufacturing;

•	the rate of market acceptance of our new products;

•	the ability of our customers to pay for our products;

•	expenses associated with acquisition-related activities;

•	seasonal sales trends;

•	access to applicable credit markets by us, our customers and their end customers;

•	delays or reductions in customer purchases of our products in anticipation of the introduction of new and enhanced products by us or our competitors;

•	our ability to control expenses;

•	the level of capital spending of our customers;

•	potential excess and/or obsolescence of our inventory;

•	costs and timing of adhering to current and developing governmental regulations and reviews relating to our products and business;

•	costs related to acquisitions of technology or businesses;

•	impairment of goodwill, intangible assets and other long-lived assets;

•	our ability to meet our expectations and forecasts and those of public market analysts and investors;

•	the availability of research funding by governments with regard to our customers in the scientific business, such as universities;

•	continued government spending on defense-related projects where we are a subcontractor;

•	maintenance of supply relating to products sold to the government on terms which we would prefer not to accept;

•	changes in policy, interpretations, or challenges to the allowability of costs incurred under government cost accounting standards;

•	damage to our reputation as a result of coverage in social media, Internet blogs or other media outlets;

•	managing our and other parties' compliance with contracts in multiple languages and jurisdictions;

•	managing our internal and third party sales representatives and distributors, including compliance with all applicable laws;

•	impact of government economic policies on macroeconomic conditions;

•	costs and expenses from litigation;

•	costs associated with designing around or payment of licensing fees associated with issued patents in our fields of business;

•	government support of alternative energy industries, such as solar;

•	the future impact of legislation, rulemaking, and changes in accounting, tax, defense procurement, or export policies; and

•	distraction of management related to acquisition or divestment activities.

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

We depend on sole source or limited source suppliers, both internal and external, for some of our key components and materials, including exotic materials, certain cutting-edge optics and crystals, in our products, which make us susceptible to supply shortages or price fluctuations that could adversely affect our business, particularly our ability to meet our customers' delivery requirements.

We currently purchase several key components and materials used in the manufacture of our products from sole source or limited source suppliers, both internal and external. In particular, from time-to-time our customers require us to ramp up production and/or accelerate delivery schedules of our products. Our key suppliers may not have the ability to increase their production in line with our customers’ demands. This can become acute during times of high growth in our customers’ businesses. Our failure to timely receive these key components and materials would likely cause delays in the shipment of our products, which would likely negatively impact both our customers and our business. Some of these suppliers are relatively small private companies that may discontinue their operations at any time and which may be particularly susceptible to prevailing economic conditions. Some of our suppliers are located in regions which may be susceptible to natural disasters, such as the flooding in Thailand and the earthquake, tsunami and resulting nuclear disaster in Japan and severe flooding and power loss in the Eastern part of the United States in recent years. Some may be vulnerable to man-made disasters, such as the recent worldwide shortage of neon gas as a result of the conflict in Ukraine. We typically purchase our components and materials through purchase orders or agreed upon terms and conditions and we do not have guaranteed supply arrangements with many of these suppliers. For certain long-lead time supplies or in order to lock-in pricing, we may be obligated to place purchase orders which are not cancelable or otherwise assume liability for a large amount of the ordered supplies, which limit our ability to adjust down our inventory liability in the event of market downturns or other customer cancellations or rescheduling of their purchase orders for our products. Some of our products, particularly in the flat panel display industry, require designs and specifications which are at the cutting-edge of available technologies. Our and our customers' designs and specifications frequently change to meet rapidly evolving market demands. Accordingly, certain of our products require components and supplies which may be technologically difficult and unpredictable to manufacture. By their very nature, these types of components may only be available by a single supplier. These characteristics further pressure the timely delivery of such components. We may fail to obtain these supplies in a timely manner in the future. We may experience difficulty identifying alternative sources of supply for certain components used in our products and may have to incur expenses and management distraction in assisting our current and future suppliers to meet our and our customers' technical requirements. We would experience further delays while identifying, evaluating and testing the products of these potential alternative suppliers. Furthermore, financial or other difficulties faced by these suppliers or significant changes in demand for these components or materials could limit their availability. We continue to consolidate our supply base and move supplier locations. When we transition locations we may increase our inventory of such products as a “safety stock” during the transition, which may cause the amount of inventory reflected on our balance sheet to increase. Additionally, many of our customers rely on sole source suppliers. In the event of a disruption of our customers' supply chain, orders from our customers could decrease or be delayed.

Any interruption or delay in the supply of any of these components or materials, or the inability to obtain these components and materials from alternate sources at acceptable prices and within a reasonable amount of time, or our failure to properly manage these moves, would impair our ability to meet scheduled product deliveries to our customers and could cause customers to cancel orders. We have historically relied exclusively on our own production capability to manufacture certain strategic components, crystals, semiconductor lasers, lasers and laser-based systems and recently acquired the capability to manufacture certain large format optics. Because we manufacture, package and test these components, products and systems at our own facilities, and such components, products and systems are not readily available from other sources, any interruption in manufacturing would adversely affect our business. Since many of our products have lengthy qualification periods, our ability to introduce multiple suppliers for parts may be limited. In addition, our failure to achieve adequate manufacturing yields of these items at our manufacturing facilities may materially and adversely affect our operating results and financial condition.

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

In the flat panel display market, there are a relatively limited number of manufacturers who are the end customers for our annealing products. In the first six months of fiscal 2016, Advanced Process Systems Corporation, an integrator in the flat panel display market based in South Korea, and Japanese Steel Works, Ltd., an integrator in the flat panel display market based in Japan, have contributed more than 10% of our revenue. Given macroeconomic conditions, varying consumer demand and technical process limitations at manufacturers, our customers may seek to reschedule or cancel orders. This was recently seen with a requested expedited shipment of a Linebeam 1500 product for our third fiscal quarter of 2015, which delivery date was then changed at the customer’s request back to its originally scheduled date in the fourth fiscal quarter of 2015. These larger flat panel-related systems have large average selling prices. Any rescheduling or canceling of such orders by our customers will likely have a significant impact on our quarterly or annual net sales and results of operations and could negatively impact inventory values and backlog. Additionally, challenges in meeting evolving technological requirements for these complex products by us and our suppliers could also result in delays in shipments, rescheduled or canceled orders by our customers. This could negatively impact our backlog, timing of net sales and results of operations.

As of April 2, 2016, flat panel display systems represented 48% of our backlog. Since our backlog includes higher average selling price flat panel display systems, any delays or cancellation of shipments could have a material adverse effect on our financial results.

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

For the three and six months ended April 2, 2016, 73% of our net sales were derived from customers outside of the United States. For fiscal 2015, fiscal 2014 and fiscal 2013, 73%, 74%, and 77%, respectively, of our net sales were derived from customers outside of the United States. We anticipate that foreign sales, particularly in Asia, will continue to account for a significant portion of our net sales in the foreseeable future.

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

For the three and six months ended April 2, 2016, our research and development costs were $21.0 million (10.5% of net sales) and $40.1 million (10.3% of net sales), respectively. For our fiscal years 2015, 2014 and 2013, our research and development costs were $81.5 million (10.2% of net sales), $79.1 million (10.0% of net sales) and $82.8 million (10.2% of net sales), respectively. We cannot assure you that our expenditures for research and development will result in the introduction of new products or, if such products are introduced, that those products will achieve sufficient market acceptance or to generate sales to offset the costs of development. Our failure to address rapid technological changes in our markets could adversely affect our business and results of operations.

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

•
the resolution of issues arising from tax audits with various tax authorities, and in particular, the outcome of the German tax audits of our tax returns for fiscal years 2006 - 2014, the U.S. tax audit of our tax return for fiscal year 2013 and the Japan tax audit of our tax returns for fiscal years 2013 - 2015;

•
changes in our global structure that involve acquisitions or an increased investment in technology outside of the United States to better align asset ownership and business functions with revenues and profits;

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

The United States and many foreign governments impose tariffs and duties on the import and export of products, including some of those which we sell. In particular, given our worldwide operations, we pay duties on certain products when they are imported into the United States for repair work as well as on certain of our products which are manufactured by our foreign subsidiaries. These products can be subject to a duty on the product value. Additionally, the United States and various foreign governments have imposed tariffs, controls, export license requirements and restrictions on the import or export of some technologies, especially encryption technology. From time to time, government agencies have proposed additional regulation of encryption technology, such as requiring the escrow and governmental recovery of private encryption keys. Governmental regulation of encryption technology and regulation of imports or exports, or our failure to obtain required import or export approval for our products, could harm our international and domestic sales and adversely affect our net sales. From time to time our duty calculations and payments are audited by government agencies. For example, we were audited in South Korea for customs duties and value-added-tax for the period March 2009 to March 2014. We were liable for additional payments, duties, taxes and penalties of $1.6 million, which we paid in the second quarter of fiscal 2016. Any future assessments could have a material adverse effect on our business or financial position, results of operations, or cash flows.

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

RISKS RELATED TO THE PROPOSED MERGER WITH ROFIN

If we are unable to complete our contemplated merger with Rofin, our expected financial results and the market value of our common stock could be adversely affected.

Consummation of the merger with Rofin is subject to customary conditions to closing, including the receipt of required regulatory approvals. If any condition to the merger is not satisfied or waived, the merger may not be completed. We and Rofin may also terminate the merger agreement under certain circumstances. To the extent the merger is not completed for any reason, we would have devoted substantial resources and management attention to the transaction without realizing the accompanying benefits expected by our management, and our financial condition and results of operations and the market value of our stock may be adversely affected. Additional risks and uncertainties associated with the merger include:

•	the failure to consummate the merger may result in negative publicity and a negative impression of us in the investment community;

•	we and Rofin may become subject to costly litigation related to the merger, and may be subject to additional proceedings in the future;

•	required regulatory approvals from governmental entities may delay the merger or result in the imposition of conditions that could cause the abandonment of the merger;

•	the merger agreement may be terminated in circumstances that would require us to pay Rofin a termination fee of up to $65.0 million and a termination fee to Barclays of $2.4 million;

•
our ability to attract, recruit, retain and motivate current and prospective employees who may be uncertain about their future roles and relationships with us following the completion of the merger may be adversely affected;

•
the increase in our leverage and debt service obligations as a result of the incurrence of additional financing in connection with the merger may adversely affect the combined company’s financial condition, results of operations and earnings per share; and

•
the attention of our employees and management may be diverted due to activities related to the merger; and disruptions from the merger, whether completed or not, may harm our relationships with our employees, customers, distributors, suppliers or other business partners, and may result in a loss of or a substantial decrease in purchases by our customers.

Even if the Rofin merger is consummated, we may not be able to integrate the business of Rofin successfully with our own or realize the anticipated benefits of the merger.

The merger involves the combination of two companies that currently operate as independent multinational public companies. The combined company will be required to devote significant management attention and resources to integrating our business practices with those of Rofin. Potential difficulties that the combined company may encounter as part of the integration process include the following:

•	the inability to successfully combine our business with Rofin in a manner that permits the combined company to achieve the full synergies and other benefits anticipated to result from the merger;

•
complexities associated with managing the combined businesses, including difficulty addressing possible differences in corporate cultures and management philosophies and the challenge of integrating complex systems, technology, networks and other assets of each of the companies in a seamless manner; and

•	potential unknown liabilities and unforeseen increased expenses or delays associated with the merger

In addition, we have operated and, until the completion of the merger will continue to operate, independently. It is possible that the integration process could result in:

•	diversion of the attention of our management; and

•
the disruption of, or the loss of momentum in, our ongoing business or inconsistencies in standards, controls, procedures or policies, any of which could adversely affect our ability to maintain relationships with customers, suppliers, employees and other constituencies or our ability to achieve the anticipated benefits of the merger, or could reduce our earnings or otherwise adversely affect the business and financial results of the combined company.

The future results of the combined company will suffer if the combined company does not effectively manage its expanded operations following the merger.

Following the merger, the size of the business of the combined company will increase significantly beyond the current size of either our or Rofin’s business. The combined company’s future success depends, in part, upon its ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that the combined company will be successful or that it will realize the expected synergies and benefits currently anticipated from the merger.

The combined company is expected to incur substantial expenses related to the merger with and the integration of Rofin.

We have and expect to continue to incur substantial expenses in connection with the merger and the integration of Rofin. There are a large number of processes, policies, procedures, operations, technologies and systems that may need to be integrated, including purchasing, accounting and finance, sales, payroll, pricing, marketing and employee benefits. While we have assumed that a certain level of expenses will be incurred, there are many factors beyond our or their control that could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These expenses could, particularly in the near term, exceed the savings that the combined company expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings. These integration expenses could result in the combined company taking significant charges against earnings following the completion of the merger, and the amount and timing of such charges are uncertain at present.

Charges to earnings resulting from the application of the purchase method of accounting to the Rofin acquisition may adversely affect our results of operations.

In accordance with generally accepted accounting principles, we will account for the Rofin acquisition using the purchase method of accounting, which will result in charges to earnings that could have a material adverse effect on the market value of our common stock following completion of the acquisition. Under the purchase method of accounting, we will allocate the total purchase price of Rofin’s net tangible and identifiable intangible assets based upon their estimated fair values at the acquisition date. The excess of the purchase price over net tangible and identifiable intangible assets will be recorded as goodwill. We will incur additional depreciation and amortization expense over the useful lives of certain of the net tangible and intangible assets acquired in connection with the acquisition. In addition, to the extent the value of goodwill or intangible assets with indefinite lives becomes impaired, we may be required to incur material charges relating to the impairment of those assets. These depreciation, amortization and potential impairment charges could have a material impact on our results of operations.

There can be no assurance that we will be able to secure the financing we intend to use to pay the cash portion of the consideration for the acquisition of Rofin.

We have entered into a debt commitment letter with Barclays Bank PLC ("Barclays") and both Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (together, "BAML"), pursuant to which, among other things, Barclays and BAML have committed to provide us with debt financing in an aggregate principal amount of up to $850.0 million to finance the acquisition of Rofin. The obligations of Barclays and BAML under the commitment letter are subject to certain conditions, including the consummation of the acquisition in accordance with the terms and conditions of the definitive agreement and other customary closing obligations.

We intend to fund the acquisition consideration, the repayment of certain indebtedness of the combined companies and related fees and expenses with a combination of the combined companies’ balance sheet cash and proceeds of approximately $850.0 million under the term loan and the revolving credit agreement.

The availability of the term loan and revolving credit agreement will be subject to certain conditions. Therefore, no assurance can be given that the financing pursuant to the term loan and revolving credit agreement described above will be available. Our obligation to complete the merger is subject to a financing contingency.

In the event that the term loan and revolving credit is not available, other financing may not be available on acceptable terms, in a timely manner, or at all. If we are unable to secure alternative financing, the merger may not be completed.

Our indebtedness following completion of the merger will be substantially greater than our indebtedness on a stand-alone basis and greater than our or Rofin's combined indebtedness existing prior to the merger. This increased level of indebtedness could adversely affect us, including by decreasing our business flexibility, and will increase our borrowing costs.

Our substantially increased indebtedness and higher debt-to-equity ratio following completion of the merger in comparison to that prior to the merger will have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and will increase our borrowing costs. In addition, the amount of cash required to service our increased indebtedness levels and thus the demands on our cash resources will be greater than the amount of cash flows required to service our indebtedness or that of Rofin individually prior to the merger. The increased levels of indebtedness could also reduce funds available for our investments in product development as well as capital expenditures, dividends, share repurchases and other activities and may create competitive disadvantages for us relative to other companies with lower debt levels.

ITEM 6. EXHIBITS

Exhibit No.	Description

2.1+
Merger Agreement, dated as of March 16, 2016, by and among the Company, Rembrandt Merger Sub Corp. and Rofin-Sinar Technologies Inc. (Previously filed as Exhibit 2.1 to Form 8-K filed on March 16, 2016)

10.1+	Commitment Letter by and among the Company and Barclays Bank PLC, dated as of March 16, 2016. (Previously filed as Exhibit 10.1 to Form 8-K filed on March 16, 2016)

10.2	Amended and Restated Commitment Letter by and among the Company, Barclays Bank PLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Bank of America, N.A., dated as of April 5, 2016.

10.3‡	Transition Service Agreement, dated February 22, 2016, between the Company and Helene Simonet

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

+	These exhibits were previously filed with the Commission as indicated and are incorporated herein by reference.
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

Coherent, Inc.
(Registrant)

Date:	May 11, 2016	/s/:	JOHN R. AMBROSEO
John R. Ambroseo
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 11, 2016	/s/:	KEVIN PALATNIK
Kevin Palatnik
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1+
Merger Agreement, dated as of March 16, 2016, by and among the Company, Rembrandt Merger Sub Corp. and Rofin-Sinar Technologies Inc. (Previously filed as Exhibit 2.1 to Form 8-K filed on March 16, 2016)

10.1+	Commitment Letter by and among the Company and Barclays Bank PLC, dated as of March 16, 2016. (Previously filed as Exhibit 10.1 to Form 8-K filed on March 16, 2016)

10.2	Amended and Restated Commitment Letter by and among the Company, Barclays Bank PLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Bank of America, N.A., dated as of April 5, 2016.

10.3‡	Transition Service Agreement, dated February 22, 2016, between the Company and Helene Simonet

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

+	These exhibits were previously filed with the Commission as indicated and are incorporated herein by reference.
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