Form 10-Q
period 2016-07-02
COHERENT INC
filed 2016-08-10
CIK 21510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ___________________________________________________
FORM 10-Q
 ___________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 2, 2016
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

The number of shares outstanding of registrant’s common stock, par value $.01 per share, on August 8, 2016 was 24,322,965.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net sales	$218,767	$188,502	$608,924	$592,838
Cost of sales	124,208	109,720	341,868	348,433
Gross profit	94,559	78,782	267,056	244,405
Operating expenses:
Research and development	21,441	21,270	61,536	61,467
Selling, general and administrative	46,256	36,154	123,970	113,777
Impairment of investment	—	2,017	—	2,017
Amortization of intangible assets	574	647	1,975	2,009
Total operating expenses	68,271	60,088	187,481	179,270
Income from operations	26,288	18,694	79,575	65,135
Other income (expense):
Interest and dividend income	351	183	854	440
Interest expense	(63)	(4)	(108)	(29)
Other—net	564	(787)	(1,896)	286
Total other income (expense), net	852	(608)	(1,150)	697
Income before income taxes	27,140	18,086	78,425	65,832
Provision for income taxes	8,490	4,822	21,708	16,725
Net income	$18,650	$13,264	$56,717	$49,107

Net income per share:
Basic	$0.77	$0.54	$2.35	$1.98
Diluted	$0.76	$0.53	$2.33	$1.96

Shares used in computation:
Basic	24,192	24,737	24,108	24,794
Diluted	24,467	24,972	24,355	25,018

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended		Nine Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015

Net income	$18,650	$13,264	$56,717	$49,107
Other comprehensive income (loss): (1)
Translation adjustment, net of taxes (2)	(6,396)	1,108	(1,334)	(46,691)
Net gain (loss) on derivative instruments, net of taxes (3)	—	77	(28)	627
Changes in unrealized gains (losses) on available-for-sale securities, net of taxes (4)	(37)	1,059	2,426	1,260
Other comprehensive income (loss), net of tax	(6,433)	2,244	1,064	(44,804)
Comprehensive income	$12,217	$15,508	$57,781	$4,303

(1)	Reclassification adjustments were not significant during the three and nine months ended July 2, 2016 and July 4, 2015.

(2)
Tax expenses of $185 and $304 were provided on translation adjustments during the three and nine months ended July 2, 2016, respectively. Tax benefits of $98 and $1,960 were provided on translation adjustments during the three and nine months ended July 4, 2015, respectively.

(3)
Tax expenses (benefits) of $0 and $(17) were provided on net gain (loss) on derivative instruments during the three and nine months ended July 2, 2016. Tax expenses of $45 and $364 were provided on net gain (loss) on derivative instruments during the three and nine months ended July 4, 2015.

(4)
Tax expenses (benefits) of $(22) and $1,415 were provided on unrealized gains (losses) on available for sale securities during the three and nine months ended July 2, 2016. Tax expenses of $619 and $738 were provided on unrealized gains (losses) on available-for-sale securities for the three and nine months ended July 4, 2015.

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except par value)

	July 2, 2016	October 3, 2015
ASSETS
Current assets:
Cash and cash equivalents	$139,407	$130,607
Short-term investments	234,205	194,908
Accounts receivable—net of allowances of $2,632 and $3,015, respectively	150,184	142,260
Inventories	200,171	156,614
Prepaid expenses and other assets	36,349	28,294
Total current assets	760,316	652,683
Property and equipment, net	111,738	102,445
Goodwill	101,308	101,817
Intangible assets, net	16,092	22,776
Other assets	92,856	89,226
Total assets	$1,082,310	$968,947

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$20,000	$—
Accounts payable	44,182	33,379
Income taxes payable	10,136	4,279
Other current liabilities	92,061	84,932
Total current liabilities	166,379	122,590
Other long-term liabilities	44,985	49,939
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, Authorized—500,000 shares, par value $.01 per share:
Outstanding—24,295 shares and 23,970 shares, respectively	242	238
Additional paid-in capital	145,350	128,607
Accumulated other comprehensive loss	(8,449)	(9,513)
Retained earnings	733,803	677,086
Total stockholders’ equity	870,946	796,418
Total liabilities and stockholders’ equity	$1,082,310	$968,947

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended
	July 2, 2016	July 4, 2015
Cash flows from operating activities:
Net income	$56,717	$49,107
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,410	18,453
Amortization of intangible assets	6,201	6,176
Impairment of investment	—	2,017
Deferred income taxes	(3,356)	5,312
Stock-based compensation	14,821	13,737
Other non-cash expense	387	8
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(4,195)	(15,637)
Inventories	(43,627)	2,011
Prepaid expenses and other assets	(4,809)	(21,193)
Other assets	(577)	(670)
Accounts payable	9,824	641
Income taxes payable/receivable	(2,759)	(11,800)
Other current liabilities	4,519	19,177
Other long-term liabilities	2,065	1,496
Net cash provided by operating activities	54,621	68,835

Cash flows from investing activities:
Purchases of property and equipment	(28,310)	(16,187)
Proceeds from dispositions of property and equipment	422	1,848
Purchases of available-for-sale securities	(180,842)	(274,832)
Proceeds from sales and maturities of available-for-sale securities	144,966	270,044
Net cash used in investing activities	(63,764)	(19,127)

Cash flows from financing activities:
Short-term borrowings	54,792	24,354
Repayments of short-term borrowings	(34,792)	(24,354)
Debt issuance costs	(2,530)	—
Issuance of common stock under employee stock option and purchase plans	7,249	7,256
Increase in cash overdraft	880	—
Repurchase of common stock	—	(25,009)
Net settlement of restricted common stock	(5,414)	(5,295)
Net cash provided by(used in) financing activities	20,185	(23,048)
Effect of exchange rate changes on cash and cash equivalents	(2,242)	(14,739)
Net increase in cash and cash equivalents	8,800	11,921
Cash and cash equivalents, beginning of period	130,607	91,217
Cash and cash equivalents, end of period	$139,407	$103,138

Noncash investing and financing activities:
Unpaid property and equipment purchases	$2,538	$941

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

In April 2015, the FASB issued amended guidance that simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amended guidance. The new standard will become effective for our fiscal year beginning October 2, 2016. We elected to early adopt the standard in the second quarter of fiscal 2016 and have recorded the debt issuance costs of $2.5 million as of July 2, 2016 in other assets for the debt commitment we entered into in the second quarter of fiscal 2016.

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

3.     BUSINESS COMBINATIONS
Rofin-Sinar Technologies, Inc.
On March 16, 2016, we entered into a definitive agreement to acquire Rofin-Sinar Technologies, Inc. ("Rofin"), one of the world's leading developers and manufacturers of high-performance industrial laser sources and laser-based solutions and components. The acquisition will be an all-cash transaction at a price of $32.50 per share of Rofin common stock for a total approximate offer value of $942.0 million before fees and transaction costs. The completion of the acquisition is subject to customary closing conditions, including regulatory approvals.
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

4.    FAIR VALUES

We have not changed our valuation techniques in measuring the fair value of any financial assets and liabilities during the period. We recognize transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers between levels during the periods presented. As of July 2, 2016 and October 3, 2015, we did not have any assets or liabilities valued based on Level 3 valuations.

Financial assets and liabilities measured at fair value as of July 2, 2016 and October 3, 2015 are summarized below (in thousands):

	Aggregate Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Aggregate Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	July 2, 2016			October 3, 2015
		(Level 1)	(Level 2)		(Level 1)	(Level 2)
Assets:
Cash equivalents:
Money market fund deposits	$29,112	$29,112	$—	$8,297	$8,297	$—
Commercial paper (2)	4,727	—	4,727	—	—	—
Short-term investments:
U.S. Treasury and agency obligations (2)	$145,752	$—	$145,752	$150,748	$—	$150,748
Corporate notes and obligations (2)	19,780	—	19,780	17,942	—	17,942
Commercial paper (2)	48,318	—	48,318	9,740	—	9,740
Equity securities (1)	20,355	20,355	—	16,478	16,478	—
Prepaid and other assets:
Foreign currency contracts (3)	290	—	290	258	—	258
Mutual funds — Deferred comp and supplemental plan (4)	13,838	13,838	—	13,891	13,891	—
Total	$282,172	$63,305	$218,867	$217,354	$38,666	$178,688

Liabilities:
Other current liabilities:
Foreign currency contracts (3)	$(3,750)	$—	$(3,750)	$(239)	$—	$(239)
Total	$278,422	$63,305	$215,117	$217,115	$38,666	$178,449

 ___________________________________________________

(1)	Valuations are based upon quoted market prices.

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

(3)
The principal market in which we execute our foreign currency contracts is the institutional market in an over-the-counter environment with a relatively high level of price transparency. The market participants usually are large commercial banks. Our foreign currency contracts’ valuation inputs are based on quoted prices and quoted pricing intervals from public data sources and do not involve management judgment. At July 2, 2016, prepaid expenses and other assets include $290 non-designated forward contracts; other current liabilities include $3,750 non-designated forward contracts. At October 3, 2015, prepaid expenses and other assets include $217 non-designated forward contracts and $41 foreign currency contracts designated for cash flow hedges, respectively; other current liabilities include $239 non-designated forward contracts and $0 foreign currency contracts designated for cash flow hedges, respectively. See Note 6, "Derivative Instruments and Hedging Activities".

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

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	July 2, 2016
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$139,407	$—	$—	$139,407

Short-term investments:
Available-for-sale securities:
Commercial paper	$48,318	$—	$—	$48,318
U.S. Treasury and agency obligations	145,222	533	(3)	145,752
Corporate notes and obligations	19,676	105	(1)	19,780
Equity securities	15,269	5,086	—	20,355
Total short-term investments	$228,485	$5,724	$(4)	$234,205

	October 3, 2015
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$130,607	$—	$—	$130,607

Short-term investments:
Available-for-sale securities:
Commercial paper	$9,740	$—	$—	$9,740
U.S. Treasury and agency obligations	149,708	1,040	—	150,748
Corporate notes and obligations	17,892	52	(2)	17,942
Equity securities	15,269	1,209	—	16,478
Total short-term investments	$192,609	$2,301	$(2)	$194,908

None of the unrealized losses as of July 2, 2016 or October 3, 2015 were considered to be other-than-temporary impairments.

The amortized cost and estimated fair value of available-for-sale investments in debt securities as of July 2, 2016 and October 3, 2015 classified as short-term investments on our condensed consolidated balance sheet were as follows (in thousands):

	July 2, 2016		October 3, 2015
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Investments in available-for-sale debt securities due in less than one year	$211,327	$211,951	$148,088	$149,100
Investments in available-for-sale debt securities due in one to five years (1)	$1,889	$1,899	$29,252	$29,330
(1) Classified as short-term investments because these securities are highly liquid and can be sold at any time.

During the three and nine months ended July 2, 2016, we received proceeds totaling $15.5 million and $44.1 million, respectively, from the sale of available-for-sale securities and realized gross gains of less than $0.1 million and $0.1 million, respectively. During the three and nine months ended July 4, 2015, we received proceeds totaling $44.6 million and $122.5 million, respectively, from the sale of available-for-sale securities and realized gross gains of less than $0.1 million and $0.1 million, respectively.

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

Non-Designated Derivatives

The outstanding notional contract and fair value asset (liability) amounts of non-designated hedge contracts, with maximum maturity of two months, are as follows (in thousands):

	U.S. Notional Contract Value		U.S. Fair Value
	July 2, 2016	October 3, 2015	July 2, 2016	October 3, 2015
Euro currency hedge contracts
Purchase	$64,730	$52,699	$(143)	$33
Sell	$(307)	$—	$6	$—

Japanese Yen currency hedge contracts
Purchase	$—	$558	$—	$8
Sell	$(40,182)	$(15,804)	$(2,604)	$(84)

South Korean Won currency hedge contracts
Purchase	$—	$253	$—	$—
Sell	$(21,763)	$(17,747)	$(921)	$30

Chinese RMB currency hedge contracts
Sell	$(14,864)	$(10,900)	$128	$(106)

Other foreign currency hedge contracts
Purchase	$6,225	$3,283	$156	$(49)
Sell	$(1,883)	$(5,835)	$(82)	$146

Designated Derivatives

Cash flow hedges related to anticipated transactions are designated and documented at the inception of the hedge when we enter into contracts for specific future transactions. Cash flow hedges are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of OCI in stockholder's equity and is reclassified into earnings when the underlying transaction affects earnings. We had no cash flow hedges outstanding at July 2, 2016. Changes in the fair value of currency forward contracts due to changes in time value are excluded from the assessment of effectiveness and recognized in other income (expense) as incurred. We classify the cash flows from the foreign exchange forward contracts that are accounted for as cash flow hedges in the same section as the underlying item, primarily within cash flows from operating activities since we do not designate our cash flow hedges as investing or financing activities.
The outstanding notional contract and fair value asset (liability) amounts of designated cash flow hedge contracts, with maximum maturity of thirteen months, are as follows (in thousands):

	U.S. Notional Contract Value		U.S. Fair Value
	July 2, 2016	October 3, 2015	July 2, 2016	October 3, 2015
Japanese Yen currency hedge contracts
Sell	$—	$(2,093)	$—	$41

We have entered into certain derivative forward contracts to sell Japanese Yen and buy Euro to hedge revenue exposures related to our photonics-based solutions in Asia. In order to facilitate the hedge, we transact with counterparties in the U.S. directly and then allocate the hedge contracts to our affiliates through a back-to-back relationship with our German subsidiary. The German subsidiary designates these hedge contracts as cash flow hedges under ASC 815, none of which were outstanding at July 2, 2016.
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

The locations and amounts of designated and non-designated derivative instruments’ gains and losses in the condensed consolidated financial statements for the indicated periods were as follows (in thousands):

	Location in financial statements	Three Months Ended		Nine Months Ended
		July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Derivatives designated as hedging instruments
Gains(losses) in OCI on derivatives (effective portion), after tax	OCI	$—	$77	$(28)	$627
Losses reclassified from OCI into income (effective portion)	Cost of sales	$—	$—	$—	$(1,720)
Gains(losses) reclassified from OCI into income (effective portion)	Revenue	$—	$—	$(58)	$208
Gains(losses) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Other income(expense)	$1	$—	$(29)	$(112)
Derivatives not designated as hedging instruments
Losses recognized in income	Other income(expense)	$(4,926)	$(29)	$(7,437)	$(6,154)

During the first quarter of fiscal 2016 we recognized a loss of $31,000 in other income (expense) as ineffectiveness related to a portion of an anticipated hedged transaction that failed to occur within the original hedge period plus two months. During the nine months ended July 4, 2015 we recognized a loss of $0.1 million in other income (expense) as ineffectiveness related to a portion of an anticipated hedged transaction that failed to occur within the original hedge period plus two months. The remainder of the hedged transaction occurred as expected and effective amounts were recognized in revenue as disclosed in the above table.

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

Offsetting of Financial Assets/Liabilities under Master Netting Agreements with Derivative Counterparties as of July 2, 2016 and October 3, 2015 (in thousands):

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Derivative Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Derivative Assets Presented in the Condensed Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Received	Net Amounts
As of July 2, 2016:
Foreign exchange contracts	$290	$—	$290	$(290)	$—	$—
As of October 3, 2015:
Foreign exchange contracts	$258	$—	$258	$(116)	$—	$142
(1) The balances at July 2, 2016 and October 3, 2015 were related to derivative liabilities which are allowed to be net settled against derivative assets in accordance with the master netting agreements.

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Derivative Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Derivative Liabilities Presented in the Condensed Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Paid	Net Amounts
As of July 2, 2016:
Foreign exchange contracts	$(3,750)	$—	$(3,750)	$290	$—	$(3,460)
As of October 3, 2015:
Foreign exchange contracts	$(239)	$—	$(239)	$116	$—	$(123)
(1) The balances at July 2, 2016 and October 3, 2015 were related to derivative assets which are allowed to be net settled against derivative liabilities in accordance with the master netting agreements.

7.    GOODWILL AND INTANGIBLE ASSETS

During the nine months ended July 2, 2016, we noted no indications of impairment or triggering events to cause us to review goodwill for potential impairment. We will conduct our annual goodwill testing during the fourth fiscal quarter.

The changes in the carrying amount of goodwill by segment for the period from October 3, 2015 to July 2, 2016 are as follows (in thousands):

	Specialty Lasers and Systems	Commercial Lasers and Components	Total
Balance as of October 3, 2015	$95,454	$6,363	$101,817
Translation adjustments and other	(509)	—	(509)
Balance as of July 2, 2016	$94,945	$6,363	$101,308

Components of our amortizable intangible assets are as follows (in thousands):

	July 2, 2016			October 3, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Existing technology	$70,601	$(59,714)	$10,887	$71,365	$(55,452)	$15,913
Customer lists	15,933	(11,135)	4,798	16,099	(9,661)	6,438
Trade name	385	(349)	36	399	(349)	50
In-process research & development	371	—	371	375	—	375
Total	$87,290	$(71,198)	$16,092	$88,238	$(65,462)	$22,776

For accounting purposes, when an intangible asset is fully amortized, it is removed from the disclosure schedule.

Amortization expense for intangible assets for the three months ended July 2, 2016 and July 4, 2015 was $2.0 million and $2.0 million, respectively, which includes $1.4 million and $1.5 million, respectively, for amortization of existing technology. The change in the accumulated amortization also includes $0.4 million and $0.2 million of foreign exchange impact for the three months ended July 2, 2016 and July 4, 2015, respectively.

Amortization expense for intangible assets for the nine months ended July 2, 2016 and July 4, 2015 was $6.2 million and $6.2 million, respectively, which includes $4.6 million and $4.8 million, respectively, for amortization of existing technology. The change in the accumulated amortization also includes $0.5 million and $3.3 million of foreign exchange impact for the nine months ended July 2, 2016 and July 4, 2015, respectively.

At July 2, 2016, estimated amortization expense for the remainder of fiscal 2016, the next five succeeding fiscal years and all fiscal years thereafter are as follows (in thousands):

Estimated Amortization Expense
2016 (remainder)	$1,875
2017	6,952
2018	4,248
2019	2,168
2020	685
2021	55
Thereafter	109
Total	$16,092

8.     BALANCE SHEET DETAILS

Inventories consist of the following (in thousands):

	July 2, 2016	October 3, 2015
Purchased parts and assemblies	$54,569	$50,182
Work-in-process	81,865	56,225
Finished goods	63,737	50,207
Total inventories	$200,171	$156,614

Prepaid expenses and other assets consist of the following (in thousands):

	July 2, 2016	October 3, 2015
Prepaid and refundable income taxes	$10,715	$8,846
Other taxes receivable	11,155	6,574
Prepaid expenses and other assets	14,479	12,874
Total prepaid expenses and other assets	$36,349	$28,294

Other assets consist of the following (in thousands):

	July 2, 2016	October 3, 2015
Assets related to deferred compensation arrangements	$25,357	$25,131
Deferred tax assets	60,921	60,254
Other assets	6,578	3,841
Total other assets	$92,856	$89,226

For our $750.0 million debt financing commitment with certain lenders (See Note 9 "Short-term Borrowings"), we paid $2.5 million of debt issuance costs in the second and third quarters of fiscal 2016 and recorded it to other assets.

Other current liabilities consist of the following (in thousands):

	July 2, 2016	October 3, 2015
Accrued payroll and benefits	$35,782	$35,504
Deferred revenue	18,909	16,474
Warranty reserve	15,151	15,308
Accrued expenses and other	14,484	10,965
Other taxes payable	5,302	4,888
Customer deposits	2,433	1,793
Total other current liabilities	$92,061	$84,932

Components of the reserve for warranty costs during the first nine months of fiscal 2016 and 2015 were as follows (in thousands):

	Nine Months Ended
	July 2, 2016	July 4, 2015
Beginning balance	$15,308	$16,961
Additions related to current period sales	15,298	16,605
Warranty costs incurred in the current period	(15,059)	(15,065)
Adjustments to accruals related to foreign exchange and other	(396)	(2,822)
Ending balance	$15,151	$15,679

Other long-term liabilities consist of the following (in thousands):

	July 2, 2016	October 3, 2015
Long-term taxes payable	$1,109	$7,651
Deferred compensation	27,166	26,691
Deferred tax liabilities	1,634	2,717
Deferred revenue	4,147	3,149
Asset retirement obligations liability	2,771	2,654
Other long-term liabilities	8,158	7,077
Total other long-term liabilities	$44,985	$49,939

9.     SHORT-TERM BORROWINGS

We have several lines of credit which allow us to borrow in the applicable local currency. We have a total of $14.1 million of unsecured foreign lines of credit as of July 2, 2016. At July 2, 2016, we had used $1.8 million of these available foreign lines of credit as guarantees. These credit facilities were used in Europe and Japan during the first nine months of 2016. In addition, our domestic line of credit consists of a $50.0 million unsecured revolving credit account. The agreement will expire on May 31, 2017. The line of credit is subject to covenants related to financial ratios and tangible net worth with which we are currently in compliance. We have an outstanding balance of $20.0 million and have used $1.1 million for letters of credit against our domestic line of credit as of July 2, 2016.

On March 16, 2016, we entered into a debt commitment letter with Barclays Bank PLC ("Barclays") and on April 5, 2016, entered into an amended and restated debt commitment letter with Barclays and both Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (together, "BAML"). Pursuant to the commitment letter, among other things, Barclays and BAML have committed to provide us with debt financing including a term loan (denominated in Euros) in an amount of the Euro equivalent of $750.0 million and, along with The Bank of Tokyo-Mitsubishi UFJ, Ltd. (“MUFG”), which was added by a joinder agreement with Barclays and BAML (and consented to by us), a $100.0 million revolving facility (denominated in U.S. dollars) to finance the acquisition of Rofin. The obligations of the lenders under the commitment letter are subject to certain conditions, including the consummation of the acquisition in accordance with the terms and conditions of the definitive agreement and other customary closing obligations. For our debt financing commitment, we paid $2.5 million of debt issuance costs in the second and third quarters of fiscal 2016 and recorded it to other assets on our condensed consolidated balance sheets. The debt issuance cost will be reclassified when there is an outstanding debt.

10.  STOCK-BASED COMPENSATION

Fair Value of Stock Compensation

We recognize compensation expense for all share based payment awards based on the fair value of such awards. The expense is recognized on a straight-line basis over the respective requisite service period of the awards.

Determining Fair Value

The fair values of shares purchased under the Employee Stock Purchase Plan (“ESPP”) for the three and nine months ended July 2, 2016 and July 4, 2015, respectively, were estimated using the following weighted-average assumptions:

	Employee Stock Purchase Plan
	Three Months Ended		Nine Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Expected life in years	0.5	0.5	0.5	0.5
Expected volatility	38.5%	30.8%	31.6%	26.8%
Risk-free interest rate	0.37%	0.06%	0.28%	0.06%
Expected dividend yield	—%	—%	—%	—%
Weighted average fair value per share	$21.35	$14.58	$16.08	$14.27

There were no stock options granted during the three and nine months ended July 2, 2016 and July 4, 2015.

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

	Nine Months Ended
	July 2, 2016	July 4, 2015
Risk-free interest rate	1.20%	0.96%
Volatility	27.0%	28.7%
Weighted average fair value	$74.48	$70.57

We recognize the estimated cost of these awards, as determined under the simulation model, over the related service period, with no adjustment in future periods based upon the actual shareholder return over the performance period.

Stock-Based Compensation Expense

The following table shows total stock-based compensation expense and related tax benefits included in the condensed consolidated statements of operations for the three and nine months ended July 2, 2016 and July 4, 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Cost of sales	$677	$664	$1,876	$1,937
Research and development	610	529	1,646	1,415
Selling, general and administrative	4,402	3,372	11,299	10,385
Income tax benefit	(1,588)	(1,272)	(3,450)	(3,005)
	$4,101	$3,293	$11,371	$10,732

During the three and nine months ended July 2, 2016, $0.7 million and $2.0 million was capitalized into inventory for all stock plans, $0.7 million and $1.9 million was amortized to cost of sales and $0.8 million remained in inventory at July 2, 2016. During the three and nine months ended July 4, 2015, $0.6 million and $1.9 million was capitalized into inventory for all stock plans, $0.7 million and $1.9 million was amortized to cost of sales and $0.7 million remained in inventory at July 4, 2015.

At July 2, 2016, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock plans but not yet recognized was approximately $27.1 million, net of estimated forfeitures of $0.9 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 1.4 years and will be adjusted for subsequent changes in estimated forfeitures.

At July 2, 2016, total compensation cost related to options to purchase common shares under the ESPP but not yet vested was approximately $0.8 million, which will be recognized over the six month offering period.

Stock Awards Activity

The following table summarizes the activity of our time-based and performance restricted stock units for the first nine months of fiscal 2016 (in thousands, except per share amounts):

	Time Based Restricted Stock Units		Performance Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested stock at October 3, 2015	394	$65.17	199	$67.09
Granted	269	64.42	65	74.48
Vested(1)	(191)	61.12	(57)	48.48
Forfeited	(12)	63.82	(38)	48.48
Nonvested stock at July 2, 2016	460	$66.45	169	$74.10

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

The United States and many foreign governments impose tariffs and duties on the import and export of certain products we sell. From time to time our duty calculations and payments are audited by government agencies. During the second quarter of fiscal 2016, we concluded an audit in South Korea for customs duties and value added tax for the period March 2009 to March 2014. We paid $1.6 million related to this matter in the second quarter of fiscal 2016 and have no remaining accrual at July 2, 2016.

On March 16, 2016, we entered into a debt commitment letter with Barclays Bank PLC ("Barclays") and on April 5, 2016, entered into an amended and restated debt commitment letter with Barclays and both Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (together, "BAML"). See Note 9 "Short-term Borrowings".

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

The following table presents information necessary to calculate basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Weighted average shares outstanding —basic	24,192	24,737	24,108	24,794
Dilutive effect of employee stock awards	275	235	247	224
Weighted average shares outstanding—diluted	24,467	24,972	24,355	25,018

Net income	$18,650	$13,264	$56,717	$49,107

Net income per basic share	$0.77	$0.54	$2.35	$1.98
Net income per diluted share	$0.76	$0.53	$2.33	$1.96

A total of 214 and 71 potentially dilutive securities have been excluded from the diluted share calculation for the three and nine months ended July 2, 2016 as their effect was anti-dilutive. A total of 333 and 44,688 potentially dilutive securities have been excluded from the diluted share calculation for the three and nine months ended July 4, 2015 as their effect was anti-dilutive.

14.  OTHER INCOME (EXPENSE)

Other income (expense) is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Foreign exchange loss	$(1,261)	$(869)	$(2,781)	$(950)
Gain on deferred compensation investments, net	1,796	121	795	1,176
Other	29	(39)	90	60
Other - net	$564	$(787)	$(1,896)	$286

15.  INCOME TAXES

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to us and our subsidiaries, adjusted for items which are considered discrete to the period. Our effective tax rates for the three and nine months ended July 2, 2016 were 31.3% and 27.7%, respectively. Our effective tax rates for the three and nine months ended July 2, 2016 were lower than the statutory rate of 35.0% primarily due to differences related to the benefit of income subject to foreign tax rates that are lower than U.S. tax rates including the Singapore tax exemption, the benefit of foreign tax credits and the benefit of federal research and development tax credits including renewal of the federal research and development tax credits for fiscal 2015. These amounts are partially offset by deemed dividend inclusions under the Subpart F tax rules including an intercompany loan from Coherent Korea that will likely be repaid in fiscal 2017, stock-based compensation not deductible for tax purposes and limitations on the deductibility of compensation under IRC Section 162(m).

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

We are subject to taxation and file income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. For U.S. federal income tax purposes, all years prior to fiscal 2011 are closed. In our major foreign jurisdictions and our major state jurisdictions, the years prior to fiscal 2011 are closed to examination. Earlier years in our various jurisdictions may remain open for adjustment to the extent that we have tax attribute carryforwards from those years. In March 2016, the Internal Revenue Service (IRS) issued an audit notice and Information Documentation Requests (IDRs) for fiscal year 2013. The audit is currently in progress.

In December 2011 and January 2012, three of our German subsidiaries received notices of tax audits for the fiscal years 2006 through 2010. The audits were completed in the third quarter of fiscal 2016. As a result of the settlement, our gross uncertain tax positions decreased by approximately $4.9 million. The net impact of the adjustments was immaterial to the condensed consolidated statement of operations.

In July 2015 and March 2016, Coherent Kaiserslautern GmbH (formerly Lumera Laser GmbH) received tax audit notices for the years 2010 to 2014. The audit began in August 2015. We acquired the shares of Lumera Laser GmbH in December 2012 and, pursuant to the terms of the acquisition agreement, we should not have responsibility for any assessments related to the pre-acquisition period. In March 2016, Coherent Japan KK received a tax audit notice for the years 2013 to 2015. The audit will begin in the fourth quarter of fiscal 2016. In June, 2016, Coherent Holding and Coherent Deutschland GmbH received a tax audit notice for the years 2011 to 2014. The audit will begin in the fourth quarter of fiscal 2016.

We regularly engage in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions and management believes that it has adequately provided reserves for any adjustments that may result from tax examinations.

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

16.  SEGMENT INFORMATION

The following table provides net sales and income from operations for our operating segments and a reconciliation of our total income from operations to net income (in thousands):

	Three Months Ended			Nine Months Ended
	July 2, 2016		July 4, 2015	July 2, 2016	July 4, 2015
Net sales:
Specialty Laser Systems	$161,140		$123,341	$440,444	$408,448
Commercial Lasers and Components	57,627		65,161	168,480	184,390
Total net sales	$218,767		$188,502	$608,924	$592,838

Income (expense) from operations:
Specialty Laser Systems	$44,306		$24,760	$117,736	$91,392
Commercial Lasers and Components	(776)	1,825	4,227	2,623	7,209	7,209
Corporate and other	(17,242)		(10,293)	(40,784)	(33,466)
Total income from operations	26,288		18,694	79,575	65,135
Total other income (expense), net	852		(608)	(1,150)	697
Income before income taxes	27,140		18,086	78,425	65,832
Provision for income taxes	8,490		4,822	21,708	16,725
Net Income	$18,650		$13,264	$56,717	$49,107

Major Customers

We had one major customer during the three and nine months ended July 2, 2016 who accounted for 15.8% and 16.8%, respectively, of consolidated revenue. This same customer accounted for 12.3% of consolidated revenue for the three months ended July 4, 2015. We had another major customer during the three and nine months ended July 2, 2016 who accounted for 11.3% and 10.6%, respectively, of consolidated revenue. This customer accounted for 15.4% of consolidated revenue for the nine months ended July 4, 2015. Both customers purchased primarily from our SLS segment.

We had one major customer who accounted for 13.9% of accounts receivable at July 2, 2016. We had another major customer who accounted for 12.0% and 21.4% of accounts receivable at July 2, 2016 and October 3, 2015, respectively. Both customers purchased primarily from our SLS segment.

17.  SUBSEQUENT EVENT

On August 1, 2016, we purchased forward contracts totaling 670.0 million Euro, with a value date of November 30, 2016, to limit our foreign exchange risk related to the commitment of our term loan (denominated in Euros) in an amount of the Euro equivalent of $750.0 million to finance the U.S. dollar payment for the acquisition of Rofin. The derivatives used to hedge our currency exposure do not qualify for hedge accounting treatment. These derivatives will be marked to market at the end of each reporting period with gains and losses recognized in other income (expense).

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

	Three Months Ended
	July 2, 2016	July 4, 2015	Change	% Change
	(Dollars in thousands)

Bookings	$390,814	$176,665	$214,149	121.2%
Book-to-bill ratio	1.79	0.94	0.85	90.4%
Net sales—Specialty Lasers and Systems	$161,140	$123,341	$37,799	30.6%
Net sales—Commercial Lasers and Components	$57,627	$65,161	$(7,534)	(11.6)%
Gross profit as a percentage of net sales— Specialty Lasers and Systems	47.6%	45.4%	2.2%	4.8%
Gross profit as a percentage of net sales—Commercial Lasers and Components	32.2%	35.8%	(3.6)%	(10.1)%
Research and development as a percentage of net sales	9.8%	11.3%	(1.5)%	(13.3)%
Income before income taxes	$27,140	$18,086	$9,054	50.1%
Net cash provided by (used in) operating activities	$9,067	$(11,579)	$20,646	(178.3)%
Days sales outstanding in receivables	61.8	69.1	(7.3)	(10.6)%
Annualized third quarter inventory turns	2.5	2.8	(0.3)	(10.7)%
Capital spending as a percentage of net sales	5.5%	2.1%	3.4%	161.9%
Net income as a percentage of net sales	8.5%	7.0%	1.5%	21.4%
Adjusted EBITDA as a percentage of net sales	20.8%	18.4%	2.4%	13.0%

	Nine Months Ended
	July 2, 2016	July 4, 2015	Change	% Change
	(Dollars in thousands)

Bookings	$1,160,260	$559,741	$600,519	107.3%
Book-to-bill ratio	1.91	0.94	0.97	103.2%
Net sales—Specialty Lasers and Systems	$440,444	$408,448	$31,996	7.8%
Net sales—Commercial Lasers and Components	168,480	$184,390	$(15,910)	(8.6)%
Gross profit as a percentage of net sales— Specialty Lasers and Systems	47.7%	44.5%	3.2%	7.2%
Gross profit as a percentage of net sales—Commercial Lasers and Components	35.1%	35.1%	—%	—%
Research and development as a percentage of net sales	10.1%	10.4%	(0.3)%	(2.9)%
Income before income taxes	$78,425	$65,832	$12,593	19.1%
Net cash provided by operating activities	$54,621	$68,835	$(14,214)	(20.6)%
Capital spending as a percentage of net sales	4.6%	2.7%	1.9%	70.4%
Net income as a percentage of net sales	9.3%	8.3%	1.0%	12.0%
Adjusted EBITDA as a percentage of net sales	21.0%	18.3%	2.7%	14.8%

Definitions and analysis of these performance indicators are as follows:

Bookings and Book-to-Bill Ratio

Bookings represent orders received during the current period for products and services. While we generally have not experienced a significant rate of cancellation, bookings are generally cancelable by our customers without substantial penalty and, therefore, we cannot assure all bookings will be converted to net sales.

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

Bookings increased 121.2% in the third quarter of fiscal 2016 compared to the same quarter one year ago, with increases in the microelectronics, OEM components and instrumentation and materials processing markets. Compared to the second quarter of fiscal 2016, bookings decreased 21.3% with decreases in all four markets, led by a significant decrease in the microelectronics market. The book-to-bill ratio was 1.79 in the third quarter of fiscal 2016.

Backlog represents orders which we expect to be shipped within 12 months and the current portion of service contracts. For a discussion of backlog, see "RESULTS OF OPERATIONS - BACKLOG".

Microelectronics

Microelectronics bookings increased 212.4% compared to the same quarter one year ago and decreased 22.9% from bookings in the second quarter of fiscal 2016. The microelectronics book-to-bill ratio for the third quarter of fiscal 2016 was 2.43.

Flat panel display orders in the third quarter of fiscal 2016 increased 359.0% from orders in the third quarter of fiscal 2015 and decreased 24.9% from record orders in the second quarter of fiscal 2016, primarily due to the timing of order placement by customers, with orders received from multiple customers for large format Linebeam systems to be used in flexible organic light-emitting diode (OLED) production. Total third quarter flat panel display (FPD) orders exceeded $240 million, including service, and included a single order for systems in excess of $100 million. We believe that the pipeline for the next round of FPD annealing orders is developing as customers refine their market share assumptions and larger format displays gain traction. We are beginning to see orders for other process steps in OLED production including short-pulse lasers for film cutting and excimer lasers for laser lift-off applications.

Orders in the advanced packaging (API) market decreased 16.9% from orders in the third quarter of fiscal 2015 and decreased 0.9% from orders in the second quarter of fiscal 2016. The API market continues to demonstrate variability based on project specific activity. Users are looking at replacing or upgrading existing tools as a means of lowering costs ahead of a change in drilling hole size or materials.

Orders from semiconductor capital equipment OEMs increased 4.9% from the third quarter of fiscal 2015 but decreased 13.8% from the second quarter of fiscal 2016. The outlook for semiconductor capital spending is now expected to be flat for the remainder of 2016, reflecting the market's dependency on mobile devices and the expectation of the introduction of many new smartphones in 2017. According to industry experts, this should drive mid to high single digit growth in semiconductor capital equipment spending for 2017.

Materials Processing

Materials processing orders increased 45.8% compared to the same quarter one year ago and decreased 12.4% from the second quarter of fiscal 2016. The materials processing book-to-bill ratio for the third quarter of fiscal 2016 was 1.04.

Third quarter bookings remained strong following a record performance in the second quarter. We continued to see strength in metal cutting with a significant repeat order for aluminum cutting in consumer electronics. Demand for carbon dioxide lasers remained strong for mid and high power lasers in converting as well as for low power lasers in marking. In addition, we had two notable orders for ultrafast laser processing, one for fuel injector nozzle drilling and the other for manufacturing diamond tool heads. Geographically, China contributed strong orders in several advanced applications, but core marking and cutting markets were weak as the country deals with slowing domestic consumption and exports. Europe, by contrast, achieved all-time record materials processing bookings, many for European end customers.

OEM Components and Instrumentation

OEM Components and Instrumentation orders increased 42.3% compared to the same quarter one year ago and decreased 25.5% from the record orders in the second quarter of fiscal 2016. The book-to-bill ratio for the third quarter of fiscal 2016 was 1.16.

Instrumentation orders increased 41.5% compared to the same quarter one year ago and decreased 19.9% compared to the second quarter of fiscal 2016. We are expanding our global customer base in bio-instrumentation with orders from key customers for lasers and subsystems in flow cytometry. The legacy base is also performing well, which suggests an expanding market rather than market share shifts, consistent with increased biomedical research funding as well as higher penetration in clinical applications.

Orders for medical OEM products were 26.1% higher in the third quarter of fiscal 2016 compared to the same quarter one year ago and 48.6% lower than orders in the second quarter of fiscal 2016, with the sequential decrease due to the timing of large orders from medical OEM's. Following a strong performance in the second quarter of fiscal 2016, the medical OEM market performed well with strength in ophthalmic products for cataract and photocoagulation therapies. We believe that the market for eye treatments continues to be strong due to an aging and expanding middle class globally, leading to an increase in age-related issues and greater access to care.

Scientific and Government Programs

Scientific and government programs orders decreased 12.3% compared to the same quarter one year ago and decreased 4.1% from the second quarter of fiscal 2016. The book-to-bill for the third quarter of fiscal 2016 was 0.92.

The decrease from the third quarter of fiscal 2015 was partially due to the timing of orders in Europe and Asia where customers are awaiting the delivery of committed funding. Application trends remain focused on biological imaging and ultrafast applications. Interest in our newer imaging products including Monaco™ and Fidelity™ is rising due to the unique capabilities that these lasers offer. Our Astrella™ platform is doing well within the ultrafast research community due to its ease of use, performance and reliability.

Net Sales

Net sales include sales of lasers, laser tools, related accessories and service. Net sales for the third fiscal quarter increased 30.6% in our SLS segment and decreased 11.6% in our CLC segment from the same quarter one year ago. Net sales for the first nine months increased 7.8% in our SLS segment from the same period one year ago and decreased 8.6% in our CLC segment nine months increased 7.8% in our SLS segment from the same period one year ago and decreased 8.6% in our CLC segment from the same period one year ago. For a description of the reasons for changes in net sales refer to the “Results of Operations” section of this quarterly report.

Gross Profit as a Percentage of Net Sales

Gross profit as a percentage of net sales (“gross profit percentage”) is calculated as gross profit for the period divided by net sales for the period.  Gross profit percentage in the third quarter increased from 45.4% to 47.6% in our SLS segment and decreased from 35.8% to 32.2% in our CLC segment from the same quarter one year ago. Gross profit percentage in the first nine months increased from 44.5% to 47.7% in our SLS segment and remained at 35.1% in our CLC segment from the same period one year ago. For a description of the reasons for changes in gross profit refer to the “Results of Operations” section of this quarterly report.

Research and Development as a Percentage of Net Sales

Research and development as a percentage of net sales (“R&D percentage”) is calculated as research and development expense for the period divided by net sales for the period.  Management considers R&D percentage to be an important indicator in managing our business as investing in new technologies is a key to future growth.  R&D percentage decreased to 9.8% from 11.3% in our third fiscal quarter and decreased to 10.1% from 10.4% for the first nine months of fiscal 2016 compared to the same periods one year ago. For a description of the reasons for changes in R&D spending refer to the “Results of Operations” section of this quarterly report.

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

Days Sales Outstanding in Receivables

We calculate days sales outstanding (“DSO”) in receivables as net receivables at the end of the period divided by net sales during the period and then multiplied by the number of days in the period, using 90 days for quarters.  DSO in receivables indicates how well we are managing our collection of receivables, with lower DSO in receivables resulting in higher working capital availability.  The more money we have tied up in receivables, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business.  Our DSO in receivables for the third quarter of fiscal 2016 decreased from 69.1 days to 61.8 days compared to the same quarter one year ago primarily due to improved collections in Asia, a lower concentration of sales late in the quarter in Japan and a lower concentration of receivables in Japan where DSOs are typically higher, partially offset by slower collections in the U.S. and Europe and the unfavorable impact of foreign exchange rates.

Annualized Third Quarter Inventory Turns

We calculate annualized third quarter inventory turns as the cost of sales during the third quarter annualized and divided by net inventories at the end of the third quarter. This indicates how well we are managing our inventory levels, with higher inventory turns resulting in more working capital availability and a higher return on our investments in inventory. The more money we have tied up in inventory, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business. Our annualized inventory turns for the third quarter of fiscal 2016 decreased from 2.8 to 2.5 turns compared to the same quarter one year ago primarily due to the planned build-up of inventory levels in certain business units, primarily in microelectronics, to support increased demand.

Capital Spending as a Percentage of Net Sales

Capital spending as a percentage of net sales (“capital spending percentage”) is calculated as capital expenditures for the period divided by net sales for the period. Capital spending percentage indicates the extent to which we are expanding or improving our operations, including investments in technology and equipment.  Management monitors capital spending levels as this assists us in measuring our cash flows, net of capital expenditures. Our capital spending percentage increased to 5.5% from 2.1% for the third quarter and increased to 4.6% from 2.7% for the first nine months of fiscal 2016 compared to the same

2.1% for the third quarter and increased to 4.6% from 2.7% for the first nine months of fiscal 2016 compared to the same periods one year ago primarily due to higher investments to expand our manufacturing capacity in Göttingen, Germany, upgrade certain of our production facilities in California and New Jersey and purchases of production-related assets, partially offset by the impact of higher revenues in the third quarter and first nine months of fiscal 2016. We expect higher capital spending in the remainder of fiscal 2016 to expand our manufacturing capacity in Göttingen, Germany and add optics fabrication capacity at our site in Richmond, California.

Adjusted EBITDA as a Percentage of Net Sales

We define adjusted EBITDA as operating income adjusted for depreciation, amortization, stock-based compensation, major restructuring costs and certain other non-operating income and expense items, such as costs related to the acquisition of Rofin-Sinar Technologies, Inc. ("Rofin"). Key initiatives to reach our goals for EBITDA improvements include utilization of our Asian manufacturing locations, rationalizing our supply chain and continued leveraging of our infrastructure.

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
Below is the reconciliation of our net income as a percentage of net sales to our adjusted EBITDA as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net income as a percentage of net sales	8.5%	7.0%	9.3%	8.3%
Income tax expense	3.9%	2.6%	3.6%	2.8%
Interest and other income (expense), net	0.5%	0.4%	0.4%	0.1%
Depreciation and amortization	3.9%	4.2%	4.2%	4.2%
Customs audit	—%	0.7%	—%	0.2%
Costs related to acquisition of Rofin	1.4%	—%	1.1%	—%
Impairment of investment	—%	1.1%	—%	0.4%
Stock-based compensation	2.6%	2.4%	2.4%	2.3%
Adjusted EBITDA as a percentage of net sales	20.8%	18.4%	21.0%	18.3%

RESULTS OF OPERATIONS

SIGNIFICANT EVENTS

On March 16, 2016, we entered into a definitive agreement to acquire Rofin, one of the world's leading developers and manufacturers of high-performance industrial laser sources and laser-based solutions and components. The acquisition will be an all-cash transaction at a price of $32.50 per share of Rofin common stock for a total approximate offer value of $942 million before fees and transaction costs. The completion of the acquisition is subject to customary closing conditions, including regulatory approvals, and we expect it to close during the fourth calendar quarter of 2016.

On March 16, 2016, we entered into a debt commitment letter with Barclays Bank PLC ("Barclays") and on April 5, 2016, entered into an amended and restated debt commitment letter with Barclays and both Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (together, "BAML"). Pursuant to the commitment letter, among other things, Barclays and BAML have committed to provide us with debt financing including a term loan (denominated in Euros) in an amount of the Euro equivalent of $750.0 million and, along with The Bank of Tokyo-Mitsubishi UFJ, Ltd. (“MUFG”), which was added by a joinder agreement with Barclays and BAML (and consented to by us), a $100.0 million revolving facility (denominated in U.S. dollars) to finance the acquisition of Rofin. The obligations of the lenders under the commitment letter are subject to certain conditions, including the consummation of the acquisition in accordance with the terms and conditions of the definitive agreement and other customary closing obligations. See Note 17, "Subsequent Event" for a description of our hedge of this commitment.

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

CONSOLIDATED SUMMARY

The following table sets forth, for the periods indicated, the percentage of total net sales represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	56.8%	58.2%	56.1%	58.8%
Gross profit	43.2%	41.8%	43.9%	41.2%
Operating expenses:
Research and development	9.8%	11.3%	10.1%	10.4%
Selling, general and administrative	21.1%	19.2%	20.4%	19.2%
Impairment of investment	—%	1.1%	—%	0.3%
Amortization of intangible assets	0.3%	0.3%	0.3%	0.3%
Total operating expenses	31.2%	31.9%	30.8%	30.2%
Income from operations	12.0%	9.9%	13.1%	11.0%
Other income (expense), net	0.4%	(0.3)%	(0.2)%	0.1%
Income before income taxes	12.4%	9.6%	12.9%	11.1%
Provision for income taxes	3.9%	2.6%	3.6%	2.8%
Net income	8.5%	7.0%	9.3%	8.3%

Net income for the third quarter of fiscal 2016 was $18.7 million ($0.76 per diluted share), including $4.1 million of after-tax stock-related compensation expense, $1.4 million amortization of intangible assets and $2.0 million of after-tax costs related to the acquisition of Rofin. Net income for the third quarter of fiscal 2015 was $13.3 million ($0.53 per diluted share), including $3.3 million of after-tax stock-related compensation expense, $1.4 million amortization of intangible assets, a $1.3 million after-tax charge for the impairment of our investment in SiOnyx and a $1.3 million after-tax charge for an accrual related to an ongoing customs audit. Net income for the first nine months of fiscal 2016 was $56.7 million ($2.33 per diluted share), including $11.4 million of after-tax stock-related compensation expense, $4.3 million amortization of intangible assets, $4.3 million of after-tax costs related to the acquisition of Rofin and a benefit of $1.2 million related to the renewal of the federal research and development tax credits for fiscal 2015. Net income for the first nine months of fiscal 2015 was $49.1 million ($1.96 per diluted share), including $10.7 million of after-tax stock-related compensation expense, $4.6 million amortization of intangible assets, a $1.3 million after-tax charge for the impairment of our investment in SiOnyx, a $1.3 million after-tax charge for an accrual related to an ongoing customs audit and a benefit of $1.1 million related to the renewal of the federal research and development tax credits for fiscal 2014.

BACKLOG

Backlog represents orders which we expect to be shipped within 12 months and the current portion of service contracts. Orders used to compute backlog are generally cancelable and subject to rescheduling by our customers without substantial penalties. Historically, we have not experienced a significant rate of cancellation or rescheduling, though we cannot guarantee that the rate of cancellations or rescheduling will not increase in the future. We had a backlog of orders shippable within 12 months of

$564.5 million at July 2, 2016, including a significant concentration in the flat panel display market (63%) for customers which are primarily located in Asia.

NET SALES

Market Application

The following tables set forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by market application (dollars in thousands):

	Three Months Ended
	July 2, 2016		July 4, 2015
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Microelectronics	$116,473	53.2%	$93,014	49.4%
OEM components and instrumentation	37,892	17.3%	40,189	21.3%
Materials processing	36,506	16.7%	27,403	14.5%
Scientific and government programs	27,896	12.8%	27,896	14.8%
Total	$218,767	100.0%	$188,502	100.0%

	Nine Months Ended
	July 2, 2016		July 4, 2015
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Microelectronics	$310,703	51.0%	$294,094	49.6%
OEM components and instrumentation	119,025	19.6%	125,470	21.2%
Materials processing	87,564	14.4%	85,513	14.4%
Scientific and government programs	91,632	15.0%	87,761	14.8%
Total	$608,924	100.0%	$592,838	100.0%

 Quarterly

Net sales for the third quarter of fiscal 2016 increased by $30.3 million, or 16.1%, compared to the third quarter of fiscal 2015. Sales increases in the microelectronics and materials processing markets were partially offset by decreases in the OEM components and instrumentation market.

The increase in the microelectronics market of $23.5 million, or 25.2%, was primarily due to higher shipments for flat panel display annealing systems and semiconductor applications partially offset by lower shipments for advanced packaging applications. Sales in the materials processing market increased $9.1 million, or 33.2%, primarily due to higher shipments for cutting, marking and other materials processing applications. The decrease in the OEM components and instrumentation market of $2.3 million, or 5.7%, was due primarily to lower shipments for medical applications partially offset by higher shipments for military applications. Sales in the scientific and government programs market were flat.

Year-to-date

Net sales for the first nine months of fiscal 2016 increased by $16.1 million, or 2.7% compared to the first nine months of fiscal 2015 including decreases due to the unfavorable impact of foreign exchange rates. Sales increases in the microelectronics, scientific and government programs and materials processing markets were partially offset by sales decreases in the OEM components and instrumentation market.

The increase in the microelectronics market of $16.6 million, or 5.6%, was primarily due to higher shipments for flat panel display annealing systems and semiconductor applications partially offset by lower shipments for advanced packaging and solar applications. Sales in the scientific and government programs market increased $3.9 million, or 4.4%, primarily due to higher demand for advanced research applications used by university and government research groups in the U.S. and Europe. Sales in the material processing market increased $2.1 million, or 2.4%, primarily due to higher shipments for cutting and other materials processing applications. The decrease in the OEM components and instrumentation market of $6.4 million, or 5.1%, was due primarily to lower shipments for medical applications partially offset by higher shipments for military and bio-instrumentation applications.

The timing for shipments of our higher average selling price excimer products in the flat panel display market have historically fluctuated and are in the future expected to fluctuate from quarter-to-quarter due to customer scheduling, our ability to manufacture these products and/or availability of critical component parts and supplies.  As a result, the timing to convert orders for these products to sales will likely fluctuate from quarter-to-quarter.

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

The following tables set forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by segment (dollars in thousands):

	Three Months Ended
	July 2, 2016		July 4, 2015
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Specialty Lasers and Systems (SLS)	$161,140	73.7%	$123,341	65.4%
Commercial Lasers and Components (CLC)	57,627	26.3%	65,161	34.6%
Total	$218,767	100.0%	$188,502	100.0%

	Nine Months Ended
	July 2, 2016		July 4, 2015
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Specialty Lasers and Systems (SLS)	$440,444	72.3%	$408,448	68.9%
Commercial Lasers and Components (CLC)	168,480	27.7%	184,390	31.1%
Total	$608,924	100.0%	$592,838	100.0%

Quarterly

Net sales for the third quarter of fiscal 2016 increased by $30.3 million, or 16.1%, compared to the third quarter of fiscal 2015, with increases of $37.8 million, or 30.6%, in our SLS segment partially offset by decreases of $7.5 million, or 11.6%, in our CLC segment.

The increase in our SLS segment sales was primarily due to higher shipments of flat panel display annealing systems and higher shipments for materials processing applications. The decrease in our CLC segment sales was primarily due to lower advanced packaging and medical application sales.

Year-to-date

Net sales for the first nine months of fiscal 2016 increased by $16.1 million, or 2.7%, compared to the first nine months of fiscal 2015, with increases of $32.0 million, or 7.8%, in our SLS segment offset by decreases of $15.9 million, or 8.6%, in our

CLC segment. Both the increase and decrease in SLS and CLC segment sales, respectively, included decreases due to the unfavorable impact of foreign exchange rates.

The increase in our SLS segment sales was primarily due to higher shipments of flat panel display annealing systems as well as higher shipments for semiconductor, scientific and government research programs, military and materials processing applications partially offset by lower shipments for medical and advanced packaging applications. The decrease in our CLC segment sales was primarily due to lower sales for medical, advanced packaging, materials processing, flat panel display and scientific and government research programs applications partially offset by higher bio-instrumentation sales.

GROSS PROFIT

Consolidated

Our gross profit rate increased to 43.2% in the third quarter of fiscal 2016 from 41.8% and increased to 43.9% from 41.2% in the first nine months of fiscal 2016 compared to the same periods one year ago.

The 1.4% third quarter increase in the gross profit rate was primarily due to lower other costs (1.0%) due primarily to an accrual in the third quarter of fiscal 2015 for a customs audit in South Korea and lower warranty costs (0.5%) due to fewer warranty events partially offset by unfavorable product margins (0.1%). The unfavorable product margins were a result of unfavorable mix in the microelectronics and instrumentation markets for certain business units, unfavorable mix within service revenues and the unfavorable impact from Euro foreign currency fluctuations partially offset by favorable mix of flat panel display annealing systems in the microelectronics market, the favorable impact from Yen foreign currency fluctuations and the impact of higher sales volumes in certain business units.

The 2.7% increase in the gross profit rate during the first nine months of fiscal 2016 was primarily due to favorable product margins (2.0%) as a result of favorable mix for systems in the microelectronics market, particularly for flat panel display applications, the favorable impact from foreign currency fluctuations (primarily the Euro and Yen) and the impact of higher sales volumes in certain business units. Also contributing to the increase in gross profit rate were lower warranty costs (0.4%) due to fewer warranty events and lower other costs (0.3%) due primarily to an accrual in the third quarter of fiscal 2015 for a customs audit in South Korea.

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

Specialty Lasers and Systems

The gross profit rate in our SLS segment increased to 47.6% in the third quarter of fiscal 2016 from 45.4% and increased to 47.7% from 44.5% in the first nine months of fiscal 2016 compared to the same periods one year ago.

The 2.2% third quarter increase in the gross profit rate was primarily due to lower warranty costs (0.9%) due to fewer warranty events, lower other costs (0.7%) due primarily to an accrual in the third quarter of fiscal 2015 for a customs audit in South Korea partially offset by higher inventory provisions in certain business units and higher freight costs, favorable product margins (0.5%) and lower intangibles amortization (0.1%) due to the impact of higher sales. The favorable product margins were a result of the impact of higher volumes in certain business units, favorable mix of flat panel display annealing systems in the microelectronics market and the favorable impact from Yen foreign currency fluctuations partially offset by unfavorable mix in the microelectronics and instrumentation markets for certain business units, unfavorable mix of service revenues and the unfavorable impact from Euro foreign currency fluctuations.

The 3.2% increase in the gross profit rate during the first nine months of fiscal 2016 was primarily due to favorable product margins (2.4%), lower warranty costs (0.5%) due to fewer warranty events, lower other costs (0.2%) primarily due to an accrual in the third quarter of fiscal 2015 for a customs audit in South Korea and lower intangibles amortization expense (0.1%). The 2.4% product margin improvement resulted from the impact of higher volumes in certain business units, favorable mix for systems in the microelectronics market, particularly for flat panel display applications, as well as favorable service mix and the favorable impact from foreign currency fluctuations (primarily the Euro and Yen).

Commercial Lasers and Components

The gross profit rate in our CLC segment decreased to 32.2% in the third quarter of fiscal 2016 from 35.8% and remained flat at 35.1% in the first nine months of fiscal 2016 compared to the same periods one year ago.

The 3.6% third quarter decrease in the gross profit rate was primarily due to unfavorable product margins (4.5%) and higher warranty costs (0.2%) partially offset by lower other costs (1.1%) as a percentage of sales due to lower freight costs and lower inventory provisions in certain business units. The 4.5% decrease in the product margin results from the impact of lower volumes and unfavorable product mix in the materials processing and OEM components and instrumentation markets.

The gross profit rate during the first nine months of fiscal 2016 was flat compared to the prior year with lower other costs (0.3%) as a percentage of sales due to lower freight costs net of higher inventory provisions in certain business units offset by unfavorable product margin (0.3%) resulting from the impact of lower volumes net of favorable product mix in the OEM components and instrumentation and materials processing markets.

OPERATING EXPENSES:

	Three Months Ended
	July 2, 2016		July 4, 2015
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$21,441	9.8%	$21,270	11.3%
Selling, general and administrative	46,256	21.1%	36,154	19.2%
Impairment of investment	—	—%	2,017	1.1%
Amortization of intangible assets	574	0.3%	647	0.3%
Total operating expenses	$68,271	31.2%	$60,088	31.9%

	Nine Months Ended
	July 2, 2016		July 4, 2015
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$61,536	10.1%	$61,467	10.4%
Selling, general and administrative	123,970	20.4%	113,777	19.2%
Impairment of investment	—	—%	2,017	0.3%
Amortization of intangible assets	1,975	0.3%	2,009	0.3%
Total operating expenses	$187,481	30.8%	$179,270	30.2%

Research and development

Quarterly

Research and development (“R&D”) expenses increased $0.2 million, or 0.8%, during the third fiscal quarter ended July 2, 2016 compared to the same quarter one year ago. The increase was primarily due to $0.7 million incremental spending from the asset acquisitions from Tinsley and Raydiance, both of which were acquired in the fourth quarter of fiscal 2015, $0.3 million higher charges for increases in deferred compensation plan liabilities and $0.1 million higher stock-based compensation expense. The increases were partially offset by $0.9 million lower project spending primarily as a result of higher customer reimbursements for development projects. On a segment basis as compared to the prior year period, SLS research and development spending increased $0.2 million primarily due to the asset acquisitions from Tinsley and Raydiance partially offset by lower project spending due to higher customer reimbursements. CLC spending decreased $0.5 million due to lower project spending. Corporate and other spending increased $0.5 million primarily due to higher charges for increases in deferred compensation plan liabilities and higher stock-based compensation expense.

Year-to-date

R&D expenses increased $0.1 million, or 0.1%, during the nine months ended July 2, 2016 compared to the same period one year ago. The increase for the first nine months was primarily due to $2.2 million incremental spending from the asset acquisitions from Tinsley and Raydiance, both of which were acquired in the fourth quarter of fiscal 2015, and $0.2 million higher stock-based compensation expense. The increases were partially offset by $2.2 million lower project spending including the favorable impact of foreign exchange rates and lower spending on labor net of lower customer reimbursements and $0.1 million lower charges for increases in deferred compensation plan liabilities. On a segment basis as compared to the prior year period, SLS research and development spending increased $1.0 million primarily due to the asset acquisitions from Tinsley and Raydiance partially offset by lower project spending including the favorable impact of foreign exchange rates net of lower customer reimbursements. CLC spending decreased $1.1 million primarily due to lower project spending including higher customer reimbursements. Corporate and other spending increased $0.2 million due to higher stock-based compensation expense net of lower charges for increases in deferred compensation plan liabilities.

Selling, general and administrative

Quarterly

Selling, general and administrative (“SG&A”) expenses increased $10.1 million or 27.9%, during the third fiscal quarter ended July 2, 2016 compared to the same quarter one year ago. The increase was primarily due to $3.3 million higher payroll spending due to higher variable compensation and higher sales commissions, a net $2.8 million higher consulting and legal costs related to acquisitions (of which $3.0 million was related to the acquisition of Rofin) and $1.4 million higher charges for increases in deferred compensation plan liabilities. In addition, the increase included $1.0 million higher stock-based compensation expense due to a former executive's transition services agreement and higher restricted stock expense and $1.6 million higher other net variable spending including incremental spending from the asset acquisitions from Tinsley and Raydiance. On a segment basis as compared to the prior year period, SLS segment expenses increased $2.9 million due to higher payroll spending, the impact due to the asset acquisitions from Tinsley and Raydiance and higher other variable spending. CLC spending increased $0.9 million with higher payroll spending and higher other variable spending. Spending for Corporate and other increased $6.3 million primarily due to higher consulting and legal costs related to acquisitions, higher charges for increases in deferred compensation plan liabilities, higher stock-based compensation expense and higher payroll spending.

Year-to-date

SG&A expenses increased $10.2 million, or 9.0%, during the nine months ended July 2, 2016 compared to the same period one year ago. The increase for the first nine months was primarily due to a net $5.6 million higher consulting and legal costs related to acquisitions (of which $6.6 million was related to the acquisition of Rofin) and $2.4 million higher payroll spending primarily due to higher variable compensation and higher sales commissions net of the favorable impact of foreign exchange rates. In addition, the increase includes $1.3 million higher other net variable spending including incremental spending from the asset acquisitions of Tinsley and Raydiance and $0.9 million higher stock-based compensation expense due to higher restricted stock expense. On a segment basis as compared to the prior year period, SLS segment expenses increased $2.8 million primarily due to higher payroll spending and the impact due to the asset acquisitions from Tinsley and Raydiance net of the favorable impact of foreign exchange rates. CLC spending increased $0.3 million primarily due to higher payroll spending net of the favorable impact of foreign exchange rates. Spending for Corporate and other increased $7.1 million primarily due to higher consulting and legal costs related to acquisitions, higher stock-based compensation expense and higher payroll spending.

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

Amortization of intangible assets

Amortization of intangible assets decreased $0.1 million in the three months ended July 2, 2016 and decreased slightly during the nine months ended July 2, 2016 compared to the same periods last year. The decreases were primarily due to the completion of amortization of certain intangibles from prior acquisitions and the favorable impact of foreign exchange rates net of increases due to the asset acquisition from Raydiance in the fourth quarter of fiscal 2015.

OTHER INCOME (EXPENSE) — NET

Other income, net of other expense, changed by $1.5 million from an expense of $0.6 million for the three months ended July 4, 2015  to income of $0.9 million for the three months ended July 2, 2016 and changed by $1.8 million from income of $0.7 million for the nine months ended July 4, 2015 to $1.2 million expense for the nine months ended July 2, 2016. The third quarter change from net other expense to net other income was primarily due to higher gains, net of expenses, on our deferred compensation plan assets ($1.7 million). The nine month change from net other income in 2015 to net other expense  in 2016 was primarily due to higher net foreign exchange losses ($1.8 million) due to higher unhedged exposure in the first nine months of fiscal 2016, the significant movement of rates in June 2016 due to the Brexit vote as well as favorable changes in foreign exchange rates in the second quarter of fiscal 2015 compared to timing of hedge contracts.

 INCOME TAXES

The effective tax rate on income before income taxes for the third quarter of fiscal 2016 of 31.3% and the effective tax rate on income before income taxes of 27.7% for the nine months ended July 2, 2016 were lower than the statutory rate of 35.0%
primarily due to differences related to the benefit of income subject to foreign tax rates that are lower than U.S. tax rates including the Singapore tax exemption, the benefit of foreign tax credits and the benefit of federal research and development tax credits including renewal of the federal research and development credits for fiscal 2015. These amounts are partially offset by deemed dividend inclusions under the Subpart F tax rules including an intercompany loan from Coherent Korea that will likely be repaid in fiscal 2017, stock-based compensation not deductible for tax purposes and limitations on the deductibility of compensation under IRC Section 162(m).

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

LIQUIDITY AND CAPITAL RESOURCES

At July 2, 2016, we had assets classified as cash and cash equivalents and short-term investments, in an aggregate amount of $373.6 million, compared to $325.5 million at October 3, 2015. At July 2, 2016, approximately $323.8 million of this cash and securities was held in certain of our foreign subsidiaries, $91.0 million of which was denominated in currencies other than the U.S. dollar. We currently have approximately $301.9 million of cash held by foreign subsidiaries where we intend to permanently reinvest our accumulated earnings in these entities and our current plans do not demonstrate a need for these funds to support our domestic operations. If, however, a portion of these funds were needed for and distributed to our operations in the United States, we would be subject to additional U.S. income taxes and foreign withholding taxes. The amount of the taxes due would depend on the amount and manner of repatriation, as well as the location from where the funds are repatriated. We actively monitor the third-party depository institutions that hold these assets, primarily focusing on the safety of principal and secondarily maximizing yield on these assets. We diversify our cash and cash equivalents and investments among various financial institutions, money market funds, sovereign debt and other securities in order to reduce our exposure should any one of these financial institutions or financial instruments fail or encounter difficulties. To date, we have not experienced any material loss or lack of access to our invested cash, cash equivalents or short-term investments. However, we can provide no assurances that access to our invested cash, cash equivalents or short-term investments will not be impacted by adverse conditions in the financial markets.
In the second quarter of fiscal 2016, the first quarter of fiscal 2016, the second quarter of fiscal 2015 and the fourth quarter of fiscal 2014, we converted $22.6 million, $33.0 million, $42.3 million and $62.7 million, respectively, of cash and securities held in certain of our foreign subsidiaries to U.S. dollars and invested those funds within a European subsidiary whose functional currency is the U.S. dollar. At July 2, 2016, this subsidiary had $226.6 million of U.S. dollar denominated investments primarily in U.S. Treasury Securities, corporate notes and commercial paper. Accordingly, there is no translation expense arising from this entity holding U.S. dollar denominated investments. The converted funds are not intended to be repatriated to the U.S. and no U.S. tax was triggered on the transfer of these funds to the European subsidiary. See ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK below for more information about risks and trends related to foreign currencies.

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

	Nine Months Ended
	July 2, 2016	July 4, 2015
	(in thousands)
Net cash provided by operating activities	$54,621	$68,835
Sales of shares under employee stock plans	7,249	7,256
Repurchases of common stock	—	(25,009)
Capital expenditures	(28,310)	(16,187)
Short-term borrowings, net of repayments	20,000	—
Debt issuance costs	(2,530)	—

Net cash provided by operating activities decreased by $14.2 million for the first nine months of fiscal 2016 compared to the same period one year ago. The decrease in cash provided by operating activities was primarily due to lower cash flows from the timing of shipments of large systems from inventory partially offset by higher cash flows from accounts receivable, higher accounts payable balances and higher net income. We believe that our existing cash, cash equivalents and short term investments combined with cash to be provided by operating activities, amounts available under our lines of credit and the access to financing contemplated by the debt commitment letter from Barclays and BAML (see below) will be adequate to cover our working capital needs and planned capital expenditures for at least the next 12 months to the extent such items are known or are reasonably determinable based on current business and market conditions. However, we may elect to finance certain of our capital expenditure requirements through borrowings under our bank credit facilities or other sources of capital. We continue to follow our strategy to further strengthen our financial position by using available cash flow to fund operations.

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

On March 16, 2016, we entered into a debt commitment letter with Barclays Bank PLC ("Barclays") and on April 5, 2016, entered into an amended and restated debt commitment letter with Barclays and both Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (together, "BAML"). Pursuant to the commitment letter, among other things, Barclays and BAML have committed to provide us with debt financing including a term loan (denominated in Euros) in an amount of the Euro equivalent of $750.0 million and, along with The Bank of Tokyo-Mitsubishi UFJ, Ltd. (“MUFG”), which was added by a joinder agreement with Barclays and BAML (and consented to by us), a $100.0 million revolving facility (denominated in U.S. dollars) to finance the acquisition of Rofin. The obligations of the lenders under the commitment letter are subject to certain conditions, including the consummation of the acquisition in accordance with the terms and conditions of the definitive agreement and other customary closing obligations.

Additional sources of cash available to us were domestic and international currency lines of credit and bank credit facilities totaling $64.1 million as of July 2, 2016, of which $41.2 million was unused and available. These unsecured international credit facilities were used in Europe and Japan during the first nine months of fiscal 2016. As of July 2, 2016, we have utilized $1.8 million of international credit facilities as guarantees. Our domestic line of credit consists of a $50.0 million unsecured revolving credit account, which expires on May 31, 2017 and is subject to covenants related to financial ratios and tangible net worth. We were in compliance with these covenants as of July 2, 2016. As of July 2, 2016, we have drawn $20.0 million and have used $1.1 million for letters of credit against our domestic line of credit.

In fiscal 2015, under plans authorized by the Board of Directors, we repurchased and retired 1,302,323 shares of outstanding common stock under this plan at an average price of $57.59 per share for a total of $75.0 million.

Our ratio of current assets to current liabilities was 4.6:1 at July 2, 2016 compared to 5.3:1 at October 3, 2015. The decrease in our ratio is primarily due to increases in short-term borrowings, accounts payable and other current liabilities partially offset by increases in cash and short-term investments, inventories, prepaids and other assets and accounts receivable. Our cash and cash equivalents, short-term investments and working capital are as follows:

	July 2, 2016	October 3, 2015
	(in thousands)
Cash and cash equivalents	$139,407	$130,607
Short-term investments	234,205	194,908
Working capital	593,937	530,093

Contractual Obligations and Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Regulation S-K of the Securities Act of 1933. Information regarding our long-term debt payments, operating lease payments, asset retirement obligations, purchase commitments with suppliers and purchase obligations is provided in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended October 3, 2015. There have been no material changes in contractual obligations outside of the ordinary course of business, other than noted in "Merger-related Commitment and Fees" below, since October 3, 2015. Information regarding our other financial commitments at July 2, 2016 is provided in the notes to the condensed consolidated financial statements in this report.

Merger-related Commitment and Fees

We have an agreement with a financial advisor, Barclays, in relation to the pending acquisition of Rofin. We have agreed to pay Barclays a fee of approximately $10.5 million, $1.0 million of which was paid upon delivery of the fairness opinion in the second quarter of fiscal 2016, and was recorded in the selling, general and administrative line of the condensed consolidated statements of operations, and the remaining portion of which will be paid upon, and subject to, consummation of the acquisition. For our $750.0 million debt financing commitment, we paid $2.5 million of debt issuance costs in the second quarter of fiscal 2016 and recorded it to other assets on our condensed consolidated balance sheets. We have also agreed to pay to Barclays and BAML together approximately $17.0 million and $7.5 million for underwriting and upfront fees, respectively, upon the close of the financing. In addition, the acquisition agreement contains certain termination rights for Coherent and further provides that we, as applicable, may be required to pay a termination fee of $65.0 million to Rofin and $2.4 million to Barclays.

Changes in Financial Condition

Cash provided by operating activities during the first nine months of fiscal 2016 was $54.6 million, which included net income of $56.7 million, depreciation and amortization of $25.6 million, stock-based compensation expense of $14.8 million and $0.4 million other partially offset by cash used by operating assets and liabilities of $39.6 million and net increases in deferred tax assets of $3.4 million. Cash provided by operating activities during the first nine months of fiscal 2015 was $68.8 million, which included net income of $49.1 million, depreciation and amortization of $24.6 million, stock-based compensation expense of $13.7 million, net decreases in deferred tax assets of $5.3 million, the impairment of our investment in SiOnyx of $2.0 million and $0.1 million other partially offset by cash used by operating assets and liabilities of $26.0 million.

Cash used in investing activities during the first nine months of fiscal 2016 was $63.8 million, which included $27.9 million used to acquire property and equipment and improve buildings net of proceeds from dispositions and $35.9 million net purchases of available-for-sale securities. Cash used in investing activities during the first nine months of fiscal 2015 was $19.1 million, which included $14.3 million used to acquire property and equipment and improve buildings net of proceeds from dispositions and $4.8 million net purchases of available-for-sale securities.

Cash provided by financing activities during the first nine months of fiscal 2016 was $20.2 million, which included $20.0 million net borrowings, $7.2 million generated from our employee stock option and purchase plans and $0.9 million increase in cash overdraft partially offset by $5.4 million net settlement of restricted stock and $2.5 million of debt issuance costs. Cash used in financing activities during the first nine months of fiscal 2015 was $23.0 million, which included $25.0 million repurchases of common stock and $5.3 million net settlement of restricted stock partially offset by $7.3 million generated from our employee stock option and purchase plans.

Changes in exchange rates during the first nine months of fiscal 2016 decreased our cash balances by $2.2 million. Changes in exchange rates during the first nine months of fiscal 2015 decreased our cash balances by $14.7 million.

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

Interest rate sensitivity

A portion of our investment portfolio is composed of fixed income securities. These securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately (whether due to changes in overall market rates or credit worthiness of the issuers of our individual securities) and uniformly by 10% from levels at July 2, 2016, the fair value of the portfolio, based on quoted market prices in active markets involving similar assets, would decline by an immaterial amount due to their short-term maturities. We have the ability to generally hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. If necessary, we may sell short-term investments prior to maturity to meet our liquidity needs.

At July 2, 2016, the fair value of our available-for-sale debt securities was $218.6 million, $4.7 million of which was classified as cash equivalents and $213.9 million of which was classified as short-term investments.  Gross unrealized gains and losses on available-for-sale debt securities were $0.6 million and less than $0.1 million, respectively, at July 2, 2016.

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

At July 2, 2016, approximately $323.8 million of our cash, cash equivalents and short-term investments were held outside the U.S. in certain of our foreign operations, $91.0 million of which was denominated in currencies other than the U.S. dollar.

A hypothetical 10% change in foreign currency rates on our forward contracts would not have a material impact on our results of operations, cash flows or financial position.

The following table provides information about our foreign exchange forward contracts at July 2, 2016. The table presents the weighted average contractual foreign currency exchange rates, the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date and fair value. The U.S. fair value represents the fair value of the contracts valued at July 2, 2016 rates.

Forward contracts to sell (buy) foreign currencies for U.S. dollars (in thousands, except contract rates):

	Average Contract Rate	U.S. Notional Contract Value	U.S. Fair Value
Non-Designated - For US Dollars
Euro	1.1173	$(64,423)	$(137)
Japanese Yen	109.2593	$40,182	$(2,604)
South Korean Won	1,193.6849	$21,763	$(921)
Chinese RMB	6.5985	$14,864	$128
Singaporean Dollar	1.3772	$(5,712)	$148
Malaysian Ringgit	4.2184	$1,370	$(74)

On August 1, 2016, we purchased forward contracts totaling 670.0 million Euro, with a value date of November 30, 2016, to limit our foreign exchange risk related to the commitment of our term loan (denominated in Euros) in an amount of the Euro equivalent of $750.0 million to finance the U.S. dollar payment for the acquisition of Rofin. See Note 17 to our condensed consolidated financial statements in Part I, Item 1 of this report.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of July 2, 2016 (“Evaluation Date”).  The controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended July 2, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•
negative impacts related to the recent “Brexit” vote by the United Kingdom, particularly with regard to sales from our Glasgow, Scotland facility to other jurisdictions and purchases of supplies from outside the United Kingdom by such facility;

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

In the flat panel display market, there are a relatively limited number of manufacturers who are the end customers for our annealing products. In the first nine months of fiscal 2016, Advanced Process Systems Corporation, an integrator in the flat panel display market based in South Korea, and Japanese Steel Works, Ltd., an integrator in the flat panel display market based in Japan, have contributed more than 10% of our revenue. Given macroeconomic conditions, varying consumer demand and technical process limitations at manufacturers, our customers may seek to reschedule or cancel orders. This was recently seen with a requested expedited shipment of a Linebeam 1500 product for our third fiscal quarter of 2015, which delivery date was then changed at the customer’s request back to its originally scheduled date in the fourth fiscal quarter of 2015. These larger flat panel-related systems have large average selling prices. Any rescheduling or canceling of such orders by our customers will likely have a significant impact on our quarterly or annual net sales and results of operations and could negatively impact inventory values and backlog. Additionally, challenges in meeting evolving technological requirements for these complex products by us and our suppliers could also result in delays in shipments, rescheduled or canceled orders by our customers. This could negatively impact our backlog, timing of net sales and results of operations.

As of July 2, 2016, flat panel display systems represented 63% of our backlog, compared to 32% at October 3, 2015. Since our backlog includes higher average selling price flat panel display systems, any delays or cancellation of shipments could have a material adverse effect on our financial results.

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

For the three and nine months ended July 2, 2016, 77% and 75% of our net sales were derived from customers outside of the United States. For fiscal 2015, fiscal 2014 and fiscal 2013, 73%, 74%, and 77%, respectively, of our net sales were derived from customers outside of the United States. We anticipate that foreign sales, particularly in Asia, will continue to account for a significant portion of our net sales in the foreseeable future.

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

For the three and nine months ended July 2, 2016, our research and development costs were $21.4 million (9.8% of net sales) and $61.5 million (10.1% of net sales). For our fiscal years 2015, 2014 and 2013, our research and development costs were $81.5 million (10.2% of net sales), $79.1 million (10.0% of net sales) and $82.8 million (10.2% of net sales), respectively. We cannot assure you that our expenditures for research and development will result in the introduction of new products or, if such products are introduced, that those products will achieve sufficient market acceptance or to generate sales to offset the costs of development. Our failure to address rapid technological changes in our markets could adversely affect our business and results of operations.

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

•
the resolution of issues arising from tax audits with various tax authorities, and in particular, the outcome of the German tax audits of our tax returns for fiscal years 2011 - 2014, the U.S. tax audit of our tax return for fiscal year 2013 and the Japan tax audit of our tax returns for fiscal years 2013 - 2015;

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

The United States and many foreign governments impose tariffs and duties on the import and export of products, including some of those which we sell. In particular, given our worldwide operations, we pay duties on certain products when they are imported into the United States for repair work as well as on certain of our products which are manufactured by our foreign subsidiaries. These products can be subject to a duty on the product value. Additionally, the United States and various foreign governments have imposed tariffs, controls, export license requirements and restrictions on the import or export of some technologies, especially encryption technology. From time to time, government agencies have proposed additional regulation of encryption technology, such as requiring the escrow and governmental recovery of private encryption keys. Governmental regulation of encryption technology and regulation of imports or exports, or our failure to obtain required import or export approval for our products, could harm our international and domestic sales and adversely affect our net sales. From time to time our duty calculations and payments are audited by government agencies. For example, we were audited in South Korea for customs duties and value-added-tax for the period March 2009 to March 2014. We were liable for additional payments, duties, taxes and penalties of $1.6 million, which we paid in the second quarter of fiscal 2016. Any future assessments could have a material adverse effect on our business or financial position, results of operations, or cash flows

In addition, compliance with the directives of the Directorate of Defense Trade Controls (“DDTC”) may result in substantial expenses and diversion of management. Any failure to adequately address the directives of DDTC could result in civil fines or suspension or loss of our export privileges, any of which could have a material adverse effect on our business or financial position, results of operations, or cash flows.

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

We have entered into a debt commitment letter with Barclays and BAML, pursuant to which, among other things, Barclays and BAML have committed to provide us with debt financing including a term loan (denominated in Euros) in an amount of the Euro equivalent of $750.0 million and, along with MUFG, a $100.0 million revolving facility (denominated in U.S. dollars) to finance the acquisition of Rofin. The obligations of the lenders under the commitment letter are subject to certain conditions, including the consummation of the acquisition in accordance with the terms and conditions of the definitive agreement and other customary closing obligations.

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

In addition, in August 2016, we purchased forward contracts totaling 670.0 million Euro, with a value date of November 30, 2016, to limit our foreign exchange risk related to our term loan commitment letter to finance the acquisition of Rofin. The derivatives used to hedge this currency exposure do not qualify for hedge accounting treatment. As a result, these derivatives will be marked to market at the end of each reporting period with gains and losses recognized in other income (expense).  Any losses associated with marking these derivatives to market could have a material adverse effect on our results of operations.

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

10.1+
Amended and Restated Commitment Letter by and among the Company, Barclays Bank PLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Bank of America, N.A., dated as of April 5, 2016. (Previously filed as Exhibit 10.2 to Form 10-Q filed on May 11, 2016)

10.2
Joinder Agreement to Amended and Restated Commitment Letter by and among the Company, Barclays Bank PLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bank of America, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., dated as of June 29, 2016.

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

Coherent, Inc.
(Registrant)

Date:	August 10, 2016	/s/:	JOHN R. AMBROSEO
John R. Ambroseo
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 10, 2016	/s/:	KEVIN PALATNIK
Kevin Palatnik
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1+
Amended and Restated Commitment Letter by and among the Company, Barclays Bank PLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Bank of America, N.A., dated as of April 5, 2016. (Previously filed as Exhibit 10.2 to Form 10-Q filed on May 11, 2016)

10.2
Joinder Agreement to Amended and Restated Commitment Letter by and among the Company, Barclays Bank PLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bank of America, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., dated as of June 29, 2016.

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