Form 10-K
period 2016-10-01
COHERENT INC
filed 2016-11-29
CIK 21510

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 1, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Use these links to rapidly review the document

PART IV

As of November 28, 2016, 24,552,429 shares of common stock were outstanding. The aggregate market value of the voting shares (based on the closing price reported on the NASDAQ Global Select Market on April 2, 2016, of Coherent, Inc., held by nonaffiliates was approximately $1,492,502,204. For purposes of this disclosure, shares of common stock held by persons who own 5% or more of the outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the Rules and Regulations of the Exchange Act. This determination of affiliate status is not necessarily conclusive.
DOCUMENT INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the registrant's 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of the Form 10-K to the extent stated herein. The Proxy Statement or an amended report on Form 10-K will be filed within 120 days of the registrant's fiscal year ended October 1, 2016.

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

PART I

ITEM 1.    BUSINESS
GENERAL
Business Overview
Our fiscal year ends on the Saturday closest to September 30. Fiscal years 2016, 2015 and 2014 ended on October 1, October 3, and September 27, respectively, and are referred to in this annual report as fiscal 2016, fiscal 2015 and fiscal 2014 for convenience. Fiscal years 2016 and 2014 included 52 weeks and fiscal year 2015 included 53 weeks.
We are one of the world's leading providers of lasers and laser-based technology in a broad range of scientific, commercial and industrial applications. We design, manufacture, service and market lasers and related accessories for a diverse group of customers. Since inception in 1966, we have grown through internal expansion and through strategic acquisitions of complementary businesses, technologies, intellectual property, manufacturing processes and product offerings.
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
RECENT EVENTS
On November 7, 2016, we completed our previously announced acquisition of Rofin-Sinar Technologies Inc. ("Rofin") pursuant to the Merger Agreement dated March 16, 2016. Rofin is one of the world's leading developers and manufacturers of high-performance industrial laser sources and laser-based solutions and components. As a condition of the acquisition, we are required to divest ourselves of Rofin’s low power CO2 laser business based in Hull, United Kingdom, and will report this business separately as a discontinued operation until it is divested. The acquisition was an all-cash transaction at a price of $32.50 per share of Rofin common stock. The aggregate consideration paid by us to the former Rofin stockholders was approximately $904.5 million, excluding related transaction fees and expenses. We also paid $15.3 million due to the cancellation of options held by employees of Rofin. We funded the payment of the aggregate consideration with a combination of our available cash on hand and the proceeds from the Euro Term Loan described below.
As a result of the acquisition of Rofin, and subsequent to fiscal 2016 year-end, we announced that in the first quarter of fiscal 2017 we will reorganize our existing two segments into two new reporting segments for the combined company, OEM

Laser Systems and Industrial Lasers and Systems. Accordingly, our segment information will be restated retroactively in the first quarter of fiscal 2017.
On November 7, 2016, we entered into a Credit Agreement (the “Credit Agreement”) with Barclays Bank PLC, Bank of America, N.A., and The Bank of Tokyo-Mitsubishi UFJ, Ltd. The Credit Agreement provided for a 670.0 million Euro senior secured term loan facility and a $100.0 million senior secured revolving credit facility. On November 7, 2016, the Euro Term Loan was drawn in full and its proceeds were used to finance the acquisition of Rofin and pay related fees and expenses. Also, on November 7, 2016, we used 10.0 million Euro of the capacity under the revolving credit facility for the issuance of a letter of credit.
INDUSTRY BACKGROUND
The word "laser" is an acronym for "light amplification by stimulated emission of radiation." A laser emits an intense coherent beam of light with some unique and highly useful properties. Most importantly, a laser is orders of magnitude brighter than any lamp. As a result of its coherence, the beam can be focused to a very small and intense spot, useful for applications requiring very high power densities including cutting and other materials processing procedures. The laser's high spatial resolution is also useful for microscopic imaging and inspection applications. Laser light can be monochromatic—all of the beam energy is confined to a narrow wavelength band. Some lasers can be used to create ultrafast output—a series of pulses with pulse durations as short as attoseconds (i.e., 10-18 seconds).
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
Microelectronics
Nowhere is the trend towards miniaturization more prevalent than in the Microelectronics market where smart phones, tablets, personal computers ("PC's"), televisions ("TV's") and "wearables" are driving advances in displays, integrated circuits and PCBs. In response to market demands and expectations, semiconductor and device manufacturers are continually seeking to improve their process and design technologies in order to manufacture smaller, more powerful and more reliable devices at lower cost. New laser applications and new laser technologies are a key element in delivering higher resolution and higher precision at lower manufacturing cost.
We support three major markets in the microelectronics industry: (1) flat panel display ("FPD") manufacturing, (2) advanced packaging and interconnects ("API") and (3) semiconductor front-end ("SEMI").
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
Several display types require a high-density pattern of silicon thin film transistors ("TFTs"). If this silicon is polycrystalline as opposed to amorphous, the display performance is greatly enhanced. In the past, these polysilicon layers could only be produced on expensive special glass at high temperatures. However, excimer-based processes, such as excimer laser annealing ("ELA") have allowed high-volume production of low-temperature polysilicon ("LTPS") on conventional glass substrates as well as flexible displays on plastic substrates. Our excimer lasers provide a unique solution for LTPS because they are the only industrial-grade excimer lasers optimized for this application. The current state-of-the-art product for this application is our excimer VYPER laser, which delivers over 1000W of power, enabling customers to scale to current Generation 5.5 & 6 substrates all the way up to Generation 8 sizes. These systems are integral to the manufacturing process on all leading LTPS-based smart phone displays, with the highest commercially available pixel densities of greater than 300 pixels per inch (ppi), with the current trends going to even higher ppi (>500 ppi) for high end smart phones, and hold the potential for deployment in tablet display and OLED TV manufacturing. Excimer based LTPS is also enabling a new generation of flexible OLED displays which have already seen some implementation in leading smart phones and wearables and are poised for rapid growth in the near future.
Our AVIA, Rapid, Talisker, Monaco and DIAMOND CO2 and CO lasers are also used in other production processes for FPDs. These processes include drilling, cutting, patterning, marking and yield improvement.
Microelectronics—advanced packaging and interconnects

After a wafer is patterned, there are then a host of other processes, referred to as back-end processing, which finally result in a packaged encapsulated silicon chip. Ultimately, these chips are then assembled into finished products. The advent of high-speed logic and high-memory content devices has caused chip manufacturers to look for alternative technologies to improve performance and lower process costs. In terms of materials, this search includes new types of materials, such as low-k and thinner silicon. Our AVIA, Rapid, Talisker, Monaco and Matrix lasers provide economical methods of cutting and scribing these wafers while delivering higher yields than traditional mechanical methods.
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
Excimer laser based LTPS is a key technology for producing high resolution OLED displays in general and flexible OLED displays in particular. We believe we are well positioned to take advantage of the rapid growth that is projected for OLED displays in smart phones and other mobile devices over the next several years with our Vyper and LineBeam systems.
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
In the medical therapeutic area, we see solid business with several opportunities for growth. We supply excimer lasers used in refractive eye surgery and are actively involved in further developments in laser vision correction including the use of ultrafast lasers in applications such as laser cataract surgery where higher precision and use of advanced implants enable better and more reliable patient outcomes. Laser cataract surgery is still at a relatively early stage of adoption and is expected to see continued growth over the next several years. We also have opportunities in dental procedures for both hard and soft tissue ablation, with greatly improved patient comfort and outcome. In the area of photocoagulation, our Genesis OPSL yellow lasers are being used as the wavelength is particularly suitable for the treatment of blood vessels. In aesthetic laser procedures, we are an OEM supplier of CO2 and semiconductor lasers to the major manufacturers of equipment used in the latest procedures in dermatology and hair removal.
Scientific research and government programs
Worldwide scientific funding seems very stable overall, with some regions growing and others just holding their current level. Bright spots include the strong push in neuroscience to better understand how the brain functions. Lasers play a very important role in imaging brain structure as well as tracking activity in animal brains using techniques such as optogenetics. We believe that our current and upcoming products are well positioned to take advantage of this exciting opportunity. In physics and chemistry applications, our recent product introductions of high performance and industrially hardened ultrafast products have been very well received. While this is a very competitive market, we expect that our new products will position us for growth.

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
SALES AND MARKETING
We primarily market our products in the United States through a direct sales force. We sell internationally through direct sales personnel located in Canada, France, Germany, Italy, Japan, the Netherlands, China, South Korea, Taiwan and the United Kingdom, as well as through independent representatives in certain jurisdictions around the world. Our foreign sales are made principally to customers in South Korea, Japan, Germany, China and other European and Asia-Pacific countries. Foreign sales accounted for 76% of our net sales in fiscal 2016, 73% of our net sales in fiscal 2015 and 74% of our net sales in fiscal 2014. Sales made to independent representatives and distributors are generally priced in U.S. dollars. A large portion of foreign sales that we make directly to customers are priced in local currencies and are therefore subject to currency exchange fluctuations. Foreign sales are also subject to other normal risks of foreign operations such as protective tariffs, export and import controls and political instability.
We had one customer, Advanced Process Systems Corporation, who contributed more than 10% of revenue during fiscal 2016, 2015 and 2014. We had another major customer, Japanese Steel Works, Ltd., who contributed more than 10% of revenue during fiscal 2016.
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
RESEARCH AND DEVELOPMENT
We are constantly developing and introducing new products as well as improving and refining existing products to better serve the markets we participate in. Our development efforts are focused on designing and developing products, services and solutions that anticipate customers' changing needs and emerging technological trends. Our efforts are also focused on identifying the areas where we believe we can make valuable contributions. Research and development expenditures for fiscal 2016 were $81.8 million, or 9.5% of net sales compared to $81.5 million, or 10.2% of net sales for fiscal 2015 and $79.1 million, or 10.0% of net sales for fiscal 2014. We work closely with customers, both individually and through our sponsored seminars, to develop products to meet customer application and performance needs. In addition, we are working with leading research and educational institutions to develop new photonics based solutions.

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
As part of our strategy to increase our market share and customer support in Asia as well as our continuing efforts to manage costs, we have transferred the production of additional products into both of our Singapore and Malaysia factories. In addition, we expanded our repair activities in our China and South Korea operations and also opened a tube refurbishment manufacturing site in South Korea. This has allowed us to reduce service response time and inventories, providing benefits to us and to our customers. We have also established an International Procurement Office in Singapore and have been increasing our sourcing of materials from Asia to reduce material costs on a global basis. In fiscal 2015, we increased our vertical integration capabilities with the asset acquisition of the Tinsley Optics business from L-3 Communications Corporation.
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
Operations
Our products are manufactured at our sites in Santa Clara, Sunnyvale and Richmond, California; Wilsonville, Oregon; East Hanover, New Jersey; Bloomfield, Connecticut; Salem, New Hampshire; Lübeck, Germany; Göttingen, Germany; Kaiserslautern, Germany; Glasgow, Scotland; YongIn-Si, South Korea; Kallang Sector, Singapore; and Penang, Malaysia. In addition, we also use contract manufacturers for the production of certain assemblies and turnkey solutions. Our ion gas lasers, a portion of our DPSS lasers that are used in microelectronics, scientific research and materials processing applications, semiconductor lasers, OPS lasers, fiber lasers and ultrafast scientific lasers are manufactured at our Santa Clara, California site. Our laser diode module products, laser instrumentation products, test and measurement equipment products are manufactured in Wilsonville, Oregon. We manufacture exotic crystals in East Hanover, New Jersey and both active and passive fibers are manufactured in our Salem, New Hampshire facility. Our CO2 and CO gas lasers are manufactured in Bloomfield, Connecticut. We manufacture our LMT products in Bloomfield, Connecticut and Singapore. We manufacture a portion of our DPSS lasers used in microelectronics and OEM components and instrumentation applications in Lübeck, Germany. We manufacture a portion of our DPSS lasers used in microelectronics, OEM components and instrumentation and materials processing applications in Kaiserslautern, Germany. Our excimer gas laser products are manufactured in Göttingen, Germany. We refurbish excimer tubes at our manufacturing site in South Korea. We manufacture the fiber-based lasers and a portion of our DPSS lasers used in microelectronics and scientific research applications in Glasgow, Scotland. Our facility in Sunnyvale, California grows the aluminum-free materials that are incorporated into our semiconductor lasers. Our facility in Richmond, California manufactures large form factor optics for our Linebeam excimer laser annealing systems. We have transferred several products and subassemblies for manufacture at our Singapore and Malaysia facilities and are continuing to transfer additional product manufacturing to Singapore and Malaysia as part of our worldwide manufacturing cost reduction strategy.

INTELLECTUAL PROPERTY
We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. As of October 1, 2016, we held approximately 565 U.S. and foreign patents, which expire from 2016 through 2032 (depending on the payment of maintenance fees) and we have approximately 133 additional pending patent applications that have been filed. The issued patents cover various products in all of the major markets that we serve.
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
COMPETITION
Competition in the various photonics markets in which we provide products is very intense. We compete against a number of large public and private companies including CVI Melles Griot, Novanta Inc., IPG Photonics Corporation, Lumentum Holdings Inc., MKS Instruments, Inc., and Trumpf GmbH, as well as other smaller companies. We compete globally based on our broad product offering, reliability, cost, and performance advantages for the widest range of commercial and scientific research applications. Other considerations by our customers include warranty, global service and support and distribution.
BACKLOG
At fiscal 2016 year-end, our backlog of orders scheduled for shipment (within one year) was $605.3 million compared to $309.5 million at fiscal 2015 year-end. By segment, backlog for SLS was $515.2 million and $219.3 million, respectively, at fiscal 2016 and 2015 year-ends. Backlog for CLC was $90.1 million and $90.2 million, respectively, at fiscal 2016 and 2015 year-ends. The increase in SLS backlog from fiscal 2015 to fiscal 2016 year-end is primarily due to timing of large excimer laser annealing system orders, net of shipments, for the flat panel display market, which explains the increase in overall company backlog as well. Orders used to compute backlog are generally cancelable and, depending on the notice period, are subject to rescheduling by our customers without substantial penalties. Historically, we have not experienced a significant rate of cancellation or rescheduling, though we cannot guarantee that the rate of cancellations or rescheduling will not increase in the future.
SEASONALITY
We have historically experienced decreased revenue in the first fiscal quarter compared to other quarters in our fiscal year due to the impact of time off and business closures at our facilities and those of many of our customers due to year-end holidays. For example over the past 10 years we have noted, excluding certain recovery years, our first fiscal quarter revenues have ranged 2%-12% below the fourth quarter of the prior fiscal years. This historical pattern should not be considered a reliable indicator of the Company's future net sales or financial performance.
EMPLOYEES
As of fiscal 2016 year-end, we had 2,787 employees. Approximately 396 of our employees are involved in research and development; 1,786 of our employees are involved in operations, manufacturing, service and quality assurance; and 605 of our employees are involved in sales, order administration, marketing, finance, information technology, general management and other administrative functions. Our success will depend in large part upon our ability to attract and retain employees. We face competition in this regard from other companies, research and academic institutions, government entities and other organizations. We consider our relations with our employees to be good.
ACQUISITIONS
On November 7, 2016, we acquired Rofin, one of the world's leading developers and manufacturers of high-performance industrial laser sources and laser-based solutions and components. See "Recent Developments" for further discussion of the acquisition and the Credit Agreement.
In July 2015, we acquired certain assets of Raydiance, Inc. ("Raydiance") for approximately $5.0 million, excluding transaction costs. Raydiance manufactured complete tools and lasers for ultrafast processing systems and subsystems in the precision micromachining processing market. The Raydiance assets have been included in our Specialty Lasers and Systems segment.

In July 2015, we acquired the assets and certain liabilities of the Tinsley Optics ("Tinsley") business from L-3 Communications Corporation for approximately $4.3 million, excluding transaction costs. Tinsley is a specialized manufacturer of high precision optical components and subsystems sold primarily in the aerospace and defense industry. Tinsley manufactures the large form factor optics for our excimer laser annealing systems. The Tinsley assets have been included in our Specialty Lasers and Systems segment.
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
SEGMENT INFORMATION
We are organized into two operating segments: SLS and CLC. This segmentation reflects the go-to-market strategies for various products and markets. While both segments deliver cost-effective photonics solutions, SLS develops and manufactures configurable, advanced performance products largely serving the microelectronics, scientific research and government programs and OEM components and instrumentation markets. The size and complexity of many of the SLS products require service to be performed at the customer site by factory-trained field service engineers. CLC focuses on higher volume products that are offered in set configurations. The product architectures are designed for easy exchange at the point of use such that substantially all product service and repairs are based upon advanced replacement and depot (i.e., factory) repair. CLC's primary markets include materials processing, OEM components and instrumentation and microelectronics.
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
FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES
Financial information relating to foreign and domestic operations for fiscal years 2016, 2015 and 2014, is set forth in Note 15, "Segment and Geographic Information" of our Notes to Consolidated Financial Statements under Item 15 of this annual report.

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
RISKS RELATED TO THE MERGER WITH ROFIN
We may not be able to integrate the business of Rofin successfully with our own or realize the anticipated benefits of the merger.
We will be required to devote significant management attention and resources to integrating our business practices with those of Rofin. Potential difficulties that we may encounter as part of the integration process include the following:

•	the inability to successfully combine our business with Rofin in a manner that permits the combined company to achieve the full synergies and other benefits anticipated to result from the merger;

•
complexities associated with managing the combined businesses, including difficulty addressing possible differences in corporate cultures and management philosophies and the challenge of integrating products, services, complex and different information technology systems, technology, networks and other assets of each of the companies in a cohesive manner; and

•
potential unknown liabilities and unforeseen increased expenses or delays related to the merger and the integration of Rofin, including as a result of the requirement for holding separate Rofin’s business located in Hull, England.

In addition, we have operated independently prior to the merger and it is possible that the integration process following the merger could result in:

•	diversion of the attention of our management; and

•
the disruption of, or the loss of momentum in, our business or inconsistencies in standards, controls, procedures or policies, any of which could adversely affect our ability to maintain relationships with customers, suppliers, employees and other constituencies or our ability to achieve the anticipated benefits of the merger, or could reduce our earnings or otherwise adversely affect our business and financial results.

•
In addition, prior to the merger, Rofin’s business faced risks and uncertainties, including those faced by our business and identified below. Rofin’s business may not meet future expectations due to these factors despite our integration efforts.

Our future results will suffer if we do not effectively manage our expanded operations following the merger.
Following the merger, the size of the business of the combined company has increased significantly. Our future success depends, in part, upon our ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that we will be successful or that we will realize the expected synergies and benefits anticipated from the merger.
We have incurred and will continue to incur substantial expenses related to the merger with and the integration of Rofin.
We have and expect to continue to incur substantial expenses in connection with the merger and the integration of Rofin. There are a large number of processes, policies, procedures, operations, technologies and systems that will need to be integrated, including purchasing, accounting and finance, sales, payroll, pricing, marketing and employee benefits. While we have assumed that a certain level of expenses will be incurred, there are many factors beyond our control that could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These expenses could, particularly in the near term, exceed the savings we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings. These integration expenses could result in significant charges to earnings which we cannot currently quantify.

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
Our indebtedness following the merger is substantially greater than our indebtedness prior to the merger. This increased level of indebtedness could adversely affect us, including by decreasing our business flexibility, and will increase our borrowing costs.
In November 2016 we entered into the Credit Agreement which provides for a 670 million Euro term loan, all of which has been drawn, and a $100 million revolving credit facility, under which a 10 million Euro letter of credit has been issued. We may incur additional indebtedness in the future by accessing the revolving credit facility under the Credit Agreement and/or entering into new financing arrangements. Our ability to pay interest and repay the principal of our current indebtedness is dependent upon our ability to manage our business operations and the ongoing interest rate environment. There can be no assurance that we will be able to manage any of these risks successfully.
The Credit Agreement contains customary affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations, and negative covenants, including covenants limiting the ability of us and our subsidiaries to, among other things, incur debt, grant liens, make investments, make certain restricted payments, transact with affiliates, and sell assets. The Credit Agreement also requires us and our subsidiaries to maintain a senior secured net leverage ratio as of the last day of each fiscal quarter of less of than or equal to 3.50 to 1.00.  The Credit Agreement contains customary events of default that include, among other things, payment defaults, cross defaults with certain other indebtedness, violation of covenants, inaccuracy of representations and warranties in any material respect, change in control of the Company and the Borrower, judgment defaults, and bankruptcy and insolvency events. If an event of default exists, the lenders may require the immediate payment of all Obligations, as defined in the Credit Agreement, and may exercise certain other rights and remedies provided for under the Credit Agreement, the other loan documents and applicable law. The acceleration of such obligations is automatic upon the occurrence of a bankruptcy and insolvency event of default. There can be no assurance that we will have sufficient financial resources or we will be able to arrange financing to repay our borrowings at such time.
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
We may not be able to divest the Rofin business located in Hull, England on favorable terms.
On October 26, 2016, the European Commission approved under the EU Merger Regulation our acquisition of Rofin, conditional on the divestment of Rofin’s low power CO2 laser business based in Hull, United Kingdom (the “Hull Business”) after the closing of the acquisition. We are required to hold the Hull Business separate until such time as it is divested. During fiscal years 2013 through 2015, the Hull Business had annual revenues of approximately 23-25 million British Pound Sterling and, accordingly, we will not have the revenue from the Hull Business once it is sold. If we are unable to successfully timely divest the Hull Business or if the European Commission does not approve a proposed sale thereof, then a divestiture trustee may be appointed by the European Commission and the terms for any sale of the Hull Business will be at the discretion of such trustee. During the period of time in which we are holding the Hull Business separate, the conditions for such structure may be a distraction on certain members of our senior management team.

BUSINESS ENVIRONMENT AND INDUSTRY TRENDS

Our operating results, including net sales, net income (loss) and adjusted EBITDA in dollars and as a percentage of net sales, as well as our stock price have varied in the past, and our future operating results, including those results from the newly acquired Rofin business, will continue to be subject to quarterly and annual fluctuations based upon numerous factors, including those discussed in this Item 1A and throughout this report. Our stock price will continue to be subject to daily variations as well. Our future operating results and stock price may not follow any past trends or meet our guidance and expectations.
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

In the flat panel display market, there are a relatively limited number of manufacturers who are the end customers for our annealing products. In fiscal 2016, Advanced Process Systems Corporation, an integrator in the flat panel display market based in South Korea, and Japanese Steel Works, Ltd., an integrator in the flat panel display market based in Japan, contributed more than 10% of our revenue. Given macroeconomic conditions, varying consumer demand and technical process limitations at manufacturers, our customers may seek to reschedule or cancel orders. This was recently seen with a requested expedited shipment of a Linebeam 1500 product for our third fiscal quarter of 2015, which delivery date was then changed at the customer’s request back to its originally scheduled date in the fourth fiscal quarter of 2015. These larger flat panel-related systems have large average selling prices. Any rescheduling or canceling of such orders by our customers will likely have a significant impact on our quarterly or annual net sales and results of operations and could negatively impact inventory values and backlog. Additionally, challenges in meeting evolving technological requirements for these complex products by us and our suppliers could also result in delays in shipments, rescheduled or canceled orders by our customers. This could negatively impact our backlog, timing of net sales and results of operations.
As of October 1, 2016, flat panel display systems represented 63% of our backlog, compared to 32% at October 3, 2015. Since our backlog includes higher average selling price flat panel display systems, any delays or cancellation of shipments could have a material adverse effect on our financial results.
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
Uncertainty in global fiscal policy has likely had an adverse impact on global financial markets and overall economic activity in recent years. Should this uncertain financial policy recur, it would likely negatively impact global economic activity. Any weakness in global economies would also likely have negative repercussions on U.S. and global credit and financial markets, and further exacerbate sovereign debt concerns in the European Union. All of these factors would likely adversely impact the global demand for our products and the performance of our investments, and would likely have a material adverse effect on our business, results of operations and financial condition.
The financial turmoil that has affected the banking system and financial markets in recent years could result in tighter credit markets and lower levels of liquidity in some financial markets. There could be a number of follow-on effects from a tightened credit environment on our business, including the insolvency of key suppliers or their inability to obtain credit to finance development and/or manufacture products resulting in product delays; inability of customers to obtain credit to finance purchases of our products and/or customer insolvencies; and failure of financial institutions negatively impacting our treasury functions. In the event our customers are unable to obtain credit or otherwise pay for our shipped products it could significantly impact our ability to collect on our outstanding accounts receivable. Other income and expense also could vary materially from expectations depending on gains or losses realized on the sale or exchange of financial instruments; impairment charges resulting from revaluations of debt and equity securities and other investments; interest rates; cash balances; and changes in fair value of derivative instruments. Volatility in the financial markets and any overall economic uncertainty increase the risk that the actual amounts realized in the future on our financial instruments could differ significantly from the fair values currently assigned to them. Uncertainty about current global economic conditions could also continue to increase the volatility of our stock price.
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
For fiscal 2016, fiscal 2015 and fiscal 2014, 76%, 73% and 74%, respectively, of our net sales were derived from customers outside of the United States. A majority of Rofin’s sales have also been to customers outside of the United States in recent years. We anticipate that foreign sales, particularly in Asia, will continue to account for a significant portion of our net sales in the foreseeable future.
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
Competition in the various photonics markets in which we provide products is very intense. We compete against a number of large public and private companies, including CVI Melles Griot, Novanta Inc., IPG Photonics Corporation, Lumentum Holdings Inc., MKS Instruments, Inc. and Trumpf GmbH, as well as other smaller companies. Some of our competitors are large companies that have significant financial, technical, marketing and other resources. These competitors may be able to devote greater resources than we can to the development, promotion, sale and support of their products. Some of our competitors are much better positioned than we are to acquire other companies in order to gain new technologies or products that may displace our product lines. Any of these acquisitions could give our competitors a strategic advantage. Any business combinations or mergers among our competitors, forming larger companies with greater resources, could result in increased competition, price reductions, reduced margins or loss of market share, any of which could materially and adversely affect our business, results of operations and financial condition.
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
 We have in the past made strategic acquisitions of other corporations and entities, including Rofin in November 2016, as well as asset purchases, and we continue to evaluate potential strategic acquisitions of complementary companies, products and technologies. In the event of any future acquisitions, we could:

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
For our fiscal years 2016, 2015 and 2014, our research and development costs were $81.8 million (9.5% of net sales), $81.5 million (10.2% of net sales) and $79.1 million (10.0% of net sales), respectively. We cannot assure you that our expenditures for research and development will result in the introduction of new products or, if such products are introduced, that those products will achieve sufficient market acceptance or to generate sales to offset the costs of development. Our failure to address rapid technological changes in our markets could adversely affect our business and results of operations.
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
As a global company, we are subject to taxation in the United States and various other countries and jurisdictions. Significant judgment is required to determine our worldwide tax liabilities. A number of factors may affect our future effective tax rates including, but not limited to:

•	changes in the composition of earnings in countries or states with differing tax rates;

•	changes the assessment of the ability to recognize our deferred tax assets and change in the valuation of our deferred tax liabilities;

•
the resolution of issues arising from tax audits with various tax authorities, and in particular, the outcome of the German tax audits of our tax returns for fiscal years 2011 - 2014 and the U.S. tax audit of our tax return for fiscal year 2013;

•
changes in our global structure that involve acquisitions including the Rofin acquisition, or an increased investment in technology outside of the United States to better align asset ownership and business functions with revenues and profits;

•	adjustments to estimated taxes upon finalization of various tax returns;

•	increases in expenses not deductible for tax purposes, including impairments of goodwill in connection with acquisitions;

•	our ability to meet the eligibility requirements for tax holidays of limited time tax-advantage status;

•	changes in available tax credits;

•	changes in share-based compensation;

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
Not Applicable.

ITEM 2.    PROPERTIES
Our corporate headquarters is located in Santa Clara, California. At fiscal 2016 year-end, our locations with larger than 10,000 square feet were as follows (all square footage is approximate) (unless otherwise indicated, each property is utilized jointly by our two segments):

	Description	Use	Term*
Santa Clara, CA	8.5 acres of land, 200,000 square feet	Corporate headquarters, manufacturing, R&D	Owned
Santa Clara, CA	90,120 square feet	Office	Leased through July 2020
Sunnyvale, CA (1)	24,159 square feet	Office, manufacturing, R&D	Leased through December 2023
Richmond, CA (2)	37,952 square feet	Office, manufacturing, R&D	Leased through November 2022
Richmond, CA (2)	30,683 square feet	Office, manufacturing, R&D	Leased through February 2019
Richmond, CA (2)	11,500 square feet	Warehouse	Leased through November 2017
Bloomfield, CT (1)	72,996 square feet	Office, manufacturing, R&D	Leased through December 2017
East Hanover, NJ (2)	29,932 square feet	Office, manufacturing, R&D	Leased through January 2025
Wilsonville, OR (1)	41,250 square feet	Office, manufacturing, R&D	Leased through December 2018
Salem, NH(1)	44,153 square feet	Office, manufacturing, R&D	Leased through October 2024
Dieburg, Germany	32,123 square feet	Office	Leased through December 2020
Göttingen, Germany (2)	14.2 acres of land, several buildings totaling 224,753 square feet	Office, manufacturing, R&D	Owned
Lübeck, Germany (2)	40,944 square feet	Office, manufacturing, R&D	Leased through December 2018
Lübeck, Germany (2)	22,583 square feet	Manufacturing, R&D	Leased through October 2018 with option to purchase building
Lübeck, Germany (2)	8,095 square feet	Office, manufacturing, R&D	Leased through April 2017
Lübeck, Germany (2)	7,578 square feet	Warehouse	Leased through April 2017
Kaiserslautern, Germany (2)	33,740 square feet	Office, manufacturing, R&D	Leased through September 2017
Glasgow, Scotland (2)	2 acres of land, 31,600 square feet	Office, manufacturing, R&D	Owned
Tokyo, Japan	17,602 square feet	Office	Leased through June 2018
Shanghai, China	11,127 square feet	Office	Leased through May 2017
Beijing, China	10,739 square feet	Office	Leased through July 2018
Seoul, South Korea	19,119 square feet	Office	Leased through June 2017
YongIn-Si, South Korea (2)	33,074 square feet	Office, manufacturing	Leased through November 2017
Kallang Sector, Singapore	39,332 square feet	Office, manufacturing	Leased through January 2022
Penang, Malaysia	12,519 square feet	Office, manufacturing	Leased through August 2017
_________________________________________

(1)	This facility is utilized primarily by our CLC operating segment.

(2)	This facility is utilized primarily by our SLS operating segment.

*	We currently plan to renew leases on buildings as they expire.

We maintain other sales and service offices under varying leases expiring from 2017 through 2020 in Japan, China, Taiwan, France, Italy, the United Kingdom and the Netherlands.
We consider our facilities to be both suitable and adequate to provide for current and near term requirements and that the productive capacity in our facilities is substantially being utilized or we have plans to utilize it.

ITEM 3.    LEGAL PROCEEDINGS
We are subject to legal claims and litigation arising in the ordinary course of business, such as product liability, employment or intellectual property claims, including, but not limited to, the matters described below. On May 14, 2013, IMRA America (“Imra”) filed a complaint for patent infringement against two of our subsidiaries in the Regional Court of Düsseldorf, Germany, captioned In re IMRA America Inc. versus Coherent Kaiserslautern GmbH et. al. 4b O 38/13. The complaint alleges that the use of certain of the Company’s lasers infringes upon EP Patent No. 754,103, entitled “Method For Controlling Configuration of Laser Induced Breakdown and Ablation,” issued November 5, 1997. The patent, now expired in all jurisdictions, is owned by the University of Michigan and licensed to Imra. The complaint seeks unspecified compensatory damages, the cost of court proceedings and seeks to permanently enjoin the Company from infringing the patent in the future. Following the filing of the infringement suit, our subsidiaries filed a separate nullity action with the Federal Patent Court in Munich, Germany requesting that the court hold that the Patent was invalid based on prior art. On October 1, 2015, the Federal Patent Court ruled that the German portion of the Patent was invalid. Imra has appealed this decision to the Federal Court of Justice, the highest civil jurisdiction court in Germany. The infringement action is currently stayed pending the outcome of such appeal. Management has made an accrual with respect to this matter and has determined, based on its current knowledge, that the amount or range of reasonably possible losses in excess of the amounts already accrued is not reasonably estimable. Although we do not expect that such legal claims and litigation will ultimately have a material adverse effect on our consolidated financial position, results of operations or cash flows, an adverse result in one or more matters could negatively affect our results in the period in which they occur.
The United States and many foreign governments impose tariffs and duties on the import and export of certain products we sell.  From time to time our duty calculations and payments are audited by government agencies. During the second quarter of fiscal 2016, we concluded an audit in South Korea for customs duties and value added tax for the period March 2009 to March 2014. We paid $1.6 million related to this matter in the second quarter of fiscal 2016 and have no remaining accrual at October 1, 2016.
Income Tax Audits
We are subject to taxation and file income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. For U.S. federal income tax purposes, all years prior to fiscal 2011 are closed. The Company agreed to extend the statutes of limitations for its fiscal 2011 and 2012 U.S. federal tax returns to June 17, 2017 due to an ongoing Advanced Pricing Agreement (“APA”) between the U.S. and Korea. In March 2016, the Internal Revenue Service (IRS) issued an audit notice and Information Documentation Requests (IDRs) for fiscal 2013. The audit is currently in progress and the statute of limitation was extended to December 31, 2017. In our major foreign jurisdictions and our major state jurisdictions, the years prior to fiscal 2011 and 2012, respectively, are closed to examination. Earlier years in our various jurisdictions may remain open for adjustment to the extent that we have tax attribute carryforwards from those years.
In December 2011 and January 2012, three of our German subsidiaries received notices of tax audits for the fiscal years 2006 through 2010. The audits were completed in the third quarter of fiscal 2016. As a result of the settlement, our gross uncertain tax positions decreased by approximately $4.9 million. The net provision impact of the adjustments was immaterial to the consolidated statement of operations.
In July 2015 and March 2016, Coherent Kaiserslautern GmbH (formerly Lumera Laser GmbH) received tax audit notices for the fiscal years 2010 to 2014. The audit began in August 2015. We acquired the shares of Lumera Laser GmbH in December 2012 and, pursuant to the terms of the acquisition agreement, we should not have responsibility for any assessments related to the pre-acquisition period. In June, 2016, Coherent Holding GmbH and Coherent Deutschland GmbH each received a tax audit notice for the fiscal years 2011 to 2014. The audit began in the fourth quarter of fiscal 2016. Coherent GmbH,  Coherent LaserSystems GmbH & Co. KG and Coherent Germany GmbH received audit notices for the period that they were in existence during the fiscal years 2011 through 2014 and the audit work is scheduled to commence in January 2017.
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

	Fiscal
	2016		2015
	High	Low	High	Low
First quarter	$68.33	$52.46	$65.15	$54.53
Second quarter	$92.58	$57.96	$67.97	$54.30
Third quarter	$98.26	$84.11	$68.14	$60.00
Fourth quarter	$111.63	$89.43	$63.66	$53.09
The number of stockholders of record as of November 28, 2016 was 746. While we paid a cash dividend in fiscal 2013 and may elect to pay dividends in the future, we have no present intention to declare cash dividends. Our line of credit agreement, signed on November 7, 2016, includes certain restrictions on our ability to pay cash dividends.
There were no sales of unregistered securities in fiscal 2016.
There were no stock repurchases during the fourth quarter of fiscal 2016.
Refer to Note 11 "Stock Repurchases" of our Notes to Consolidated Financial Statements under Item 15 of this annual report for discussion on repurchases during fiscal 2015 and 2014.

COMPANY STOCK PRICE PERFORMANCE
The following graph shows a five-year comparison of cumulative total stockholder return, calculated on a dividend reinvestment basis and based on a $100 investment, from October 1, 2011 through October 1, 2016 comparing the return on our common stock with the Russell 2000 Index, the Standard and Poors Technology Index and the Nasdaq Composite Index. The stock price performance shown on the following graph is not necessarily indicative of future price performance.
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN AMONG COHERENT, INC.,
THE RUSSELL 2000 INDEX, THE S&P TECHNOLOGY INDEX AND
THE NASDAQ COMPOSITE INDEX.

		INDEXED RETURNS
	Base Period	Years Ending
Company Name / Index	10/1/2011	9/29/2012	9/28/2013	9/27/2014	10/3/2015	10/1/2016
Coherent, Inc.	100	106.75	145.69	149.54	129.91	262.63
Russell 2000 Index	100	131.91	171.62	181.14	182.74	208.43
S&P Technology Index	100	132.41	142.36	182.68	189.68	229.51
Nasdaq Composite Index	100	130.53	160.67	194.05	204.85	234.02
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
We derived the consolidated statement of operations data for fiscal 2016, 2015 and 2014 and the consolidated balance sheet data as of fiscal 2016 and 2015 year-end from our audited consolidated financial statements, and accompanying notes, contained in this annual report. The consolidated statements of operations data for fiscal 2013 and 2012 and the consolidated balance sheet data as of fiscal 2014, 2013 and 2012 year-end are derived from our consolidated financial statements which are not included in this annual report.

Consolidated financial data	Fiscal 2016 (1)	Fiscal 2015 (2)	Fiscal 2014	Fiscal 2013 (3)	Fiscal 2012 (4)
	(in thousands, except per share data)
Net sales	$857,385	$802,460	$794,639	$810,126	$769,088
Gross profit	$381,392	$335,399	$313,390	$322,271	$315,985
Net income	$87,502	$76,409	$59,106	$66,355	$62,962
Net income per share(5):
Basic	$3.62	$3.09	$2.39	$2.75	$2.67
Diluted	$3.58	$3.06	$2.36	$2.70	$2.62
Shares used in computation(5):
Basic	24,142	24,754	24,760	24,138	23,561
Diluted	24,415	24,992	25,076	24,555	24,026
Total assets *	$1,161,148	$968,947	$999,375	$966,478	$880,772
Other long-term liabilities *	$48,826	$49,939	$62,407	$62,132	$55,328
Stockholders' equity	$910,828	$796,418	$819,649	$758,518	$671,656
Other data:
Cash dividends declared per share	$—	$—	$—	$1.00	$—

*In November 2015, the FASB issued amended guidance that clarifies that in a classified statement of financial position, an entity shall classify deferred tax liabilities and assets as noncurrent amounts. The new guidance supersedes ASC 740-10-45-5 which required the valuation allowance for a particular tax jurisdiction be allocated between current and noncurrent deferred tax assets for that tax jurisdiction on a pro rata basis. We elected to early adopt the standard retrospectively in fiscal 2016, which resulted in the reclassification of current deferred income tax assets to non-current deferred income tax assets and non-current deferred income tax liabilities on our consolidated balance sheets for fiscal 2016 and 2015. The impact of the reclassifications to deferred tax assets and liabilities for fiscal 2014, 2013 and 2012 was immaterial.
_______________________________________________________________________________

(1)
Includes $6.4 million of after tax costs related to the acquisition of Rofin, a $1.4 million after-tax loss on our hedge of our foreign exchange risk related to the commitment of our term loan to finance the acquisition of Rofin, $0.8 million after-tax interest expense on the commitment of our term loan to finance the acquisition of Rofin and a benefit of $1.2 million from the renewal of the R&D tax credit for fiscal 2015.

(2)
Includes a charge of $1.3 million after tax for the impairment of our investment in SiOnyx, a $1.3 million after-tax charge for an accrual related to an ongoing customs audit, a benefit of $1.1 million from the renewal of the R&D tax credit for fiscal 2014 and $1.3 million gain on our purchase of Tinsley in the fourth quarter of fiscal 2015.

(3)	Includes a tax benefit of $1.4 million from the renewal of the R&D tax credit for fiscal 2012.

(4)
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

	Fiscal
	2016	2015	2014
	(Dollars in thousands)
Bookings	$1,412,096	$765,174	$890,531
Book-to-bill ratio	1.65	0.95	1.12
Net Sales—Specialty Lasers and Systems	$631,313	$559,593	$565,552
Net Sales—Commercial Lasers and Components	$226,072	$242,867	$229,087
Gross Profit as a Percentage of Net Sales—Specialty Lasers and Systems	48.3%	45.3%	42.1%
Gross Profit as a Percentage of Net Sales—Commercial Lasers and Components	35.0%	34.9%	33.9%
Research and Development Expenses as a Percentage of Net Sales	9.5%	10.2%	10.0%
Income Before Income Taxes	$122,896	$99,568	$79,219
Net Cash Provided by Operating Activities	$105,299	$124,458	$91,379
Days Sales Outstanding in Receivables	69.6	63.8	62.2
Annualized Fourth Quarter Inventory Turns	2.5	3.0	2.9
Capital Spending as a Percentage of Net Sales	5.8%	2.8%	2.9%
Net Income as a Percentage of Net Sales	10.2%	9.5%	7.4%
Adjusted EBITDA as a Percentage of Net Sales	22.6%	19.3%	17.2%
Definitions and analysis of these performance indicators are as follows:
Bookings and Book-to-Bill Ratio
Bookings represent orders received during the current period for products and services. While we generally have not experienced a significant rate of cancellation, bookings are generally cancelable, depending on the notice period, by our customers without substantial penalty and, therefore, we cannot assure all bookings will be converted to net sales.
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
Fiscal 2016 bookings increased 85% from bookings in fiscal 2015 and our book-to-bill ratio increased from 0.95 in fiscal 2015 to 1.65 in fiscal 2016. The bookings increase included increases in the microelectronics (170%), materials processing (13%) and OEM components and instrumentation (9%) markets partially offset by decreases in the scientific (3%) market. Although fiscal 2016 bookings increased, bookings in the fourth quarter of fiscal 2016 decreased 36% from the third quarter of fiscal 2016, with decreases in the microelectronics, materials processing and OEM components and instrumentation markets partially offset by increases in the scientific market.

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
Microelectronics
Although fiscal 2016 bookings increased 170% from bookings in fiscal 2015 and the book-to-bill ratio for the year was 2.17, bookings in the fourth quarter of fiscal 2016 decreased 48% from the third quarter of fiscal 2016 primarily due to decreased systems orders net of higher service orders for the flat panel display market.
Flat panel display orders for fiscal 2016 increased 310% from orders in fiscal 2015 primarily due to the timing and mix of order placement by customers with orders received from multiple customers for large format Linebeam systems to be used in flexible organic light-emitting diode (OLED) production. Fourth quarter fiscal 2016 orders were 56% lower than those in the third quarter of fiscal 2016 primarily due to lower orders for Linebeam 1500 and 1000 systems, net of higher service bookings. We expect continued fluctuations in order volumes on a quarterly basis. After building significant flat panel display backlog during the first three quarters of fiscal 2016, in the fourth quarter system orders temporarily returned to a more modest level while flat panel display service orders and revenue were very strong. Some customers are adding capacity to take a larger share of the first wave of OLED adoption while others believe OLED will replace LCDs everywhere from handsets to mobile computing to TVs and signage. These customers are securing capacity to capitalize on these potential trends and, as a result, we have already booked $100 million of new orders in the first quarter of fiscal 2017, which together with our existing backlog fills out most of our existing fiscal 2018 capacity.
Advanced packaging ("API") orders decreased 29% for the full fiscal year and fourth quarter fiscal 2016 orders decreased 12% from orders in the third quarter of fiscal 2016. The API market continues to demonstrate variability based on project specific activity. There is an increased use of SiPs, or system in package, in the newest smartphones, which increases the number of interconnects and functionality in a smaller footprint. This will maintain pressure on the via drilling market in the next few quarters, but we believe the impact will be temporary since new applications like virtual reality need large amounts of processing power.
Orders from semiconductor capital equipment OEMs increased 5% for fiscal 2016 and were 26% higher in the fourth quarter of fiscal 2016 compared to the third quarter of fiscal 2016 due to increases in wafer inspection (investments for mobile logic chips) and ink jet nozzle printing applications. Service orders and shipments remain strong due to high utilization rates in most fabs. In addition, we saw favorable inventory corrections at certain customers that resulted in increased sales that we believe are sustainable. We do not anticipate any significant reduction in orders from the recent collapse of two proposed mergers in the semiconductor capital equipment market since they were largely complementary with respect to our ongoing business.
OEM Components and Instrumentation
Bookings in fiscal 2016 increased 9% from fiscal 2015 and the book-to-bill ratio for the year was 1.08. However, orders in the fourth quarter of fiscal 2016 decreased 3% from orders in the third quarter of fiscal 2016 due to lower orders for medical applications.
Instrumentation orders decreased 1% for the full fiscal year and fourth quarter fiscal 2016 orders increased 12% compared to the third quarter of fiscal 2016 due to timing of orders. Demand is strong for all submarkets in bioinstrumentation. In flow cytometry, market adoption of the test protocols and the proliferation of desktop instruments from existing and new market entrants are fueling growth. Bookings for confocal microscopy were solid. Our efforts in high-speed gene sequencing are resulting in increasing orders as we secure more design wins.
Orders for medical OEM products increased 13% for the full fiscal year 2016, but fourth quarter fiscal 2016 orders decreased 32% compared to the third quarter of fiscal 2016. In spite of the decrease in orders, the medical OEM market remains strong. The medical OEM market is being affected by M&A activity and reorganizations within existing customers, which is causing changes in demand, inventory practices and R&D spending. From our historical experience, we believe these are mostly temporary factors. By contrast, the consumables business is robust, suggesting the number of procedures being performed is stable to increasing.
Materials Processing

Annual bookings increased 13% from fiscal 2015 and fiscal 2016's book-to-bill ratio was 1.05. However, bookings in the fourth quarter of fiscal 2016 decreased 26% from the prior quarter due to lower orders for metal cutting and engraving applications. Bookings volumes in our materials processing business can vary significantly from quarter to quarter. In spite of the decrease in the fourth quarter of fiscal 2016, it was a record year for orders and sales in our materials processing business. A number of applications contributed to our success including thin metal cutting in consumer electronics packaging and additive manufacturing as well as short pulse processing for the automotive, medical device and machine tool industries.
Scientific and Government Programs
Although fiscal 2016 orders decreased 3% from bookings in fiscal 2015, the book-to-bill ratio for the year was 1.03. Orders in the fourth quarter of fiscal 2016 increased 37% from the third quarter of fiscal 2016 as the U.S., Asian and European markets delivered a typically strong fourth quarter performance. Our Astrella™ ultrafast amplifier is the leading solution in the research marketplace based upon performance and unit volumes; bookings were particularly strong in China, where funding for applied physics and physical chemistry is similar to that in the U.S. The Chameleon Discovery™, our most advanced light source for multiphoton imaging, had record unit and dollar bookings in the fourth quarter of fiscal 2016.
Net Sales
Net sales include sales of lasers, laser tools, related accessories and service. Net sales for fiscal 2016 increased 7% from fiscal 2015. Net sales for fiscal 2015 increased 1% from fiscal 2014. For a description of the reasons for changes in net sales refer to the "Results of Operations" section below.
Gross Profit as a Percentage of Net Sales
Gross profit as a percentage of net sales ("gross profit percentage") is calculated as gross profit for the period divided by net sales for the period. Gross profit percentage for SLS increased to 48.3% in fiscal 2016 from 45.3% in fiscal 2015 and from 42.1% in fiscal 2014. Gross profit percentage for CLC increased to 35.0% in fiscal 2016 from 34.9% in fiscal 2015 and from 33.9% in fiscal 2014. For a description of the reasons for changes in gross profit refer to the "Results of Operations" section below.
Research and Development as a Percentage of Net Sales
Research and development as a percentage of net sales ("R&D percentage") is calculated as research and development expense for the period divided by net sales for the period. Management considers R&D percentage to be an important indicator in managing our business as investing in new technologies is a key to future growth. R&D percentage decreased to 9.5% in fiscal 2016 from 10.2% in fiscal 2015 and 10.0% in fiscal 2014. For a description of the reasons for changes in R&D spending refer to the "Results of Operations" section below.
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
Days Sales Outstanding in Receivables
We calculate days sales outstanding ("DSO") in receivables as net receivables at the end of the period divided by net sales during the period and then multiplied by the number of days in the period, using 360 days for years. DSO in receivables indicates how well we are managing our collection of receivables, with lower DSO in receivables resulting in higher working capital availability. The more money we have tied up in receivables, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business. Our DSO in receivables for fiscal 2016 increased to 69.6 days from 63.8 days in fiscal 2015. The increase in DSO in receivables is primarily due to a higher concentration of receivables in Asia and Japan where DSOs are typically higher and the unfavorable impact of foreign exchange rates partially offset by a lower concentration of sales in the last month of the fiscal year in all regions.
Annualized Fourth Quarter Inventory Turns
We calculate annualized fourth quarter inventory turns as cost of sales during the fourth quarter annualized and divided by net inventories at the end of the fourth quarter. This indicates how well we are managing our inventory levels, with higher inventory turns resulting in more working capital availability and a higher return on our investments in inventory. The more money we have tied up in inventory, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business. Our annualized fourth quarter inventory turns for fiscal 2016 decreased to 2.5 turns from 3.0 turns in fiscal 2015 primarily due to the planned build-up of inventory levels in certain business units, primarily in microelectronics, to support increased demand for our large format Linebeam systems.
Capital Spending as a Percentage of Net Sales
Capital spending as a percentage of net sales ("capital spending percentage") is calculated as capital expenditures for the period divided by net sales for the period. Capital spending percentage indicates the extent to which we are expanding or improving our operations, including investments in technology and equipment. Management monitors capital spending levels as this assists us in measuring our cash flows, net of capital expenditures. Our capital spending percentage increased to 5.8% in fiscal 2016 from 2.8% in fiscal 2015 and 2.9% in fiscal 2014. The fiscal 2016 increase was primarily due to increased investments to expand our manufacturing capacity in Göttingen, Germany, upgrade certain of our production facilities in California and New Jersey and higher purchases of production-related assets, partially offset by the impact of higher revenues in fiscal 2016. The fiscal 2015 decrease was primarily due to lower purchases of production-related assets.
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
Below is the reconciliation of our net income as a percentage of net sales to our adjusted EBITDA as a percentage of net sales:

	Fiscal
	2016	2015	2014
Net income as a percentage of net sales	10.2%	9.5%	7.4%
Income tax expense	4.1%	2.9%	2.5%
Interest and other income (expense), net	0.8%	0.1%	0.3%
Depreciation and amortization	4.0%	4.1%	4.6%
Purchase accounting step up	—%	0.1%	—%
Gain on business combination	—%	(0.2)%	—%
Customs audit	—%	0.2%	—%
Costs related to acquisition of Rofin	1.1%	—%	—%
Impairment of investment	—%	0.3%	—%
Stock-based compensation	2.4%	2.3%	2.4%
Adjusted EBITDA as a percentage of net sales	22.6%	19.3%	17.2%
SIGNIFICANT EVENTS
Acquisitions and related financing
On November 7, 2016, we completed our previously announced acquisition of Rofin pursuant to the Merger Agreement dated March 16, 2016. Rofin is one of the world's leading developers and manufacturers of high-performance industrial laser sources and laser-based solutions and components. As a condition of the acquisition, we are required to divest ourselves of Rofin’s low power CO2 laser business based in Hull, United Kingdom, and will report this business separately as a discontinued operation until it is divested. The acquisition was an all-cash transaction at a price of $32.50 per share of Rofin common stock. The aggregate consideration paid by us to the former Rofin stockholders was approximately $904.5 million, excluding related transaction fees and expenses. We also paid $15.3 million due to the cancellation of options held by employees of Rofin. We funded the payment of the aggregate consideration with a combination of our available cash on hand and the proceeds from the Euro Term Loan described below. See Note 16, "Subsequent Events" in our Notes to Consolidated Financial Statements under Item 15 of this annual report for further discussion of the acquisition.
On November 7, 2016, we entered into a Credit Agreement (the “Credit Agreement”) with Barclays Bank PLC ("Barclays"), Bank of America, N.A. ("BAML") and The Bank of Tokyo-Mitsubishi UFJ, Ltd. ("MUFG"). The Credit Agreement provided for a 670.0 million Euro senior secured term loan facility (the “Euro Term Loan”) and a $100.0 million senior secured revolving credit facility. On November 7, 2016, the Euro Term Loan was drawn in full and its proceeds were used to finance the acquisition of Rofin and pay related fees and expenses. Also, on November 7, 2016, we used 10.0 million Euro of the capacity under the revolving credit facility for the issuance of a letter of credit. See Note 16, "Subsequent Events" in our Notes to Consolidated Financial Statements under Item 15 of this annual report for further discussion of the Credit Agreement.
In relation to the acquisition of Rofin, we paid Barclays, our financial advisor, a fee of approximately $9.5 million, $1.0 million of which was paid upon delivery of the fairness opinion in the second quarter of fiscal 2016, and was recorded in the selling, general and administrative line of the consolidated statements of operations, and the remaining portion of which was paid upon consummation of the acquisition in the first quarter of fiscal 2017. We also paid Barclays, BAML and MUFG together approximately $17.0 million and $5.6 million for underwriting and upfront fees, respectively, upon the close of the financing on November 7, 2016. See Note 16, "Subsequent Events" in our Notes to Consolidated Financial Statements under Item 15 of this annual report for further discussion of the completion of the acquisition and issuance of the financing.
On July 24, 2015, we acquired certain assets of Raydiance, Inc. ("Raydiance") for approximately $5.0 million, excluding transaction costs. Raydiance manufactured complete tools and lasers for ultrafast processing systems and subsystems in the precision micromachining processing market. The Raydiance assets have been included in our Specialty Lasers and Systems segment.
On July 27, 2015, we acquired the assets and certain liabilities of the Tinsley Optics ("Tinsley") business from L-3 Communications Corporation for approximately $4.3 million, excluding transaction costs. Tinsley is a specialized manufacturer of high precision optical components and subsystems sold primarily in the aerospace and defense industry. Tinsley manufactures the large form factor optics for our excimer laser annealing systems. The Tinsley assets have been included in our Specialty Lasers and Systems segment.
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
Stock Repurchases
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

RESULTS OF OPERATIONS—FISCAL 2016, 2015 AND 2014
Fiscal 2016 and 2014 consisted of 52 weeks. Fiscal 2015 consisted of 53 weeks.
Consolidated Summary

The following table sets forth, for the years indicated, the percentage of total net sales represented by the line items reflected in our consolidated statement of operations:

	Fiscal
	2016	2015	2014
	(As a percentage of net sales)
Net sales	100.0%	100.0%	100.0%
Cost of sales	55.5%	58.2%	60.6%
Gross profit	44.5%	41.8%	39.4%
Operating expenses:
Research and development	9.5%	10.2%	10.0%
Selling, general and administrative	19.7%	18.7%	19.4%
Gain on business combination	—%	(0.2)%	—%
Impairment of investment	—%	0.2%	—%
Amortization of intangible assets	0.4%	0.3%	0.4%
Total operating expenses	29.6%	29.2%	29.8%
Income from operations	14.9%	12.6%	9.6%
Other income (expense), net	(0.6)%	(0.2)%	0.4%
Income before income taxes	14.3%	12.4%	10.0%
Provision for income taxes	4.1%	2.9%	2.6%
Net income	10.2%	9.5%	7.4%
Refer to Item 6 "Selected Financial Data" for a description of significant events that impacted the results of operations for fiscal years 2016, 2015 and 2014.
Backlog
Backlog represents orders which we expect to be shipped within 12 months and the current portion of service contracts. Orders used to compute backlog are generally cancelable and, depending on the notice period, are subject to rescheduling by our customers without substantial penalties. Historically, we have not experienced a significant rate of cancellation or rescheduling, though we cannot guarantee that the rate of cancellations or rescheduling will not increase in the future. We had a backlog of orders shippable within 12 months of $605.3 million at October 1, 2016, including a significant concentration in the flat panel display market (63%) for customers which are primarily located in Asia.
Net Sales
Market Application
The following table sets forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by market application (dollars in thousands):

	Fiscal 2016		Fiscal 2015		Fiscal 2014
	Amount	Percentage of total net sales	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Microelectronics	$454,908	53.1%	$406,187	50.6%	$384,620	48.4%
OEM components and instrumentation	161,573	18.8%	168,741	21.0%	169,978	21.4%
Materials processing	124,011	14.5%	110,986	13.8%	118,569	14.9%
Scientific and government programs	116,893	13.6%	116,546	14.6%	121,472	15.3%
Total	$857,385	100.0%	$802,460	100.0%	$794,639	100.0%
During fiscal 2016, net sales increased by $54.9 million, or 7%, compared to fiscal 2015, including decreases due to the unfavorable impact of foreign exchange rates, with sales increases in the microelectronics, materials processing and scientific and government programs markets partially offset by decreases in the OEM components and instrumentation market. Microelectronics sales increased $48.7 million, or 12%, primarily due to higher shipments for flat panel display annealing systems and higher shipments for semiconductor applications partially offset by lower shipments for advanced packaging applications. Materials processing sales increased $13.0 million, or 12%, during fiscal 2016 primarily due to higher shipments for cutting, marking and other materials processing applications. The increase in scientific and government programs market sales of $0.3 million, or 0%, during fiscal 2016 was primarily due to higher demand for advanced research applications used by university and government research groups. The decrease in the OEM components and instrumentation market of $7.2 million, or 4%, during fiscal 2016 was primarily due to lower shipments for medical and machine vision applications partially offset by higher shipments for military and bio-instrumentation applications.
During fiscal 2015, net sales increased by $7.8 million, or 1%, compared to fiscal 2014, with sales increases in the microelectronics market partially offset by decreases in the materials processing, scientific and government programs and OEM components and instrumentation markets. Microelectronics sales increased $21.6 million, or 6%, primarily due to higher shipments for flat panel display annealing systems partially offset by lower shipments for semiconductor and advanced packaging applications. Materials processing sales decreased $7.6 million, or 6%, during fiscal 2015 primarily due to lower shipments for marking, non-metal drilling and non-metal cutting applications. The decrease in scientific and government programs market sales of $4.9 million, or 4%, during fiscal 2015 was primarily due to lower demand for advanced research applications used by university and government research groups in Europe. The decrease in the OEM components and instrumentation market of $1.2 million, or 1%, during fiscal 2015 was primarily due to lower shipments for medical and machine vision applications partially offset by higher shipments for bio-instrumentation and forensic applications, including the impact of the acquisitions of Tinsley and Raydiance assets ($2.0 million).
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
In fiscal 2016, 2015 and 2014, one customer accounted for 13%, 17% and 13% of net sales, respectively. In fiscal 2016, another customer accounted for 16% of net sales.
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
The following table sets forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by segment (dollars in thousands):

	Fiscal 2016		Fiscal 2015		Fiscal 2014
	Amount	Percentage of total net sales	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Specialty Lasers and Systems (SLS)	$631,313	73.6%	$559,593	69.7%	$565,552	71.2%
Commercial Lasers and Components (CLC)	226,072	26.4%	242,867	30.3%	229,087	28.8%
Total	$857,385	100.0%	$802,460	100.0%	$794,639	100.0%
Net sales for fiscal 2016 increased $54.9 million, or 7%, compared to fiscal 2015, with increases of $71.7 million, or 13%, in our SLS segment and decreases of $16.8 million, or 7%, in our CLC segment. Both the fiscal 2016 increase in SLS and decrease in CLC segment sales, respectively, included decreases due to the unfavorable impact of foreign exchange rates. Net sales for fiscal 2015 increased $7.8 million, or 1%, compared to fiscal 2014, with increases of $13.8 million, or 6%, in our CLC segment and decreases of $6.0 million, or 1%, in our SLS segment. Both the fiscal 2015 increase and decrease in CLC and SLS segment sales, respectively, included decreases due to the unfavorable impact of foreign exchange rates.
The increase in our SLS segment sales in fiscal 2016 was primarily due to higher shipments of flat panel display annealing systems and higher service revenue as well as higher shipments for semiconductor and military applications partially offset by lower shipments for medical and advanced packaging applications. The fiscal 2016 increase includes an increase of

$11.3 million, primarily in military and scientific applications, resulting from our acquisitions of Tinsley and Raydiance assets in the fourth quarter of fiscal 2015. The decrease in our SLS segment sales in fiscal 2015 was primarily due to lower shipments for medical, semiconductor, bioinstrumentation and advanced packaging applications partially offset by higher shipments of flat panel display annealing systems. The fiscal 2015 decrease includes an increase of $2.0 million, primarily in military applications, resulting from our acquisitions of Tinsley and Raydiance assets.
The decrease in our CLC segment sales from fiscal 2015 to fiscal 2016 was primarily due to lower medical and advanced packaging application sales. The increase in our CLC segment sales from fiscal 2014 to fiscal 2015 was primarily due to higher medical, bioinstrumentation and flat panel display application sales.
Gross Profit
Consolidated
Our gross profit rate increased by 2.7% to 44.5% in fiscal 2016 from 41.8% in fiscal 2015 primarily due to favorable product margins (2.2%) resulting from the impact of higher volumes in certain business units (primarily flat panel display applications) and the favorable impact from foreign currency fluctuations (primarily the Euro and Yen) as well as favorable mix in the microelectronics market, particularly for flat panel display applications, net of unfavorable mix in the OEM components and instrumentation market. In addition, the margin also benefited from lower other costs (0.3%) due primarily to an accrual in the third quarter of fiscal 2015 for a customs audit in South Korea and lower inventory charges for excess or obsolete inventory as well as lower warranty costs (0.2%) due to fewer warranty events.
Our gross profit rate increased by 2.4% to 41.8% in fiscal 2015 from 39.4% in fiscal 2014 primarily due to favorable product margins (1.2%) resulting from favorable mix in the microelectronics market and the favorable impact from foreign currency fluctuations net of the impact of lower volumes in certain business units. In addition, the margin also benefited from lower warranty costs (0.6%) due to fewer warranty events in both segments, lower other costs (0.5%) due primarily to lower inventory charges for excess or obsolete inventory and lower intangibles amortization (0.1%).
Our gross profit rate has been and will continue to be affected by a variety of factors including market and product mix, pricing on volume orders, shipment volumes, our ability to manufacture advanced and more complex products, manufacturing efficiencies, excess and obsolete inventory write-downs, warranty costs, amortization of intangibles, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems, commodity prices and foreign currency fluctuations, particularly the recent volatility of the Euro and a lesser extent, the Japanese Yen and South Korean Won.
Specialty Lasers and Systems
Our SLS gross profit rate increased by 3.0% to 48.3% in fiscal 2016 from 45.3% in fiscal 2015 primarily due to favorable product margins (2.7%), lower warranty costs (0.2%) due to fewer warranty events and lower intangibles amortization expense (0.1%). The 2.7% product margin improvement resulted from the impact of higher volumes in most business units and the favorable impact from foreign currency fluctuations (primarily the Euro and Yen) as well as favorable mix in the microelectronics market, particularly for flat panel display applications, including favorable service mix net of unfavorable mix in the OEM components and instrumentation market.
Our SLS gross profit rate increased by 3.2% to 45.3% in fiscal 2015 from 42.1% in fiscal 2014 primarily due to favorable product margins (1.7%), lower other costs (0.8%) primarily due to lower inventory charges for excess or obsolete inventory net of the amortization of the inventory step up from the Tinsley and Raydiance asset acquisitions, lower warranty costs (0.6%) due to fewer warranty events and lower intangibles amortization expense (0.1%). The 1.7% product margin improvement resulted from favorable product mix in the microelectronics and OEM components and instrumentation markets as well as favorable service mix and the favorable impact from foreign currency fluctuations.
Commercial Lasers and Components
Our CLC gross profit rate increased by 0.1% to 35.0% in fiscal 2016 from 34.9% in fiscal 2015 primarily due to lower other costs (0.8%) due to lower freight and packaging costs as well as lower inventory charges for excess or obsolete inventory partially offset by unfavorable product margin (0.5%) and higher warranty costs (0.2%) due to more warranty events. The 0.5% product margin deterioration resulted from unfavorable yields and lower volumes in certain business units partially offset by favorable mix in the OEM components and instrumentation and materials processing markets.
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

Operating Expenses
The following table sets forth, for the periods indicated, the amount of operating expenses and their relative percentages of total net sales by the line items reflected in our consolidated statement of operations (dollars in thousands):

	Fiscal
	2016		2015		2014
	Amount	Percentage of total net sales	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$81,801	9.5%	$81,455	10.2%	$79,070	10.0%
Selling, general and administrative	169,138	19.7%	149,829	18.7%	154,030	19.4%
Gain on business combination	—	—%	(1,316)	(0.2)%	—	—%
Impairment of investment	—	—%	2,017	0.2%	—	—%
Amortization of intangible assets	2,839	0.4%	2,667	0.3%	3,424	0.4%
Total operating expenses	$253,778	29.6%	$234,652	29.2%	$236,524	29.8%
Research and development
Fiscal 2016 research and development ("R&D") expenses increased $0.3 million, or less than 1%, from fiscal 2015, but decreased to 9.5% of sales, compared to 10.2% in fiscal 2015. The $0.3 million increase was primarily due to $2.0 million incremental spending from the asset acquisitions from Tinsley and Raydiance, both of which were acquired in the fourth quarter of fiscal 2015, $0.3 million higher stock-based compensation expense and $0.3 million higher charges for increases in deferred compensation plan liabilities. The increases were partially offset by $2.3 million lower project spending including the favorable impact of foreign exchange rates, lower spending on labor and materials and higher customer reimbursements. On a segment basis, SLS spending increased $0.7 million primarily due to the asset acquisitions from Tinsley and Raydiance partially offset by lower project spending including the favorable impact of foreign exchange rates. CLC spending decreased $1.4 million primarily due to lower spending on projects and higher customer reimbursements. Corporate and other spending increased $1.0 million primarily due to higher charges for increases in deferred compensation plan liabilities and higher stock-based compensation expense.
Fiscal 2015 research and development ("R&D") expenses increased $2.4 million, or 3%, from fiscal 2014, and increased to 10.2% from 10.0% of net sales. The $2.4 million increase was primarily due to $2.5 million higher project spending as a result of lower customer reimbursements for development projects and higher spending on various projects net of the favorable impact of foreign exchange rates as well as an increase of $0.6 million from the impact of the acquisitions of Tinsley and Raydiance assets in the fourth quarter of fiscal 2015. The increases were partially offset by $0.7 million lower other spending including lower charges for increases in deferred compensation plan liabilities with the related income for increases in deferred compensation assets recorded in other income (expense) and lower stock-based compensation expense. On a segment basis, SLS spending increased $0.8 million primarily due to higher net spending on projects due to lower customer reimbursements and the impact of the acquisitions of Tinsley and Raydiance assets, in the fourth quarter of fiscal 2015, partially offset by the favorable impact of foreign exchange rates. CLC spending increased $2.1 million primarily due to higher spending on projects and lower customer reimbursements. Corporate and other spending decreased $0.5 million due to lower charges for increases in deferred compensation plan liabilities and lower stock-based compensation expense.
Selling, general and administrative
Fiscal 2016 selling, general and administrative ("SG&A") expenses increased $19.3 million, or 13%, from fiscal 2015. The increase was primarily due to a net $8.5 million higher consulting and legal costs related to acquisitions in fiscal 2016 compared to fiscal 2015 (of which $9.8 million was related to the acquisition of Rofin in fiscal 2016) and $6.2 million higher payroll spending primarily due to higher variable compensation and higher sales commissions net of the favorable impact of foreign exchange rates. In addition, the increase includes $1.8 million higher charges for increases in deferred compensation plan liabilities, $1.6 million higher stock-based compensation expense due to (1) a higher average stock price during fiscal 2016, (2) a higher number of restricted stock shares outstanding and (3) the expense related to accounting for the transition agreement of our former CFO, and $1.2 million higher other net variable spending including incremental spending from the asset acquisitions of Tinsley and Raydiance. On a segment basis as compared to the prior year period, SLS segment expenses increased $4.0 million primarily due to higher payroll spending and the impact due to the asset acquisitions from Tinsley and Raydiance net of the favorable impact of foreign exchange rates. CLC spending increased $1.9 million primarily due to higher payroll spending net of the favorable impact of foreign exchange rates. Spending for Corporate and other increased $13.4 million primarily due to higher consulting and legal costs related to acquisitions, higher charges for increases in deferred compensation plan liabilities, higher stock-based compensation expense and higher payroll spending.
Fiscal 2015 SG&A expenses decreased $4.2 million, or 3%, from fiscal 2014. The decrease was primarily due to $3.7 million lower charges for increases in deferred compensation plan liabilities with the related income for increases in deferred compensation assets recorded in other income (expense) and $0.7 million lower stock-based compensation expense. The decreases were partially offset by $0.2 million higher other net variable spending due to higher payroll related spending from higher variable compensation, salaries and benefits, higher legal and consulting costs including costs related to acquisitions and higher bad debt expenses partially offset by the favorable impact of foreign exchange rates and lower demo amortization. On a segment basis, SLS segment expenses decreased $1.7 million primarily due to lower variable spending. CLC spending decreased $1.2 million primarily due to lower variable spending. Spending for Corporate and other decreased $1.3 million primarily due to lower charges for increases in deferred compensation plan liabilities and lower stock-based compensation expense partially offset by higher variable spending including $1.3 million of legal and consulting costs related to acquisitions and higher payroll spending.
Gain on business combination
On July 27, 2015, we acquired the assets and certain liabilities of the Tinsley business from L-3 Communications Corporation for approximately $4.3 million, excluding transaction costs (See Note 3). The purchase price was lower than the fair value of net assets purchased, resulting in a gain of $1.3 million recorded in our consolidated statements of operations for our fiscal year 2015.
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
Amortization of intangible assets
Amortization of intangible assets increased $0.2 million, or 6%, from fiscal 2015 to fiscal 2016 primarily due to increases due to the write-off of IPR&D of $0.4 million related to our acquisition of Innolight and due to the asset acquisition from Raydiance in the fourth quarter of fiscal 2015 partially offset by the completion of amortization of certain intangibles from prior acquisitions.
Amortization of intangible assets decreased $0.8 million, or 22%, from fiscal 2014 to fiscal 2015 primarily due to the completion of amortization of certain intangibles from prior acquisitions partially offset by amortization due to the asset acquisition from Raydiance in the fourth quarter of fiscal 2015.
Other income (expense), net
Other income (expense), net, changed by $3.5 million from other expense of $1.2 million in fiscal 2015 to other expense of $4.7 million fiscal 2016. The higher expenses were primarily due to higher net foreign exchange losses ($4.9 million) and $1.3 million higher interest expense primarily for the commitment of our term loan to finance the acquisition of Rofin partially offset by $2.1 million higher gains, net of expenses, on our deferred compensation plan assets and $0.5 million higher interest income due to higher balances of cash and short-term investments. The higher foreign exchange losses were primarily due to (1) higher unhedged exposure in fiscal 2016, (2) a loss of $2.2 million on our hedge of our foreign exchange risk related to the commitment of our term loan to finance the acquisition of Rofin, (3) the significant movement of rates in June 2016 due to the Brexit vote and (4) higher forward points on our hedging contracts.
Other income (expense), net, changed by $3.5 million from other income of $2.4 million in fiscal 2014 to other expense of $1.2 million in fiscal 2015. The decrease was primarily due to $4.6 million lower gains, net of expenses, on our deferred compensation plan assets partially offset by lower net foreign currency exchange losses ($0.9 million) and $0.2 million higher interest income due to higher balances of cash and short-term investments. Net foreign currency exchange losses decreased due to higher unhedged exposure in fiscal 2014 and the significant movement of the Japanese Yen versus the Euro in the last month of the first quarter of fiscal 2014. In addition, favorable changes in foreign exchange rates in the second quarter of fiscal 2015 compared to the timing of hedge contracts were partially offset by an unfavorable impact in fiscal 2015 due to the weakening of certain Asian currencies against the U.S. Dollar.
Income taxes

The effective tax rate on income before income taxes for fiscal 2016 of 28.8% was lower than the statutory rate of 35.0%. This was primarily due to differences related to the benefit of income subject to foreign tax rates that are lower than U.S. tax rates including the Singapore tax exemption, the benefit of foreign tax credits and the benefit of federal research and development tax credits including renewal of the federal research and development tax credits for fiscal 2015. These amounts are partially offset by deemed dividend inclusions under the Subpart F tax rules, stock-based compensation not deductible for tax purposes and limitations on the deductibility of compensation under IRC Section 162(m).
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
During fiscal 2016, we increased our valuation allowance on deferred tax assets by $2.1 million to $17.6 million primarily due to the increase in California and other states research and development tax credits which are not expected to be recognized. During fiscal 2015, we increased our valuation allowance on deferred tax assets by $1.2 million to $15.6 million primarily due to the reduced ability to utilize California and other states research and development tax credits. In making the determination to record the valuation allowance, management considered the likelihood of future taxable income and feasible and prudent tax planning strategies to realize deferred tax assets. In the future, if we determine that we expect to realize deferred tax assets, an adjustment to the valuation allowance will affect income in the period such determination is made.
In October 2016, Coherent Singapore received an amended Pioneer Status tax exemption from the Singapore authorities effective from fiscal 2012 through fiscal 2021. The tax holiday continues to be conditional upon our meeting certain revenue, business spending and employment thresholds. The impact of this tax exemption decreased Singapore income taxes by approximately $0.7 million in fiscal 2016. There are no tax benefits for fiscal 2015 and fiscal 2014 due to the utilization of net operating loss.

FINANCIAL CONDITION
Liquidity and capital resources
At October 1, 2016, we had assets classified as cash and cash equivalents and short-term investments, in an aggregate amount of $400.0 million, compared to $325.5 million at October 3, 2015. At October 1, 2016, approximately $331.0 million of this cash and securities was held in certain of our foreign subsidiaries, $93.1 million of which was denominated in currencies other than the U.S. dollar. At October 1, 2016, we had approximately $313.8 million of cash held by foreign subsidiaries where we intend to permanently reinvest our accumulated earnings in these entities and our current plans do not demonstrate a need for these funds to support our domestic operations. If, however, a portion of these funds are needed for and distributed to our operations in the United States, we may be subject to additional U.S. income taxes and foreign withholding taxes. An exception to U.S. taxation may be the repatriation of foreign funds that had been previously taxed in the U.S. as Subpart F income. The amount of the U.S. and foreign taxes due would depend on the amount and manner of repatriation, as well as the location from where the funds are repatriated. We actively monitor the third-party depository institutions that hold these assets, primarily focusing on the safety of principal and secondarily maximizing yield on these assets. We diversify our cash and cash equivalents and investments among various financial institutions, money market funds, sovereign debt and other securities in order to reduce our exposure should any one of these financial institutions or financial instruments fail or encounter difficulties. To date, we have not experienced any material loss or lack of access to our invested cash, cash equivalents or short-term investments. However, we can provide no assurances that access to our invested cash, cash equivalents or short-term investments will not be impacted by adverse conditions in the financial markets. In the first quarter of fiscal 2017, we spent a significant portion of our foreign funds on the Rofin acquisition. We did not repatriate foreign funds to our domestic operations to fund this acquisition. We expect to have adequate foreign funds in the future to service the acquisition debt and do not anticipate any repatriation of foreign funds to operate our domestic business.
In the second quarter of fiscal 2016, the first quarter of fiscal 2016, the second quarter of fiscal 2015 and the fourth quarter of fiscal 2014, we converted $22.6 million, $33.0 million, $42.3 million and $62.7 million, respectively, of cash and securities held in certain of our foreign subsidiaries to U.S. dollars and invested those funds within a European subsidiary whose functional currency is the U.S. dollar. At October 1, 2016, this subsidiary had $226.8 million of U.S. dollar denominated investments primarily in money market funds and commercial paper. Accordingly, there is no translation expense arising from this entity holding U.S. dollar denominated investments. The converted funds are not intended to be repatriated to the U.S. and no U.S. tax was triggered on the transfer of these funds to the European subsidiary. See ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK below for more information about risks and trends related to foreign currencies.
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

	Fiscal
	2016	2015	2014
Net cash provided by operating activities	$105,299	$124,458	$91,379
Sales of shares under employee stock plans	7,849	7,308	10,685
Repurchase of common stock	—	(75,027)	—
Capital expenditures	(49,327)	(22,163)	(23,390)
Acquisition of businesses, net of cash acquired	—	(9,300)	—
Short-term borrowings, net of repayments	20,000	—	22
Debt issuance costs	(5,202)	—	—
Net cash provided by operating activities decreased by $19.2 million in fiscal 2016 compared to fiscal 2015 and increased by $33.1 million in fiscal 2015 compared to fiscal 2014. The decrease in cash provided by operating activities in fiscal 2016 was primarily due to lower cash flows from the timing of shipments of large systems from inventory and lower cash flows from accounts receivable partially offset by higher net income and higher accrued payroll and accounts payable balances. The increase in cash provided by operating activities in fiscal 2015 was primarily due to higher net income and higher cash flows from the timing of shipments of large systems from inventory partially offset by lower cash flows from prepaid income taxes and accounts receivable. We believe that our existing cash, cash equivalents and short term investments combined with cash to be provided by operating activities, amounts available under our revolving credit facility will be adequate to cover our working capital needs and planned capital expenditures for at least the next 12 months to the extent such items are known or are reasonably determinable based on current business and market conditions. However, we may elect to finance certain of our capital expenditure requirements through other sources of capital. We continue to follow our strategy to further strengthen our financial position by using available cash flow to fund operations.
We intend to continue pursuing acquisition opportunities at valuations we believe are reasonable based upon market conditions. However, we cannot accurately predict the timing, size and success of our acquisition efforts or our associated potential capital commitments. Furthermore, we cannot assure you that we will be able to acquire businesses on terms acceptable to us. We expect to fund future acquisitions through additional borrowings (as in our acquisition of Rofin), existing cash balances and cash flows from operations. If required, we will consider the issuance of securities. The extent to which we will be willing or able to use our common stock to make acquisitions will depend on its market value at the time and the willingness of potential sellers to accept it as full or partial payment.
On November 7, 2016, we entered into a Credit Agreement by and among us, Coherent Holding GmbH, as borrower (the “Borrower”), and certain of our direct and indirect subsidiaries from time to time party thereto, as guarantors, the lenders from time to time party thereto, Barclays Bank PLC, as administrative agent and L/C Issuer, Bank of America, N.A., as L/C Issuer, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as L/C Issuer. The Credit Agreement provided for a 670.0 million Euro senior secured term loan facility (the “Euro Term Loan”) and a $100.0 million senior secured revolving credit facility (“Revolving Credit Facility”) with a $30.0 million letter of credit sublimit and $10.0 million swing line sublimit. We may increase the aggregate revolving commitments or borrow incremental term loans in an aggregate principal amount of up to $150.0 million, subject to certain conditions, including obtaining additional commitments from the lenders then party to the Credit Agreement or new lenders. On November 7, 2016, we borrowed the full 670.0 million Euro under the Euro Term Loan and its proceeds were used to finance the acquisition of Rofin and pay related fees and expenses. Also, on November 7, 2016, we used 10.0 million Euro of the $100.0 million capacity under the Revolving Credit Facility for the issuance of a letter of credit; the remainder of the Revolving Credit Facility is available. We expect to use future loans under the Revolving Credit Facility, if any, for general corporate purposes. The Credit Agreement replaces our existing $50.0 million Credit Agreement with Union Bank of California.
Loans under the Credit Agreement bear interest, at the Borrower’s option, at a rate equal to either (i) the London interbank offered rate (the “Eurocurrency Rate”) or (ii) a base rate (the “Base Rate”) equal to the highest of (x) the federal funds rate, plus 0.50%, (y) the prime rate then in effect and (z) the Eurocurrency Rate for loans denominated in U.S. dollars applicable to a one-month interest period, plus 1.0%, in each case, plus an applicable margin. The applicable margin for term loans borrowed as Eurocurrency Rate loans, is 3.50% initially, and following the first anniversary of the Closing Date ranges from 3.00% to 3.50% depending on the consolidated total gross leverage ratio at the time of determination. For term loans borrowed as Base Rate Loans, the applicable margin initially is 2.50%, and following the first anniversary of the Closing Date ranges from 2.00% to 2.50% depending upon the consolidated total gross leverage ratio at the time of determination. The applicable margin for revolving loans borrowed as Eurocurrency Rate Loans, ranges from 3.75% to 4.25%, and for revolving loans borrowed as Base Rate Loans, ranges from 2.75% to 3.25%, in each case, based on the consolidated total gross leverage ratio at the time of determination. Interest on Base Rate Loans is payable quarterly in arrears. Interest on Eurocurrency Rate Loans is payable at the end of the applicable interest period. Interest periods for Eurocurrency Rate loans may be, at the Borrower’s option, one, two, three or six months.
The Credit Agreement requires the Borrower to make scheduled quarterly payments on the Euro Term Loan of 0.25% of the original principal amount of the Euro Term Loan, with any remaining principal payable at maturity. A commitment fee accrues on any unused portion of the revolving loan commitments under the Credit Agreement at a rate of 0.375% or 0.5% depending on the consolidated total gross leverage ratio at any time of determination. The Borrower is also obligated to pay other customary fees for a credit facility of this size and type.
The Credit Agreement contains customary affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations, and negative covenants, including covenants limiting the ability of us and our subsidiaries to, among other things, incur debt, grant liens, make investments, make certain restricted payments, transact with affiliates, and sell assets. The Credit Agreement also requires us and our subsidiaries to maintain a senior secured net leverage ratio as of the last day of each fiscal quarter of less of than or equal to 3.50 to 1.00. The Credit Agreement contains customary events of default that include, among other things, payment defaults, cross defaults with certain other indebtedness, violation of covenants, inaccuracy of representations and warranties in any material respect, change in control of us and the Borrower, judgment defaults, and bankruptcy and insolvency events. If an event of default exists, the lenders may require the immediate payment of all Obligations, as defined in the Credit Agreement, and may exercise certain other rights and remedies provided for under the Credit Agreement, the other loan documents and applicable law. The acceleration of such obligations is automatic upon the occurrence of a bankruptcy and insolvency event of default.
The aggregate consideration paid by us to the former Rofin stockholders was approximately $904.5 million, excluding related transaction fees and expenses. We also paid $15.3 million due to the cancellation of options held by employees of Rofin.
We paid $5.2 million of debt issuance costs in fiscal 2016 and expect to pay approximately $25.0 million to $30.0 million of debt issuance costs in the first quarter of fiscal 2017. In the fourth quarter of fiscal 2016, and the first quarter of fiscal 2017, we recorded an interest charge of $1.1 million and $2.7 million, respectively, in other income (expense) in our consolidated statement of operations related to the debt financing commitment.
In relation to the acquisition of Rofin, we paid Barclays, our financial advisor, a fee of approximately $9.5 million, $1.0 million of which was paid upon delivery of the fairness opinion in the second quarter of fiscal 2016, and was recorded as SG&A expense, and the remaining portion of which was paid upon consummation of the acquisition in the first quarter of fiscal 2017.
Additional sources of cash available to us were domestic and international currency lines of credit and bank credit facilities totaling $63.2 million as of October 1, 2016, of which $40.5 million was unused and available. These unsecured international credit facilities were used in Europe and Japan during fiscal 2016. As of October 1, 2016, we had utilized $1.6 million of the international credit facilities as guarantees. Our domestic line of credit consisted of a $50.0 million unsecured revolving credit account, under which we had drawn $20.0 million and used $1.1 million for letters of credit as of October 1, 2016. On November 4, 2016, we repaid the outstanding balance, plus accrued interest, on our domestic line of credit and terminated the credit facility.

In fiscal 2015, under plans authorized by the Board of Directors, we repurchased and retired 1,302,323 shares of outstanding common stock at an average price of $57.59 per share for a total of $75.0 million.
Our ratio of current assets to current liabilities was 4.0:1 at October 1, 2016, compared to 5.3:1 at October 3, 2015. The decrease in our ratio is primarily due to increases in other current liabilities, short-term borrowings, taxes payable and accounts payable partially offset by increases in cash and short-term investments, inventories, accounts receivable and prepaid expenses and other assets. Our cash and cash equivalents, short-term investments and working capital are as follows (in thousands):

	Fiscal
	2016	2015
Cash and cash equivalents	$354,347	$130,607
Short-term investments	45,606	194,908
Working capital	614,145	530,093
Contractual Obligations and Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as defined by Regulation S-K of the Securities Act of 1933. The following summarizes our contractual obligations at October 1, 2016 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating lease payments	$39,854	$11,548	$15,470	$7,711	$5,125
Asset retirement obligations	3,086	—	1,913	101	1,072
Purchase commitments for inventory	73,736	73,721	15	—	—
Purchase obligations-other	12,165	10,846	1,319	—	—
Total	$128,841	$96,115	$18,717	$7,812	$6,197
Because of the uncertainty as to the timing of such payments, we have excluded cash payments related to our contractual obligations for our deferred compensation plans aggregating $30.0 million at October 1, 2016.
As of October 1, 2016, we recorded gross unrecognized tax benefits of $20.6 million including gross interest and penalties of $0.2 million. As of October 3, 2015, we recorded gross unrecognized tax benefits of $24.3 million including gross interest and penalties of $1.8 million. Both gross unrecognized tax benefits and gross interest and penalties are classified as non-current liabilities in the consolidated balance sheet. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes. As a result, these amounts are not included in the table above.
Changes in financial condition
Cash provided by operating activities in fiscal 2016 was $105.3 million, which included net income of $87.5 million, depreciation and amortization of $34.4 million, stock-based compensation expense of $20.2 million and $0.9 million other, partially offset by cash used by operating assets and liabilities of $27.9 million (primarily increases in inventories net of increases in accrued payroll and deferred income) and increases in net deferred tax assets of $9.8 million. Cash provided by operating activities in fiscal 2015 was $124.5 million, which included net income of $76.4 million, depreciation and amortization of $33.1 million, stock-based compensation expense of $18.2 million, the impairment of our investment in SiOnyx of $2.0 million, decreases in net deferred tax assets of $0.8 million and $0.6 million other, partially offset by cash used by operating assets and liabilities of $5.3 million and the net effect of the gain from acquisition of Tinsley asset of $1.3 million.
Cash provided by investing activities in fiscal 2016 of $103.4 million included $152.2 million net sales and maturities of available-for-sale securities partially offset by $48.8 million, net, used to acquire property and equipment, purchase and upgrade buildings, net of proceeds from dispositions. Cash provided by investing activities in fiscal 2015 of $3.2 million included $33.5 million net sales and maturities of available-for-sale securities partially offset by $21.0 million, net, used to acquire property and equipment and improve buildings net of proceeds from dispositions and $9.3 million used to acquire Tinsley and Raydiance assets.
Cash provided by financing activities in fiscal 2016 was $17.2 million, which included $20.0 million net borrowings, and $7.8 million generated from our employee stock option and purchase plans partially offset by $5.4 million outflows due to net settlement of restricted stock and $5.2 million of debt issuance costs. Cash used in financing activities in fiscal 2015 was $73.0 million, which included $75.0 million repurchases of common stock and $5.3 million outflows due to net settlement of restricted stock partially offset by $7.3 million generated from our employee stock option and purchase plans.
Changes in exchange rates in fiscal 2016 resulted in a decrease in cash balances of $2.2 million. Changes in exchange rates in fiscal 2015 resulted in a decrease in cash balances of $15.2 million.
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
In fiscal 2014, 2015 and 2016, we conducted a qualitative assessment of the goodwill in the SLS reporting unit during the fourth quarter of each fiscal year using the opening balance sheet as of the first day of the fourth quarter and concluded that it was more likely than not that the fair value of the reporting unit exceeded its carrying amount. In assessing the qualitative factors, we considered the impact of these key factors: macroeconomic conditions, fluctuations in foreign currency, market and industry conditions, our operating and competitive environment, regulatory and political developments, the overall financial performance of our reporting units including cost factors and budgeted-to-actual revenue results. We also considered our market capitalization, stock price performance and the significant excess calculated in the prior year between estimated fair value and the carrying value of SLS. Based on our assessment, goodwill in the SLS reporting unit was not impaired as of the first day of the fourth quarter of fiscal 2014, 2015 or 2016. As such, it was not necessary to perform the two-step goodwill impairment test at that time in any of those fiscal years.
For our CLC reporting unit we elected to bypass the qualitative assessment in fiscal 2014, 2015 and 2016 and proceeded directly to performing the first step of goodwill impairment. Accordingly, we performed the Step 1 test during the fourth quarter of fiscal 2016, 2015 and 2014. We determined the fair value of the reporting unit for the Step 1 test using a 50-50% weighting of the Income (discounted cash flow) approach and Market (market comparable) approach. The Income approach utilizes the discounted cash flow model to provide an estimation of fair value based on the cash flows that a business expects to generate. These cash flows are based on forecasts developed internally by management which are then discounted at an after tax rate of return required by equity and debt market participants of a business enterprise. This rate of return or cost of capital is weighted based on the capitalization of comparable companies. The Market approach determines fair value by comparing the reporting units to comparable companies in similar lines of business that are publicly traded. Total Enterprise Value (TEV) multiples such as TEV to revenues and TEV to earnings (if applicable) before interest and taxes of the publicly traded companies are calculated. These multiples are then applied to the reporting unit's operating results to obtain an estimate of fair value. Each of these two approaches captures aspects of value in each reporting unit. The Income approach captures our expected future performance, and the Market approach captures how investors view the reporting units through other competitors. We believe these valuation approaches are proven valuation techniques and methodologies for our industry and are widely accepted by investors. As neither was perceived by us to deliver any greater indication of value than the other, and neither approach individually computed a fair value less than the carrying value of the segment, we weighted each of the approaches equally. Management completed and reviewed the results of the Step 1 analysis and concluded that a Step 2 analysis was not required as the estimated fair value of the CLC reporting unit was substantially in excess of its carrying value. Between the completion of that testing and the end of the fourth quarter of fiscal 2016, we noted no indications of impairment or triggering events for either reporting unit to cause us to review goodwill for potential impairment.
At October 1, 2016, we had $101.5 million of goodwill ($95.1 million SLS and $6.4 million in CLC), $13.9 million of purchased intangible assets and $127.4 million of property and equipment on our consolidated balance sheet.
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
Stock-Based Compensation
We account for stock-based compensation using fair value. We estimate the fair value of performance restricted stock units granted using a Monte Carlo simulation model. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. We value service-based restricted stock units using the intrinsic value method and amortize the value on a straight-line basis over the restriction period. We value performance restricted stock units using a Monte Carlo simulation model and amortize the value over the performance period, with no adjustment in future periods, based upon the actual shareholder return over the performance period.
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
See Note 12 "Employee Stock Award and Benefit Plans" in the notes to the Consolidated Financial Statements for a description of our stock-based employee compensation plans and the assumptions we use to calculate the fair value of stock-based employee compensation.
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
During fiscal 2016, we increased our valuation allowance on deferred tax assets by $2.1 million to $17.6 million, primarily due to the increase in California and certain state research and development tax credits, which are not expected to be recognized. The Company had U.S. federal deferred tax assets related to research and development credits, foreign tax credits and other tax attributes that can be used to offset federal taxable income in future periods. These credit carryforwards will expire if they are not used within certain time periods. As of October 1, 2016, management determined that there is sufficient positive evidence to conclude that it is more likely than not sufficient taxable income will exist in the future allowing us to recognize these deferred tax assets. It is possible that some or all these attributes could ultimately expire unused.  If facts and circumstances change in the future, management may determine at that time a valuation allowance is necessary. A valuation allowance would materially increase our tax expense in the period applied and would adversely affect our results of operations and statement of financial condition.   Changes in the Company’s underlying facts or circumstances, such as the impact of the Rofin-Sinar merger, will be assessed as they occur and the Company will re-evaluate its position accordingly.

Federal and state income taxes have not been provided on a portion of the unremitted earnings of foreign subsidiaries because such earnings are intended to be permanently reinvested. The total amount of unremitted earnings (including accumulated translation adjustments) of foreign subsidiaries for which we have not yet recorded federal and state income taxes was approximately $574.0 million at fiscal 2016 year-end. The amount of federal and state income taxes that would be payable upon repatriation of such earnings is not practicably determinable. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk disclosures
We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.
Interest rate sensitivity
A portion of our investment portfolio is composed of fixed income securities. These securities are subject to interest rate risk and will fall in value if market interest rates increase. If interest rates were to increase immediately (whether due to changes in overall market rates or credit worthiness of the issuers of our individual securities) and uniformly by 10% from levels at fiscal 2016 year-end, the fair value of the portfolio, based on quoted market prices in active markets involving similar assets, would decline by an immaterial amount due to their short-term maturities. We have the ability to generally hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. If necessary, we may sell short-term investments prior to maturity to meet our liquidity needs.
At fiscal 2016 year-end, the fair value of our available-for-sale debt securities was $25.1 million, all of which was classified as short-term investments. There were no gross unrealized gains and losses on available-for-sale debt securities at fiscal 2016 year-end. At fiscal 2015 year-end, the fair value of our available-for-sale debt securities was $178.4 million, all of which was classified as short-term investments. Gross unrealized gains and losses on available-for-sale debt securities were $1.1 million and $(2,000), respectively, at fiscal 2015 year-end.
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
On August 1, 2016, we purchased forward contracts totaling 670.0 million Euro, with a value date of November 30, 2016, to limit our foreign exchange risk related to the commitment of our term loan (denominated in Euros) in an amount of the Euro equivalent of $750.0 million to finance the U.S. dollar payment for the acquisition of Rofin. In the fourth quarter of fiscal 2016, we recognized an unrealized loss of $2.2 million on these hedges. Subsequent to October 1, 2016, we settled these hedges at a net gain of $3.1 million, resulting in a realized gain of $5.3 million in the first quarter of fiscal 2017. See Note 6 "Derivative Instruments and Hedging Activities" to our consolidated financial statements in Part IV of this report.
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
At October 1, 2016, approximately $331.0 million of our cash, cash equivalents and short-term investments were held outside the U.S. in certain of our foreign operations, $93.1 million of which was denominated in currencies other than the U.S. dollar. See Note 16, "Subsequent Events" in our Notes to Consolidated Financial Statements under Item 15 of this annual report for further discussion of the completion of our acquisition of Rofin and the use of cash to finance the acquisition.
A hypothetical 10% change in foreign currency rates on our forward contracts would not have a material impact on our results of operations, cash flows or financial position.
The following table provides information about our foreign exchange forward contracts at October 1, 2016. The table presents the weighted average contractual foreign currency exchange rates, the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date and fair value. The U.S. fair value represents the fair value of the contracts valued at October 1, 2016 rates.
Forward contracts to sell (buy) foreign currencies (in thousands, except contract rates):

	Average Contract Rate	U.S. Notional Contract Value	U.S. Fair Value
Non-Designated - For US Dollars:
Euro	1.1202	$659,346	$2,072
Japanese Yen	102.1105	$36,450	$343
South Korean Won	1,057.7555	$6,681	$(261)
Chinese RMB	6.7001	$25,237	$91
Singaporean Dollar	1.3615	$(6,033)	$4
Malaysian Ringgit	4.0498	$1,775	$(38)

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
Management assessed the effectiveness of our internal control over financial reporting as of October 1, 2016, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on the assessment by management, we determined that our internal control over financial reporting was effective as of October 1, 2016. The effectiveness of our internal control over financial reporting as of October 1, 2016 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report which appears below.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended October 1, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Coherent, Inc.
Santa Clara, CA
We have audited the internal control over financial reporting of Coherent, Inc. and its subsidiaries (collectively, the "Company") as of October 1, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 1, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended October 1, 2016, of the Company and our report dated November 29, 2016, expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
November 29, 2016

ITEM 9B.    OTHER INFORMATION
Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding: (i) our directors will be set forth under the caption "Proposal One —Election of Directors—Nominees"; (ii) compliance with Section 16(a) of the Securities Act of 1933 will be set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance"; (iii) the process for stockholders to nominate directors will be set forth under the caption "Proposal One—Election of Directors—Process for Recommending Candidates for Election to the Board of Directors"; (iv) our audit committee and audit committee financial expert will be set forth under the caption "Proposal One—Election of Directors—Board Meetings and Committees—Audit Committee"; in our proxy statement for use in connection with an upcoming Annual Meeting of Stockholders to be held in 2017 (the "2017 Proxy Statement") and is incorporated herein by reference or included in a Form 10-K/A as an amendment to this Form 10-K. The 2017 Proxy Statement or Form 10-K/A will be filed with the SEC within 120 days after the end of our fiscal year.
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
Stockholders may request free printed copies of our worldwide Business Conduct Policy from:
Coherent, Inc.
Attention: Investor Relations
5100 Patrick Henry Drive
Santa Clara, California 95054
Executive Officers
The name, age, position and a brief account of the business experience of our executive officers as of October 1, 2016 are set forth below:

Name	Age	Office Held
John R. Ambroseo	55	President and Chief Executive Officer
Kevin Palatnik	58	Executive Vice President and Chief Financial Officer
Mark Sobey	56	Executive Vice President and General Manager, Specialty Laser Systems
Paul Sechrist	57	Executive Vice President, Worldwide Sales and Service
Luis Spinelli	68	Executive Vice President and Chief Technology Officer
Bret M. DiMarco	48	Executive Vice President, General Counsel and Corporate Secretary
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
Kevin Palatnik.    Mr. Palatnik has served as our Executive Vice President and Chief Financial Officer since February 2016. Prior to his appointment, Mr. Palatnik was Chief Financial Officer at voice-technology provider, Audience, Inc. from August 2011 until it was acquired by the Knowles Corporation in July 2015. From April 2008 through September 2010, Mr. Palatnik served as the Chief Financial Officer at Cadence Design Systems, Inc., where he also led the investor relations, information technology and workplace resources groups. From April 2006 through March 2008, Mr. Palatnik served as the company’s Sr. Vice President and Corporate Controller. From July 2004 through March 2006, Mr. Palatnik served as the company’s Corporate Vice President of Technical Field Operations. From June 2001 through June 2004, Mr. Palatnik served as the company’s Corporate Vice President of Sales Finance & Operations. Prior to joining Cadence, Mr. Palatnik held a series of senior financial roles at IBM. Mr. Palatnik received a Bachelor of Science degree in industrial engineering and operations research, as well as a Master of Business Administration from Syracuse University.
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

ITEM 11.    EXECUTIVE COMPENSATION
Information regarding: (i) executive officer and director compensation will be set forth under the captions "Election of Directors—Director Compensation" and "Executive Officers and Executive Compensation" and (ii) compensation committee interlocks will be set forth under the caption "Executive Officers and Executive Compensation—Compensation Committee Interlocks and Insider Participation and Committee Independence" in the 2017 Proxy Statement or included in a Form 10-K/A as an amendment to our Form 10-K for the fiscal year ended October 1, 2016. The 2017 Proxy Statement or Form 10-K/A will be filed with the SEC within 120 days after the end of our fiscal year.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding: (i) equity compensation plan information will be set forth under the caption "Equity Compensation Plan Information"; and (ii) security ownership of certain beneficial owners and management will be set forth under the caption "Security Ownership of Certain Beneficial Owners and Management"; in our 2017 Proxy Statement and is incorporated herein by reference or included in a Form 10-K/A as an amendment to our Form 10-K for the fiscal year ended October 1, 2016.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this item will be set forth under the caption "Certain Relationships and Related Party Transactions" in our 2017 Proxy Statement and is incorporated herein by reference or included in a Form 10-K/A as an amendment to our Form 10-K for the fiscal year ended October 1, 2016.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accounting Fees and Services
The following table sets forth fees for services provided by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, "Deloitte") during fiscal years 2016 and 2015:

	2016	2015
Audit fees(1)	$2,123,621	$2,030,577
Tax fees(2)	218,115	176,323
All other fees(3)	2,600	2,600
Total	$2,344,336	$2,209,500
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
Pre-Approval of Audit and Non-Audit Services
The Audit Committee has determined that the provision of non-audit services by Deloitte is compatible with maintaining Deloitte's independence. In accordance with its charter, the Audit Committee approves in advance all audit and non-audit services to be provided by Deloitte. In other cases, the Chairman of the Audit Committee has the delegated authority from the Committee to pre-approve certain additional services, and such pre-approvals are communicated to the full Committee at its next meeting. During fiscal year 2016, all such services were pre-approved by the Audit Committee in accordance with this policy.

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

Exhibit Numbers
2.1*
Merger Agreement, dated as of March 16, 2016, by and among the Company, Rembrandt Merger Sub Corp. and Rofin-Sinar Technologies Inc. (previously filed as Exhibit 2.1 to the Current Report on Form 8-K filed on March 16, 2016)

3.1*	Restated and Amended Certificate of Incorporation. (Previously filed as Exhibit 3.1 to Form 10-K for the fiscal year ended September 29, 1990)
3.2*	Certificate of Amendment of Restated and Amended Certificate of Incorporation of Coherent, Inc. (Previously filed as Exhibit 3.2 to Form 10-K for the fiscal year ended September 28, 2002)
3.3*	Bylaws. (Previously filed as Exhibit 3.1 to Form 8-K, filed on December 12, 2012)
10.1*‡	Amended and Restated Employee Stock Purchase Plan. (Previously filed as Exhibit 10.1 to Form S-8 filed on June 12, 2012)
10.2*‡	Coherent Employee Retirement and Investment Plan. (Previously filed as Exhibit 10.23 to Form 8, Amendment No. 1 to Annual Report on Form 10-K for the fiscal year ended September 25, 1982)
10.3*	1998 Director Option Plan. (Previously filed as Appendix B to Schedule 14A filed February 28, 2006)
10.4*‡	2001 Stock Plan. (Previously filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 29, 2008)
10.5*‡	Change of Control Severance Plan, as amended and restated effective December 7, 2012. (Previously filed as Exhibit 10.1 to Form 8-K, filed on December 17, 2014)
10.6*‡	Variable Compensation Plan, as amended. (Previously filed as Exhibit 10.7 to Form 10-K for the fiscal year ended October 1, 2011)
10.7*‡	Fiscal 2015 Variable Compensation Plan Payout Scale (Previously filed as Exhibit 10.1 to Form 10-Q filed February 10, 2016)
10.8***‡	Fiscal 2016 Variable Compensation Plan Payout Scale (Previously filed as Exhibit 10.2 to Form 10-Q filed February 10, 2016 )
10.9*‡	Supplementary Retirement Plan. (Previously filed as Exhibit 10.5 to Form 10-Q for the quarter ended April 1, 2006)
10.10*‡	2005 Deferred Compensation Plan. (Previously filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended December 31, 2011)
10.11*‡	Form of 2001 Stock Plan Terms and Conditions of Restricted Stock Units. (Previously filed as Exhibit 10.1 to Form 8-K filed on November 27, 2009)
10.12*‡	Form of 2001 Stock Plan Amended Global Stock Option Agreement. (Previously filed as Exhibit 10.2 to Form 8-K filed on November 27, 2009)
10.13*	Amended and Restated Loan Agreement by and between Coherent, Inc. and Union Bank of California, N.A. dated as of May 30, 2012. (Previously filed as Exhibit 10.1 to Form 8-K filed on June 5, 2012)
10.14*	Amended and Restated Promissory Note (Base Rate) (Previously filed as Exhibit 10.2 to Form 8-K filed on June 5, 2012)
10.15*	Second Lease Amendment by and between Coherent, Inc. and 5200 Patrick Henry Associates LLC dated as of July 23, 2010. (Previously filed as Exhibit 10.1 to Form 10-Q for the quarter ended July 3, 2010)
10.16*	Form of Indemnification Agreement (Previously filed as Exhibit 10.18 to Form 10-K for the year ended October 2, 2010)
10.17*‡	2011 Equity Incentive Plan. (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8 (File No. 333-174019) filed on May 6, 2011)
10.18*‡	Form of RSU Agreement for members of the Board of Directors under the Company's 2011 Equity Incentive Plan. (Previously filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended July 2, 2011)
10.19*‡	Form of Option Agreement for members of the Board of Directors under the Company's 2011 Equity Incentive Plan. (Previously filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended July 2, 2011)
10.20*‡	Form of Time-Based RSU Agreement under the 2011 Equity Incentive Plan. (Previously filed as Exhibit 10.23 to Form 10-K for the fiscal year ended October 1, 2011)
10.21*‡	Form of Performance RSU Agreement under the 2011 Equity Incentive Plan, as amended November 8, 2013. (Previously filed as Exhibit 10.1 to Form 8-K filed November 14, 2013)

10.22*	First Modification Agreement to Loan and Security Agreement with Union Bank, N.A., dated May 30, 2014 (Previously filed as Exhibit 10.1 to Form 8-K filed June 3, 2014)
10.23‡	Form of Performance RSU Agreement under the 2011 Equity Plan (Previously filed as Exhibit 10.25 to Form 10-K filed December 1, 2015)
10.24*‡	Offer letter with Kevin Palatnik (Previously filed as Exhibit 10.1 to Form 10-Q filed February 10, 2016)
10.25*
Credit Agreement, dated as of November 7, 2016, by and among Coherent, Inc., Coherent Holding GmbH, the guarantors from time to time party thereto, the lenders from time to time party thereto, Barclays Bank PLC, as Administrative Agent and L/C Issuer, Bank of America, N.A., as L/C Issuer, and The Bank of Tokyo-Mitsubishi UJF, Ltd., as L/C Issuer (Previously filed as Exhibit 10.1 to Form 8-K filed November 8, 2016)

10.26*	Form of Performance RSU Award Terms (Previously filed as Exhibit 10.23 to Form 10-K filed December 1, 2015)
10.27*‡	Transition Service Agreement, dated February 22, 2016, between the Company and Helene Simonet (Previously filed as Exhibit 10.3 to Form 10-Q filed May 11, 2016)
21.1	Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see signature page)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
__________________________________________

*	These exhibits were previously filed with the Commission as indicated and are incorporated herein by reference.
**	Portions of this exhibit are redacted and confidential treatment has been requested.
‡	Identifies management contract or compensatory plans or arrangements required to be filed as an exhibit.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COHERENT, INC.
Date:	November 29, 2016	/s/ JOHN R. AMBROSEO
By: John R. Ambroseo
President and Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints John R. Ambroseo and Kevin Palatnik, and each of them individually, as his attorney-in-fact, each with full power of substitution, for him in any and all capacities to sign any and all amendments to this Report on Form 10-K, and to file the same with, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his or her substitute, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ JOHN R. AMBROSEO
John R. Ambroseo (Director and Principal Executive Officer)	November 29, 2016 Date
/s/ KEVIN PALATNIK
Kevin Palatnik (Principal Financial and Accounting Officer)	November 29, 2016 Date
/s/ JAY T. FLATLEY
Jay T. Flatley (Director)	November 29, 2016 Date
/s/ SUSAN M. JAMES
Susan M. James (Director)	November 29, 2016 Date
/s/ L. WILLIAM KRAUSE
L. William Krause (Director)	November 29, 2016 Date
/s/ GARRY W. ROGERSON
Garry W. Rogerson (Director)	November 29, 2016 Date
/s/ STEVE SKAGGS
Steve Skaggs (Director)	November 29, 2016 Date
/s/ SANDEEP VIJ
Sandeep Vij (Director)	November 29, 2016 Date

STATEMENT OF MANAGEMENT RESPONSIBILITY
Management is responsible for the preparation, integrity, and objectivity of the Consolidated Financial Statements and other financial information included in the Company's 2016 Annual Report on Form 10-K. The Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles and reflect the effects of certain estimates and judgments made by management. It is critical for investors and other readers of the Consolidated Financial Statements to have confidence that the financial information that we provide is timely, complete, relevant and accurate.
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
Our Consolidated Financial Statements as of and for the year ended October 1, 2016 have been audited by Deloitte & Touche LLP, an independent registered public accounting firm. Their audit was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and included an integrated audit under such standards.
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

/s/ JOHN R. AMBROSEO	/s/ KEVIN PALATNIK
John R. Ambroseo President and Chief Executive Officer	Kevin Palatnik Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Coherent, Inc.
Santa Clara, CA
We have audited the accompanying consolidated balance sheets of Coherent, Inc. and its subsidiaries (collectively, the "Company") as of October 1, 2016 and October 3, 2015, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended October 1, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 1, 2016 and October 3, 2015, and the results of its operations and its cash flows for each of the three years in the period ended October 1, 2016, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of October 1, 2016, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 29, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP

San Jose, California
November 29, 2016

COHERENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	October 1, 2016	October 3, 2015
ASSETS
Current assets:
Cash and cash equivalents	$354,347	$130,607
Short-term investments	45,606	194,908
Accounts receivable—net of allowances of $2,420 in 2016 and $3,015 in 2015	165,715	142,260
Inventories	212,898	156,614
Prepaid expenses and other assets	37,073	28,294
Total current assets	815,639	652,683
Property and equipment, net	127,443	102,445
Goodwill	101,458	101,817
Intangible assets, net	13,874	22,776
Other assets	102,734	89,226
Total assets	$1,161,148	$968,947
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short term borrowings	$20,000	$—
Accounts payable	45,182	33,379
Income taxes payable	19,870	4,279
Other current liabilities	116,442	84,932
Total current liabilities	201,494	122,590
Other long-term liabilities	48,826	49,939
Commitments and contingencies (Note 10)
Stockholders' equity:
Common stock, par value $.01:
Authorized—500,000 shares;
Outstanding—24,324 shares in 2016 and 23,970 shares in 2015	242	238
Additional paid-in capital	151,298	128,607
Accumulated other comprehensive loss	(5,300)	(9,513)
Retained earnings	764,588	677,086
Total stockholders' equity	910,828	796,418
Total liabilities and stockholders' equity	$1,161,148	$968,947
See accompanying Notes to Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended
	October 1, 2016	October 3, 2015	September 27, 2014
Net sales	$857,385	$802,460	$794,639
Cost of sales	475,993	467,061	481,249
Gross profit	381,392	335,399	313,390
Operating expenses:
Research and development	81,801	81,455	79,070
Selling, general and administrative	169,138	149,829	154,030
Gain on business combination	—	(1,316)	—
Impairment of investment	—	2,017	—
Amortization of intangible assets	2,839	2,667	3,424
Total operating expenses	253,778	234,652	236,524
Income from operations	127,614	100,747	76,866
Other income (expense):
Interest and dividend income	1,143	595	397
Interest expense	(1,346)	(48)	(72)
Other—net	(4,515)	(1,726)	2,028
Total other income (expense), net	(4,718)	(1,179)	2,353
Income before income taxes	122,896	99,568	79,219
Provision for income taxes	35,394	23,159	20,113
Net income	$87,502	$76,409	$59,106
Net income per share:
Basic	$3.62	$3.09	$2.39
Diluted	$3.58	$3.06	$2.36
Shares used in computation:
Basic	24,142	24,754	24,760
Diluted	24,415	24,992	25,076
See accompanying Notes to Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended
	October 1, 2016	October 3, 2015	September 27, 2014

Net income	$87,502	$76,409	$59,106
Other comprehensive income (loss): (1)
Translation adjustment, net of taxes (2)	1,731	(45,624)	(19,185)
Net gain (loss) on derivative instruments, net of taxes (3)	(28)	601	(573)
Changes in unrealized gains (losses) on available-for-sale securities, net of taxes (4)	2,510	828	(10)
Other comprehensive income (loss), net of tax	4,213	(44,195)	(19,768)
Comprehensive income	$91,715	$32,214	$39,338

(1) Reclassification adjustments were not significant during fiscal years 2016, 2015 and 2014.
(2) Tax expenses (benefits) of $279, $(1,768) and $250 were provided on translation adjustments during fiscal 2016, 2015 and 2014, respectively.
(3) Tax expenses (benefits) of $(17), $349 and $(332) were provided on net gain (loss) on derivative instruments during fiscal 2016, 2015 and 2014, respectively.
(4) Tax expenses (benefits) of $1,399, $486 and $(7) were provided on changes in unrealized gains (losses) on available-for-sale securities during fiscal 2016, 2015 and 2014, respectively.

COHERENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Three Years in the Period Ended October 1, 2016
(In thousands)

	Common Stock Shares	Common Stock Par Value	Add. Paid-in Capital	Accum. Other Comp. Income(Loss)	Retained Earnings	Total
Balances, September 28, 2013	24,464	$244	$162,253	$54,450	$541,571	$758,518
Common stock issued under stock plans, net of shares withheld for employee taxes	486	4	2,870	—	—	2,874
Tax impact from employee stock options	—	—	(52)	—	—	(52)
Stock-based compensation	—	—	18,971	—	—	18,971
Net income	—	—	—	—	59,106	59,106
Other comprehensive income, net of tax	—	—	—	(19,768)	—	(19,768)
Balances, September 27, 2014	24,950	$248	$184,042	$34,682	$600,677	$819,649
Common stock issued under stock plans, net of shares withheld for employee taxes	322	4	2,002	—	—	2,006
Tax impact from employee stock options	—	—	(667)	—	—	(667)
Repurchases of common stock	(1,302)	(14)	(75,013)	—	—	(75,027)
Stock-based compensation	—	—	18,243	—	—	18,243
Net income	—	—	—	—	76,409	76,409
Other comprehensive loss, net of tax	—	—	—	(44,195)	—	(44,195)
Balances, October 3, 2015	23,970	$238	$128,607	$(9,513)	$677,086	$796,418
Common stock issued under stock plans, net of shares withheld for employee taxes	354	4	2,402	—	—	2,406
Stock-based compensation	—	—	20,289	—	—	20,289
Net income	—	—	—	—	87,502	87,502
Other comprehensive loss, net of tax	—	—	—	4,213	—	4,213
Balances, October 1, 2016	24,324	$242	$151,298	$(5,300)	$764,588	$910,828
See accompanying Notes to Consolidated Financial Statements

COHERENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Year Ended
	October 1, 2016	October 3, 2015	September 27, 2014
Cash flows from operating activities:
Net income	$87,502	$76,409	$59,106
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,905	24,815	26,608
Amortization of intangible assets	8,450	8,244	9,593
Gain on business combination	—	(1,316)	—
Impairment of investment	—	2,017	—
Stock-based compensation	20,157	18,232	18,897
Deferred income taxes	(9,770)	838	(8,185)
Other non-cash expense (income)	963	526	(1,364)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(17,525)	(10,099)	(5,191)
Inventories	(55,708)	6,054	(6,890)
Prepaid expenses and other assets	(4,855)	(2,048)	11,635
Other assets	(1,552)	802	(3,489)
Accounts payable	9,735	1,000	(2,295)
Income taxes payable/receivable	7,384	(6,759)	(11,373)
Other current liabilities	30,661	5,623	(580)
Other long-term liabilities	3,952	120	4,907
Net cash provided by operating activities	105,299	124,458	91,379
Cash flows from investing activities:
Purchases of property and equipment	(49,327)	(22,163)	(23,390)
Proceeds from dispositions of property and equipment	555	1,163	585
Purchases of available-for-sale securities	(180,842)	(312,592)	(280,408)
Proceeds from sales and maturities of available-for-sale securities	333,058	346,059	193,430
Acquisition of businesses, net of cash acquired	—	(9,300)	—
Net cash provided by (used in) investing activities	103,444	3,167	(109,783)

(continued)

COHERENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (In thousands)

	Year Ended
	October 1, 2016	October 3, 2015	September 27, 2014
Cash flows from financing activities:
Short-term borrowings	$54,792	$38,729	$61,523
Repayments of short-term borrowings	(34,792)	(38,729)	(61,499)
Net change in capital lease obligations	—	—	(2)
Issuance of common stock under employee stock option and purchase plans	7,849	7,308	10,685
Repurchase of common stock	—	(75,027)	—
Debt issuance costs	(5,202)	—	—
Net settlement of restricted common stock	(5,443)	(5,302)	(7,811)
Net cash provided by (used in) financing activities	17,204	(73,021)	2,896
Effect of exchange rate changes on cash and cash equivalents	(2,207)	(15,214)	(3,719)
Net increase (decrease) in cash and cash equivalents	223,740	39,390	(19,227)
Cash and cash equivalents, beginning of year	130,607	91,217	110,444
Cash and cash equivalents, end of year	$354,347	$130,607	$91,217
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$149	$48	$32
Income taxes	$43,884	$29,816	$44,055
Cash received during the year for:
Income taxes	$6,126	$3,297	$7,022
Noncash investing and financing activities:
Unpaid property and equipment purchases	$3,492	$1,425	$721

(concluded)
See accompanying Notes to Consolidated Financial Statements

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS
Founded in 1966, Coherent, Inc. provides lasers and laser-based technology in a broad range of commercial and scientific research applications. Coherent designs, manufactures, services and markets lasers and related accessories for a diverse group of customers. Headquartered in Santa Clara, California, the Company has worldwide operations including research and development, manufacturing, sales, service and support capabilities.

2. SIGNIFICANT ACCOUNTING POLICIES
Fiscal Year
Our fiscal year ends on the Saturday closest to September 30. Fiscal years 2016, 2015 and 2014 ended on October 1, 2016, October 3, 2015 and September 27, 2014, respectively, and are referred to in these financial statements as fiscal 2016, fiscal 2015, and fiscal 2014 for convenience. Fiscal years 2016 and 2014 include 52 weeks and fiscal year 2015 includes 53 weeks. The fiscal years of the majority of our international subsidiaries end on September 30. Accordingly, the financial statements of these subsidiaries as of that date and for the years then ended have been used for our consolidated financial statements. Management believes that the impact of the use of different year-ends is immaterial to our consolidated financial statements taken as a whole.
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
Cash Equivalents
All highly liquid investments with maturities of three months or less at the time of purchase are classified as cash equivalents. At fiscal 2016 year-end, cash and cash equivalents included cash and money market funds.
Concentration of Credit Risk
Financial instruments that may potentially subject us to concentrations of credit risk consist principally of cash equivalents, short-term investments and accounts receivable. At fiscal 2016 year-end, the majority of our short-term investments were in commercial paper and equity securities. Cash equivalents and short-term investments are maintained with several financial institutions and may exceed the amount of insurance provided on such balances. At October 1, 2016, we held cash and cash equivalents and short-term investments outside the U.S. in certain of our foreign operations totaling approximately $331.0 million, $93.1 million of which was denominated in currencies other than the U.S. dollar. The majority of our accounts receivable are derived from sales to customers for commercial applications. We perform ongoing credit evaluations of our customers' financial condition and limit the amount of credit extended when deemed necessary but generally require no collateral. In certain instances, we may require customers to issue a letter of credit. We maintain reserves for potential credit losses. Our products are broadly distributed and there was one customer who accounted for 18.0% and 21.4% of accounts receivable at fiscal 2016 and fiscal 2015 year-end. We had another customer who accounted for 18.7% of accounts receivable at fiscal 2016 year-end.

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
Our accounting policies for derivative financial instruments are based on whether they meet the criteria for designation as a cash flow hedge. Changes in the fair value of these cash flow hedges that are highly effective are recorded in accumulated other comprehensive income and reclassified into earnings in the same line item on the consolidated statements of operations as the impact of the hedged transaction during the period in which the hedged transaction affects earnings. The ineffective portion of cash flow hedges are recognized immediately in other income and expenses. Derivatives that we designate as cash flow hedges are classified in the consolidated statements of cash flows in the same section as the underlying item, primarily within cash flows from operating activities. The changes in fair value of derivative instruments that are not designated as hedges are recognized immediately in other income (expense).
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
Activity in accounts receivable allowance is as follows (in thousands):

	Fiscal
	2016	2015	2014
Beginning balance	$3,015	$1,155	$1,386
Additions charged to expenses	2,084	2,716	1,194
Deductions from reserves	(2,679)	(856)	(1,425)
Ending balance	$2,420	$3,015	$1,155
Inventories
Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories are as follows (in thousands):

	Fiscal year-end
	2016	2015
Purchased parts and assemblies	$56,824	$50,182
Work-in-process	88,391	56,225
Finished goods	67,683	50,207
Total inventories	$212,898	$156,614
Property and Equipment
Property and equipment are stated at cost and are depreciated or amortized using the straight-line method. Cost, accumulated depreciation and amortization, and estimated useful lives are as follows (dollars in thousands):

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Fiscal year-end
	2016	2015	Useful Life
Land	$7,523	$6,132
Buildings and improvements	85,908	69,970	5-40 years
Equipment, furniture and fixtures	248,741	230,208	3-10 years
Leasehold improvements	38,979	31,290	1-15 years
	381,151	337,600
Accumulated depreciation and amortization	(253,708)	(235,155)
Property and equipment, net	$127,443	$102,445
Asset Retirement Obligations
The fair value (the present value of estimated cash flows) of a liability for an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. All of our existing asset retirement obligations are associated with commitments to return the property to its original condition upon lease termination at various sites and costs to clean up and dispose of certain fixed assets at our Sunnyvale, California site. We estimated that as of fiscal 2016 year-end, gross expected future cash flows of $3.1 million would be required to fulfill these obligations.
The following table reconciles changes in our asset retirement liability for fiscal 2016 and 2015 (in thousands):

Asset retirement liability as of September 27, 2014	$2,222
Adjustment to asset retirement obligations recognized	542
Accretion recognized	55
Changes due to foreign currency exchange	(165)
Asset retirement liability as of October 3, 2015	2,654
Adjustment to asset retirement obligations recognized	(14)
Accretion recognized	71
Changes due to foreign currency exchange	85
Asset retirement liability as of October 1, 2016	$2,796
At October 1, 2016 and October 3, 2015, the asset retirement liability is included in Other long-term liabilities on our consolidated balance sheets.
Long-lived Assets
We evaluate the carrying value of long-lived assets, including intangible assets, whenever events or changes in business circumstances or our planned use of long-lived assets indicate that their carrying amounts may not be fully recoverable or that their useful lives are no longer appropriate. Reviews are performed to determine whether the carrying values of long-lived assets are impaired based on a comparison to the undiscounted expected future net cash flows. If the comparison indicates that impairment exists, long-lived assets that are classified as held and used are written down to their respective fair values. When long-lived assets are classified as held for sale, they are written down to their respective fair values less costs to sell. Significant management judgment is required in the forecast of future operating results that is used in the preparation of expected undiscounted cash flows. For fiscal years 2016, 2015 and 2014, there were no significant asset impairments recorded other than the $2 million impairment of our investment in SiOnyx in fiscal 2015 (See Note 8. "Balance Sheet Details").
Goodwill
Goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired (see Note 7. "Goodwill and Intangible Assets"). In testing for impairment, we have the option to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

reporting unit is less than its carrying amount. Moreover, an entity can bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the impairment test, and then resume performing the qualitative assessment in any subsequent period. In both our fiscal 2016 and 2015 annual testing, we performed a qualitative assessment of the goodwill for our SLS reporting unit using the opening balance sheet as of the first day of the fourth quarter and noted no impairment. For the CLC reporting unit, we elected to bypass the qualitative assessment and proceed directly to performing the first step of the goodwill impairment test. Accordingly, we performed our Step 1 test using the opening balance sheet as of the first day of the fourth quarter and noted no impairment in both fiscal 2016 and 2015. (See Note 7 for additional discussion of the fiscal 2016 analysis.)
Intangible Assets
Intangible assets, including acquired existing technology, customer lists and trade name are amortized on a straight-line basis over their estimated useful lives, currently 3 year to 15 years (See Note 7. "Goodwill and Intangible Assets").
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
Components of the reserve for warranty costs during fiscal 2016, 2015 and 2014 were as follows (in thousands):

	Fiscal
	2016	2015	2014
Beginning balance	$15,308	$16,961	$18,508
Additions related to current period sales	21,859	20,959	24,149
Warranty costs incurred in the current period	(21,393)	(21,922)	(25,144)
Accruals resulting from acquisitions	—	215	—
Adjustments to accruals related to foreign exchange and other	175	(905)	(552)
Ending balance	$15,949	$15,308	$16,961
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
We treat third party and government funding of our research and development activity, where we are the primary beneficiary of such work conducted, as a reduction of research and development cost. Research and development reimbursements of $2.7 million, $2.5 million and $7.2 million were offset against research and development costs in fiscal 2016, 2015 and 2014, respectively.
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
Comprehensive Income (Loss)

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive income (loss) (net of tax) at fiscal 2016 year-end is substantially comprised of accumulated translation adjustments of $(8.6) million and unrealized gain on marketable equity securities of $3.3 million. Accumulated other comprehensive income (loss) (net of tax) at fiscal 2015 year-end is substantially comprised of accumulated translation adjustments of $(10.4) million.
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
The following table presents information necessary to calculate basic and diluted earnings per share (in thousands, except per share data):

	Fiscal
	2016	2015	2014
Weighted average shares outstanding—basic	24,142	24,754	24,760
Dilutive effect of employee stock awards	273	238	316
Weighted average shares outstanding—diluted	24,415	24,992	25,076
Net income	$87,502	$76,409	$59,106
Net income—basic	$3.62	$3.09	$2.39
Net income—diluted	$3.58	$3.06	$2.36
There were 323, 0 and 47,242 potentially dilutive securities excluded from the dilutive share calculation for fiscal 2016, 2015 and 2014, respectively, as its effect was anti-dilutive.
Stock-Based Compensation
We account for stock-based compensation using the fair value of the awards granted. We value restricted stock units using the intrinsic value method, which is based on the fair market value price on the grant date. We use a Monte Carlo simulation model to estimate the fair value of performance restricted stock units. We use historical data to estimate pre-vesting option and restricted stock unit forfeitures and record stock-based compensation expense only for those awards that are expected to vest. We amortize the fair value of stock awards on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. See Note 12 "Employee Stock Award, Option and Benefit Plans" for a description of our stock-based employee compensation plans and the assumptions we use to calculate the fair value of stock-based employee compensation.
Shipping and Handling Costs
We record costs related to shipping and handling of net sales in cost of sales for all periods presented. Shipping and handling fees billed to customers are included in net sales. Custom duties billed to customers are recorded in cost of sales.
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
Federal and state income taxes have not been provided on a portion of the unremitted earnings of foreign subsidiaries because such earnings are intended to be permanently reinvested. The total amount of unremitted earnings (including accumulated translation adjustments) of foreign subsidiaries for which we have not yet recorded federal and state income taxes was approximately $574.0 million and $471.9 million at fiscal 2016 and 2015 year-end, respectively. The amount of federal and state income taxes that would be payable upon repatriation of such earnings is not practicably determinable. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business.
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
In April 2015, the FASB issued amended guidance that simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amended guidance. The new standard will become effective for our fiscal year beginning October 2, 2016. We elected to early adopt the standard in the second quarter of fiscal 2016 and have recorded the debt issuance costs of $5.2 million as of October 1, 2016 in other assets for the debt commitment we entered into in the second quarter of fiscal 2016. The debt issuance cost related to the term loan facility will be reclassified to debt in the first quarter of fiscal 2017.
Recently Issued Accounting Pronouncements
In October 2016, the FASB issued amended guidance that improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Under the new guidance, an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The new standard will become effective for our fiscal year beginning October 1, 2018. We are currently assessing the impact of this amended guidance and the timing of adoption.
In May 2016, accounting guidance was issued to clarify the not yet effective revenue recognition guidance issued in May 2014. This additional guidance does not change the core principle of the revenue recognition guidance issued in May 2014, rather, it provides clarification of accounting for collections of sales taxes as well as recognition of revenue (i) associated with contract modifications, (ii) for noncash consideration, and (iii) based on the collectability of the consideration from the customer. The guidance also specifies when a contract should be considered “completed” for purposes of applying the transition guidance. The effective date and transition requirements for this guidance are the same as the effective date and transition requirements for the guidance previously issued in 2014, which is effective for our fiscal year beginning September 30, 2018.

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

We are currently evaluating the new guidance and have not determined the impact this standard may have on our financial statements nor have we decided upon the method of adoption.
In March 2016, the FASB issued amended guidance that simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Under the new guidance, an entity recognizes all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement. This change eliminates the notion of the APIC pool and significantly reduces the complexity and cost of accounting for excess tax benefits and tax deficiencies. The new standard will become effective for our fiscal year beginning October 1, 2017. We are currently assessing the impact of this amended guidance and the timing of adoption.

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

3. BUSINESS COMBINATIONS
Rofin-Sinar Technologies, Inc.
On November 7, 2016, we acquired Rofin-Sinar Technologies, Inc. ("Rofin"), one of the world's leading developers and manufacturers of high-performance industrial laser sources and laser-based solutions and components. See Note 16, "Subsequent Events" for further discussion of the acquisition.
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

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. FAIR VALUES
We measure our cash equivalents and marketable securities at fair value. The fair values of our financial assets and liabilities are determined using quoted market prices of identical assets or quoted market prices of similar assets from active markets. We recognize transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers between levels during the periods presented. As of October 1, 2016 and October 3, 2015, we did not have any assets or liabilities valued based on Level 3 valuations.
Financial assets and liabilities measured at fair value as of October 1, 2016 and October 3, 2015 are summarized below (in thousands):

	Aggregate Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Aggregate Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	Fiscal year-end 2016			Fiscal year-end 2015
		(Level 1)	(Level 2)		(Level 1)	(Level 2)
Assets:
Cash equivalents:
Money market fund deposits	$237,142	$237,142	$—	$8,297	$8,297	$—
Short-term investments:
U.S. Treasury and agency obligations (2)	125	—	125	150,748	—	150,748
Corporate notes and obligations (2)	—	—	—	17,942	—	17,942
Commercial paper (2)	24,999	—	24,999	9,740	—	9,740
Equity securities (1)	20,482	20,482	—	16,478	16,478	—
Prepaid and other assets:
Foreign currency contracts (3)	889	—	889	258	—	258
Mutual funds — Deferred comp and supplemental plan (4)	14,399	14,399	—	13,891	13,891	—
Total	$298,036	$272,023	$26,013	$217,354	$38,666	$178,688

Liabilities:
Other current liabilities:
Foreign currency contracts (3)	(3,100)	—	(3,100)	(239)	—	(239)
Total	$294,936	$272,023	$22,913	$217,115	$38,666	$178,449
 ___________________________________________________

(1)	Valuations are based upon quoted market prices.

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

banks. Our foreign currency contracts’ valuation inputs are based on quoted prices and quoted pricing intervals from public data sources and do not involve management judgment. At October 1, 2016, prepaid expenses and other assets include $889 non-designated forward contracts; other current liabilities include $3,100 non-designated forward contracts. At October 3, 2015, prepaid expenses and other assets include $217 non-designated forward contracts and $41 foreign currency contracts designated for cash flow hedges, respectively; other current liabilities include $239 non-designated forward contracts and $0 foreign currency contracts designated for cash flow hedges, respectively. See Note 6, "Derivative Instruments and Hedging Activities".

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
Cash, cash equivalents and short-term investments consist of the following (in thousands):

	Fiscal year-end 2016
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$354,347	$—	$—	$354,347
Short-term investments:
Available-for-sale securities:
Commercial paper	$24,999	$—	$—	$24,999
U.S. Treasury and agency obligations	125	—	—	125
Equity securities	15,269	5,213	—	20,482
Total short-term investments	$40,393	$5,213	$—	$45,606

	Fiscal year-end 2015
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$130,607	$—	$—	$130,607
Short-term investments:
Available-for-sale securities:
Commercial paper	$9,740	$—	$—	$9,740
U.S. Treasury and agency obligations	149,708	1,040	—	150,748
Corporate notes and obligations	17,892	52	(2)	17,942
Equity securities	15,269	1,209	—	16,478
Total short-term investments	$192,609	$2,301	$(2)	$194,908

None of the unrealized losses as of October 1, 2016 or October 3, 2015 were considered to be other-than-temporary impairments.
The amortized cost and estimated fair value of available-for-sale investments in debt securities as of October 1, 2016 and October 3, 2015, classified as short-term investments on our consolidated balance sheets, were as follows (in thousands):

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. SHORT-TERM INVESTMENTS (Continued)

	Fiscal year-end
	2016		2015
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Investments in available-for-sale debt securities due in less than one year	$25,124	$25,124	$148,088	$149,100
Investments in available-for-sale debt securities due in one to five years (1)	$—	$—	$29,252	$29,330

(1) Classified as short-term investments because these securities are highly liquid and can be sold at any time.
During fiscal 2016, we received proceeds totaling $126.0 million from the sale of available-for-sale securities and realized gross gains of less than $0.1 million. During fiscal 2015, we received proceeds totaling $163.8 million from the sale of available-for-sale securities and realized gross gains of less than $0.1 million.

6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
We maintain operations in various countries outside of the United States and have foreign subsidiaries that manufacture and sell our products in various global markets. The majority of our sales are transacted in U.S. dollars. However, we do generate revenues in other currencies, primarily the Euro, Japanese Yen, South Korean Won and Chinese Renminbi (RMB). As a result, our earnings, cash flows and cash balances are exposed to fluctuations in foreign currency exchange rates. We attempt to limit these exposures through financial market instruments. We utilize derivative instruments, primarily forward contracts with maturities of seven months or less, to manage our exposure associated with anticipated cash flows and net asset and liability positions denominated in foreign currencies. Gains and losses on the forward contracts are mitigated by gains and losses on the underlying instruments. We do not use derivative financial instruments for speculative or trading purposes. The credit risk amounts represent the Company’s gross exposure to potential accounting loss on derivative instruments that are outstanding or unsettled if all counterparties failed to perform according to the terms of the contract, based on then-current currency rates at each respective date.
For derivative instruments that are not designated as hedging instruments, gains and losses are recognized in other income (expense).
On August 1, 2016, we purchased forward contracts totaling 670.0 million Euros, with a value date of November 30, 2016, to limit our foreign exchange risk related to the commitment of our term loan (denominated in Euros) in an amount of the Euro equivalent of $750.0 million to finance the U.S. dollar payment for the acquisition of Rofin. As of October 1, 2016, we had recognized an unrealized loss of $2.2 million on these contracts in other income (expense) net. Subsequent to October 1, 2016, we settled these hedges at a net gain of $3.1 million, resulting in a realized gain of $5.3 million in the first quarter of fiscal 2017.
Non-Designated Derivatives
The outstanding notional contract and fair value asset (liability) amounts of non-designated hedge contracts, with maximum maturity of seven months, are as follows (in thousands):

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

	U.S. Notional Contract Value		U.S. Fair Value
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Euro currency hedge contracts
Purchase	$91,108	$52,699	$162	$33
Sell	$(750,454)	$—	$(2,234)	$—

South Korean WON currency hedge contracts
Purchase	$31,248	$253	$413	$—
Sell	$(37,929)	$(17,747)	$(152)	$30

Chinese RMB currency hedge contracts
Sell	$(25,237)	$(10,900)	$(91)	$(106)

Japanese Yen currency hedge contracts
Purchase	$—	$558	$—	$8
Sell	$(36,450)	$(15,804)	$(343)	$(84)

Other foreign currency hedge contracts
Purchase	$6,033	$3,283	$(4)	$(49)
Sell	$(1,775)	$(5,835)	$38	$146
Designated Derivatives
Cash flow hedges related to anticipated transactions are designated and documented at the inception of the hedge when we enter into contracts for specific future transactions. Cash flow hedges are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of OCI in stockholder's equity and is reclassified into earnings when the underlying transaction affects earnings. We had no cash flow hedges outstanding at October 1, 2016. Changes in the fair value of currency forward contracts due to changes in time value are excluded from the assessment of effectiveness and recognized in other income (expense) as incurred. We classify the cash flows from the foreign exchange forward contracts that are accounted for as cash flow hedges in the same section as the underlying item, primarily within cash flows from operating activities since we do not designate our cash flow hedges as investing or financing activities.
The outstanding notional contract and fair value asset (liability) amounts of designated cash flow hedge contracts, which have all been settled prior to October 1, 2016, are as follows (in thousands):

	U.S. Notional Contract Value		U.S. Fair Value
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Japanese Yen currency hedge contracts
Sell	$—	$(2,903)	$—	$41
We had entered into certain derivative forward contracts to sell Japanese Yen and buy Euro to hedge revenue exposures related to our photonics-based solutions in Asia. In order to facilitate the hedge, we transacted with counterparties in the U.S. directly and then allocated the hedge contracts to our affiliates through a back-to-back relationship with our German subsidiary. The German subsidiary designated these hedge contracts as cash flow hedges under ASC 815. The hedges were settled prior to October 1, 2016
The fair value of our derivative instruments is included in prepaid expenses and other assets and in other current liabilities in our Consolidated Balance Sheets (See Note 4); such amounts were not material as of October 1, 2016 and October 3, 2015.
The locations and amounts of designated and non-designated derivative instruments’ gains and losses in the consolidated financial statements for the fiscal year ended October 1, 2016 and October 3, 2015 were as follows (in thousands):

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

	Location in financial statements	Fiscal 2016	Fiscal 2015	Fiscal 2014
Derivatives designated as hedging instruments
Gains(losses) in OCI on derivatives (effective portion), after tax	OCI	$(28)	$601	$(573)
Losses reclassified from OCI into income (effective portion)	Cost of sales	$—	$(1,720)	$—
Gains(losses) reclassified from OCI into income (effective portion)	Revenue	$(58)	$208	$(13)
Gains(losses) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Other income (expense)	$(29)	$(108)	$20
Derivatives not designated as hedging instruments
Losses recognized in income	Other income (expense)	$(10,527)	$(4,320)	$(3,105)

During the fiscal year ended October 1, 2016 and October 3, 2015, we recognized losses of $31,000 and $107,000, respectively, in other income (expense) as ineffectiveness related to a portion of an anticipated hedged transaction that failed to occur within the original hedge period plus two months. The remainder of the hedged transaction occurred as expected and effective amounts were recognized in revenue or cost of sales as disclosed in the above table.
The amounts that will be reclassified from OCI to earnings are generally offset by the recognition of the hedged transactions (e.g., anticipated cost of sales) in earnings, thereby achieving the realization of prices contemplated by the underlying risk management strategies and will vary from the expected amounts presented above as a result of changes in foreign exchange rates.
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
Offsetting of Financial Assets/Liabilities under Master Netting Agreements with Derivative Counterparties as of October 1, 2016 and October 3, 2015 (in thousands):

				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Derivative Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Derivative Assets Presented in the Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Received	Net Amounts
As of October 1, 2016:
Foreign exchange contracts	$889	$—	$889	$(860)	$—	$29
As of October 3, 2015:
Foreign exchange contracts	$258	$—	$258	$(116)	$—	$142

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

(1) The balances at October 1, 2016 and October 3, 2015 were related to derivative liabilities which are allowed to be net settled against derivative assets in accordance with the master netting agreements.

				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Derivative Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Derivative Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Paid	Net Amounts
As of October 1, 2016:
Foreign exchange contracts	$(3,100)	$—	$(3,100)	$860	$—	$(2,240)
As of October 3, 2015:
Foreign exchange contracts	$(239)	$—	$(239)	$116	$—	$(123)
(1) The balances at October 1, 2016 and October 3, 2015 were related to derivative assets which are allowed to be net settled against derivative liabilities in accordance with the master netting agreements.

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
During fiscal 2016, Coherent had two reporting units: Specialty Laser Systems ("SLS") and Commercial Lasers and Components ("CLC"). In our fiscal 2016 annual testing, we performed a qualitative assessment of the goodwill for our SLS reporting unit during the fourth quarter of fiscal 2016 using the opening balance sheet as of the first day of the fourth quarter and concluded that it was more likely than not that the fair value of the reporting unit exceeded its carrying amount. In assessing the qualitative factors, we considered the impact of these key factors: macroeconomic conditions, fluctuations in foreign currency, market and industry conditions, our operating and competitive environment, regulatory and political developments, the overall financial performance of the reporting unit including cost factors and budgeted-to-actual revenue results. We also considered our market capitalization, stock price performance and the significant excess between the estimated fair value and carrying value of the SLS reporting unit.  Based on our assessment, goodwill in the SLS reporting unit was not impaired as of the first day of the fourth quarter of fiscal 2016. As such, it was not necessary to perform the two-step goodwill impairment test at that time. For the CLC reporting unit, we elected to bypass the qualitative assessment and proceed directly to performing the first step of the goodwill impairment test. We performed our Step 1 test using the opening balance sheet as of the first day of the fourth quarter and noted no impairment. We determined the fair value of the CLC reporting unit for the Step 1 test using a 50-50% weighting of the Income (discounted cash flow) approach and Market (market comparable) approach. Management completed and reviewed the results of the Step 1 analysis and concluded that a Step 2 analysis was not required as the estimated fair value of the CLC reporting unit was significantly in excess of its carrying value. Between the completion of that testing and the end of the fourth quarter of fiscal 2016, we noted no indications of impairment or triggering events with either reporting unit to cause us to review goodwill for potential impairment.
The changes in the carrying amount of goodwill by segment for fiscal 2016 and 2015 are as follows (in thousands):

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. GOODWILL AND INTANGIBLE ASSETS (continued)

	Commercial Lasers and Components (1)	Specialty Laser Systems (2)	Total
Balance as of September 27, 2014	$6,363	$103,150	$109,513
Additions (see Note 3)	—	1,119	1,119
Translation adjustments and other	—	(8,815)	(8,815)
Balance as of October 3, 2015	6,363	95,454	101,817
Additions (see Note 3)	—	434	434
Translation adjustments and other	—	(793)	(793)
Balance as of October 1, 2016	$6,363	$95,095	$101,458
(1) Gross amount of goodwill for our CLC segment was $25.7 million at both October 1, 2016 and October 3, 2015. At both October 1, 2016 and October 3, 2015, the accumulated impairment loss for the CLC reporting unit was $19.3 million reflecting an impairment charge in fiscal 2009.
(2) Gross amount of goodwill for our SLS segment was $97.4 million and $97.8 million at October 1, 2016 and October 3, 2015. At both October 1, 2016 and October 3, 2015, the accumulated impairment loss for the SLS reporting unit was $2.4 million reflecting an impairment charge in fiscal 2003.
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
During fiscal 2016, we wrote down IPR&D of $0.4 million related to our fiscal 2013 acquisition of Innolight Innovative Laser and Systemtechnik GmbH as management abandoned the in-process R&D projects in the fourth quarter of fiscal 2016. In fiscal 2015 and 2014, we did not have any impairment of intangible assets as a result of the impairment analysis.
The components of our amortizable intangible assets are as follows (in thousands):

	Fiscal year-end 2016			Fiscal year-end 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Existing technology	$70,664	$(61,133)	$9,531	$71,365	$(55,452)	$15,913
Customer lists	15,968	(11,658)	4,310	16,099	(9,661)	6,438
Trade name	384	(351)	33	399	(349)	50
In-process research and development	—	—	—	375	—	375
Total	$87,016	$(73,142)	$13,874	$88,238	$(65,462)	$22,776
For accounting purposes, when an intangible asset is fully amortized, it is removed from the disclosure schedule.
Amortizable intangible assets include intangible assets acquired through business combinations as well as through direct purchases or licenses.
The weighted average remaining amortization period for existing technology is approximately 2.1 years, the weighted average remaining amortization period for customer lists is 2.8 years, and the weighted average remaining amortization period for trade name is 3.1 years. Amortization expense for intangible assets during fiscal years 2016, 2015, and 2014 was $8.5 million, $8.2 million and $9.6 million, respectively, which includes $6.0 million, $6.3 million and $7.5 million, respectively, for amortization of existing technology. The change in accumulated amortization also includes $0.4 million and $2.9 million of foreign exchange impact for fiscal 2016 and fiscal 2015, respectively.

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. GOODWILL AND INTANGIBLE ASSETS (continued)

Estimated amortization expense for the next five fiscal years and all years thereafter are as follows (in thousands):

Estimated Amortization Expense
2017	$6,932
2018	4,197
2019	2,107
2020	634
2021	2
Thereafter	2
Total	$13,874

8. BALANCE SHEET DETAILS
Prepaid expenses and other assets consist of the following (in thousands):

	Fiscal year-end
	2016	2015
Prepaid and refundable income taxes	$12,415	$8,846
Other taxes receivable	10,538	6,574
Prepaid expenses and other assets	14,120	12,874
Total prepaid expenses and other assets	$37,073	$28,294
Other assets consist of the following (in thousands):

	Fiscal year-end
	2016	2015
Assets related to deferred compensation arrangements (see Note 12)	$26,356	$25,131
Deferred tax assets	67,157	60,254
Other assets	9,221	3,841
Total other assets	$102,734	$89,226
In fiscal 2010, we invested $2.0 million in SiOnyx, Inc., a privately-held company. The investment was included in other assets and was being carried on a cost basis. During the third quarter of fiscal 2015 we determined that our investment became other-than temporarily impaired. As a result, during the third quarter of fiscal 2015, we recorded a non-cash charge of $2.0 million in our results of operations to impair this investment. In determining the fair value of the cost method investment, we considered many factors including but not limited to operating performance of the investee, the amount of cash that the investee has on-hand, the ability to obtain additional financing and the overall market conditions in which the investee operates. The fair value of the cost method investment represents a Level 3 valuation as the assumptions used in valuing the investment were not directly or indirectly observable.
For our $750.0 million debt financing commitment with certain lenders (See Note 9 "Borrowings"), we paid $5.2 million of debt issuance costs in fiscal 2016 and recorded it to other assets. The debt issuance cost related to the term loan facility will be reclassified to debt in the first quarter of fiscal 2017.
Other current liabilities consist of the following (in thousands):

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. BALANCE SHEET DETAILS (continued)

	Fiscal year-end
	2016	2015
Accrued payroll and benefits	$47,506	$35,504
Accrued expenses and other	14,700	10,965
Warranty reserve (see Note 2)	15,949	15,308
Other taxes payable	3,656	4,888
Customer deposits	1,597	1,793
Deferred revenue	33,034	16,474
Total other current liabilities	$116,442	$84,932
Other long-term liabilities consist of the following (in thousands):

	Fiscal year-end
	2016	2015
Long-term taxes payable	$2,951	$7,651
Deferred compensation (see Note 12)	28,313	26,691
Deferred tax liabilities	1,468	2,717
Deferred revenue	4,069	3,149
Asset retirement obligations liability (see Note 2)	2,796	2,654
Other long-term liabilities	9,229	7,077
Total other long-term liabilities	$48,826	$49,939

9. BORROWINGS
We have several lines of credit which allow us to borrow in the applicable local currency. We have a total of $13.2 million of unsecured foreign lines of credit as of October 1, 2016. At October 1, 2016, we had used $1.6 million of these available foreign lines of credit as guarantees. These credit facilities were used in Europe and Japan during fiscal 2016. In addition, our domestic line of credit consists of a $50.0 million unsecured revolving credit account. The agreement will expire on May 31, 2017. The line of credit is subject to covenants related to financial ratios and tangible net worth with which we are currently in compliance. We have an outstanding balance of $20.0 million and have used $1.1 million for letters of credit against our domestic line of credit as of October 1, 2016. On November 4, 2016, we repaid the outstanding balance, plus accrued interest, on our domestic line of credit and terminated the credit facility.
On November 7, 2016, we entered into a Credit Agreement (the “Credit Agreement”) with Barclays Bank PLC ("Barclays"), Bank of America, N.A. ("BAML") and The Bank of Tokyo-Mitsubishi UFJ, Ltd. ("MUFG"). The Credit Agreement provided for a 670.0 million Euro senior secured term loan facility (the “Euro Term Loan”) and a $100.0 million senior secured revolving credit facility. On November 7, 2016, the Euro Term Loan was drawn in full and its proceeds were used to finance the acquisition of Rofin and pay related fees and expenses. Also, on November 7, 2016, we used 10.0 million Euro of the capacity under the revolving credit facility for the issuance of a letter of credit. We paid $5.2 million of debt issuance costs in fiscal 2016 and recorded it to other assets on our consolidated balance sheets as we had not drawn down the debt as of October 1, 2016. The debt issuance cost related to the term loan facility will be reclassified to debt in the first quarter of fiscal 2017. In the fourth quarter of fiscal 2016, we recorded an interest charge of $1.1 million interest expense within other income (expense) in our consolidated statement of operations related to the debt financing commitment. See Note 16, "Subsequent Events" for further discussion of the issuance of the financing.

10. COMMITMENTS AND CONTINGENCIES
Commitments
We lease several of our facilities under operating leases and recognize rent expense on a straight-line basis over the life of the leases.

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. COMMITMENTS AND CONTINGENCIES (continued)

Future minimum payments under our non-cancelable operating leases at October 1, 2016 are as follows (in thousands):

Fiscal
2017	$11,548
2018	9,091
2019	6,379
2020	4,859
2021	2,852
Thereafter through 2025	5,125
Total	$39,854
Rent expense, exclusive of sublease income, was $12.6 million, $11.0 million and $11.0 million in fiscal 2016, 2015 and 2014, respectively.
As of October 1, 2016, we had total purchase commitments for inventory of approximately $73.7 million and purchase obligations for fixed assets and services of $12.2 million compared to $25.3 million of purchase commitments for inventory and $9.0 million of purchase obligations for fixed assets and services at October 3, 2015.
Contingencies
We are subject to legal claims and litigation arising in the ordinary course of business, such as product liability, employment or intellectual property claims, including, but not limited to, the matters described below. On May 14, 2013, IMRA America (“Imra”) filed a complaint for patent infringement against two of our subsidiaries in the Regional Court of Düsseldorf, Germany, captioned In re IMRA America Inc. versus Coherent Kaiserslautern GmbH et. al. 4b O 38/13. The complaint alleges that the use of certain of the Company’s lasers infringes upon EP Patent No. 754,103, entitled “Method For Controlling Configuration of Laser Induced Breakdown and Ablation,” issued November 5, 1997. The patent, now expired in all jurisdictions, is owned by the University of Michigan and licensed to Imra. The complaint seeks unspecified compensatory damages, the cost of court proceedings and seeks to permanently enjoin the Company from infringing the patent in the future. Following the filing of the infringement suit, our subsidiaries filed a separate nullity action with the Federal Patent Court in Munich, Germany requesting that the court hold that the Patent was invalid based on prior art. On October 1, 2015, the Federal Patent Court ruled that the German portion of the Patent was invalid. Imra has appealed this decision to the Federal Court of Justice, the highest civil jurisdiction court in Germany. The infringement action is currently stayed pending the outcome of such appeal. Management has made an accrual with respect to this matter and has determined, based on its current knowledge, that the amount or range of reasonably possible losses in excess of the amounts already accrued is not reasonably estimable. Although we do not expect that such legal claims and litigation will ultimately have a material adverse effect on our consolidated financial position, results of operations or cash flows, an adverse result in one or more matters could negatively affect our results in the period in which they occur.
The United States and many foreign governments impose tariffs and duties on the import and export of certain products we sell. From time to time our duty calculations and payments are audited by government agencies. During the second quarter of fiscal 2016, we concluded an audit in South Korea for customs duties and value added tax for the period March 2009 to March 2014. We paid $1.6 million related to this matter in the second quarter of fiscal 2016 and have no remaining accrual at October 1, 2016.
On November 7, 2016, we entered into a Credit Agreement with Barclays, BAML and MUFG. See Note 9 "Borrowings" and Note 16 "Subsequent Events" for further discussion of the issuance of the financing.
In relation to the acquisition of Rofin, we paid Barclays, our financial advisor, a fee of approximately $9.5 million, $1.0 million of which was paid upon delivery of the fairness opinion in the second quarter of fiscal 2016, and was recorded in the selling, general and administrative line of the consolidated statements of operations, and the remaining portion of which was paid upon consummation of the acquisition in the first quarter of fiscal 2017. We also paid Barclays, BAML and MUFG together approximately $17.0 million and $5.6 million for underwriting and upfront fees, respectively, upon the close of the financing on November 7, 2016.

11. STOCK REPURCHASES
On July 25, 2014, our Board of Directors authorized a buyback program whereby we were authorized to repurchase up to $25.0 million of our common stock from time to time through July 31, 2015. During the first and second quarters of fiscal 2015, we repurchased and retired 434,114 shares of outstanding common stock under this plan at an average price of $57.59 per share for a total of $25.0 million.
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

12. EMPLOYEE STOCK AWARD AND BENEFIT PLANS
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

	Fiscal Year-end
	2016	2015
Cash surrender value of life insurance contracts	$13,636	$12,780
Fair value of mutual funds	14,399	13,891
Total assets	$28,035	$26,671

Total assets, included in:
Prepaid expenses and other assets	$1,679	$1,540
Other assets	26,356	25,131
Total assets	$28,035	$26,671

	Fiscal year-end
	2016	2015
Total deferred compensation liability, included in:
Other current liabilities	$1,679	$1,540
Other long-term liabilities	28,313	26,691
Total deferred compensation liability	$29,992	$28,231
Life insurance premiums loads, policy fees and cost of insurance that are paid from the asset investments and gains and losses from the asset investments for these plans are recorded as components of other income or expense; such amounts were a net gain of $1.7 million in fiscal year 2016, a net loss of $0.4 million in fiscal year 2015 and a net gain of $4.2 million in fiscal year 2014. Changes in the obligation to plan participants are recorded as a component of operating expenses and cost of sales; such amounts were a loss of $2.1 million in fiscal year 2016, an income of $0.2 million in fiscal year 2015 and a loss of $4.3 million in fiscal year 2014. Liabilities associated with participant balances under our deferred compensation plans are affected

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12. EMPLOYEE STOCK AWARD AND BENEFIT PLANS (continued)

by individual contributions and distributions made, as well as gains and losses on the participant's investment allocation election.
Coherent Employee Retirement and Investment Plan
Under the Coherent Employee Retirement and Investment Plan, we match employee contributions to the plan up to a maximum of 4% of the employee's individual earnings subject to IRS limitations. Employees become eligible for participation on their first day of employment and for Company matching contributions after completing one year of service. Effective November 1, 2016, employees became eligible for participation and Company matching contributions on their first day of employment. The Company's contributions (net of forfeitures) during fiscal 2016, 2015, and 2014 were $4.1 million, $3.6 million and $3.6 million, respectively.
Employee Stock Purchase Plan
We have an Employee Stock Purchase Plan ("ESPP") whereby eligible employees may authorize payroll deductions of up to 10% of their regular base salary to purchase shares at the lower of 85% of the fair market value of the common stock on the date of commencement of the offering or on the last day of the six-month offering period. During fiscal 2016, 2015 and 2014, a total of 141,340 shares, 132,004 shares and 134,321 shares, respectively, were purchased by and distributed to employees at an average price of $46.81, $51.34 and $48.68 per share, respectively. At fiscal 2016 year-end, we had 520,560 shares of our common stock reserved for future issuance under the plan.
Stock Award Plans
We maintain a stock plan for which employees, service providers and non-employee directors are eligible participants. This plan, the 2011 Equity Incentive Plan (the "2011 Plan"), provides for grants of options, time-based restricted stock units and performance restricted stock units. In prior years, we had a stock plan for which employees and service providers were eligible participants and a non-employee Directors' Stock Option Plan for which only non-employee directors were eligible participants. Those prior plans have expired. Under the 2011 Plan, Coherent may grant options and awards (time-based restricted stock units and performance restricted stock units) to purchase up to 6,747,691 shares of common stock, of which 5,230,398 shares remained available for grant at fiscal 2016 year-end.
Historically option grants to employees generally expired four years from the original grant date. Since adoption of the 2011 Plan, no stock options have been granted to employees.
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
12. EMPLOYEE STOCK AWARD AND BENEFIT PLANS (continued)

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
The fair values of shares purchased under the employee stock purchase plan for fiscal 2016, 2015 and 2014 were estimated using the following weighted-average assumptions:

	Employee Stock Purchase Plans
	Fiscal
	2016	2015	2014
Expected life in years	0.5	0.5	0.5
Expected volatility	35.0%	28.6%	24.1%
Risk-free interest rate	0.3%	0.1%	0.1%
Weighted average fair value per share	$18.59	$14.39	$13.57
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

	Fiscal
	2016	2015	2014
Risk-free interest rate	1.2%	1.0%	0.6%
Volatility	27.0%	28.7%	36.9%
Weighted average fair value	$74.48	$70.57	$77.10

We recognize the estimated cost of these awards, as determined under the simulation model, over the related service period, with no adjustment in future periods based upon the actual shareholder return over the performance period.
Stock Compensation Expense
The following table shows total stock-based compensation expense and related tax benefits included in the Consolidated Statements of Operations for fiscal 2016, 2015 and 2014 (in thousands):

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12. EMPLOYEE STOCK AWARD AND BENEFIT PLANS (continued)

	Fiscal
	2016	2015	2014
Cost of sales	$2,558	$2,530	$2,393
Research and development	2,268	1,946	2,033
Selling, general and administrative	15,331	13,756	14,471
Income tax benefit	(4,896)	(4,247)	(5,243)
	$15,261	$13,985	$13,654
Total stock-based compensation cost capitalized as part of inventory during fiscal 2016 was $2.7 million; $2.6 million was amortized into income during fiscal 2016, which includes amounts capitalized in fiscal 2016 and amounts carried over from fiscal 2015. Total stock-based compensation cost capitalized as part of inventory during fiscal 2015 was $2.5 million; $2.5 million was amortized into income during fiscal 2015, which includes amounts capitalized in fiscal 2015 and amounts carried over from fiscal 2014. Management has made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.
At fiscal 2016 year-end, the total compensation cost related to unvested stock-based awards granted to employees under the Company's stock plans but not yet recognized was approximately $21.2 million, net of estimated forfeitures of $0.8 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 1.4 years and will be adjusted for subsequent changes in estimated forfeitures.
At fiscal 2016 year-end, the total compensation cost related to options to purchase common shares under the ESPP but not yet recognized was approximately $0.2 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately one month.
The stock option exercise tax benefits reported in the statement of cash flows results from the excess tax benefits arising from tax deductions in excess of the stock-based compensation cost recognized, determined on a grant-by-grant basis. During fiscal 2016, 2015 and 2014 we have not generated any excess tax benefits as cash flows from financing activities.
Stock Awards Activity
At fiscal 2016, 2015 and 2014 year-end, we had 33,500, 86,000 and 107,000 shares subject to stock options outstanding.

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12. EMPLOYEE STOCK AWARD AND BENEFIT PLANS (continued)

The following table summarizes our time-based and performance restricted stock unit activity for fiscal 2016, 2015 and 2014 (in thousands, except per share amounts):

	Time Based Restricted Stock Units		Performance Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested stock at September 28, 2013	453	$48.22	213	$54.63
Granted	226	65.80	52	77.10
Vested (1)	(275)	47.44	(33)	43.25
Forfeited	(14)	56.06	(3)	46.99
Nonvested stock at September 27, 2014	390	$58.66	229	$61.46
Granted	237	64.84	51	70.57
Vested(1)	(219)	53.62	(38)	53.46
Forfeited	(14)	59.06	(43)	53.46
Nonvested stock at October 3, 2015	394	$65.17	199	$67.09
Granted	270	64.42	65	74.48
Vested(1)	(192)	61.11	(57)	48.48
Forfeited	(13)	63.89	(38)	48.48
Nonvested stock at October 1, 2016	459	$66.47	169	$74.10
__________________________________________

(1)
Service-based restricted stock vested during each fiscal year. Performance awards and units included at 100% of target goal; under the terms of the awards, the recipient may earn between 0% and 200% of the award.

Restricted Stock Units are converted into the right to receive common stock upon vesting; prior to issuance, the Company permits the employee holders to satisfy their tax withholding requirements by net settlement, whereby the Company withholds a portion of the shares to cover the applicable taxes based on the fair market value of the Company's stock at the vesting date. The number of shares withheld to cover tax payments was 89,000 in fiscal 2016, 91,000 in fiscal 2015 and 118,000 in fiscal 2014; tax payments made were $5.4 million, $5.3 million and $7.8 million, respectively.
At fiscal 2016 year-end, 5,230,398 options or restricted stock units were available for future grant under all plans. At fiscal 2016 year-end, all outstanding stock options and restricted stock units have been issued under plans approved by our shareholders.

13. OTHER INCOME (EXPENSE), NET
Other income (expense) includes other-net which is comprised of the following (in thousands):

	Fiscal
	2016	2015	2014
Foreign exchange loss	$(6,310)	$(1,396)	$(2,246)
Gain (loss) on deferred compensation investments, net (Note 12)	1,738	(351)	4,236
Other	57	21	38
Other - net	$(4,515)	$(1,726)	$2,028

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14. INCOME TAXES (continued)

14. INCOME TAXES
The provision for (benefit from) income taxes on income (loss) before income taxes consists of the following (in thousands):

	Fiscal
	2016	2015	2014
Currently payable:
Federal	$(3,069)	$(932)	$2,492
State	89	108	92
Foreign	48,039	32,189	26,885
	45,059	31,365	29,469
Deferred:
Federal	(8,131)	(4,327)	(2,815)
State	(439)	(200)	(111)
Foreign	(1,095)	(3,679)	(6,430)
	(9,665)	(8,206)	(9,356)
Provision for income taxes	$35,394	$23,159	$20,113
The components of income (loss) before income taxes consist of (in thousands):

	Fiscal
	2016	2015	2014
United States	$(44,029)	$(13,293)	$821
Foreign	166,925	112,861	78,398
Income before income taxes	$122,896	$99,568	$79,219
The reconciliation of the income tax expense at the U.S. Federal statutory rate (35.0%) to actual income tax expense is as follows (in thousands):

	Fiscal
	2016	2015	2014
Federal statutory tax expense	$43,015	$34,849	$27,727
Valuation allowance	1,441	635	841
Foreign taxes at rates less than U.S. rates, net	(5,642)	(10,558)	(6,974)
Stock-based compensation	2,161	2,150	1,326
State income taxes, net of federal income tax benefit	(198)	(38)	58
Research and development credit	(4,408)	(2,979)	(1,797)
Deferred compensation	(428)	(133)	(778)
Release of unrecognized tax benefits	(4,961)	(39)	(51)
Release of interest accrued for unrecognized tax benefits	(1,508)	(38)	(289)
Reversal of Competent Authority	4,328	—	—
Other	1,594	(690)	50
Provision for income taxes	$35,394	$23,159	$20,113
Effective tax rate	28.8%	23.3%	25.4%

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14. INCOME TAXES (continued)

The effective tax rate on income before income taxes for fiscal 2016 of 28.8% was lower than the statutory rate of 35.0%. This was primarily due to differences related to the benefit of income subject to foreign tax rates that are lower than U.S. tax rates including the Singapore tax exemption, the benefit of foreign tax credits and the benefit of federal research and development tax credits including renewal of the federal research and development tax credits for fiscal 2015. These amounts are partially offset by deemed dividend inclusions under the Subpart F tax rules, stock-based compensation not deductible for tax purposes and limitations on the deductibility of compensation under IRC Section 162(m).
In October 2016, Coherent Singapore received an amended Pioneer Status tax exemption from the Singapore authorities effective from fiscal 2012 through fiscal 2021. The tax holiday continues to be conditional upon our meeting certain revenue, business spending and employment thresholds. The impact of this tax exemption decreased Singapore income taxes by approximately $0.7 million in fiscal 2016. There are no tax benefits for fiscal 2015 and fiscal 2014 due to the utilization of net operating loss.
The significant components of deferred tax assets and liabilities were (in thousands):

	Fiscal year-end
	2016	2015
Deferred tax assets:
Reserves and accruals not currently deductible	$34,800	$31,067
Operating loss carryforwards and tax credits	52,213	53,386
Deferred service revenue	2,186	2,144
Inventory capitalization	5,001	1,827
Stock-based compensation	6,428	6,128
Competent authority offset to transfer pricing tax reserves	1,437	4,328
Depreciation and amortization	1,043	—
Other	5,277	2,418
Total gross deferred tax assets	108,385	101,298
Valuation allowance	(17,642)	(15,556)
Total net deferred tax assets	90,743	85,742
Deferred tax liabilities:
Gain on issuance of stock by subsidiary	20,781	20,859
Depreciation and amortization	—	5,117
Accumulated translation adjustment	4,273	2,229
Total gross deferred tax liabilities	25,054	28,205
Net deferred tax assets	$65,689	$57,537
In determining our fiscal 2016 and 2015 tax provisions under ASC Subtopic 740, we calculated the deferred tax assets and liabilities for each separate tax entity. We then considered a number of factors including the positive and negative evidence regarding the realization of our deferred tax assets to determine whether a valuation allowance should be recognized with respect to our deferred tax assets. We determined that a valuation allowance was appropriate for a portion of the deferred tax assets of our California and certain state research and development tax credits, foreign tax attributes and foreign net operating losses at fiscal 2016 and 2015 year-ends.
During fiscal 2016, we increased our valuation allowance on deferred tax assets by $2.1 million to $17.6 million, primarily due to the increase in California and certain state research and development tax credits which are not expected to be recognized. The Company had U.S. federal deferred tax assets related to research and development credits, foreign tax credits and other tax attributes that can be used to offset federal taxable income in future periods. These credit carryforwards will expire if they are not used within certain time periods. As of October 1, 2016, management determined that there is sufficient positive evidence to conclude that it is more likely than not sufficient taxable income will exist in the future allowing us to recognize these deferred tax assets. It is possible that some or all these attributes could ultimately expire unused.  If facts and

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14. INCOME TAXES (continued)

circumstances change in the future, management may determine at that time a valuation allowance is necessary. A valuation allowance would materially increase our tax expense in the period applied and would adversely affect our results of operations and statement of financial condition.   Changes in the Company’s underlying facts or circumstances, such as the impact of the Rofin-Sinar merger, will be assessed as they occur and the Company will re-evaluate its position accordingly.
The net deferred tax asset is classified on the consolidated balance sheets as follows (in thousands):

	Fiscal year-end
	2016	2015
Non-current deferred income tax assets	$67,157	$60,254
Non-current deferred income tax liabilities	(1,468)	(2,717)
Net deferred tax assets	$65,689	$57,537
We have various tax attribute carryforwards which include the following:

•
Foreign gross net operating loss carryforwards are $13.7 million, of which $12.8 million have no expiration date and of which $0.9 million are scheduled to expire beginning in fiscal year 2030. A valuation allowance totaling $5.0 million has been provided against the foreign gross net operating loss carryforwards in certain jurisdictions since the recovery of the carryforwards are uncertain. California gross net operating loss carryforwards are $12.4 million and are scheduled to expire in fiscal year 2032. The tax benefit relating to approximately $7.3 million of the state gross net operating loss carryforwards will be credited to additional paid-in-capital when recognized.

•
Federal gross capital loss carryforwards of $0.8 million are scheduled to expire in fiscal year 2020. State gross capital loss carryforwards of $1.3 million are scheduled to expire in fiscal year 2020. No valuation allowance is recorded against the federal gross capital loss and the state gross capital loss carryforwards since we anticipate that it is more likely than not we will be able to utilize the capital loss in the future.

•
Federal R&D credit carryforwards of $29.1 million are scheduled to expire in fiscal years 2024 to 2036. The tax benefit relating to approximately $0.9 million of the federal tax credit carryforwards will be credited to additional paid-in-capital when recognized. California R&D credit carryforwards of $24.6 million have no expiration date. The tax benefit relating to approximately $0.5 million of the state tax credit carryforwards will be credited to additional paid-in-capital when recognized. A valuation allowance totaling $16.0 million, before federal benefit, has been recorded against California R&D credit carryforwards since the recovery of the carryforwards are uncertain. Other states R&D credit carryforwards of $1.8 million are scheduled to expire in fiscal years 2017 to 2030. A valuation allowance totaling $0.7 million, before federal benefit, has been recorded against certain state R&D credit carryforwards since the recovery of the carryforwards is uncertain.

•
Federal foreign tax credit carryforwards of $14.0 million are scheduled to expire in fiscal years 2018 to 2023. The tax benefit relating to approximately $13.0 million of the federal foreign tax credit carryforwards will be credited to additional paid-in-capital when recognized.

We are subject to taxation and file income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. For U.S. federal income tax purposes, all years prior to fiscal 2011 are closed. The Company agreed to extend the statutes of limitations for its fiscal 2011 and 2012 U.S. federal tax returns to June 17, 2017 due to an ongoing Advanced Pricing Agreement (“APA”) between the U.S. and Korea. In March 2016, the Internal Revenue Service (IRS) issued an audit notice and Information Documentation Requests (IDRs) for fiscal 2013. The audit is currently in progress and the statute of limitation was extended to December 31, 2017. In our major foreign jurisdictions and our major state jurisdictions, the years prior to fiscal 2011 and 2012, respectively, are closed to examination. Earlier years in our various jurisdictions may remain open for adjustment to the extent that we have tax attribute carryforwards from those years.
In December 2011 and January 2012, three of our German subsidiaries received notices of tax audits for the fiscal years 2006 through 2010. The audits were completed in the third quarter of fiscal 2016. As a result of the settlement, our gross uncertain tax positions decreased by approximately $4.9 million. The net provision impact of the adjustments was immaterial to the consolidated statement of operations.

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14. INCOME TAXES (continued)

In July 2015 and March 2016, Coherent Kaiserslautern GmbH (formerly Lumera Laser GmbH) received tax audit notices for the fiscal years 2010 to 2014. The audit began in August 2015. We acquired the shares of Lumera Laser GmbH in December 2012 and, pursuant to the terms of the acquisition agreement, we should not have responsibility for any assessments related to the pre-acquisition period. In June, 2016, Coherent Holding GmbH and Coherent Deutschland GmbH each received a tax audit notice for the fiscal years 2011 to 2014. The audit began in the fourth quarter of fiscal 2016. Coherent GmbH,  Coherent LaserSystems GmbH & Co. KG and Coherent Germany GmbH received audit notices for the period that they were in existence during the fiscal years 2011 through 2014 and the audit work is scheduled to commence in January 2017.
We regularly engage in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions and management believes that it has adequately provided reserves for any adjustments that may result from tax examinations.
A reconciliation of the change in gross unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

	Fiscal year-end
	2016	2015	2014
Balance as of the beginning of the year	$22,538	$21,893	$21,378
Tax positions related to current year:
Additions	2,468	311	346
Reductions	—	—	—
Tax positions related to prior year:
Additions	424	855	235
Reductions	(3,239)	—	—
Settlements	(1,655)	—	—
Lapses in statutes of limitations	(94)	(521)	(66)
Balance as of end of year	$20,442	$22,538	$21,893
As of October 1, 2016, the total amount of gross unrecognized tax benefits including gross interest and penalties was $20.6 million, of which $15.6 million, if recognized, would affect our effective tax rate. Our total gross unrecognized tax benefit was classified as a long-term taxes payable in the consolidated balance sheets after reduction by certain deferred tax assets. We include interest and penalties related to unrecognized tax benefits within the provision for income taxes. As of October 1, 2016, the total amount of gross interest and penalties accrued was $0.2 million and it is classified as long-term taxes payable in the consolidated balance sheets. As of October 3, 2015, we had accrued $1.8 million for the gross interest and penalties and it is classified as long-term taxes payable in the consolidated balance sheets.
Management believes that it has adequately provided for any adjustments that may result from tax examinations. We regularly engage in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that certain federal, foreign and state tax matters may be concluded in the next 12 months.
A summary of the fiscal tax years that remain subject to examination, as of October 1, 2016, for our major tax jurisdictions is:

United States—Federal	2011—forward
United States—Various States	2012—forward
Netherlands	2011—forward
Germany	2011—forward
Japan	2010—forward
United Kingdom	2015—forward

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. SEGMENT AND GEOGRAPHIC INFORMATION
At October 1, 2016, we were organized into two reportable operating segments: Specialty Lasers and Systems ("SLS") and Commercial Lasers and Components ("CLC"). This segmentation reflects the go-to-market strategies for various products and markets. While both segments work to deliver cost-effective solutions, SLS develops and manufactures configurable, advanced-performance products largely serving the microelectronics, scientific research and government programs and OEM components and instrumentation markets. The size and complexity of many of our SLS products require service to be performed at the customer site by factory-trained field service engineers. CLC focuses on higher volume products that are offered in set configurations. The product architectures are designed for easy exchange at the point of use such that product service and repairs are based upon advanced replacement and depot (i.e., factory) repair. CLC's primary markets include materials processing, OEM components and instrumentation and microelectronics.
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
The following table provides net sales and income from operations for our operating segments a reconciliation of our total income from operations to net income (in thousands):

	Fiscal
	2016	2015	2014
Net sales:
Specialty Laser Systems	$631,313	$559,593	$565,552
Commercial Lasers and Components	226,072	242,867	229,087
Total net sales	$857,385	$802,460	$794,639
Income (expense) from operations:
Specialty Laser Systems	$180,577	$133,506	$117,947
Commercial Lasers and Components	3,477	9,127	2,688
Corporate and other	(56,440)	(41,886)	(43,769)
Total income from operations	$127,614	$100,747	$76,866
Total other income (expense), net	(4,718)	(1,179)	2,353
Income before income taxes	122,896	99,568	79,219
Provision for income taxes	35,394	23,159	20,113
Net income	$87,502	$76,409	$59,106

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. SEGMENT AND GEOGRAPHIC INFORMATION (continued)

Geographic Information
Our foreign operations consist primarily of manufacturing facilities and sales offices in Europe and Asia-Pacific. Sales, marketing and customer service activities are conducted through sales subsidiaries throughout the world. Geographic sales information for fiscal 2016, 2015 and 2014 is based on the location of the end customer. Geographic long-lived asset information presented below is based on the physical location of the assets at the end of each year.
Sales to unaffiliated customers are as follows (in thousands):

	Fiscal
SALES	2016	2015	2014
United States	$204,963	$213,483	$202,205
Foreign countries:
South Korea	187,908	195,589	167,473
Japan	193,418	135,674	124,765
China	63,050	57,548	56,101
Germany	71,427	75,474	86,023
Europe, other	55,351	53,027	64,648
Asia-Pacific, other	36,364	28,036	42,659
Rest of World	44,904	43,629	50,765
Total foreign countries sales	652,422	588,977	592,434
Total sales	$857,385	$802,460	$794,639
Long-lived assets, which include all non-current assets other than goodwill, intangibles and deferred taxes, by geographic region, are as follows (in thousands):

	Fiscal year-end
LONG-LIVED ASSETS	2016	2015
United States	$92,771	$82,951
Foreign countries:
Germany	55,786	33,964
Europe, other	2,478	2,993
Asia-Pacific	11,981	11,504
Total foreign countries long-lived assets	70,245	48,461
Total long-lived assets	$163,016	$131,412
Major Customers
We had one major customer who accounted for 13%, 17% and 13% of consolidated revenue during fiscal 2016, 2015 and 2014, respectively. We had another major customer who accounted for 16% of consolidated revenue during fiscal 2016. Both customers purchased primarily from our SLS segment.

16. SUBSEQUENT EVENTS
Acquisition of Rofin
On November 7, 2016, we completed our previously announced acquisition of Rofin pursuant to the Merger Agreement dated March 16, 2016. Rofin is one of the world's leading developers and manufacturers of high-performance industrial laser sources and laser-based solutions and components. As a condition of the acquisition, we are required to divest ourselves of Rofin’s low power CO2 laser business based in Hull, United Kingdom, and will report this business separately as a

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. SUBSEQUENT EVENTS (continued)

discontinued operation until it is divested. The acquisition was an all-cash transaction at a price of $32.50 per share of Rofin common stock. The aggregate consideration paid by us to the former Rofin stockholders was approximately $904.5 million, excluding related transaction fees and expenses. We also paid $15.3 million due to the cancellation of options held by employees of Rofin. We funded the payment of the aggregate consideration with a combination of our available cash on hand and the proceeds from the Euro Term Loan described below. We are in the process of evaluating the business combination accounting considerations, including the consideration transferred and the initial purchase price allocation.
Execution of the Credit Agreement
On November 7, 2016, we entered into the Credit Agreement by and among us, Coherent Holding GmbH, as borrower (the “Borrower”), and certain of our direct and indirect subsidiaries from time to time party thereto, as guarantors, the lenders from time to time party thereto, Barclays Bank PLC, as administrative agent and L/C Issuer, Bank of America, N.A., as L/C Issuer, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as L/C Issuer. The Credit Agreement provided for a 670.0 million Euro senior secured term loan facility and a $100.0 million senior secured revolving credit facility with a $30.0 million letter of credit sublimit and a $10.0 million swing line sublimit. We may increase the aggregate revolving commitments or borrow incremental term loans in an aggregate principal amount of up to $150.0 million, subject to certain conditions, including obtaining additional commitments from the lenders then party to the Credit Agreement or new lenders. On November 7, 2016, we borrowed the full 670.0 million Euros under the Euro Term Loan and its proceeds were used to finance the acquisition of Rofin and pay related fees and expenses. Also, on November 7, 2016, we used 10.0 million Euro of the capacity under the Revolving Credit Facility for the issuance of a letter of credit. We expect to use future loans under the Revolving Credit Facility, if any, for general corporate purposes. The Credit Agreement replaces our existing $50.0 million Credit Agreement with Union Bank of California.
The terms of the Credit Agreement require Borrower to prepay the term loans in certain circumstances, including from excess cash flow beyond a threshold amount, from the receipt of proceeds from certain dispositions or from the incurrence of certain indebtedness, and from extraordinary receipts resulting in net cash proceeds in excess of $10 million in any fiscal year. Borrower has the right to prepay loans under the Credit Agreement in whole or in part at any time without premium or penalty. Revolving loans may be borrowed, repaid and reborrowed until the fifth anniversary of the Closing Date, at which time all outstanding revolving loans must be repaid. The Euro Term Loan matures on the seventh anniversary of the Closing Date, at which time all outstanding principal and accrued and unpaid interest on the Euro Term Loan must be repaid.
Loans under the Credit Agreement bear interest, at the Borrower’s option, at a rate equal to either (i) the London interbank offered rate (the “Eurocurrency Rate”) or (ii) a base rate (the “Base Rate”) equal to the highest of (x) the federal funds rate, plus 0.50%, (y) the prime rate then in effect and (z) the Eurocurrency Rate for loans denominated in U.S. dollars applicable to a one-month interest period, plus 1.0%, in each case, plus an applicable margin. The applicable margin for term loans borrowed as Eurocurrency Rate loans, is 3.50% initially, and following the first anniversary of the Closing Date ranges from 3.00% to 3.50% depending on the consolidated total gross leverage ratio at the time of determination. For term loans borrowed as Base Rate Loans, the applicable margin initially is 2.50%, and following the first anniversary of the Closing Date ranges from 2.00% to 2.50% depending upon the consolidated total gross leverage ratio at the time of determination. The applicable margin for revolving loans borrowed as Eurocurrency Rate Loans, ranges from 3.75% to 4.25%, and for revolving loans borrowed as Base Rate Loans, ranges from 2.75% to 3.25%, in each case, based on the consolidated total gross leverage ratio at the time of determination. Interest on Base Rate Loans is payable quarterly in arrears. Interest on Eurocurrency Rate Loans is payable at the end of the applicable interest period. Interest periods for Eurocurrency Rate loans may be, at the Borrower’s option, one, two, three or six months.
The Credit Agreement requires the Borrower to make scheduled quarterly payments on the Euro Term Loan of 0.25% of the original principal amount of the Euro Term Loan, with any remaining principal payable at maturity. A commitment fee accrues on any unused portion of the revolving loan commitments under the Credit Agreement at a rate of 0.375% or 0.5% depending on the consolidated total gross leverage ratio at any time of determination. The Borrower is also obligated to pay other customary fees for a credit facility of this size and type.
On the Closing Date, we and certain of our direct and indirect subsidiaries, as guarantors, provided an unconditional guaranty of all obligations of the Borrower and the other loan parties arising under the Credit Agreement, the other loan documents and under swap contracts and treasury management agreements with the lenders or their affiliates (with certain limited exceptions). The Borrower and the guarantors have also granted security interests in substantially all their assets to secure such obligations.

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. SUBSEQUENT EVENTS (continued)

The Credit Agreement contains customary affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations, and negative covenants, including covenants limiting the ability of us and our subsidiaries to, among other things, incur debt, grant liens, make investments, make certain restricted payments, transact with affiliates, and sell assets. The Credit Agreement also requires us and our subsidiaries to maintain a senior secured net leverage ratio as of the last day of each fiscal quarter of less of than or equal to 3.50 to 1.00. The Credit Agreement contains customary events of default that include, among other things, payment defaults, cross defaults with certain other indebtedness, violation of covenants, inaccuracy of representations and warranties in any material respect, change in control of us and the Borrower, judgment defaults, and bankruptcy and insolvency events. If an event of default exists, the lenders may require the immediate payment of all Obligations, as defined in the Credit Agreement, and may exercise certain other rights and remedies provided for under the Credit Agreement, the other loan documents and applicable law. The acceleration of such obligations is automatic upon the occurrence of a bankruptcy and insolvency event of default.
Segment Restatement
As a result of the acquisition of Rofin, and subsequent to fiscal 2016 year-end, we announced that in the first quarter of fiscal 2017 we will reorganize our existing two segments into two new reporting segments for the combined company, OEM Laser Systems and Industrial Lasers and Systems. Accordingly, our segment information will be restated retroactively in the first quarter of fiscal 2017.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Summarized quarterly financial data for the years ended October 1, 2016 and October 3, 2015 are as follows (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2016:
Net sales	$190,275	$199,882	$218,767	$248,461
Gross profit	83,898	88,599	94,559	114,336
Net income	20,286	17,781	18,650	30,785
Net income per basic share	$0.85	$0.74	$0.77	$1.27
Net income per diluted share	$0.84	$0.73	$0.76	$1.25
Fiscal 2015:
Net sales	$200,615	$203,721	$188,502	$209,622
Gross profit	82,319	83,304	78,782	90,994
Net income	17,430	18,413	13,264	27,302
Net income per basic share	$0.70	$0.75	$0.54	$1.11
Net income per diluted share	$0.69	$0.74	$0.53	$1.10

INDEX TO EXHIBITS

Sequentially Exhibit Number	Exhibit
21.1	Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see signature page)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_________________________________________________________

All other exhibits required to be filed as part of this report have been incorporated by reference. See item 15 for a complete index of such exhibits.