Form 10-Q
period 2016-12-31
COHERENT INC
filed 2017-02-09
CIK 21510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ___________________________________________________
FORM 10-Q
 ___________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2016
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

The number of shares outstanding of registrant’s common stock, par value $.01 per share, on February 7, 2017 was 24,553,828.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share data)

	Three Months Ended
	December 31, 2016	January 2, 2016
Net sales	$346,073	$190,275
Cost of sales	204,559	106,377
Gross profit	141,514	83,898
Operating expenses:
Research and development	27,084	19,140
Selling, general and administrative	73,768	36,774
Gain from business combination	(5,416)	—
Amortization of intangible assets	3,878	701
Total operating expenses	99,314	56,615
Income from operations	42,200	27,283
Other income (expense):
Interest income	143	240
Interest expense	(7,964)	(15)
Other—net	12,993	(447)
Total other income (expense), net	5,172	(222)
Income from continuing operations before income taxes	47,372	27,061
Provision for income taxes	16,674	6,775
Net income from continuing operations	30,698	20,286
Loss from discontinued operations, net of income taxes	(290)	—
Net income	$30,408	$20,286

Basic net income per share:
Income per share from continuing operations	$1.26	$0.85
Loss per share from discontinued operations, net of income taxes	$(0.01)	$—
Net income per share	$1.25	$0.85

Diluted net income per share:
Income per share from continuing operations	$1.25	$0.84
Loss per share from discontinued operations, net of income taxes	$(0.01)	$—
Net income per share	$1.23	$0.84

Shares used in computation:
Basic	24,347	23,996
Diluted	24,644	24,236

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended
	December 31, 2016	January 2, 2016

Net income	$30,408	$20,286
Other comprehensive income (loss): (1)
Translation adjustment, net of taxes (2)	(5,495)	(8,506)
Net gain (loss) on derivative instruments, net of taxes (3)	—	(30)
Changes in unrealized gains (losses) on available-for-sale securities, net of taxes (4)	(3,334)	138
Defined benefit pension plans, net of taxes (5)	376	—
Other comprehensive loss, net of tax	(8,453)	(8,398)
Comprehensive income	$21,955	$11,888

(1)	Reclassification adjustments were not significant during the three months ended December 31, 2016 and January 2, 2016.

(2)	Tax benefit of $1,266 and $346 was provided on translation adjustments during the three months ended December 31, 2016 and January 2, 2016, respectively.

(3)	Tax expense (benefit) of $0 and $(18) was provided on net gain (loss) on derivative instruments during the three months ended December 31, 2016 and January 2, 2016, respectively.

(4)
Tax expense (benefit) of $(1,878) and $80 was provided on changes in unrealized gains (losses) on available-for-sale securities for the three months ended December 31, 2016 and January 2, 2016, respectively.

(5)	Tax expense of $21 and $0 was provided on changes in defined benefit pension plans for the three months ended December 31, 2016 and January 2, 2016, respectively.

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except par value)

	December 31, 2016	October 1, 2016
ASSETS
Current assets:
Cash and cash equivalents	$360,217	$354,347
Restricted cash	2,232	—
Short-term investments	125	45,606
Accounts receivable—net of allowances of $6,932 and $2,420, respectively	241,112	165,715
Inventories	386,013	212,898
Prepaid expenses and other assets	66,981	37,073
Assets held-for-sale	65,484	—
Total current assets	1,122,164	815,639
Property and equipment, net	251,090	127,443
Goodwill	351,311	101,458
Intangible assets, net	233,634	13,874
Non-current restricted cash	11,543	—
Other assets	119,829	102,734
Total assets	$2,089,571	$1,161,148

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current-portion of long-term obligations	$7,183	$20,000
Accounts payable	66,439	45,182
Income taxes payable	41,191	19,870
Other current liabilities	198,281	116,442
Total current liabilities	313,094	201,494
Long-term obligations	677,323	—
Other long-term liabilities	172,173	48,826
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, Authorized—500,000 shares, par value $.01 per share:
Outstanding—24,553 shares and 24,324 shares, respectively	244	242
Additional paid-in capital	145,494	151,298
Accumulated other comprehensive loss	(13,753)	(5,300)
Retained earnings	794,996	764,588
Total stockholders’ equity	926,981	910,828
Total liabilities and stockholders’ equity	$2,089,571	$1,161,148

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended
	December 31, 2016	January 2, 2016
Cash flows from operating activities:
Net income	$30,408	$20,286
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,995	6,385
Amortization of intangible assets	12,088	2,092
Gain on business combination	(5,416)	—
Deferred income taxes	1,291	(3,492)
Amortization of debt issuance cost	600	—
Stock-based compensation	5,503	3,745
Non-cash restructuring charges	4,359	—
Other non-cash expenses	456	165
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	4,417	(3,646)
Inventories	6,613	(3,713)
Prepaid expenses and other assets	(3,559)	(3,551)
Other long-term assets	(1,083)	(1,047)
Accounts payable	1,439	(4,252)
Income taxes payable/receivable	(1,428)	4,575
Other current liabilities	17,911	(5,128)
Other long-term liabilities	1,330	1,843
Cash flows from discontinued operations	(1,283)	—
Net cash provided by operating activities	82,641	14,262

Cash flows from investing activities:
Purchases of property and equipment	(15,390)	(4,765)
Proceeds from dispositions of property and equipment	123	50
Purchases of available-for-sale securities	—	(50,151)
Proceeds from sales and maturities of available-for-sale securities	25,108	51,254
Acquisition of businesses, net of cash acquired	(740,481)	—
Cash flows from discontinued operations	(153)	—
Net cash used in investing activities	(730,793)	(3,612)

Cash flows from financing activities:
Short-term borrowings	3,920	17,160
Repayments of short-term borrowings	(23,920)	(12,160)
Proceeds from long-term borrowings	740,685	—
Repayments of long-term borrowings	(2,171)	—
Issuance of common stock under employee stock option and purchase plans	3,866	3,521
Net settlement of restricted common stock	(15,255)	(5,317)
Debt issuance costs	(25,824)	—
Net cash provided by financing activities	681,301	3,204
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(13,504)	(2,118)
Net increase in cash, cash equivalents and restricted cash	19,645	11,736
Cash, cash equivalents and restricted cash, beginning of period	354,347	130,607
Cash, cash equivalents and restricted cash, end of period	$373,992	$142,343

Noncash investing and financing activities:
Unpaid property and equipment purchases	$4,084	$1,499
Use of previously owned equity shares in acquisition	$20,685	$—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows.

	Three Months Ended
	December 31, 2016	January 2, 2016
Cash and cash equivalents	$360,217	$142,343
Restricted cash, current	2,232	—
Restricted cash, non-current	11,543	—
Total Cash, Cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$373,992	$142,343
See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements and notes thereto should be read in conjunction with the Coherent, Inc. (referred to herein as the “Company,” “we,” “our,” “us” or “Coherent”) condensed consolidated financial statements and notes thereto filed on Form 10-K for the fiscal year ended October 1, 2016. In the opinion of management, all adjustments necessary for a fair presentation of financial condition and results of operation as of and for the periods presented have been made and include only normal recurring adjustments. Interim results of operations are not necessarily indicative of results to be expected for the year or any other interim periods. Our fiscal year ends on the Saturday closest to September 30 and our first fiscal quarters include 13 weeks of operations in each fiscal year presented. Fiscal year 2017 and 2016 both include 52 weeks.

The consolidated financial statements include the accounts of Coherent, Inc. and its majority-owned subsidiaries (collectively, the "Company", "we", "our", or "Coherent"). Intercompany balances and transactions have been eliminated.

On November 7, 2016, we acquired Rofin-Sinar Technologies, Inc. ("Rofin"). The significant accounting policies of Rofin have been aligned to conform to those of Coherent, and the consolidated financial statements include the results of Rofin as of the acquisition date.

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

As a result of the acquisition of Rofin in the first quarter of fiscal 2017, we reorganized our prior two reporting segments (Specialty Laser Systems and Commercial Lasers and Components) into two new reporting segments for the combined company based upon the organizational structure of the combined company and how the chief operating decision maker ("CODM") receives and utilizes information provided to allocate resources and make decisions: OEM Laser Sources (“OLS”) and Industrial Lasers & Systems (“ILS”). Accordingly, our segment information was restated retroactively in the first quarter of fiscal 2017. Rofin has primarily been included in our Industrial Lasers & Systems segment.

2.    RECENT ACCOUNTING STANDARDS

Adoption of New Accounting Pronouncement

In November 2016, the FASB issued amended guidance that require a statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new standard will become effective for our fiscal year beginning September 30, 2018. We elected to early adopt the standard in the first quarter of fiscal 2017 on a retrospective basis with no impact on our condensed consolidated financial statements and disclosures.

In April 2015, the FASB issued amended guidance that simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amended guidance. The new standard will become effective for our fiscal year beginning October 2, 2016. We elected to early adopt the standard in the second quarter of fiscal 2016 and had recorded debt issuance costs of $5.2 million in other assets for the debt commitment we entered into in the second quarter of fiscal 2016 because the debt was not outstanding as of October 1, 2016. The debt issuance costs related to the term loan facility were reclassified to debt in the first quarter of fiscal 2017 when we drew down the debt.

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

In March 2016, the FASB issued amended guidance that simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Under the new guidance, an entity recognizes all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement. This change eliminates the notion of the APIC pool and significantly reduces the complexity and cost of accounting for excess tax benefits and tax deficiencies. The new standard will become effective for our fiscal year beginning October 1, 2017. We are currently assessing the impact of this amended guidance.

In May 2014, the FASB amended the Accounting Standards Codification and created a new Topic 606, "Revenue from Contracts with Customers". In May 2016, accounting guidance was issued to clarify the not yet effective revenue recognition guidance issued in May 2014. This additional guidance does not change the core principle of the revenue recognition guidance issued in May 2014, rather, it provides clarification of accounting for collections of sales taxes as well as recognition of revenue (i) associated with contract modifications, (ii) for noncash consideration, and (iii) based on the collectability of the consideration from the customer. The guidance also specifies when a contract should be considered “completed” for purposes of applying the transition guidance. The effective date and transition requirements for this guidance are the same as the effective date and transition requirements for the guidance previously issued in 2014, which is effective for our fiscal year beginning September 30, 2018. We are currently evaluating the new guidance and do not expect the guidance to have a material impact on our financial statements. We have not decided upon the method of adoption.

3.     BUSINESS COMBINATIONS
Fiscal 2017 Acquisitions
Rofin-Sinar Technologies, Inc. ("Rofin")
On November 7, 2016, we completed our previously announced acquisition of Rofin pursuant to the Merger Agreement dated March 16, 2016. Rofin is one of the world's leading developers and manufacturers of high-performance industrial laser sources and laser-based solutions and components. Rofin has primarily been included in our Industrial Lasers & Systems segment.
As a condition of the acquisition, we are required to divest ourselves of Rofin’s low power CO2 laser business based in Hull, United Kingdom, and will report this business separately as a discontinued operation until it is divested (See Note 18).
Due to the timing of the acquisition, the total purchase consideration has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on a preliminary valuation analysis. These preliminary values may change in future reporting periods upon finalization of the valuation, which will occur no later than the third quarter of fiscal 2017.
The total preliminary purchase consideration allocated to net assets acquired was approximately $936.3 million and consisted of the following (in thousands):

Cash consideration to Rofin's shareholders	$904,491
Cash settlement paid for Rofin employee stock options	15,290
Total cash payments to Rofin shareholders and option holders	919,781
Add: fair value of previously owned Rofin shares	20,685
Less: post-merger stock compensation expense	(4,152)
Total purchase price to allocate	$936,314

The acquisition was an all-cash transaction at a price of $32.50 per share of Rofin common stock. We funded the payment of the aggregate consideration with a combination of our available cash on hand and the proceeds from the Euro Term Loan described in Note 9. The total payment of $15.3 million due to the cancellation of options held by employees of Rofin was allocated between total estimated merger consideration of $11.1 million and post-merger stock-based compensation expense of $4.2 million based on the portion of the total service period of the underlying options that have not been completed by the merger date.
We recognized a gain of $5.4 million in the first quarter of fiscal 2017 on the increase in fair value from the date of purchase for the shares we already owned.
Under the acquisition method of accounting, the total estimated acquisition consideration is allocated to the acquired tangible and intangible assets and assumed liabilities of Rofin based on their fair values as of the acquisition date. Any excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed is allocated to goodwill. We expect that all such goodwill will not be deductible for tax purposes.
Our preliminary allocation of the purchase price is as follows (in thousands):

Cash, cash equivalents and short-term investments	$163,425
Accounts receivable	90,877
Inventory	197,442
Prepaid expenses and other assets	10,367
Assets held-for-sale, current	63,666
Property and equipment	126,507
Other assets	27,760
Intangible assets:
Existing technology	169,029
In-process research and development	12,800
Backlog	5,600
Customer relationships	39,209
Trademarks	5,699
Patents	300
Goodwill	254,042
Current portion of long-term obligations	(3,633)
Current liabilities held for sale	(7,186)
Accounts payable	(21,603)
Other current liabilities	(59,245)
Long-term debt	(11,641)
Other long-term liabilities	(127,101)
Total	$936,314
The fair value write-up of acquired finished goods and work-in-process inventory was $26.8 million, which will be amortized over the expected period during which the acquired inventory is sold, or 6 months. Accordingly, for the three months ended December 31, 2016, we recorded an $8.9 million incremental cost of sales charge associated with the fair value write-up of inventory acquired in the merger with Rofin.
The fair value write-up of acquired property, plant and equipment of $36.8 million will be amortized over the useful lives of the assets. Property, plant and equipment is valued at its value-in-use, unless there was a known plan to dispose of the asset.
The acquired existing technology, backlog, trademarks and patents are being amortized on a straight-line basis, which approximates the economic use of the asset, over their estimated useful lives of 3 to 5 years, 6 months, 3 years, and 5 years, respectively. Customer relationships are being amortized on an accelerated basis utilizing free cash flows over periods ranging from 5 to 10 years. The useful lives of in-process research and development will be defined in the future upon further evaluation of the status of these applications. The fair value of the acquired intangibles was determined using the income approach. In performing these valuations, the key underlying probability-adjusted assumptions of the discounted cash flows were projected revenues, gross margin expectations and operating cost estimates. The valuations were based on the information that was available as of the acquisition date and the expectations and assumptions that have been deemed reasonable by our management. There are inherent uncertainties and management judgment required in these determinations. This acquisition resulted in a purchase price that exceeded the estimated fair value of tangible and intangible assets, which was allocated to goodwill.
We believe the amount of goodwill relative to identifiable intangible assets relates to several factors including: (1) potential buyer-specific synergies related to market opportunities for a combined product offering; and (2) potential to leverage our sales force to attract new customers and revenue and cross sell to existing customers.
In-process research and development (“IPR&D”) consists of three projects that have not yet reached technological feasibility. Acquired IPR&D assets are initially recognized at fair value and are classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. The value assigned to IPR&D was determined by considering the value of the products under development to the overall development plan, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. During the development period, these assets will not be amortized as charges to earnings; instead these assets will be subject to periodic impairment testing. Upon successful completion of the development process for the acquired IPR&D projects, the assets would then be considered finite-lived intangible assets and amortization of the assets will commence. The projects have not been completed as of December 31, 2016.
We expensed $14.2 million of acquisition-related costs as selling, general and administrative expenses in our consolidated statements of operations in the first quarter of fiscal 2017.
The results of this acquisition were included in our consolidated operations beginning on November 7, 2016. The amount of continuing Rofin net sales and net loss from continuing operations included in our condensed consolidated statements of operations for the three months ended December 31, 2016 was approximately $74.4 million and $12.0 million, respectively.
Unaudited Pro Forma Information
The following unaudited pro forma financial information presents our combined results of operations as if the acquisition of Rofin and the related issuance of our Euro Term Loan had occurred on October 4, 2015. The unaudited pro forma financial information is not necessarily indicative of what our condensed consolidated results of operations actually would have been had the acquisition been completed on October 4, 2015. In addition, the unaudited pro forma financial information does not attempt to project the future results of operations of the combined company. The actual results may differ significantly from the pro forma results presented here due to many factors.

	Three Months Ended December 31, 2016	Three Months Ended January 2, 2016
Total net sales	$389,816	$300,439
Net income (loss)	$39,183	$(32,047)
Net income (loss) per share:
Basic	$1.61	$(1.34)
Diluted	$1.59	$(1.32)
The unaudited pro forma financial information above includes the net income of Rofin’s low power CO2 laser business based in Hull, United Kingdom, which is recorded as a discontinued operation in the first quarter of fiscal 2017.
The unaudited pro forma financial information above reflects the following material adjustments:

•	Incremental amortization and depreciation expense related to the estimated fair value of identifiable intangible assets and property, plant and equipment from the purchase price allocation.

•
The exclusion of amortization of inventory step-up to its estimated fair value from the three months ended December 31, 2016 and the addition of the amortization to the three months ended January 2, 2016.

•
The exclusion of revenue adjustments as a result of the reduction in customer deposits and deferred revenue related to its estimated fair value from the three months ended December 31, 2016 and the addition of these adjustments to the three months ended January 2, 2016.

•	Incremental interest expense and amortization of debt issuance costs related to our Euro Term Loan and Revolving Credit Agreement.

•	The exclusion of acquisition costs incurred by both Coherent and Rofin from the three months ended December 31, 2016 and the addition of these costs to the three months ended January 2, 2016.

•
The exclusion of a stock-based compensation charge related to the acceleration of Rofin options from the three months ended December 31, 2016 and the addition of this charge to the three months ended January 2, 2016.

•
The exclusion of a gain on business combination for our previously owned shares of Rofin from the three months ended December 31, 2016 and the addition of this gain to the three months ended January 2, 2016.

•
The exclusion of a foreign exchange gain on forward contracts related to our debt commitment and debt issuance from the three months ended December 31, 2016 and the addition of this gain to the three months ended January 2, 2016.

•	The estimated tax impact of the above adjustments.
Fiscal 2015 Acquisitions
Raydiance, Inc.
On July 24, 2015, we acquired certain assets of Raydiance, Inc. ("Raydiance") for approximately $5.0 million, excluding transaction costs. Raydiance manufactured complete tools and lasers for ultrafast processing systems and subsystems in the precision micromachining processing market. The Raydiance assets have been included in our OEM Laser Sources segment.
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
Tinsley Optics
On July 27, 2015, we acquired the assets and certain liabilities of the Tinsley Optics ("Tinsley") business from L-3 Communications Corporation for approximately $4.3 million, excluding transaction costs. Tinsley is a specialized manufacturer of high precision optical components and subsystems sold primarily in the aerospace and defense industry. Tinsley manufactures the large form factor optics for our excimer laser annealing systems. Tinsley has been included in our OEM Laser Sources segment.
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

4.     FAIR VALUES

We have not changed our valuation techniques in measuring the fair value of any financial assets and liabilities during the period. We recognize transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers between levels during the periods presented. As of December 31, 2016 and October 1, 2016, we did not have any assets or liabilities valued based on Level 3 valuations.

Financial assets and liabilities measured at fair value as of December 31, 2016 and October 1, 2016 are summarized below (in thousands):

	Aggregate Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Aggregate Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	December 31, 2016			October 1, 2016
		(Level 1)	(Level 2)		(Level 1)	(Level 2)
Assets:
Cash equivalents:
Money market fund deposits	$68,213	$68,213	$—	$237,142	$237,142	$—
Short-term investments:
U.S. Treasury and agency obligations (2)	125	—	125	125	—	125
Commercial paper (2)	—	—	—	24,999	—	24,999
Equity securities (1)	—	—	—	20,482	20,482	—
Prepaid and other assets:
Foreign currency contracts (3)	1,693	—	1,693	889	—	889
Mutual funds — Deferred comp and supplemental plan (4)	16,143	16,143	—	14,399	14,399	—
Total	$86,174	$84,356	$1,818	$298,036	$272,023	$26,013

Liabilities:
Other current liabilities:
Foreign currency contracts (3)	(3,099)	—	(3,099)	(3,100)	—	(3,100)
Total	$83,075	$84,356	$(1,281)	$294,936	$272,023	$22,913

 ___________________________________________________

(1)	Valuations are based upon quoted market prices.

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

(3)
The principal market in which we execute our foreign currency contracts is the institutional market in an over-the-counter environment with a relatively high level of price transparency. The market participants usually are large commercial banks. Our foreign currency contracts’ valuation inputs are based on quoted prices and quoted pricing intervals from public data sources and do not involve management judgment. At December 31, 2016, prepaid expenses and other assets include $1,693 non-designated forward contracts; other current liabilities include $3,099 non-designated forward contracts. At October 1, 2016, prepaid expenses and other assets include $889 non-designated forward contracts; other current liabilities include $3,100 non-designated forward contracts. See Note 6, "Derivative Instruments and Hedging Activities".

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

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	December 31, 2016
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$360,217	$—	$—	$360,217

Short-term investments:
Available-for-sale securities:
U.S. Treasury and agency obligations	$125	$—	$—	$125
Total short-term investments	$125	$—	$—	$125

	October 1, 2016
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$354,347	$—	$—	$354,347

Short-term investments:
Available-for-sale securities:
Commercial paper	$24,999	$—	$—	$24,999
U.S. Treasury and agency obligations	125	—	—	125
Equity Securities	15,269	5,213	—	20,482
Total short-term investments	$40,393	$5,213	$—	$45,606

None of the unrealized losses as of December 31, 2016 or October 1, 2016 were considered to be other-than-temporary impairments.

The amortized cost and estimated fair value of available-for-sale investments in debt securities as of December 31, 2016 and October 1, 2016 classified as short-term investments on our condensed consolidated balance sheet were as follows (in thousands):

	December 31, 2016		October 1, 2016
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Investments in available-for-sale debt securities due in less than one year	$125	$125	$25,124	$25,124

During the three months ended December 31, 2016, we received proceeds totaling $0.1 million from the sale of available-for-sale securities and realized no gross gains or losses. During the three months ended January 2, 2016, we received proceeds totaling $15.1 million from the sale of available-for-sale securities and realized gross gains of less than $0.1 million.

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

Non-Designated Derivatives

The outstanding notional contract and fair value asset (liability) amounts of non-designated hedge contracts, with maximum maturity of four months, are as follows (in thousands):

	U.S. Notional Contract Value		U.S. Fair Value
	December 31, 2016	October 1, 2016	December 31, 2016	October 1, 2016
Euro currency hedge contracts
Purchase	$96,092	$91,108	$(1,546)	$162
Sell	$(13,155)	$(750,454)	$365	$(2,234)

Japanese Yen currency hedge contracts
Purchase	$623	$—	$(18)	$—
Sell	$(18,700)	$(36,450)	$751	$(343)

South Korean Won currency hedge contracts
Purchase	$15,744	$31,248	$(1,437)	$413
Sell	$(19,612)	$(37,929)	$493	$(152)

Chinese RMB currency hedge contracts
Sell	$(8,141)	$(25,237)	$35	$(91)

Other foreign currency hedge contracts
Purchase	$4,306	$6,033	$(53)	$(4)
Sell	$(3,031)	$(1,775)	$4	$38

The fair value of our derivative instruments is included in prepaid expenses and other assets and in other current liabilities in our Condensed Consolidated Balance Sheets (See Note 4).

During the three months ended December 31, 2016 and the three months ended January 2, 2016 we recognized a gain of $9.5 million and a loss of $2.3 million, respectively, in other income (expense) for derivative instruments not designated as hedging instruments.

Designated Derivatives
Cash flow hedges related to anticipated transactions are designated and documented at the inception of the hedge when we enter into contracts for specific future transactions. Cash flow hedges are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of OCI in stockholder's equity and is reclassified into earnings when the underlying transaction affects earnings. We had no cash flow hedges outstanding at December 31, 2016 or October 1, 2016. Changes in the fair value of currency forward contracts due to changes in time value are excluded from the assessment of effectiveness and recognized in other income (expense) as incurred. We classify the cash flows from the foreign exchange forward contracts that are accounted for as cash flow hedges in the same section as the underlying item, primarily within cash flows from operating activities since we do not designate our cash flow hedges as investing or financing activities.

During the three months ended January 2, 2016, we recorded losses in OCI and in other income (expense) related to the accounting for derivatives designated as cash flow hedges. These losses were not material. During the three months ended December 31, 2016, we did not have any activity related to designated cash flow hedges.

Master Netting Arrangements

To mitigate credit risk in derivative transactions, we enter into master netting arrangements that allow each counterparty in the arrangements to net settle amounts of multiple and separate derivative transactions under certain conditions. We present the fair value of derivative assets and liabilities within our condensed consolidated balance sheet on a gross basis even when derivative transactions are subject to master netting arrangements and may otherwise qualify for net presentation. The impact of netting derivative assets and liabilities is not material to our financial position for any of the periods presented. Our derivative contracts do not contain any credit risk related contingent features and do not require collateral or other security to be furnished by us or the counterparties.

7.    GOODWILL AND INTANGIBLE ASSETS

During the three months ended December 31, 2016, we noted no indications of impairment or triggering events to cause us to review goodwill for potential impairment. We will conduct our annual goodwill testing during the fourth fiscal quarter.

The changes in the carrying amount of goodwill by segment for the period from October 1, 2016 to December 31, 2016 are as follows (in thousands):

	OEM Laser Sources	Industrial Lasers & Systems	Total
Balance as of October 1, 2016	$97,015	$4,443	$101,458
Additions (see Note 3)	—	254,042	254,042
Translation adjustments and other	(4,726)	537	(4,189)
Balance as of December 31, 2016	$92,289	$259,022	$351,311

Components of our amortizable intangible assets are as follows (in thousands):

	December 31, 2016			October 1, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Existing technology	$195,710	$(25,935)	$169,775	$70,664	$(61,133)	$9,531
Patents	302	(10)	292	—	—	—
Customer relationships	48,157	(6,533)	41,624	15,968	(11,658)	4,310
Trade Name	5,768	(358)	5,410	384	(351)	33
Order backlog	5,600	(1,867)	3,733	—	—	—
In-process research & development	12,800	—	12,800		—	—
Total	$268,337	$(34,703)	$233,634	$87,016	$(73,142)	$13,874

For accounting purposes, when an intangible asset is fully amortized, it is removed from the disclosure schedule.

Amortization expense for intangible assets for the three months ended December 31, 2016 and January 2, 2016 was $12.1 million and $2.1 million, respectively. The change in the accumulated amortization also includes $2.1 million and $0.7 million of foreign exchange impact for the three months ended December 31, 2016 and January 2, 2016, respectively.

At December 31, 2016, estimated amortization expense for the remainder of fiscal 2017, the next five succeeding fiscal years and all fiscal years thereafter are as follows (in thousands):

Estimated Amortization Expense
2017 (remainder)	$46,905
2018	53,714
2019	50,654
2020	43,989
2021	13,066
2022	3,241
Thereafter	22,065
Total	$233,634

8.     BALANCE SHEET DETAILS

Inventories consist of the following (in thousands):

	December 31, 2016	October 1, 2016
Purchased parts and assemblies	$116,405	$56,824
Work-in-process	119,031	88,391
Finished goods	150,577	67,683
Total inventories	$386,013	$212,898

Prepaid expenses and other assets consist of the following (in thousands):

	December 31, 2016	October 1, 2016
Prepaid and refundable income taxes	$27,851	$12,415
Other taxes receivable	10,691	10,538
Prepaid expenses and other assets	28,439	14,120
Total prepaid expenses and other assets	$66,981	$37,073

Other assets consist of the following (in thousands):

	December 31, 2016	October 1, 2016
Assets related to deferred compensation arrangements	$27,528	$26,356
Deferred tax assets	79,262	67,157
Other assets	13,039	9,221
Total other assets	$119,829	$102,734

Other current liabilities consist of the following (in thousands):

	December 31, 2016	October 1, 2016
Accrued payroll and benefits	$46,931	$47,506
Deferred revenue	62,772	33,034
Warranty reserve	28,600	15,949
Accrued expenses and other	36,952	18,356
Current liabilities held for sale	7,386	—
Customer deposits	15,640	1,597
Total other current liabilities	$198,281	$116,442

Components of the reserve for warranty costs during the first three months of fiscal 2017 and 2016 were as follows (in thousands):

	Three Months Ended
	December 31, 2016	January 2, 2016
Beginning balance	$15,949	$15,308
Additions related to current period sales	8,814	4,954
Warranty costs incurred in the current period	(6,399)	(5,390)
Accruals resulting from acquisitions	12,593	—
Adjustments to accruals related to foreign exchange and other	(2,357)	(227)
Ending balance	$28,600	$14,645

Other long-term liabilities consist of the following (in thousands):

	December 31, 2016	October 1, 2016
Long-term taxes payable	$25,041	$2,951
Deferred compensation	29,500	28,313
Deferred tax liabilities	67,603	1,468
Deferred revenue	3,717	4,069
Asset retirement obligations liability	4,761	2,796
Defined benefit plan liabilities	38,621	8,123
Other long-term liabilities	2,930	1,106
Total other long-term liabilities	$172,173	$48,826

9.     BORROWINGS

On November 4, 2016, we repaid the outstanding balance, plus accrued interest, on our former domestic line of credit and terminated the $50.0 million credit facility with Union Bank of California. We assumed two term loans having an aggregated principal amount of $15.3 million as of November 7, 2016 and several lines of credit totaling approximately $18.1 million with the completion of the Rofin acquisition.

On November 7, 2016, we entered into the Credit Agreement by and among us, Coherent Holding GmbH, as borrower (the “Borrower”), and certain of our direct and indirect subsidiaries from time to time party thereto, as guarantors, the lenders from time to time party thereto, Barclays Bank PLC, as administrative agent and an L/C Issuer, Bank of America, N.A., as an L/C Issuer, and MUFG Union Bank, N.A., as an L/C Issuer. The Credit Agreement provides for a 670.0 million Euro senior secured term loan facility (the "Euro Term Loan") and a $100.0 million senior secured revolving credit facility ("Revolving Credit Facility") with a $30.0 million letter of credit sublimit and a $10.0 million swing line sublimit. The Borrower may increase the aggregate revolving commitments or borrow incremental term loans in an aggregate principal amount not to exceed the sum of $150.0 million and an amount that would not cause the senior secured net leverage ratio to be greater than 2.75 to 1.00, subject to certain conditions, including obtaining additional commitments from the lenders then party to the Credit Agreement or new lenders. On November 7, 2016, the Borrower borrowed the full 670.0 million Euros under the Euro Term Loan and its proceeds were used to finance the acquisition of Rofin and pay related fees and expenses. On November 7, 2016, we also used 10.0 million Euro of the capacity under the Revolving Credit Facility for the issuance of a letter of credit.

The terms of the Credit Agreement require Borrower to prepay the term loans in certain circumstances, including from excess cash flow beyond a threshold amount, from the receipt of proceeds from certain dispositions or from the incurrence of certain indebtedness, and from extraordinary receipts resulting in net cash proceeds in excess of $10.0 million in any fiscal year. The Borrower has the right to prepay loans under the Credit Agreement in whole or in part at any time without premium or penalty, subject to customary breakage costs. Revolving loans may be borrowed, repaid and reborrowed until the fifth anniversary of the Closing Date, at which time all outstanding revolving loans must be repaid. The Euro Term Loan matures on the seventh anniversary of the Closing Date, at which time all outstanding principal and accrued and unpaid interest on the Euro Term Loan must be repaid.

Loans under the Credit Agreement bear interest, at the Borrower’s option, at a rate equal to either (i)(x) in the case of calculations with respect to U.S. Dollars or certain other alternative currencies, the London interbank offered rate (the “LIBOR”) or (y) in the case of calculations with respect to the Euro, the euro interbank offered rate ("EURIBOR" and, together with LIBOR, the "Eurocurrency Rate") or (ii) a base rate (the “Base Rate”) equal to the highest of (x) the federal funds rate, plus 0.50%, (y) the prime rate then in effect and (z) the Eurocurrency Rate for loans denominated in U.S. dollars applicable to a one-month interest period, plus 1.0%, in each case, plus an applicable margin. The applicable margin for Euro Term Loan borrowed as Eurocurrency Rate loans, is 3.50% initially, and following the first anniversary of the Closing Date ranges from 3.00% to 3.50% depending on the consolidated total gross leverage ratio at the time of determination. For Euro Term Loan borrowed as Base Rate Loans, the applicable margin initially is 2.50%, and following the first anniversary of the Closing Date ranges from 2.00% to 2.50% depending upon the consolidated total gross leverage ratio at the time of determination. The applicable margin for revolving loans borrowed as Eurocurrency Rate Loans, ranges from 3.75% to 4.25%, and for revolving loans borrowed as Base Rate Loans, ranges from 2.75% to 3.25%, in each case, based on the consolidated total gross leverage ratio at the time of determination. Interest on Base Rate Loans is payable quarterly in arrears. Interest on Eurocurrency Rate Loans is payable at the end of the applicable interest period (or at three month intervals if the interest period exceeds three months). Interest periods for Eurocurrency Rate loans may be, at the Borrower’s option, one, two, three or six months.

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

On the Closing Date, we and certain of our direct and indirect subsidiaries, as guarantors, provided an unconditional guaranty of all obligations of the Borrower and the other loan parties arising under the Credit Agreement, the other loan documents and under swap contracts and treasury management agreements with the lenders or their affiliates (with certain limited exceptions). The Borrower and the guarantors have also granted security interests in substantially all of their assets to secure such obligations.

The Credit Agreement contains customary affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations, and negative covenants, including covenants limiting the ability of us and our subsidiaries to, among other things, incur debt, grant liens, make investments, make certain restricted payments, transact with affiliates, and sell assets. The Credit Agreement also requires us and our subsidiaries to maintain a senior secured net leverage ratio as of the last day of each fiscal quarter of less of than or equal to 3.50 to 1.00. The Credit Agreement contains customary events of default that include, among other things, payment defaults, cross defaults with certain other indebtedness, violation of covenants, inaccuracy of representations and warranties in any material respect, change in control of us and the Borrower, judgment defaults, and bankruptcy and insolvency events. If an event of default exists, the lenders may require the immediate payment of all Obligations, as defined in the Credit Agreement, and may exercise certain other rights and remedies provided for under the Credit Agreement, the other loan documents and applicable law. The acceleration of such obligations is automatic upon the occurrence of a bankruptcy and insolvency event of default. We were in compliance with all covenants at December 31, 2016.

We incurred $27.6 million of debt issuance costs related to the Euro Term Loan, which are included in short-term borrowings and current portion of long-term obligations and long-term obligations in the condensed consolidated balance sheets and will be amortized to interest expense over the seven year life of the Euro Term Loan using the effective interest method. We incurred $2.3 million of debt issuance costs in connection with the Revolving Credit Facility which were capitalized and included in prepaid expenses and other assets and other assets in the condensed consolidated balance sheets and will be amortized to interest expense using the straight-line method over the contractual term of five years of the Revolving Credit Facility.

For the three months ended December 31, 2016, we recognized interest expense of $4.6 million in relation to the Euro Term Loan and $0.6 million amortization of debt issuance costs.

Additional sources of cash available to us were international currency lines of credit and bank credit facilities totaling $29.3 million as of December 31, 2016, of which $21.7 million was unused and available. These unsecured international credit facilities were used in Europe and Japan during the first three months of fiscal 2017. As of December 31, 2016, we had utilized $5.9 million of the international credit facilities as guarantees in Europe and $1.7 million as short-term borrowings in Japan.

Short-term borrowings and current portion of long-term obligations consist of the following (in thousands):

	December 31, 2016	October 1, 2016
Current portion of Euro Term Loan (1)	$3,806	$—
1.3% Term loan due 2024	1,305	—
1.0% State of Connecticut term loan due 2023	368	—
Line of credit borrowings	1,704	20,000
Total short-term borrowings and current portion of long-term obligations	$7,183	$20,000
(1) Net of debt issuance costs of $3.2 million.

Long-term obligations consist of the following (in thousands):

	December 31, 2016	October 1, 2016
Euro Term Loan due 2024 (1)	$666,488	$—
1.3% Term loan due 2024	8,808	—
1.0% State of Connecticut term loan due 2023	2,027	—
Total long-term obligations	$677,323	$—
(1) Net of debt issuance costs of $24.2 million.

Contractual maturities of our debt obligations as of December 31, 2016 are as follows (in thousands):

Amount
2017 (remainder)	$6,499
2018	8,670
2019	8,674
2020	8,677
2021	8,681
2022	8,685
Thereafter	660,287
Total	$710,173

10.  STOCK-BASED COMPENSATION

Fair Value of Stock Compensation

We recognize compensation expense for all share based payment awards based on the fair value of such awards. The expense is recognized on a straight-line basis over the respective requisite service period of the awards.

Determining Fair Value

The fair values of shares purchased under the Employee Stock Purchase Plan (“ESPP”) for the three months ended December 31, 2016 and January 2, 2016, respectively, were estimated using the following weighted-average assumptions:

	Employee Stock Purchase Plan
	Three Months Ended
	December 31, 2016	January 2, 2016
Expected life in years	0.5	0.5
Expected volatility	31.6%	28.7%
Risk-free interest rate	0.47%	0.19%
Expected dividend yield	—%	—%
Weighted average fair value per share	$23.37	$13.27

There were no stock options granted during the three months ended December 31, 2016 and January 2, 2016.

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

	Three Months Ended
	December 31, 2016	January 2, 2016
Risk-free interest rate	1.3%	1.2%
Volatility	31.0%	27.0%
Weighted average fair value	$163.17	$74.48

We recognize the estimated cost of these awards, as determined under the simulation model, over the related service period of approximately 3 years, with no adjustment in future periods based upon the actual shareholder return over the performance period.

Stock Compensation Expense

The following table shows total stock-based compensation expense and related tax benefits included in the condensed consolidated statements of operations for the three months ended December 31, 2016 and January 2, 2016 (in thousands):

	Three Months Ended
	December 31, 2016	January 2, 2016
Cost of sales	$960	$605
Research and development	1,053	426
Selling, general and administrative	7,642	2,714
Income tax benefit	(1,489)	(351)
	$8,166	$3,394

As a result of our acquisition of Rofin on November 7, 2016, we made a payment of $15.3 million due to the cancellation of options held by employees of Rofin. The payment was allocated between total estimated merger consideration of $11.1 million and post-merger stock-based compensation expense of $4.2 million, recorded in the three months ended December 31, 2016, based on the portion of the total service period of the underlying options that have not been completed by the merger date.

During the three months ended December 31, 2016, $0.8 million was capitalized into inventory for all stock plans, $0.7 million was amortized to cost of sales and $1.0 million remained in inventory at December 31, 2016. During the three months ended January 2, 2016, $0.6 million was capitalized into inventory for all stock plans, $0.6 million was amortized to cost of sales and $0.7 million remained in inventory at January 2, 2016.

At December 31, 2016, the total compensation cost related to unvested stock-based awards granted to employees under our stock plans but not yet recognized was approximately $47.6 million, net of estimated forfeitures of $1.5 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 2.2 years and will be adjusted for subsequent changes in estimated forfeitures.

At December 31, 2016, total compensation cost related to options to purchase common shares under the ESPP but not yet vested was approximately $0.7 million, which will be recognized over the six month offering period.

Stock Awards Activity

The following table summarizes the activity of our time-based and performance restricted stock units for the first three months of fiscal 2017 (in thousands, except per share amounts):

	Time Based Restricted Stock Units		Performance Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested stock at October 1, 2016	459	$66.47	169	$74.10
Granted	175	127.76	69	163.17
Vested (1)	(202)	63.65	(104)	77.10
Forfeited	(6)	63.43	(4)	70.57
Nonvested stock at December 31, 2016	426	$114.07	130	$84.90

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

On November 7, 2016, we entered into a Credit Agreement with Barclays, BAML and MUFG. See Note 9 "Borrowings" for further discussion of the issuance of the financing.

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

The following table presents information necessary to calculate basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended
	December 31, 2016	January 2, 2016
Weighted average shares outstanding —basic	24,347	23,996
Dilutive effect of employee stock awards	297	240
Weighted average shares outstanding—diluted	24,644	24,236

Net income from continuing operations	$30,698	$20,286
Loss from discontinued operations, net of income taxes	(290)	—
Net income	$30,408	$20,286

A total of 110,737 and 32,213 potentially dilutive securities have been excluded from the diluted share calculation for the three months ended December 31, 2016 and January 2, 2016, respectively as their effect was anti-dilutive.

13.  OTHER INCOME (EXPENSE)

Other income (expense) is as follows (in thousands):

	Three Months Ended
	December 31, 2016	January 2, 2016
Foreign exchange gain (loss)	$13,099	$(1,322)
Gain (loss) on deferred compensation investments, net	(52)	875
Other	(54)	—
Other - net	$12,993	$(447)

14.  INCOME TAXES

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to us and our subsidiaries, adjusted for items which are considered discrete to the period. Our effective tax rate for the three months ended December 31, 2016 was 35.2%. Our effective tax rate for the three months ended December 31, 2016 was higher than the statutory rate of 35% primarily due to Rofin transaction costs not deductible for tax purposes, tax costs of Rofin restructuring, ASC 740-10 (formerly FIN48) tax liabilities for transfer pricing, stock-based compensation not deductible for tax purposes and limitations on the deductibility of compensation under IRC Section 162(m). These amounts are partially offset by differences related to the benefit of income subject to foreign tax rates that are lower than U.S. tax rates including the Singapore tax exemption and the benefit of federal research and development tax credits.

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

We had U.S. federal deferred tax assets related to research and development credits, foreign tax credits and other tax attributes that can be used to offset federal taxable income in future periods. These credit carryforwards will expire if they are not used within certain time periods. As of December 31, 2016, management determined that there is sufficient positive evidence to conclude that it is more likely than not sufficient taxable income will exist in the future allowing us to recognize these deferred tax assets. It is possible that some or all these attributes could ultimately expire unused. If facts and circumstances change in the future, management may determine at that time a valuation allowance is necessary. A valuation allowance would materially increase our tax expense in the period applied and would adversely affect our results of operations and statement of financial condition. Changes in our underlying facts or circumstances, such as the impact of the Rofin acquisition, will be continually assessed and we will re-evaluate its position accordingly.

We are subject to taxation and file income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. For U.S. federal income tax purposes, all years prior to 2011 are closed. We agreed to extend the statutes of limitations for its fiscal 2011 and 2012 U.S. federal tax returns to June 30, 2018 due to an ongoing Advanced Pricing Agreement (“APA”) between the U.S. and Korea. In March 2016, the Internal Revenue Service (IRS) issued an audit notice and Information Documentation Requests (IDRs) for fiscal 2013. The audit is currently in progress and the statute of limitation was extended to December 31, 2017. In our major foreign jurisdictions and our major state jurisdictions, the years prior to 2011 and 2012, respectively, are closed to examination. Earlier years in our various jurisdictions may remain open for adjustment to the extent that we have tax attribute carryforwards from those years. In July 2015 and March 2016, Coherent Kaiserslautern GmbH (formerly Lumera Laser GmbH) received tax audit notices for the fiscal years 2010 to 2014. The audit began in August 2015. We acquired the shares of Lumera Laser GmbH in December 2012 and, pursuant to the terms of the acquisition agreement, we should not have responsibility for any assessments related to the pre-acquisition period. In June, 2016, Coherent Holding GmbH and Coherent Deutschland GmbH each received a tax audit notice for the fiscal years 2011 to 2014. The audit began in the fourth quarter of fiscal 2016. Coherent GmbH, Coherent LaserSystems GmbH & Co. KG and Coherent Germany GmbH received audit notices for the period that they were in existence during the fiscal years 2011 through 2014 and the audit work is scheduled to commence in January 2017.

We regularly engage in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions and management believes that it has adequately provided reserves for any adjustments that may result from tax examinations.

The following table summarizes the activity related to the Company's gross unrecognized tax benefits for the three months ended December 31, 2016 (amounts in thousands):

Three Months Ended
December 31, 2016
Balance as of the beginning of the year	$20,442
Increase related to acquisitions	21,659
Tax positions related to current year:
Additions	815
Reductions	—
Tax positions related to prior year:
Additions	3,018
Reductions	—
Settlements	—
Lapses in statutes of limitations	—
Foreign currency revaluation adjustment	(1,002)
Balance as of end of period	$44,932

As of December 31, 2016, the total amount of gross interest and penalties accrued was approximately $1.0 million, mostly due to the Rofin acquisition, and it is classified as long-term taxes payable in the consolidated balance sheet.

15.  DEFINED BENEFIT PLANS

As a result of the Rofin acquisition, we have assumed all assets and liabilities of Rofin’s defined benefit plans for the Rofin-Sinar Laser, GmbH ("RSL") and Rofin-Sinar Inc. ("RS Inc.") employees. The U.S. plan began in fiscal year 1995 and is funded. Any new employees hired after January 1, 2007, are not eligible for the RS Inc. pension plan. As is the customary practice with German companies, the German pension plan is unfunded. Any new employees hired after the acquisition of Rofin-Baasel Lasertechnik in 2000 are not eligible for the RSL pension plan. The measurement date of these pension plans is September 30.

Effective January 1, 2012, the RS Inc. defined benefit plan was amended to exclude highly compensated employees, as defined by the Internal Revenue Service, from receiving future years of service under the RS Inc. defined benefit plan. A non-qualified defined benefit plan was created to replace the benefits lost by the employees that were otherwise excluded from the qualified defined benefit plan.

In addition, we have defined benefit plans in Coherent Korea, Coherent Japan, and Coherent Italy, covering all full-time employees with at least one year of service, and a defined benefit plan in Coherent Germany covering two individuals. As is the customary practice with European and Asian companies, the plans are unfunded. We have elected to recognize all actuarial gains and losses on these plans immediately, as incurred. The measurement date of these defined benefit plans is September 30.

For financial reporting purposes, the calculation of net periodic pension costs is based upon a number of actuarial assumptions including a discount rate for plan obligations, an assumed rate of return on pension assets and an assumed rate of compensation increase for employees covered by the plan. All of these assumptions were based upon management's judgment, considering all known trends and uncertainties. Actual results that differ from these assumptions would impact future expense recognition and the cash funding requirements of our defined benefit plans.

Components of net periodic cost were as follows for the three month periods ended December 31, 2016 and January 2, 2016:

	Three Months Ended
	December 31, 2016	January 2, 2016
Service cost	$385	$142
Interest cost	189	15
Expected return on plan assets	(123)	—
Amortization of prior net (gain) loss	93	—
Amortization of prior service cost	13	—
Recognized net actuarial loss	230	122
Net periodic pension cost	$787	$279

16.  SEGMENT INFORMATION

As a result of the acquisition of Rofin in the first quarter of fiscal 2017, we reorganized our prior two reporting segments (Specialty Laser Systems and Commercial Lasers and Components) into two new reporting segments for the combined company based upon the organizational structure of the combined company and how the chief operating decision maker ("CODM") receives and utilizes information provided to allocate resources and make decisions: OEM Laser Sources (“OLS”) and Industrial Lasers & Systems (“ILS”). Accordingly, our segment information was restated retroactively in the first quarter of fiscal 2017. This segmentation reflects the go-to-market strategies and synergies for our broad portfolio of laser technologies and products. While both segments deliver cost-effective, highly reliable photonics solutions, the OLS business segment is focused on high performance laser sources and complex optical sub-systems, typically used in microelectronics manufacturing, medical diagnostics and therapeutic medical applications, as well as in scientific research. Our ILS business segment delivers high performance laser sources, sub-systems and tools primarily used for industrial laser materials processing, serving important end markets like automotive, machine tool, consumer goods and medical device manufacturing. Rofin has primarily been included in our Industrial Lasers & Systems segment.

We have identified OLS and ILS as operating segments for which discrete financial information is available. Both units have dedicated engineering, manufacturing, product business management and product line management functions. A small portion of our outside revenue is attributable to projects and recently developed products for which a segment has not yet been determined. The associated direct and indirect costs are presented in the category of Corporate and other, along with other corporate costs as described below.

Our Chief Executive Officer has been identified as the CODM as he assesses the performance of the segments and decides how to allocate resources to the segments. Income from operations is the measure of profit and loss that our CODM uses to assess performance and make decisions. As assets are not a measure used to assess the performance of the company by the CODM, asset information is not tracked or compiled by segment and is not available to be reported in our disclosures. Income from operations represents the net sales less the cost of sales and direct operating expenses incurred within the operating segments as well as allocated expenses such as shared sales and manufacturing costs. We do not allocate to our operating segments certain operating expenses which we manage separately at the corporate level. These unallocated costs include stock-based compensation and corporate functions (certain research and development, management, finance, legal and human resources) and are included in the results below under Corporate and other in the reconciliation of operating results. Management does not consider unallocated Corporate and other costs in its measurement of segment performance.

The following table provides net sales and income from continuing operations for our operating segments and a reconciliation of our total income from continuing operations to income from continuing operations before income taxes (in thousands):

	Three Months Ended
	December 31, 2016		January 2, 2016
Net sales:
OEM Laser Sources	$238,736		$158,830
Industrial Lasers & Systems	107,337		31,445
Total net sales	$346,073		$190,275

Income from continuing operations:
OEM Laser Sources	$83,590		$40,920
Industrial Lasers & Systems	(16,508)	1,825	(3,310)
Corporate and other	(24,882)		(10,327)
Total income from continuing operations	42,200		27,283
Total other income (expense), net	5,172		(222)
Income from continuing operations before income taxes	$47,372		$27,061

Major Customers

We had one major customer during the three months ended December 31, 2016 and January 2, 2016 who accounted for 23.0% and 10.6%, respectively, of net sales. We had another major customer who accounted for 17.6% of net sales for the three months ended January 2, 2016. The customers purchased primarily from our OLS segment.

We had one major customer who accounted for 17.6% and 18.0% of accounts receivable at December 31, 2016 and October 1, 2016, respectively. We had another major customer who accounted for 18.7% of accounts receivable at October 1, 2016. The customers purchased primarily from our OLS segment.

17.  RESTRUCTURING CHARGES

In the first quarter of fiscal 2017, we began the implementation of planned restructuring activities in connection with the acquisition of Rofin. These activities primarily relate to the exit from our high power fiber laser product line, change of control payments to Rofin officers and re-grouping of our production lines due to segment reorganization, resulting in charges primarily for employee termination and other exit related costs associated with the write-off of property and equipment and inventory.

The following table presents our current liability as accrued on our balance sheets for restructuring charges. The table sets forth an analysis of the components of the restructuring charges and payments and other deductions made against the accrual for the first quarter of fiscal 2017 (in thousands):

	Severance Related	Asset Write Offs	Total
Balances, Oct 1, 2016	$—	$—	$—
Provision	2,703	4,359	7,062
Payments and other	(344)	(4,359)	(4,703)
Balances, December 31, 2016	$2,359	$—	$2,359
The current year severance related costs are primarily comprised of severance pay for employees being terminated due to the transition of activities out of Rofin. At December 31, 2016, $2.4 million of accrued restructuring costs were included in other current liabilities. By segment, $6.9 million of restructuring costs were incurred in the ILS segment and $0.2 million were incurred in the OLS segment. Restructuring charges are recorded in cost of sales, research and development and selling, general and administrative expenses in our condensed consolidated statements of operations.

18.  DISCONTINUED OPERATIONS

Discontinued Operations and Assets Held for Sale

Discontinued operations are comprised of Rofin’s low power CO2 laser business based in Hull, United Kingdom, that we acquired as part of our acquisition of Rofin. As a condition of the acquisition, we are required to divest ourselves of Rofin’s low power CO2 laser business and will report this business separately as a discontinued operation until it is divested. Management is actively marketing this business for sale.

For financial statement purposes, the results of operations for this discontinued business have been segregated from those of the continuing operations and are presented in our condensed consolidated financial statements as discontinued operations and the net assets of the remaining discontinued business have been presented as current assets and current liabilities held for sale.

The results of discontinued operations for the fiscal quarter ended December 31, 2016 are as follows (in thousands):

Net sales	$4,511
Cost of sales	3,109
Operating expenses	1,546
Other expense	218
Income tax benefit	(72)
Net loss from discontinued operations	$(290)

Current assets and current liabilities classified as held for sale as of December 31, 2016 related to discontinued operations are as follows (in thousands):

Accounts receivable	$5,054
Inventories	5,844
Prepaid expenses and other assets	462
Property and equipment	9,740
Goodwill	33,121
Intangible assets	11,263
Total current assets held for sale	$65,484

Accounts payable	$1,729
Income taxes payable	380
Other current liabilities	5,277
Total current liabilities held for sale	$7,386

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY OVERVIEW

BUSINESS BACKGROUND

We are one of the world’s leading providers of lasers, laser-based technologies and laser-based system solutions in a broad range of commercial, industrial and scientific applications. We design, manufacture, service and market lasers and related accessories for a diverse group of customers. Since inception in 1966, we have grown through internal expansion and through strategic acquisitions of complementary businesses, technologies, intellectual property, manufacturing processes and product offerings.

As a result of the acquisition of Rofin in the first quarter of fiscal 2017, we reorganized our prior two reporting segments (Specialty Laser Systems and Commercial Lasers and Components) into two new reporting segments for the combined company: OEM Laser Sources (“OLS”) and Industrial Lasers & Systems (“ILS”). This segmentation reflects the go-to-market strategies and synergies for our broad portfolio of laser technologies and products. While both segments deliver cost-effective, highly reliable photonics solutions, the OLS business segment is focused on high performance laser sources and complex optical sub-systems typically used in microelectronics manufacturing, medical diagnostics and therapeutic medical applications, as well as in scientific research. Our ILS business segment delivers high performance laser sources, sub-systems and tools primarily used for industrial laser materials processing, serving important end markets like automotive, machine tool, consumer goods and medical device manufacturing.

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

MARKET APPLICATIONS

Our products address a broad range of applications that we group into the following markets: Microelectronics, Materials Processing, OEM Components and Instrumentation and Scientific Research in academia and government.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We have identified the following as the items that require the most significant judgment and often involve complex estimation: revenue recognition, business combinations, accounting for long-lived assets (including goodwill and intangible assets), inventory valuation, warranty reserves, stock-based compensation and accounting for income taxes. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for our fiscal year ended October 1, 2016.

Starting in the three months ended December 31, 2016, we assessed business combinations to be one of our critical accounting policies. We include the results of operations of the businesses that we acquire as of the respective dates of acquisition. We allocate the fair value of the purchase price of our business acquisitions to the tangible assets acquired, liabilities assumed, and intangible assets acquired, based on their estimated fair values. The excess of the purchase price over the fair values of these identifiable assets and liabilities is recorded as goodwill. Additional information existing as of the acquisition date, but unknown to us at that time, may become known during the remainder of the measurement period, not to exceed 12 months from the acquisition date, which may result in changes to the amounts and allocations recorded.

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

	Three Months Ended
	December 31, 2016	January 2, 2016	Change	% Change
	(Dollars in thousands)

Bookings	$551,606	$273,004	$278,602	102.1%
Book-to-bill ratio	1.59	1.43	0.16	11.2%
Net sales—OEM Laser Sources	$238,736	$158,830	$79,906	50.3%
Net sales—Industrial Lasers & Systems	$107,337	$31,445	$75,892	241.3%
Gross profit as a percentage of net sales— OEM Laser Sources	52.1%	47.9%	4.2%	8.8%
Gross profit as a percentage of net sales—Industrial Lasers & Systems	17.0%	27.1%	(10.1)%	(37.3)%
Research and development as a percentage of net sales	7.8%	10.1%	(2.3)%	(22.8)%
Income from continuing operations before income taxes	$47,372	$27,061	$20,311	75.1%
Net cash provided by operating activities	$82,641	$14,262	$68,379	479.4%
Days sales outstanding in receivables	62.7	68.4	(5.7)	(8.3)%
Annualized first quarter inventory turns	2.1	2.7	(0.6)	(22.2)%
Capital spending as a percentage of net sales	4.4%	2.5%	1.9%	76.0%
Net income from continuing operations as a percentage of net sales	8.9%	10.7%	(1.8)%	(16.8)%
Adjusted EBITDA as a percentage of net sales	28.4%	21.3%	7.1%	33.3%

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

Bookings in the first quarter of fiscal 2017 included $78.8 million of Rofin bookings since the acquisition on November 7, 2016, primarily in the materials processing market. Bookings increased 102.1% in the first quarter of fiscal 2017 compared to the same quarter one year ago, primarily due to significant increases in the microelectronics and materials processing markets as well as increases in the OEM components and instrumentation market. Compared to the fourth quarter of fiscal 2016, bookings increased 119.0% with significant increases in the microelectronics and materials processing markets. The book-to-bill ratio was 1.59 in the first quarter of fiscal 2017.

Backlog represents orders which we expect to be shipped within 12 months and the current portion of service contracts. For a discussion of backlog, see “RESULTS OF OPERATIONS - BACKLOG”.

Microelectronics

Microelectronics bookings increased 98% compared to the same quarter one year ago and 155% from bookings in the fourth quarter of fiscal 2016. The microelectronics book-to-bill ratio for the first quarter of fiscal 2017 was 2.13.

Flat panel display orders in the first quarter of fiscal 2017 increased 113% from orders in the first quarter of fiscal 2016 and 200% from orders in the fourth quarter of fiscal 2016, primarily due to the timing and mix of order placement by customers with higher orders received from multiple customers in multiple countries for large format Linebeam 1000 systems to be used in organic light-emitting diode (OLED) production as well as higher service bookings. We expect continued fluctuations in order volumes on a quarterly basis. In addition to the front-end excimer laser annealing process, there are an increasing number of laser-based, back-end flat panel display packaging applications in the mobile handset market. These applications are linked to specific models or bubble orders and require rapid fulfillment. These higher than expected orders are reflected in our microelectronics market data and we are increasing production in several different product families and locations to meet delivery requirements.

Orders in the advanced packaging (API) market increased 82% from orders in the first quarter of fiscal 2016 and increased 85% from orders in the fourth quarter of fiscal 2016. The microvia business increased from fan-out wafer level packaging, which provides more input/output connections from a die. Orders from laser direct imaging (LDI) applications also improved; historically via drilling and LDI have trailed the semiconductor capital equipment market by approximately six months.

Orders from semiconductor capital equipment OEMs increased 21% from the first quarter of fiscal 2016 and increased 19% from the fourth quarter of fiscal 2016 due to increases in wafer inspection and processing (investments for mobile logic chips) applications. Service orders and shipments remain strong due to high utilization rates in most fabs. The growth is consistent with overall trends in the market as expressed by industry reports and capacity expansion for 3D NAND memory is the primary driver, followed by logic capacity expansion.

Materials Processing

Materials processing orders in the first quarter of fiscal 2017 included $69.6 million of Rofin orders since the acquisition on November 7, 2016. Materials processing orders increased 374% compared to the same quarter one year ago and increased 242% from the fourth quarter of fiscal 2016. The materials processing book-to-bill ratio for the first quarter of fiscal 2017 was 1.02. The materials processing vertical is the end market that has increased the most for us as a result of the Rofin acquisition. The traditional marking and engraving business performed well with contributions from metal work using ultra-violet lasers to textile marking with CO2 products. Cutting and converting application orders were also strong due to volume orders from the package and label industry. Automotive applications were very active and drove orders for ultrafast lasers used in fuel injector nozzle drilling and high-power lasers used in powertrain welding. We also had record orders for medical device manufacturing workstations, where we see opportunities to expand our business.

OEM Components and Instrumentation

OEM Components and Instrumentation orders increased 56% compared to the same quarter one year ago and 10% from the fourth quarter of fiscal 2016. The book-to-bill ratio for the first quarter of fiscal 2017 was 1.01. The increases arose from an improved outlook from medical OEMs, sustained growth in bioinstrumentation and higher demand for medical consumables.

Orders for medical OEM products increased 191% compared to the same quarter one year ago and 115% compared to the fourth quarter of fiscal 2016. Instrumentation orders increased 26% compared to the same quarter one year ago but decreased 21% compared to the fourth quarter of fiscal 2016 due to timing of orders coming off the high orders in the fourth quarter of fiscal 2016. The medical OEM market remains strong including success with an excimer-based technique in refractive surgery by a major vendor. Bioinstrumentation customers are reporting solid growth in reagent sales, which drives demand for laser-based instruments across all territories. We are exploring new laser architectures that can accelerate instrument deployment through lower pricing. Our work in medical consumables, primarily fiber assemblies for lithotripsy (ultrasonic removal of kidney stones), has resulted in a steady increase in business and there are more opportunities in this area.

Scientific Research

Scientific and government programs orders increased 3% compared to the same quarter one year ago and decreased slightly from the fourth quarter of fiscal 2016. The book-to-bill for the first quarter of fiscal 2017 was 1.19.

We had record orders for Astrella™ in the first quarter of fiscal 2017, which is a workhorse tool in applications ranging from applied physics to physical chemistry, led by two factors. Chinese research investments in the physical sciences continue to grow and are nearly equal to those in the U.S. We also believe we have captured market share for ultrafast amplifiers across multiple geographies. The multiphoton microscopy market is a consistent overall performer. The mix is shifting towards our newer platforms including the Discovery, Monaco and Fidelity due to their applicability in optogenetics. Orders for CW and pulse lasers used in life sciences and chemistry also increased slightly reflecting research trends in Europe and Asia. The only product area with decreased orders was for certain gas lasers due to shifting technology.

Net Sales

Net sales include sales of lasers, laser tools, related accessories and service. Net sales for the first fiscal quarter of 2017 increased 50.3% in our OLS segment and increased 241.3% in our ILS segment from the same quarter one year ago, with the majority of the increase in the ILS segment due to Rofin shipments since the acquisition on November 7, 2016. For a description of the reasons for changes in net sales refer to the “Results of Operations” section of this quarterly report.

Gross Profit as a Percentage of Net Sales

Gross profit as a percentage of net sales (“gross profit percentage”) is calculated as gross profit for the period divided by net sales for the period.  Gross profit percentage in the first quarter increased from 47.9% to 52.1% in our OLS segment and decreased from 27.1% to 17.0% in our ILS segment from the same quarter one year ago. For a description of the reasons for changes in gross profit refer to the “Results of Operations” section of this quarterly report.

Research and Development as a Percentage of Net Sales

Research and development as a percentage of net sales (“R&D percentage”) is calculated as research and development expense for the period divided by net sales for the period.  Management considers R&D percentage to be an important indicator in managing our business as investing in new technologies is a key to future growth.  R&D percentage decreased to 7.8% from 10.1% in our first fiscal quarter compared to the same period one year ago. For a description of the reasons for changes in R&D spending refer to the “Results of Operations” section of this quarterly report.

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

Days Sales Outstanding in Receivables

We calculate days sales outstanding (“DSO”) in receivables as net receivables at the end of the period divided by net sales during the period and then multiplied by the number of days in the period, using 90 days for quarters. DSO in receivables indicates how well we are managing our collection of receivables, with lower DSO in receivables resulting in higher working capital availability. The more money we have tied up in receivables, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business. Our DSO in receivables for the first quarter of fiscal 2017 decreased from 68.4 days to 62.7 days compared to the same quarter one year ago primarily due to higher sales of flat panel display system in Asia and the timing of collections of those receivables, lower sales and receivables in Japan which typically has a higher DSO and improved collections of older receivables in the U.S. and Europe partially offset by the impact of the acquisition of Rofin, who have historically had higher DSOs than those previously reported by us.

Annualized First Quarter Inventory Turns

We calculate annualized first quarter inventory turns as the cost of sales during the first quarter annualized and divided by net inventories at the end of the first quarter. This indicates how well we are managing our inventory levels, with higher inventory turns resulting in more working capital availability and a higher return on our investments in inventory. The more money we have tied up in inventory, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business. Our annualized inventory turns for the first quarter of fiscal 2017 decreased from 2.7 to 2.1 turns compared to the same quarter one year ago primarily due to the impact of the acquisition of Rofin in the first quarter of fiscal 2017, including both the impact of including Rofin's cost of sales only after the November 7, 2016 acquisition date and Rofin's historically lower inventory turns rate.

Capital Spending as a Percentage of Net Sales

Capital spending as a percentage of net sales (“capital spending percentage”) is calculated as capital expenditures for the period divided by net sales for the period. Capital spending percentage indicates the extent to which we are expanding or improving our operations, including investments in technology and equipment. Management monitors capital spending levels as this assists us in measuring our cash flows, net of capital expenditures. Our capital spending percentage increased to 4.4% from

2.5% for the first quarter compared to the same period one year ago primarily due to investments to expand our manufacturing capacity in Göttingen, Germany, the acquisition of Rofin in the first quarter of fiscal 2017, the upgrade certain of our production facilities in California and New Jersey and higher purchases of production-related assets, partially offset by the impact of higher revenues in the first quarter of fiscal 2017.

Adjusted EBITDA as a Percentage of Net Sales

We define adjusted EBITDA as operating income adjusted for depreciation, amortization, stock compensation expenses, major restructuring costs and certain other non-operating income and expense items, such as costs related to the acquisition of Rofin. Key initiatives to reach our goals for EBITDA improvements include utilization of our Asian manufacturing locations, rationalizing our supply chain and continued leveraging of our infrastructure.

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
Below is the reconciliation of our net income from continuing operations as a percentage of net sales to our adjusted EBITDA as a percentage of net sales:

	Three Months Ended
	December 31, 2016	January 2, 2016
Net income from continuing operations as a percentage of net sales	8.9%	10.7%
Income tax expense	4.8%	3.5%
Interest and other income (expense), net	(1.5)%	0.6%
Depreciation and amortization	6.1%	4.5%
Restructuring charges	2.1%	—%
Purchase accounting step up	2.7%	—%
Gain on business combination	(1.6)%	—%
Costs related to acquisition of Rofin	4.1%	—%
Stock-based compensation	2.8%	2.0%
Adjusted EBITDA as a percentage of net sales	28.4%	21.3%

SIGNIFICANT EVENTS
Acquisition and related financing
On November 7, 2016, we completed our previously announced acquisition of Rofin pursuant to the Merger Agreement dated March 16, 2016. Rofin is one of the world's leading developers and manufacturers of high-performance industrial laser sources and laser-based solutions and components. As a condition of the acquisition, we are required to divest ourselves of Rofin’s low power CO2 laser business based in Hull, United Kingdom, and will report this business separately as a discontinued operation until it is divested. The acquisition was an all-cash transaction at a price of $32.50 per share of Rofin common stock. The aggregate consideration paid by us to the former Rofin stockholders was approximately $904.5 million, excluding related transaction fees and expenses. We also paid $15.3 million due to the cancellation of options held by employees of Rofin. We funded the payment of the aggregate consideration with a combination of our available cash on hand and the proceeds from the Euro Term Loan described below. See Note 3. “Business Combinations” in the Notes to Condensed Consolidated Financial Statements.

On November 7, 2016, we entered into a Credit Agreement (the “Credit Agreement”) with Barclays Bank PLC ("Barclays"), Bank of America, N.A. ("BAML") and MUFG Union Bank, N.A. ("MUFG"). The Credit Agreement provided for a 670.0 million Euro senior secured term loan facility (the “Euro Term Loan”) and a $100.0 million senior secured revolving credit facility. On November 7, 2016, the Euro Term Loan was drawn in full and its proceeds were used to finance the acquisition of Rofin and pay related fees and expenses. Also, on November 7, 2016, we used 10.0 million Euro of the capacity under the revolving credit facility for the issuance of a letter of credit. See Note 9. “Borrowings” in the Notes to Condensed Consolidated Financial Statements.

In relation to the acquisition of Rofin, we paid Barclays, our financial advisor, a fee of approximately $9.5 million, $1.0 million of which was paid upon delivery of the fairness opinion in the second quarter of fiscal 2016, and the remaining portion of which was paid upon consummation of the acquisition in the first quarter of fiscal 2017; these fees were recorded in the selling, general and administrative line of the consolidated statements of operations. We also paid Barclays, BAML and MUFG together approximately $17.0 million and $5.6 million for underwriting and upfront fees, respectively, upon the close of the financing on November 7, 2016; these fees are recorded as debt issuance costs on our consolidated balance sheets.

As a result of the acquisition of Rofin in the first quarter of fiscal 2017, we reorganized into two new reporting segments for the combined company based upon our organizational structure and how our Chief Operating Decision Maker receives and utilizes information provided to allocate resources and make decisions: OEM Laser Sources ("OLS") and Industrial Lasers & Systems ("ILS"). This segmentation reflects the go-to-market strategies and synergies for our broad portfolio of laser technologies and products. While both segments deliver cost-effective, highly reliable photonics solutions, the OLS business segment, is focused on high performance laser sources and complex optical sub-systems, typically used in microelectronics manufacturing, medical diagnostics and therapeutic medical applications, as well as in scientific research. Our ILS business segment delivers high performance laser sources, sub-systems and tools primarily used for industrial laser materials processing, serving important end markets like automotive, machine tool, consumer goods and medical device manufacturing.

RESULTS OF OPERATIONS

CONSOLIDATED SUMMARY

The following table sets forth, for the periods indicated, the percentage of total net sales represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended
	December 31, 2016	January 2, 2016
Net sales	100.0%	100.0%
Cost of sales	59.1%	55.9%
Gross profit	40.9%	44.1%
Operating expenses:
Research and development	7.8%	10.1%
Selling, general and administrative	21.3%	19.3%
Gain on business combination	(1.5)%	—%
Amortization of intangible assets	1.1%	0.4%
Total operating expenses	28.7%	29.8%
Income from operations	12.2%	14.3%
Other income (expense), net	1.5%	(0.1)%
Income from continuing operations before income taxes	13.7%	14.2%
Provision for income taxes	4.8%	3.5%
Net income from continuing operations	8.9%	10.7%

Net income from continuing operations for the first quarter of fiscal 2017 was $30.7 million ($1.25 per diluted share) including $14.5 million of after tax costs related to our acquisition of Rofin, $8.2 million of after-tax stock-based compensation expense, $7.7 million after-tax amortization of intangible assets, $6.5 million after-tax amortization of purchase accounting inventory step up, $4.6 million of after-tax restructuring costs, $1.8 million after-tax interest expense on the commitment of our term loan to finance the acquisition of Rofin, a $3.4 million after-tax gain on our sale of owned Rofin shares and $7.1 million after-tax foreign exchange gain on forward contracts associated with our foreign exchange risk related to the commitment of our Euro Term Loan and the issuance of the Euro Term Loan to finance the acquisition of Rofin. Net income from continuing operations for the first quarter of fiscal 2016 was $20.3 million ($0.84 per diluted share) including $3.4 million of after-tax stock-based compensation expense, $1.4 million after-tax amortization of intangible assets and a benefit of $1.2 million related to the renewal of the federal research and development tax credits for fiscal 2015.

BACKLOG

Backlog represents orders which we expect to be shipped within 12 months and the current portion of service contracts. Orders used to compute backlog are generally cancelable and, depending on the notice period, are subject to rescheduling by our customers without substantial penalties. Historically, we have not experienced a significant rate of cancellation or rescheduling, though we cannot guarantee that the rate of cancellations or rescheduling will not increase in the future. We have a backlog of orders shippable within 12 months of $823.5 million at December 31, 2016, including a significant concentration in the flat panel display market (58%) for customers which are primarily located in Asia. As a result of the acquisition of Rofin, we acquired $114.5 million of backlog as of November 7, 2016.

NET SALES

Market Application

The following tables set forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by market application (dollars in thousands):

	Three Months Ended
	December 31, 2016		January 2, 2016
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Microelectronics	$175,774	50.8%	$96,506	50.7%
OEM components and instrumentation	46,572	13.5%	39,333	20.7%
Materials processing	94,643	27.3%	23,034	12.1%
Scientific and government programs	29,084	8.4%	31,402	16.5%
Total	$346,073	100.0%	$190,275	100.0%

Net sales in the first quarter of fiscal 2017 included $74.4 million of Rofin net sales since the acquisition on November 7, 2016, primarily in the materials processing market. Net sales for the first quarter of fiscal 2017 increased by $155.8 million, or 82%, compared to the first quarter of fiscal 2016, with significant increases in the microelectronics and materials processing markets, a smaller increase in the OEM components and instrumentation market and a decrease in the scientific and government programs market.

The increase in the microelectronics market of $79.3 million, or 82%, was primarily due to higher shipments related to flat panel display annealing systems and higher shipments related to semiconductor and advanced packaging applications partially offset by lower shipments for micro materials processing applications. Sales in the materials processing market increased $71.6 million, or 311%, primarily due to Rofin net sales since the acquisition on November 7, 2016 and higher shipments for automotive and other materials processing applications. The increase in the OEM components and instrumentation market of $7.2 million, or 18%, was due primarily to higher shipments for medical, military and bio-instrumentation applications, with much of the increase in military and medical applications due to the acquisition of Rofin. Sales in the scientific and government programs market decreased $2.3 million, or 7.4%, due to lower demand for advanced research applications used by university and government research groups, particularly in the U.S. and Europe.

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

Segments

We are organized into two reportable operating segments: OLS and ILS. While both segments deliver cost-effective, highly reliable photonics solutions, OLS is focused on high performance laser sources and complex optical sub-systems, typically used in microelectronics manufacturing, medical diagnostics and therapeutic medical applications, as well as in scientific research. ILS delivers high performance laser sources, sub-systems and tools primarily used for industrial laser materials processing, serving important end markets like automotive, machine tool, consumer goods and medical device manufacturing.
The following tables set forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by segment (dollars in thousands):

	Three Months Ended
	December 31, 2016		January 2, 2016
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
OEM Laser Sources (OLS)	$238,736	69.0%	$158,830	83.5%
Industrial Lasers & Systems (ILS)	107,337	31.0%	31,445	16.5%
Total	$346,073	100.0%	$190,275	100.0%

Net sales for the first quarter of fiscal 2017 increased by $155.8 million, or 82%, compared to the first quarter of fiscal 2016, with increases of $79.9 million, or 50%, in our OLS segment and increases of $75.9 million, or 241%, in our ILS segment. Net sales in the first quarter of fiscal 2017 included $74.4 million of Rofin net sales since the acquisition on November 7, 2016, with $73.7 million and $0.7 million in the ILS and OLS segments, respectively.

The increase in our OLS segment sales was primarily due to higher shipments of flat panel display annealing systems and higher service revenue as well as higher shipments for semiconductor and materials processing applications partially offset by lower shipments for scientific and government programs. The increase in our ILS segment sales was primarily due to higher shipments for materials processing and OEM components and instrumentation applications due to the acquisition of Rofin as well as higher shipments to the flat panel display market.

GROSS PROFIT

Consolidated

Our gross profit rate decreased by 3.2% to 40.9% in the first quarter of fiscal 2017 from 44.1% in the first quarter of fiscal 2016. The decrease in the gross profit rate was primarily due to the impact of purchase accounting adjustments (5.0%) for amortization of inventory step up and amortization of intangibles related to the acquisition of Rofin in the first quarter of fiscal 2017. Also contributing to the increase was the impact of the acquisition of Rofin before considering purchase accounting adjustments (1.3%) partially offset by improvements in historical Coherent margins primarily due to the favorable leverage of manufacturing costs on higher volumes and the favorable impact of the weaker Euro as well as lower warranty costs.

Our gross profit rate has been and will continue to be affected by a variety of factors including market and product mix, pricing on volume orders, shipment volumes, our ability to manufacture advanced and more complex products, manufacturing efficiencies, excess and obsolete inventory write-downs, warranty costs, amortization of intangibles, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems, commodity prices and foreign currency fluctuations, particularly the recent weakening of the Euro and to a lesser extent, the Japanese Yen and South Korean Won.

OEM Laser Sources

The gross profit rate in our OLS segment increased by 4.2% to 52.1% in the first quarter of fiscal 2017 from 47.9% in the first quarter of fiscal 2016. The 4.2% first quarter increase in the gross profit rate was primarily due to favorable product margins (3.0%) as a result of favorable leverage of manufacturing costs on higher volumes and the favorable impact of the weaker Euro and lower other costs (0.8%) due to lower inventory provisions and duty costs in certain business units as well as the impact of the weaker Euro. Also contributing to the increase in gross profit rate were lower intangibles amortization (0.3%) and lower warranty and installation costs (0.1%) as a percentage of revenue due to the impact of higher revenues.

Industrial Lasers & Systems

The gross profit rate in our ILS segment decreased by 10.1% to 17.0% in the first quarter of fiscal 2017 from 27.1% in the first quarter of fiscal 2016. The 10.1% first quarter decrease in the gross profit rate was primarily due to the impact of purchase accounting adjustments (16.2%) for amortization of inventory step up and amortization of intangibles related to the acquisition of Rofin in the first quarter of fiscal 2017 and restructuring costs (3.2%) related to the implementation of planned restructuring activities in connection with the acquisition of Rofin, which is primarily related to the exit from our preexisting high power fiber laser product line. The decreases in gross profit rate were partially offset by the favorable impact of Rofin's margins before considering purchase accounting adjustments.

OPERATING EXPENSES:

	Three Months Ended
	December 31, 2016		January 2, 2016
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$27,084	7.8%	$19,140	10.1%
Selling, general and administrative	73,768	21.3%	36,774	19.3%
Gain on business combination	(5,416)	(1.5)%	—	—%
Amortization of intangible assets	3,878	1.1%	701	0.4%
Total operating expenses	$99,314	28.7%	$56,615	29.8%

Research and development

Research and development (“R&D”) expenses increased $7.9 million, or 42%, during the first fiscal quarter ended December 31, 2016 compared to the same quarter one year ago. The increase was primarily due to Rofin R&D expenses ($5.1 million) since the acquisition on November 7, 2016, $1.1 million higher project spending including higher variable compensation and higher spending on materials, $1.0 million of restructuring costs in the first quarter of fiscal 2017 related to the exit from our high power fiber laser product line and $0.7 million higher stock-based compensation expense including $0.5 million related to a charge recorded in the first quarter of fiscal 2017 due to the acceleration of Rofin options. On a segment basis as compared to the prior year period, OLS research and development spending increased $1.6 million primarily due to higher net spending on projects. ILS spending increased $5.6 million primarily due to the acquisition of Rofin and restructuring costs partially offset by lower project spending. Corporate and other spending increased $0.8 million due to higher stock-based compensation expense.

Selling, general and administrative

Selling, general and administrative (“SG&A”) expenses increased $37.0 million, or 101%, during the first fiscal quarter ended December 31, 2016 compared to the same quarter one year ago. The increase was primarily due to $14.1 million higher financial advisory, consulting and legal costs related to the acquisition of Rofin, Rofin SG&A expenses ($13.5 million) since the acquisition on November 7, 2016 and $5.2 million higher stock-based compensation expense, including $3.4 million related to a charge recorded in the first quarter of fiscal 2017 due to the acceleration of Rofin options, as well as higher expense for new grants. In addition, SG&A expense increased $3.8 million due to higher payroll spending for variable compensation, commissions and salaries and benefits and increased $0.4 million net due to higher other variable spending offset by lower charges for increases in deferred compensation plan liabilities. On a segment basis as compared to the prior year period, OLS segment expenses increased $4.1 million primarily due to higher payroll and other variable spending. ILS spending increased $14.1 million primarily due to the acquisition of Rofin and higher payroll spending. Corporate and other spending increased $18.8 million primarily due to higher financial advisory, consulting and legal costs related to the acquisition of Rofin, higher stock-based compensation expense and higher payroll spending net of lower charges for increases in deferred compensation plan liabilities.

Gain on business combination

On November 7, 2016, we acquired Rofin at a price of $32.50 per share of Rofin common stock (See Note 3 "Business Combinations"). We recognized a gain of $5.4 million in the first quarter of fiscal 2017 on the increase in fair value from the date of purchase for the shares we already owned.

Amortization of intangible assets

Amortization of intangible assets increased $3.2 million in the three months ended December 31, 2016 compared to the same period last year. The increase was primarily due to the acquisition of Rofin in the first quarter of fiscal 2017 partially offset by the completion of amortization of certain intangibles from prior acquisitions.

OTHER INCOME (EXPENSE) — NET

Other income (expense), net, changed by $5.4 million from other expense of $0.2 million in the first quarter of fiscal 2016 to other income of $5.2 million in the first quarter of fiscal 2017. The increase in net other income was primarily due to $13.1 million higher net foreign exchange gains partially offset by $8.0 million higher interest expense. The higher foreign exchange gains were primarily due to a gain of $11.3 million on forward contracts associated with our foreign exchange risk related to the commitment of our Euro Term Loan and the issuance of the Euro Term Loan to finance the acquisition of Rofin. Interest expense increased due to interest on the Euro Term Loan and interest on the commitment of the Euro Term Loan to fund the acquisition of Rofin as well as amortization of debt issuance costs related to the Euro Term Loan.

INCOME TAXES

The effective tax rate on income from continuing operations before income taxes for the first quarter of fiscal 2017 of 35.2% was higher than the statutory rate of 35.0% primarily due to Rofin transaction costs not deductible for tax purposes, tax costs of Rofin restructuring, ASC 740-10 (formerly FIN48) tax liabilities for transfer pricing, stock-based compensation not deductible for tax purposes and limitations on the deductibility of compensation under IRC Section 162(m). These amounts are partially offset by differences related to the benefit of income subject to foreign tax rates that are lower than U.S. tax rates including the Singapore tax exemption and the benefit of federal research and development tax credits.

The effective tax rate on income from continuing operations before income taxes for the first quarter of fiscal 2016 of 25.0% was lower than the statutory rate of 35.0% primarily due to differences related to the benefit of income subject to foreign tax rates that are lower than U.S. tax rates including the Singapore tax exemption, the benefit of foreign tax credits and the benefit of federal research and development tax credits including renewal of the federal research and development credits for fiscal 2015. These amounts are partially offset by deemed dividend inclusions under the Subpart F tax rules, stock-based compensation not deductible for tax purposes and limitations on the deductibility of compensation under IRC Section 162(m).

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2016, we had assets classified as cash and cash equivalents and short-term investments, in an aggregate amount of $360.3 million, compared to $400.0 million at October 1, 2016. Our cash and cash equivalents and short-term investments included $157.1 million of cash at Rofin entities. In addition, at December 31, 2016, we had $13.8 million of restricted cash. At December 31, 2016, approximately $236.6 million of our cash and securities was held in certain of our foreign subsidiaries, $217.8 million of which was denominated in currencies other than the U.S. dollar. At December 31, 2016, we had approximately $225.3 million of cash held by foreign subsidiaries where we intend to permanently reinvest our accumulated earnings in these entities and our current plans do not demonstrate a need for these funds to support our domestic operations. If, however, a portion of these funds are needed for and distributed to our operations in the United States, we may be subject to additional U.S. income taxes and foreign withholding taxes. An exception to U.S. taxation may be the repatriation of foreign funds that had been previously taxed in the U.S. as Subpart F income. The amount of the U.S. and foreign taxes due would depend on the amount and manner of repatriation, as well as the location from where the funds are repatriated. We actively monitor the third-party depository institutions that hold these assets, primarily focusing on the safety of principal and secondarily maximizing yield on these assets. We diversify our cash and cash equivalents and investments among various financial institutions, money market funds, sovereign debt and other securities in order to reduce our exposure should any one of these financial institutions or financial instruments fail or encounter difficulties. To date, we have not experienced any material loss or lack of access to our invested cash, cash equivalents or short-term investments. However, we can provide no assurances that access to our invested cash, cash equivalents or short-term investments will not be impacted by adverse conditions in the financial markets. In the first quarter of fiscal 2017, we spent a significant portion of our foreign funds on the Rofin acquisition. We did not repatriate foreign funds to our domestic operations to fund this acquisition. We expect to have adequate foreign funds in the future to service the acquisition debt and do not anticipate any repatriation of foreign funds to operate our domestic business.

In fiscal 2016, 2015 and 2014, we converted a total of $160.6 million of cash and securities held in certain of our foreign subsidiaries to U.S. dollars and invested those funds within a European subsidiary whose functional currency is the U.S. dollar. In the first quarter of fiscal 2017, we used these funds to purchase Rofin and pay related acquisition expenses. The converted funds were not repatriated to the U.S. and no U.S. tax was triggered on the transfer of these funds to the European subsidiary.

See ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK below for more information about risks and trends related to foreign currencies.

Sources and Uses of Cash

Historically, our primary source of cash has been provided by operations. Other sources of cash in the past three fiscal years include proceeds from our Euro Term Loan used to finance the acquisition of Rofin, proceeds received from the sale of our stock through our employee stock purchase plan as well as borrowings under our domestic line of credit. Our historical uses of cash have primarily been for the repurchase of our common stock, acquisitions of businesses and technologies, capital expenditures and debt issuance costs. Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our condensed consolidated statements of cash flows and the notes to condensed consolidated financial statements:

	Three Months Ended
	December 31, 2016	January 2, 2016
	(in thousands)
Net cash provided by operating activities	$82,641	$14,262
Sales of shares under employee stock plans	3,866	3,521
Borrowings, net of repayments	718,514	5,000
Acquisition of businesses, net of cash acquired	(740,481)	—
Debt issuance costs	(25,824)	—
Capital expenditures	(15,390)	(4,765)

Net cash provided by operating activities increased by $68.4 million for the first three months of fiscal 2017 compared to the same period one year ago. The increase in cash provided by operating activities was primarily due to higher cash flows due to higher non-cash expenses for amortization, stock-based compensation and depreciation, higher net income, higher deferred revenue and accounts payable balances, higher cash flows from the timing of shipments of large systems from inventory and higher cash flows from accounts receivable partially offset by lower accrued payroll balances. We believe that our existing cash, cash equivalents and short term investments combined with cash to be provided by operating activities and amounts available under our revolving credit facility will be adequate to cover our working capital needs and planned capital expenditures for at least the next 12 months to the extent such items are known or are reasonably determinable based on current business and market conditions. However, we may elect to finance certain of our capital expenditure requirements through other sources of capital. We continue to follow our strategy to further strengthen our financial position by using available cash flow to fund operations.

We intend to continue to consider acquisition opportunities at valuations we believe are reasonable based upon market conditions. However, we cannot accurately predict the timing, size and success of our acquisition efforts or our associated potential capital commitments. Furthermore, we cannot assure you that we will be able to acquire businesses on terms acceptable to us. We expect to fund future acquisitions through additional borrowings (as in our acquisition of Rofin), existing cash balances and cash flows from operations. If required, we will consider the issuance of securities. The extent to which we will be willing or able to use our common stock to make acquisitions will depend on its market value at the time and the willingness of potential sellers to accept it as full or partial payment.

On November 7, 2016, we entered into the Credit Agreement by and among us, Coherent Holding GmbH, as borrower (the “Borrower”), and certain of our direct and indirect subsidiaries from time to time party thereto, as guarantors, the lenders from time to time party thereto, Barclays, as administrative agent and an L/C Issuer, BAML as an L/C Issuer, and MUFG as an L/C Issuer. The Credit Agreement provides for a 670.0 million Euro senior secured term loan facility (the "Euro Term Loan") and a $100.0 million senior secured revolving credit facility ("Revolving Credit Facility") with a $30.0 million letter of credit sublimit and a $10.0 million swing line sublimit. The Borrower may increase the aggregate revolving commitments or borrow incremental term loans in an aggregate principal amount not to exceed the sum of $150.0 million and an amount that would not cause the senior secured net leverage ratio to be greater than 2.75 to 1.00, subject to certain conditions, including obtaining additional commitments from the lenders then party to the Credit Agreement or new lenders. On November 7, 2016, the Borrower borrowed the full 670.0 million Euros under the Euro Term Loan and its proceeds were used to finance the acquisition of Rofin and pay related fees and expenses. On November 7, 2016, we also used 10.0 million Euro of the capacity under the Revolving Credit Facility for the issuance of a letter of credit.

Loans under the Credit Agreement bear interest, at the Borrower’s option, at a rate equal to either (i)(x) in the case of calculations with respect to U.S. Dollars or certain other alternative currencies, the London interbank offered rate (the “LIBOR”) or (y) in the case of calculations with respect to the Euro, the euro interbank offered rate ("EURIBOR" and, together with LIBOR, the "Eurocurrency Rate") or (ii) a base rate (the “Base Rate”) equal to the highest of (x) the federal funds rate, plus 0.50%, (y) the prime rate then in effect and (z) the Eurocurrency Rate for loans denominated in U.S. dollars applicable to a one-month interest period, plus 1.0%, in each case, plus an applicable margin. The applicable margin for Euro Term Loan borrowed as Eurocurrency Rate loans, is 3.50% initially, and following the first anniversary of the Closing Date ranges from 3.00% to 3.50% depending on the consolidated total gross leverage ratio at the time of determination. For Euro Term Loan borrowed as Base Rate Loans, the applicable margin initially is 2.50%, and following the first anniversary of the Closing Date ranges from 2.00% to 2.50% depending upon the consolidated total gross leverage ratio at the time of determination. The applicable margin for revolving loans borrowed as Eurocurrency Rate Loans, ranges from 3.75% to 4.25%, and for revolving loans borrowed as Base Rate Loans, ranges from 2.75% to 3.25%, in each case, based on the consolidated total gross leverage ratio at the time of determination. Interest on Base Rate Loans is payable quarterly in arrears. Interest on Eurocurrency Rate Loans is payable at the end of the applicable interest period (or at three month intervals if the interest period exceeds three months). Interest periods for Eurocurrency Rate loans may be, at the Borrower’s option, one, two, three or six months.

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

The Credit Agreement contains customary affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations, and negative covenants, including covenants limiting the ability of us and our subsidiaries to, among other things, incur debt, grant liens, make investments, make certain restricted payments, transact with affiliates, and sell assets. The Credit Agreement also requires us and our subsidiaries to maintain a senior secured net leverage ratio as of the last day of each fiscal quarter of less of than or equal to 3.50 to 1.00. The Credit Agreement contains customary events of default that include, among other things, payment defaults, cross defaults with certain other indebtedness, violation of covenants, inaccuracy of representations and warranties in any material respect, change in control of us and the Borrower, judgment defaults, and bankruptcy and insolvency events. If an event of default exists, the lenders may require the immediate payment of all Obligations, as defined in the Credit Agreement, and may exercise certain other rights and remedies provided for under the Credit Agreement, the other loan documents and applicable law. The acceleration of such obligations is automatic upon the occurrence of a bankruptcy and insolvency event of default. We were in compliance with all covenants at December 31, 2016.

The aggregate consideration paid by us to the former Rofin stockholders in the first quarter of fiscal 2017 was approximately $904.5 million, excluding related transaction fees and expenses. We also paid $15.3 million due to the cancellation of options held by employees of Rofin. We paid $5.2 million of debt issuance costs in fiscal 2016 and incurred approximately $25.8 million of debt issuance costs in the first quarter of fiscal 2017. In the fourth quarter of fiscal 2016, and the first quarter of fiscal 2017, we recorded an interest charge of $1.1 million and $2.7 million, respectively, in other income (expense) in our consolidated statement of operations related to the debt financing commitment. In the first quarter of fiscal 2017, we made our first debt principal payment of $1.8 million, recorded interest expense on the Euro Term Loan of $4.6 million and recorded $0.6 million amortization of debt issuance costs.

In relation to the acquisition of Rofin, we paid Barclays, our financial advisor, a fee of approximately $9.5 million, $1.0 million of which was paid upon delivery of the fairness opinion in the second quarter of fiscal 2016, and the remaining portion of which was paid upon consummation of the acquisition in the first quarter of fiscal 2017; these fees were recorded as SG&A expense.

Additional sources of cash available to us were international currency lines of credit and bank credit facilities totaling $29.3 million as of December 31, 2016, of which $21.7 million was unused and available. These unsecured international credit facilities were used in Europe and Japan during the first three months of fiscal 2017. As of December 31, 2016, we had utilized $5.9 million of the international credit facilities as guarantees in Europe and $1.7 million as short-term borrowings in Japan.

At December 31, 2016, $2.2 million and $11.5 million of cash collateralized primarily for domestic and international guarantees was restricted and classified as current and non-current restricted cash, respectively, on our condensed consolidated balance sheet.

Our ratio of current assets to current liabilities was 3.6:1 at December 31, 2016 compared to 4.0:1 at October 1, 2016. The decrease in our ratio is primarily due to the use of cash to in our acquisition of Rofin partially offset by the impact of Rofin's current assets and current liabilities. Our cash and cash equivalents, short-term investments and working capital are as follows:

	December 31, 2016	October 1, 2016
	(in thousands)
Cash and cash equivalents	$360,217	$354,347
Short-term investments	125	45,606
Working capital	809,070	614,145

Contractual Obligations and Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Regulation S-K of the Securities Act of 1933. The following summarizes our contractual obligations at December 31, 2016 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating lease payments	$49,820	$15,259	$20,010	$8,384	$6,167
Asset retirement obligations	5,551	707	1,781	94	2,969
Debt principal, interest and fees	912,992	28,910	114,212	74,537	695,333
Pension obligations	36,521	1,425	2,054	2,584	30,458
Purchase commitments for inventory	119,898	111,949	7,788	161	—
Purchase obligations-other	16,082	14,290	836	956	—
Total	$1,140,864	$172,540	$146,681	$86,716	$734,927

Because of the uncertainty as to the timing of such payments, we have excluded cash payments related to our contractual obligations for our deferred compensation plans aggregating $31.1 million at October 1, 2016.

Changes in Financial Condition

Cash provided by operating activities during the first three months of fiscal 2017 was $82.6 million, which included net income of $30.4 million, cash provided by operating assets and liabilities of $25.6 million (primarily increases in deferred income offset decreases in accrued payroll), depreciation and amortization of $21.7 million, non-cash restructuring charges of $4.4 million, stock-based compensation expense of $5.5 million, net decreases in deferred tax assets of $1.3 million and $0.5 million other partially offset by the $5.4 million gain on business combination and $1.3 million net cash flows used by discontinued operations. Cash provided by operating activities during the first three months of fiscal 2016 was $14.3 million, which included net income of $20.3 million, depreciation and amortization of $8.5 million, stock-based compensation expense of $3.7 million and $0.2 million other partially offset by cash used by operating assets and liabilities of $14.9 million and net increases in deferred tax assets of $3.5 million.

Cash used in investing activities during the first three months of fiscal 2017 was $730.8 million, which included $740.5 million net of cash acquired to purchase Rofin, $15.3 million used to acquire property and equipment, purchase and upgrade buildings, net of proceeds from dispositions partially offset by $25.1 million net sales of available-for-sale securities. Cash used in investing activities during the first three months of fiscal 2016 was $3.6 million, which included $4.7 million used to acquire property and equipment and improve buildings net of proceeds from dispositions partially offset by $1.1 million net sales of available-for-sale securities.

Cash provided by financing activities during the first three months of fiscal 2017 was $681.3 million, which included $718.5 million net borrowings and $3.9 million generated from our employee stock option and purchase plans partially offset by $25.8 million debt issuance costs and $15.3 million outflows due to net settlement of restricted stock. Cash provided by financing activities during the first three months of fiscal 2016 was $3.2 million, which included $5.0 million net short-term borrowings and $3.5 million generated from our employee stock option and purchase plans partially offset by $5.3 million outflows due to net settlement of restricted stock.

Changes in exchange rates during the first three months of fiscal 2017 resulted in a decrease in cash balances of $13.5 million. Changes in exchange rates during the first three months of fiscal 2016 decreased our cash balances by $2.1 million.

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

Interest rate sensitivity

A portion of our investment portfolio is composed of fixed income securities. These securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately (whether due to changes in overall market rates or credit worthiness of the issuers of our individual securities) and uniformly by 10% from levels at December 31, 2016, the fair value of the portfolio, based on quoted market prices in active markets involving similar assets, would decline by an immaterial amount due to their short-term maturities. We have the ability to generally hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. If necessary, we may sell short-term investments prior to maturity to meet our liquidity needs.

At December 31, 2016, the fair value of our available-for-sale debt securities was $0.1 million, all of which was classified as short-term investments. There were no gross unrealized gains and losses on available-for-sale debt securities at December 31, 2016.

We are exposed to market risks related to fluctuations in interest rates related to our Term Loan Facility. As of December 31, 2016, we owed $697.7 million on this loan with an interest rate of 4.25%. We performed a sensitivity analysis on the outstanding portion of our debt obligation as of December 31, 2016. Should the current average interest rate increase or decrease by 10%, the resulting annual increase or decrease to interest expense would be approximately $2.9 million as of December 31, 2016.

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

On August 1, 2016, we purchased forward contracts totaling 670.0 million Euro, with a value date of November 30, 2016, to limit our foreign exchange risk related to the commitment of our Euro Term Loan (denominated in Euros) in an amount of the Euro equivalent of $750.0 million to finance the U.S. dollar payment for the acquisition of Rofin. In the fourth quarter of fiscal 2016, we recognized an unrealized loss of $2.2 million on these forward contracts. In the first quarter of fiscal 2017, we settled these forward contracts at a net gain of $9.1 million, resulting in a realized gain of $11.3 million in the first quarter of fiscal 2017. See Note 6 "Derivative Instruments and Hedging Activities".

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

At December 31, 2016, approximately $236.6 million of our cash, cash equivalents and short-term investments were held outside the U.S. in certain of our foreign operations, $217.8 million of which was denominated in currencies other than the U.S. dollar.

A hypothetical 10% change in foreign currency rates on our forward contracts would not have a material impact on our results of operations, cash flows or financial position.

The following table provides information about our foreign exchange forward contracts at December 31, 2016. The table presents the weighted average contractual foreign currency exchange rates, the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date and fair value. The U.S. fair value represents the fair value of the contracts valued at December 31, 2016 rates.

Forward contracts to sell (buy) foreign currencies for U.S. dollars (in thousands, except contract rates):

	Average Contract Rate	U.S. Notional Contract Value	U.S. Fair Value
Non-Designated - For US Dollars
Euro	1.0603	$(80,995)	$(1,207)
Japanese Yen	112.5411	$18,077	$733
British Pound	1.2490	$857	$17
South Korean Won	1,504.2915	$3,868	$(944)
Chinese Renminbi	6.9514	$8,141	$35
Singapore Dollar	1.4275	$(4,194)	$(58)
Malaysian Ringgit	4.5030	$2,174	$(13)

Non-Designated - For Japanese Yen
Euro	116.0209	$(1,942)	$26
US Dollar	110.5580	$(112)	$5

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of December 31, 2016 (“Evaluation Date”).  The controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

In November 2016, we completed the acquisition of Rofin-Sinar Technologies, Inc. (“Rofin”).  We are in the process of integrating Rofin into our systems and control environment as of December 31, 2016.  We believe that we have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during this integration.  Other than the impact of this business acquisition, there has been no change in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended December 31, 2016.

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

•
complexities associated with managing the combined businesses, including difficulty addressing possible differences in corporate cultures and management philosophies and the challenge of integrating products, services, complex and different information technology systems (including different Enterprise Management Systems), technology, networks and other assets of each of the companies in a cohesive manner; and

•
potential unknown liabilities and unforeseen increased expenses or delays related to the merger and the integration of Rofin, including as a result of the requirement for holding separate Rofin’s business located in Hull, England.

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
Following the merger, the size and complexity of the business of the combined company has increased significantly. Our future success depends, in part, upon our ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that we will be successful or that we will realize the expected synergies and benefits anticipated from the merger.
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
In accordance with generally accepted accounting principles, we have accounted for the Rofin acquisition using the purchase method of accounting, which will result in charges to earnings that could have a material adverse effect on the market value of our common stock following completion of the acquisition. Under the purchase method of accounting, we will allocate the total purchase price of Rofin’s net tangible and identifiable intangible assets based upon their estimated fair values at the acquisition date. The excess of the purchase price over net tangible and identifiable intangible assets will be recorded as goodwill. We will incur additional depreciation and amortization expense over the useful lives of certain of the net tangible and intangible assets acquired in connection with the acquisition. In addition, to the extent the value of goodwill or intangible assets with indefinite lives becomes impaired, we may be required to incur material charges relating to the impairment of those assets. These depreciation, amortization and potential impairment charges could have a material impact on our results of operations.
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

•	the timing of receipt and conversion of bookings to net sales;

•	the concentration of a significant amount of our backlog, and resultant net sales, with a few customers in the Microelectronics market;

•	rescheduling of shipments or cancellation of orders by our customers;

•	fluctuations in our product mix;

•	the ability of our customers' other suppliers to provide sufficient material to support our customers' products;

•	currency fluctuations and stability, in particular the Euro, the Japanese Yen, the South Korean Won, the Chinese RMB and the US dollar as compared to other currencies;

•	commodity pricing;

•	introductions of new products and product enhancements by our competitors, entry of new competitors into our markets, pricing pressures and other competitive factors;

•	our ability to develop, introduce, manufacture and ship new and enhanced products in a timely manner without defects;

•	our ability to successfully expand our manufacturing capacity in Göttingen, Germany and add optics fabrication capacity at our site in Richmond, California;

•	our ability to manage our manufacturing capacity and that of our suppliers;

•	our reliance on contract manufacturing;

•	our reliance in part upon the ability of our OEM customers to develop and sell systems that incorporate our laser products;

•	our customers' ability to manage their susceptibility to adverse economic conditions;

•	the rate of market acceptance of our new products;

•	the ability of our customers to pay for our products;

•	expenses associated with acquisition-related activities;

•	seasonal sales trends;

•	access to applicable credit markets by us, our customers and their end customers;

•	delays or reductions in customer purchases of our products in anticipation of the introduction of new and enhanced products by us or our competitors;

•	our ability to control expenses;

•	the level of capital spending of our customers;

•	potential excess and/or obsolescence of our inventory;

•	costs and timing of adhering to current and developing governmental regulations and reviews relating to our products and business;

•	costs related to acquisitions of technology or businesses;

•	impairment of goodwill, intangible assets and other long-lived assets;

•	our ability to meet our expectations and forecasts and those of public market analysts and investors;

•	the availability of research funding by governments with regard to our customers in the scientific business, such as universities;

•	continued government spending on defense-related and scientific research projects where we are a subcontractor;

•	maintenance of supply relating to products sold to the government on terms which we would prefer not to accept;

•	changes in policy, interpretations, or challenges to the allowability of costs incurred under government cost accounting standards;

•	damage to our reputation as a result of coverage in social media, Internet blogs or other media outlets;

•	managing our and other parties' compliance with contracts in multiple languages and jurisdictions;

•	managing our internal and third party sales representatives and distributors, including compliance with all applicable laws;

•	impact of government economic policies on macroeconomic conditions;

•	costs and expenses from litigation;

•	costs associated with designing around or payment of licensing fees associated with issued patents in our fields of business;

•	government support of alternative energy industries, such as solar;

•
negative impacts related to the recent “Brexit” vote by the United Kingdom, particularly with regard to sales from our Glasgow, Scotland facility to other jurisdictions and purchases of supplies from outside the United Kingdom by such facility;

•	the future impact of legislation, rulemaking, and changes in accounting, tax, defense procurement, trade or export policies; and

•	distraction of management related to acquisition, integration or divestment activities.

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

Any interruption or delay in the supply of any of these components or materials, or the inability to obtain these components and materials from alternate sources at acceptable prices and within a reasonable amount of time, or our failure to properly manage these moves, would impair our ability to meet scheduled product deliveries to our customers and could cause customers to cancel orders. We have historically relied exclusively on our own production capability to manufacture certain strategic components, crystals, semiconductor lasers, fiber, lasers and laser-based systems and recently acquired the capability to manufacture certain large format optics. Because we manufacture, package and test these components, products and systems at our own facilities, and such components, products and systems are not readily available from other sources, any interruption in manufacturing would adversely affect our business. Since many of our products have lengthy qualification periods, our ability to introduce multiple suppliers for parts may be limited. In addition, our failure to achieve adequate manufacturing yields of these items at our manufacturing facilities may materially and adversely affect our operating results and financial condition.

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

In the flat panel display market, there are a relatively limited number of manufacturers who are the end customers for our annealing products.  In the first quarter of fiscal 2017, Advanced Process Systems Corporation, an integrator in the flat panel display market based in South Korea, contributed more than 10% of our revenue. Given macroeconomic conditions, varying consumer demand and technical process limitations at manufacturers, our customers may seek to reschedule or cancel orders. This was recently seen with a requested expedited shipment of a Linebeam 1500 product for our third fiscal quarter of 2015, which delivery date was then changed at the customer’s request back to its originally scheduled date in the fourth fiscal quarter of 2015. These larger flat panel-related systems have large average selling prices. Any rescheduling or canceling of such orders by our customers will likely have a significant impact on our quarterly or annual net sales and results of operations and could negatively impact inventory values and backlog. Additionally, challenges in meeting evolving technological requirements for these complex products by us and our suppliers could also result in delays in shipments, rescheduled or canceled orders by our customers. This could negatively impact our backlog, timing of net sales and results of operations.

As of December 31, 2016, flat panel display systems represented 58% of our backlog. Since our backlog includes higher average selling price flat panel display systems, any delays or cancellation of shipments could have a material adverse effect on our financial results.

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

The financial turmoil that has affected the banking system and financial markets in recent years could result in tighter credit markets, and lower levels of liquidity in some financial markets. There could be a number of follow-on effects from a tightened credit environment on our business, including the insolvency of key suppliers or their inability to obtain credit to finance development and/or manufacture products resulting in product delays; inability of customers to obtain credit to finance purchases of our products and/or customer insolvencies; and failure of financial institutions negatively impacting our treasury functions. In the event our customers are unable to obtain credit or otherwise pay for our shipped products it could significantly impact our ability to collect on our outstanding accounts receivable. Other income and expense also could vary materially from expectations depending on gains or losses realized on the sale or exchange of financial instruments; impairment charges resulting from revaluations of debt and equity securities and other investments; interest rates; cash balances; and changes in fair value of derivative instruments. Volatility in the financial markets and any overall economic uncertainty increase the risk that the actual amounts realized in the future on our financial instruments could differ significantly from the fair values currently assigned to them. Uncertainty about current global economic conditions could also continue to increase the volatility of our stock price.

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

For the three months ended December 31, 2016, 81% of our net sales were derived from customers outside of the United States. For fiscal 2016, fiscal 2015 and fiscal 2014, 76%, 73%, and 74%, respectively, of our net sales were derived from customers outside of the United States. A majority of Rofin’s sales have also been to customers outside of the United States in recent years. We anticipate that foreign sales, particularly in Asia, will continue to account for a significant portion of our net sales in the foreseeable future.

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

For the three months ended December 31, 2016, our research and development costs were $27.1 million (7.8% of net sales). For our fiscal years 2016, 2015 and 2014, our research and development costs were $81.8 million (9.5% of net sales), $81.5 million (10.2% of net sales) and $79.1 million (10.0% of net sales), respectively. We cannot assure you that our expenditures for research and development will result in the introduction of new products or, if such products are introduced, that those products will achieve sufficient market acceptance or to generate sales to offset the costs of development. Our failure to address rapid technological changes in our markets could adversely affect our business and results of operations.

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
As a global company, we are subject to taxation in the United States and various other countries and jurisdictions. Significant judgment is required to determine our worldwide tax liabilities. A number of factors may affect our future effective tax rates including, but not limited to:

•	changes in our current and future global structure based on the Rofin acquisition and restructuring that involved significant movement of U.S. and foreign entities;

•	change in the assessment of the ability to recognize our deferred tax assets and change in the valuation of our deferred tax liabilities;

•	the outcome of discussions with various tax authorities regarding intercompany transfer pricing arrangements;

•
changes that involve other acquisitions or restructuring or an increased investment in technology outside of the United States to better align asset ownership and business functions with revenues and profits;

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
As indicated above, we are engaged in discussions with various tax authorities regarding the appropriate level of profitability for Coherent entities and this may result in changes to our worldwide tax liabilities. In addition, we are subject to regular examination of our income tax returns by the Internal Revenue Service (“IRS”) and other tax authorities. From time to time the United States, foreign and state governments make substantive changes to tax rules and the application of rules to companies, including various announcements from the United States government potentially impacting our ability to defer taxes on international earnings. We regularly assess the likelihood of favorable or unfavorable outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. Although we believe our tax estimates are reasonable, there can be no assurance that any final determination will not be materially different than the treatment reflected in our historical income tax provisions and accruals, which could materially and adversely affect our operating results and financial condition.
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

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1‡	Form of global restricted stock unit agreement under the 2011 Equity Incentive Plan

10.2‡	Form of global performance restricted stock unit agreement under the 2011 Equity Incentive Plan

10.3‡	Offer letter with Thomas Merk

10.4‡	Managing director agreement with Thomas Merk

10.5‡	Fiscal 2016 Variable compensation plan payout scale

10.6‡**	Fiscal 2017 Variable compensation plan payout scale

10.7+
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

‡	Identifies management contract or compensatory plans or arrangements required to be filed as an exhibit.
**	Portions of this exhibit are redacted and confidential treatment has been requested with the Securities and Exchange Commission.
+	This exhibit was previously filed with the Commission as indicated and is incorporated herein by reference.

COHERENT, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coherent, Inc.
(Registrant)

Date:	February 9, 2017	/s/:	JOHN R. AMBROSEO
John R. Ambroseo
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 9, 2017	/s/:	KEVIN PALATNIK
Kevin Palatnik
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1‡	Form of global restricted stock unit agreement under the 2011 Equity Incentive Plan

10.2‡	Form of global performance restricted stock unit agreement under the 2011 Equity Incentive Plan

10.3‡	Offer letter with Thomas Merk

10.4‡	Managing director agreement with Thomas Merk

10.5‡	Fiscal 2016 Variable compensation plan payout scale

10.6‡**	Fiscal 2017 Variable compensation plan payout scale

10.7+
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

‡	Identifies management contract or compensatory plans or arrangements required to be filed as an exhibit.
**	Portions of this exhibit are redacted and confidential treatment has been requested with the Securities and Exchange Commission.
+	This exhibit was previously filed with the Commission as indicated and is incorporated herein by reference.