Form 10-Q
period 2017-04-01
COHERENT INC
filed 2017-05-10
CIK 21510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ___________________________________________________
FORM 10-Q
 ___________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 1, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of registrant’s common stock, par value $.01 per share, on May 8, 2017 was 24,625,124.

2

COHERENT, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements included in or incorporated by reference in this quarterly report, other than statements of historical fact, are forward-looking statements. These statements are generally accompanied by words such as “trend,” “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “rely,” “believe,” “estimate,” “predict,” “intend,” “potential,” “continue,” "outlook," “forecast” or the negative of such terms, or other comparable terminology, including without limitation statements made under “Our Strategy,” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Actual results of Coherent, Inc. (referred to herein as the Company, we, our or Coherent) may differ significantly from those anticipated in these forward-looking statements as a result of various factors, including those discussed in the sections captioned “Our Strategy,” “Risk Factors,” “Key Performance Indicators,” as well as any other cautionary language in this quarterly report. All forward-looking statements included in the document are based on information available to us on the date hereof. We undertake no obligation to update these forward-looking statements as a result of events or circumstances or to reflect the occurrence of unanticipated events or non-occurrence of anticipated events.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share data)

	Three Months Ended		Six Months Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Net sales	$422,833	$199,882	$768,906	$390,157
Cost of sales	243,318	111,283	447,877	217,660
Gross profit	179,515	88,599	321,029	172,497
Operating expenses:
Research and development	30,536	20,955	57,620	40,095
Selling, general and administrative	72,451	40,940	146,219	77,714
Gain from business combination	—	—	(5,416)	—
Amortization of intangible assets	5,439	700	9,317	1,401
Total operating expenses	108,426	62,595	207,740	119,210
Income from operations	71,089	26,004	113,289	53,287
Other income (expense):
Interest income	135	263	278	503
Interest expense	(8,998)	(30)	(16,962)	(45)
Other—net	(1,392)	(2,013)	11,601	(2,460)
Total other income (expense), net	(10,255)	(1,780)	(5,083)	(2,002)
Income from continuing operations before income taxes	60,834	24,224	108,206	51,285
Provision for income taxes	18,646	6,443	35,320	13,218
Net income from continuing operations	42,188	17,781	72,886	38,067
Loss from discontinued operations, net of income taxes	(343)	—	(633)	—
Net income	$41,845	$17,781	$72,253	$38,067

Basic net income per share:
Income per share from continuing operations	$1.72	$0.74	$2.98	$1.58
Loss per share from discontinued operations, net of income taxes	$(0.01)	$—	$(0.03)	$—
Net income per share	$1.71	$0.74	$2.96	$1.58

Diluted net income per share:
Income per share from continuing operations	$1.70	$0.73	$2.95	$1.57
Loss per share from discontinued operations, net of income taxes	$(0.01)	$—	$(0.03)	$—
Net income per share	$1.69	$0.73	$2.93	$1.57

Shares used in computation:
Basic	24,496	24,137	24,422	24,066
Diluted	24,757	24,362	24,700	24,299

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended		Six Months Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016

Net income	$41,845	$17,781	$72,253	$38,067
Other comprehensive income (loss): (1)
Translation adjustment, net of taxes (2)	1,417	13,568	(4,078)	5,062
Net gain (loss) on derivative instruments, net of taxes (3)	—	2	—	(28)
Changes in unrealized gains (losses) on available-for-sale securities, net of taxes (4)	—	2,325	(3,334)	2,463
Defined benefit pension plans, net of taxes (5)	158	—	534	—
Other comprehensive loss, net of tax	1,575	15,895	(6,878)	7,497
Comprehensive income	$43,420	$33,676	$65,375	$45,564

(1)	Reclassification adjustments were not significant during the three and six months ended April 1, 2017 and April 2, 2016.

(2)
Tax expenses (benefits) of $0 and $(326) were provided on translation adjustments during the three and six months ended April 1, 2017, respectively.  Tax expenses of $465 and $119 were provided on translation adjustments during the three and six months ended April 2, 2016, respectively.

(3)	Tax expenses (benefits) of $1 and $(17) were provided on net gain (loss) on derivative instruments during the three and six months ended and April 2, 2016, respectively.

(4)
Tax expenses (benefits) of $0 and $(1,878) were provided on changes in unrealized gains (losses) on available-for-sale securities for the three and six months ended April 1, 2017, respectively. Tax expenses of $1,357 and $1,437 were provided on changes in unrealized gains (losses) on available-for-sale securities for the three and six months ended and April 2, 2016, respectively.

(5)	Tax expenses (benefits) of $0 and $21 were provided on changes in defined benefit pension plans for the three and six months ended April 1, 2017, respectively.

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except par value)

	April 1, 2017	October 1, 2016
ASSETS
Current assets:
Cash and cash equivalents	$432,980	$354,347
Restricted cash	1,284	—
Short-term investments	125	45,606
Accounts receivable—net of allowances of $6,860 and $2,420, respectively	252,542	165,715
Inventories	388,242	212,898
Prepaid expenses and other assets	73,802	37,073
Assets held-for-sale	65,963	—
Total current assets	1,214,938	815,639
Property and equipment, net	256,024	127,443
Goodwill	360,576	101,458
Intangible assets, net	206,506	13,874
Non-current restricted cash	11,786	—
Other assets	125,510	102,734
Total assets	$2,175,340	$1,161,148

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current-portion of long-term obligations	$5,161	$20,000
Accounts payable	73,512	45,182
Income taxes payable	60,609	19,870
Other current liabilities	231,004	116,442
Total current liabilities	370,286	201,494
Long-term obligations	660,105	—
Other long-term liabilities	168,686	48,826
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, Authorized—500,000 shares, par value $.01 per share:
Outstanding—24,578 shares and 24,324 shares, respectively	244	242
Additional paid-in capital	151,356	151,298
Accumulated other comprehensive loss	(12,178)	(5,300)
Retained earnings	836,841	764,588
Total stockholders’ equity	976,263	910,828
Total liabilities and stockholders’ equity	$2,175,340	$1,161,148

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended
	April 1, 2017	April 2, 2016
Cash flows from operating activities:
Net income	$72,253	$38,067
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,958	12,883
Amortization of intangible assets	28,851	4,169
Gain on business combination	(5,416)	—
Deferred income taxes	(5,620)	(5,653)
Amortization of debt issuance cost	1,707	—
Stock-based compensation	12,186	9,132
Non-cash restructuring charges	4,313	—
Other non-cash (income) expenses	567	(12)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(2,798)	(5,333)
Inventories	4,962	(21,063)
Prepaid expenses and other assets	(3,634)	(4,857)
Other long-term assets	(2,292)	1,984
Accounts payable	8,672	7,516
Income taxes payable/receivable	12,854	5,979
Other current liabilities	47,046	3,821
Other long-term liabilities	2,051	(1,079)
Cash flows from discontinued operations	(1,301)	—
Net cash provided by operating activities	194,359	45,554

Cash flows from investing activities:
Purchases of property and equipment	(29,543)	(16,256)
Proceeds from dispositions of property and equipment	144	180
Purchases of available-for-sale securities	—	(84,629)
Proceeds from sales and maturities of available-for-sale securities	25,108	79,470
Acquisition of businesses, net of cash acquired	(740,481)	—
Cash flows from discontinued operations	(316)	—
Net cash used in investing activities	(745,088)	(21,235)

Cash flows from financing activities:
Short-term borrowings	6,930	34,792
Repayments of short-term borrowings	(28,700)	(29,792)
Proceeds from long-term borrowings	740,685	—
Repayments of long-term borrowings	(36,349)	—
Cash paid to subsidiaries' minority shareholders	(816)	—
Issuance of common stock under employee stock option and purchase plans	3,866	3,686
Net settlement of restricted common stock	(15,675)	(5,344)
Debt issuance costs	(25,892)	(2,137)
Net cash provided by financing activities	644,049	1,205
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,617)	1,045
Net increase in cash, cash equivalents and restricted cash	91,703	26,569
Cash, cash equivalents and restricted cash, beginning of period	354,347	130,607
Cash, cash equivalents and restricted cash, end of period	$446,050	$157,176

Noncash investing and financing activities:
Unpaid property and equipment purchases	$2,722	$3,800
Use of previously owned equity shares in acquisition	$20,685	$—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows.

	April 1, 2017	April 2, 2016
Cash and cash equivalents	$432,980	$157,176
Restricted cash, current	1,284	—
Restricted cash, non-current	11,786	—
Total Cash, Cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$446,050	$157,176
See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements and notes thereto should be read in conjunction with the condensed consolidated financial statements and notes thereto filed by Coherent, Inc. on Form 10-K for the fiscal year ended October 1, 2016. In the opinion of management, all adjustments necessary for a fair presentation of financial condition and results of operation as of and for the periods presented have been made and include only normal recurring adjustments. Interim results of operations are not necessarily indicative of results to be expected for the year or any other interim periods. Our fiscal year ends on the Saturday closest to September 30 and our second fiscal quarters include 13 weeks of operations in each fiscal year presented. Fiscal year 2017 and 2016 both include 52 weeks.

The consolidated financial statements include the accounts of Coherent, Inc. and its direct and indirect subsidiaries (collectively, the "Company", "we", "our", "us" or "Coherent"). Intercompany balances and transactions have been eliminated.

On November 7, 2016, we acquired Rofin-Sinar Technologies, Inc. and its direct and indirect subsidiaries ("Rofin"). The significant accounting policies of Rofin have been aligned to conform to those of Coherent, and the consolidated financial statements include the results of Rofin as of the acquisition date.

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

As a result of the acquisition of Rofin in the first quarter of fiscal 2017, we reorganized our prior two reporting segments (Specialty Laser Systems and Commercial Lasers and Components) into two new reporting segments for the combined company based upon the organizational structure of the combined company and how the chief operating decision maker ("CODM") receives and utilizes information provided to allocate resources and make decisions: OEM Laser Sources (“OLS”) and Industrial Lasers & Systems (“ILS”). Accordingly, our segment information was restated retroactively in the first quarter of fiscal 2017. Rofin's operating results have primarily been included in our Industrial Lasers & Systems segment.

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

In April 2015, the FASB issued amended guidance that simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amended guidance. The new standard became effective for our fiscal year beginning October 2, 2016. We elected to early adopt the standard in the second quarter of fiscal 2016 and had recorded debt issuance costs of $5.2 million in other assets for the debt commitment we entered into in the second quarter of fiscal 2016 because the debt was not outstanding as of October 1, 2016. The debt issuance costs related to the term loan facility were reclassified to debt in the first quarter of fiscal 2017 when we drew down the debt.

Recently Issued Accounting Pronouncements

In January 2017, the FASB issued amended guidance that simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the existing guidance, when computing the implied fair value of goodwill under Step 2, an entity is required to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under the amendments in this update, an entity should simply perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. The new standard will become effective for our fiscal year beginning October 2, 2021. We are currently assessing the impact of this amended guidance and the timing of adoption.

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

Our preliminary allocation of the purchase price is as follows (in thousands):

Cash, cash equivalents and short-term investments	$163,425
Accounts receivable	90,877
Inventory	191,159
Prepaid expenses and other assets	20,473
Assets held-for-sale, current	63,666
Property and equipment	126,507
Other assets	28,556
Intangible assets:
Existing technology	169,029
In-process research and development	6,000
Backlog	5,600
Customer relationships	39,209
Trademarks	5,699
Patents	300
Goodwill	265,609
Current portion of long-term obligations	(3,633)
Current liabilities held for sale	(7,186)
Accounts payable	(21,603)
Other current liabilities	(70,193)
Long-term debt	(11,641)
Other long-term liabilities	(125,539)
Total	$936,314
The fair value write-up of acquired finished goods and work-in-process inventory was $26.8 million, which will be amortized over the expected period during which the acquired inventory is sold, or 6 months. Accordingly, for the three and six months ended April 1, 2017, we recorded $13.0 million and $21.9 million, respectively, of incremental cost of sales associated with the fair value write-up of inventory acquired in the merger with Rofin.

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

In-process research and development (“IPR&D”) consists of two projects that have not yet reached technological feasibility. Acquired IPR&D assets are initially recognized at fair value and are classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. The value assigned to IPR&D was determined by considering the value of the products under development to the overall development plan, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. During the development period, these assets will not be amortized as charges to earnings; instead these assets will be subject to periodic impairment testing. Upon successful completion of the development process for the acquired IPR&D projects, the assets would then be considered finite-lived intangible assets and amortization of the assets will commence. The projects have not been completed as of April 1, 2017.

We expensed $2.9 million and $17.2 million of acquisition-related costs as selling, general and administrative expenses in our consolidated statements of operations in the three and six months ended April 1, 2017, respectively.

The results of this acquisition were included in our consolidated operations beginning on November 7, 2016. The amount of continuing Rofin net sales and net loss from continuing operations included in our condensed consolidated statements of operations for the three months ended April 1, 2017 was approximately $110.7 million and $17.9 million, respectively. The amount of continuing Rofin net sales and net loss from continuing operations included in our condensed consolidated statements of operations for the six months ended April 1, 2017 was approximately $185.1 million and $29.9 million, respectively.

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

	Three Months Ended		Six Months Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Total net sales	$432,998	$308,898	$822,814	$609,337
Net income (loss)	$55,519	$(6,511)	$94,702	$(38,558)
Net income (loss) per share:
Basic	$2.27	$(0.27)	$3.88	$(1.60)
Diluted	$2.24	$(0.27)	$3.83	$(1.59)
The unaudited pro forma financial information above includes the net income of Rofin’s low power CO2 laser business based in Hull, United Kingdom, which is recorded as a discontinued operation in the three and six months ended April 1, 2017.

The unaudited pro forma financial information above reflects the following material adjustments:

•	Incremental amortization and depreciation expense related to the estimated fair value of identifiable intangible assets and property, plant and equipment from the purchase price allocation.

•
The exclusion of amortization of inventory step-up to its estimated fair value from the three and six months ended April 1, 2017 and the addition of the amortization to the three and six months ended April 2, 2016.

•
The exclusion of revenue adjustments as a result of the reduction in customer deposits and deferred revenue related to its estimated fair value from the three and six months ended April 1, 2017 and the addition of these adjustments to the three and six months ended April 2, 2016.

•	Incremental interest expense and amortization of debt issuance costs related to our Euro Term Loan and Revolving Credit Agreement.

•
The exclusion of acquisition costs incurred by both Coherent and Rofin from the three and six months ended April 1, 2017 and the addition of these costs to the three and six months ended April 2, 2016.

•
The exclusion of a stock-based compensation charge related to the acceleration of Rofin options from the six months ended April 1, 2017 and the addition of this charge to the six months ended April 2, 2016.

•	The exclusion of a gain on business combination for our previously owned shares of Rofin from the six months ended April 1, 2017 and the addition of this gain to the six months ended April 2, 2016.

•
The exclusion of a foreign exchange gain on forward contracts related to our debt commitment and debt issuance from the six months ended April 1, 2017 and the addition of this gain to the six months ended April 2, 2016.

•	The estimated tax impact of the above adjustments.

4.     FAIR VALUES

We have not changed our valuation techniques in measuring the fair value of any financial assets and liabilities during the period. We recognize transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers between levels during the periods presented. As of April 1, 2017 and October 1, 2016, we did not have any assets or liabilities valued based on Level 3 valuations.

Financial assets and liabilities measured at fair value as of April 1, 2017 and October 1, 2016 are summarized below (in thousands):

	Aggregate Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Aggregate Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	April 1, 2017			October 1, 2016
		(Level 1)	(Level 2)		(Level 1)	(Level 2)
Assets:
Cash equivalents:
Money market fund deposits	$63,258	$63,258	$—	$237,142	$237,142	$—
Short-term investments:
U.S. Treasury and agency obligations (2)	125	—	125	125	—	125
Commercial paper (2)	—	—	—	24,999	—	24,999
Equity securities (1)	—	—	—	20,482	20,482	—
Prepaid and other assets:
Foreign currency contracts (3)	790	—	790	889	—	889
Mutual funds — Deferred comp and supplemental plan (4)	14,953	14,953	—	14,399	14,399	—
Total	$79,126	$78,211	$915	$298,036	$272,023	$26,013

Liabilities:
Other current liabilities:
Foreign currency contracts (3)	(787)	—	(787)	(3,100)	—	(3,100)
Total	$78,339	$78,211	$128	$294,936	$272,023	$22,913

 ___________________________________________________

(1)	Valuations are based upon quoted market prices.

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

(3)
The principal market in which we execute our foreign currency contracts is the institutional market in an over-the-counter environment with a relatively high level of price transparency. The market participants usually are large commercial banks. Our foreign currency contracts’ valuation inputs are based on quoted prices and quoted pricing intervals from public data sources and do not involve management judgment. At April 1, 2017, prepaid expenses and other assets include $790 non-designated forward contracts; other current liabilities include $787 non-designated forward contracts. At October 1, 2016, prepaid expenses and other assets include $889 non-designated forward contracts; other current liabilities include $3,100 non-designated forward contracts. See Note 6, "Derivative Instruments and Hedging Activities".

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

Gains and losses on securities sold are determined based on the specific identification method and are included in other income (expense).

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	April 1, 2017
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$432,980	$—	$—	$432,980

Short-term investments:
Available-for-sale securities:
U.S. Treasury and agency obligations	$125	$—	$—	$125
Total short-term investments	$125	$—	$—	$125

	October 1, 2016
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$354,347	$—	$—	$354,347

Short-term investments:
Available-for-sale securities:
Commercial paper	$24,999	$—	$—	$24,999
U.S. Treasury and agency obligations	125	—	—	125
Equity Securities	15,269	5,213	—	20,482
Total short-term investments	$40,393	$5,213	$—	$45,606

None of the unrealized losses as of April 1, 2017 or October 1, 2016 were considered to be other-than-temporary impairments.

The amortized cost and estimated fair value of available-for-sale investments in debt securities as of April 1, 2017 and October 1, 2016 classified as short-term investments on our condensed consolidated balance sheet were as follows (in thousands):

	April 1, 2017		October 1, 2016
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Investments in available-for-sale debt securities due in less than one year	$125	$125	$25,124	$25,124

During the three and six months ended April 1, 2017, we received proceeds totaling $0.0 million and $0.1 million, respectively from the sale of available-for-sale securities and realized no gross gains or losses. During the three and six months ended April 2, 2016, we received proceeds totaling $13.5 million and $28.6 million, respectively, from the sale of available-for-sale securities and realized gross gains of less than $0.1 million and $0.1 million, respectively.

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

Non-Designated Derivatives

The outstanding notional contract and fair value asset (liability) amounts of non-designated hedge contracts, with maximum maturity of four months, are as follows (in thousands):

	U.S. Notional Contract Value		U.S. Fair Value
	April 1, 2017	October 1, 2016	April 1, 2017	October 1, 2016
Euro currency hedge contracts
Purchase	$102,403	$91,108	$778	$162
Sell	$—	$(750,454)	$—	$(2,234)

Japanese Yen currency hedge contracts
Purchase	$—	$—	$—	$—
Sell	$(15,600)	$(36,450)	$(72)	$(343)

South Korean Won currency hedge contracts
Purchase	$15,744	$31,248	$(380)	$413
Sell	$(36,018)	$(37,929)	$(310)	$(152)

Chinese RMB currency hedge contracts
Purchase	$518	$—	$3	$—
Sell	$(9,211)	$(25,237)	$(12)	$(91)

Other foreign currency hedge contracts
Purchase	$5,008	$6,033	$9	$(4)
Sell	$(2,068)	$(1,775)	$(13)	$38

The fair value of our derivative instruments is included in prepaid expenses and other assets and in other current liabilities in our Condensed Consolidated Balance Sheets (See Note 4).

During the three and six months ended April 1, 2017, we recognized a loss of $0.1 million and a gain of $9.4 million, respectively, in other income (expense) for derivative instruments not designated as hedging instruments. During the three and six months ended April 2, 2016, we recognized a loss of $0.2 million and a loss of $2.5 million, respectively, in other income (expense) for derivative instruments not designated as hedging instruments.

Designated Derivatives

Cash flow hedges related to anticipated transactions are designated and documented at the inception of the hedge when we enter into contracts for specific future transactions. Cash flow hedges are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of OCI in stockholder's equity and is reclassified into earnings when the underlying transaction affects earnings. We had no cash flow hedges outstanding at April 1, 2017 or October 1, 2016. Changes in the fair value of currency forward contracts due to changes in time value are excluded from the assessment of effectiveness and recognized in other income (expense) as incurred. We classify the cash flows from the foreign exchange forward contracts that are accounted for as cash flow hedges in the same section as the underlying item, primarily within cash flows from operating activities since we do not designate our cash flow hedges as investing or financing activities.

During the three and six months ended April 2, 2016, we recorded losses in OCI and in other income (expense) related to the accounting for derivatives designated as cash flow hedges. These losses were not material. During the three and six months ended April 1, 2017, we did not have any activities related to designated cash flow hedges.

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

7.    GOODWILL AND INTANGIBLE ASSETS

During the six months ended April 1, 2017, we noted no indications of impairment or triggering events to cause us to review goodwill for potential impairment. We will conduct our annual goodwill testing during the fourth fiscal quarter.

The changes in the carrying amount of goodwill by segment for the period from October 1, 2016 to April 1, 2017 are as follows (in thousands):

	OEM Laser Sources	Industrial Lasers & Systems	Total
Balance as of October 1, 2016	$97,015	$4,443	$101,458
Additions (see Note 3)	1,421	264,188	265,609
Translation adjustments and other	(3,156)	(3,335)	(6,491)
Balance as of April 1, 2017	$95,280	$265,296	$360,576

Components of our amortizable intangible assets are as follows (in thousands):

	April 1, 2017			October 1, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Existing technology	$193,707	$(38,000)	$155,707	$70,664	$(61,133)	$9,531
Patents	308	(22)	286	—	—	—
Customer relationships	47,743	(8,902)	38,841	15,968	(11,658)	4,310
Trade Name	5,682	(826)	4,856	384	(351)	33
Order backlog	5,493	(4,564)	929	—	—	—
In-process research & development	5,887	—	5,887	—	—	—
Total	$258,820	$(52,314)	$206,506	$87,016	$(73,142)	$13,874

For accounting purposes, when an intangible asset is fully amortized, it is removed from the disclosure schedule.

Amortization expense for intangible assets for the six months ended April 1, 2017 and April 2, 2016 was $28.9 million and $4.2 million, respectively. The change in the accumulated amortization also includes $1.0 million and $0.1 million of foreign exchange impact for the six months ended April 1, 2017 and April 2, 2016, respectively.

At April 1, 2017, estimated amortization expense for the remainder of fiscal 2017, the next five succeeding fiscal years and all fiscal years thereafter are as follows (in thousands):

Estimated Amortization Expense
2017 (remainder)	$29,362
2018	52,957
2019	49,867
2020	43,158
2021	12,943
2022	3,196
Thereafter	15,023
Total (including IPR&D)	$206,506

8.     BALANCE SHEET DETAILS

Inventories consist of the following (in thousands):

	April 1, 2017	October 1, 2016
Purchased parts and assemblies	$116,085	$56,824
Work-in-process	134,241	88,391
Finished goods	137,916	67,683
Total inventories	$388,242	$212,898

Prepaid expenses and other assets consist of the following (in thousands):

	April 1, 2017	October 1, 2016
Prepaid and refundable income taxes	$34,633	$12,415
Other taxes receivable	12,808	10,538
Prepaid expenses and other assets	26,361	14,120
Total prepaid expenses and other assets	$73,802	$37,073

Other assets consist of the following (in thousands):

	April 1, 2017	October 1, 2016
Assets related to deferred compensation arrangements	$28,552	$26,356
Deferred tax assets	82,725	67,157
Other assets	14,233	9,221
Total other assets	$125,510	$102,734

Other current liabilities consist of the following (in thousands):

	April 1, 2017	October 1, 2016
Accrued payroll and benefits	$61,354	$47,506
Deferred revenue	77,791	33,034
Warranty reserve	30,786	15,949
Accrued expenses and other	32,068	18,356
Current liabilities held for sale	7,454	—
Customer deposits	21,551	1,597
Total other current liabilities	$231,004	$116,442

Components of the reserve for warranty costs during the first six months of fiscal 2017 and 2016 were as follows (in thousands):

	Six Months Ended
	April 1, 2017	April 2, 2016
Beginning balance	$15,949	$15,308
Additions related to current period sales	16,135	10,412
Warranty costs incurred in the current period	(15,105)	(10,693)
Accruals resulting from acquisitions	14,314	—
Adjustments to accruals related to foreign exchange and other	(507)	(55)
Ending balance	$30,786	$14,972

Other long-term liabilities consist of the following (in thousands):

	April 1, 2017	October 1, 2016
Long-term taxes payable	$27,433	$2,951
Deferred compensation	30,579	28,313
Deferred tax liabilities	59,360	1,468
Deferred revenue	3,990	4,069
Asset retirement obligations liability	4,884	2,796
Defined benefit plan liabilities	40,023	8,123
Other long-term liabilities	2,417	1,106
Total other long-term liabilities	$168,686	$48,826

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

On March 31, 2017, we made a voluntary principal payment of 30.0 million Euros on the Euro Term Loan. As of April 1, 2017, the outstanding principal amount of the Euro Term Loan was 636.7 million Euros. As of April 1, 2017, the outstanding principal amount of the Revolving Credit Facility was 10.0 million Euro.

Loans under the Credit Agreement bear interest, at the Borrower’s option, at a rate equal to either (i)(x) in the case of calculations with respect to U.S. Dollars or certain other alternative currencies, the London interbank offered rate (the “LIBOR”) or (y) in the case of calculations with respect to the Euro, the euro interbank offered rate ("EURIBOR" and, together with LIBOR, the "Eurocurrency Rate") or (ii) a base rate (the “Base Rate”) equal to the highest of (x) the federal funds rate, plus 0.50%, (y) the prime rate then in effect and (z) the Eurocurrency Rate for loans denominated in U.S. dollars applicable to a one-month interest period, plus 1.0%, in each case, plus an applicable margin. The applicable margin for Euro Term Loan borrowed as Eurocurrency Rate loans, is 3.50% initially, and following the first anniversary of the Closing Date ranges from 3.50% to 3.00% depending on the consolidated total gross leverage ratio at the time of determination. For Euro Term Loan borrowed as Base Rate Loans, the applicable margin initially is 2.50%, and following the first anniversary of the Closing Date ranges from 2.50% to 2.00% depending upon the consolidated total gross leverage ratio at the time of determination. The applicable margin for revolving loans borrowed as Eurocurrency Rate Loans, ranges from 4.25% to 3.75%, and for revolving loans borrowed as Base Rate Loans, ranges from 3.25% to 2.75%, in each case, based on the consolidated total gross leverage ratio at the time of determination. Interest on Base Rate Loans is payable quarterly in arrears. Interest on Eurocurrency Rate Loans is payable at the end of the applicable interest period (or at three month intervals if the interest period exceeds three months). Interest periods for Eurocurrency Rate loans may be, at the Borrower’s option, one, two, three or six months.

Refer Note 19 "Subsequent Events" for discussion of Amendment No. 1 and Waiver to the Credit Agreement entered into on May 8, 2017.

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

The Credit Agreement contains customary affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations, and negative covenants, including covenants limiting the ability of us and our subsidiaries to, among other things, incur debt, grant liens, make investments, make certain restricted payments, transact with affiliates, and sell assets. The Credit Agreement also requires us and our subsidiaries to maintain a senior secured net leverage ratio as of the last day of each fiscal quarter of less of than or equal to 3.50 to 1.00. The Credit Agreement contains customary events of default that include, among other things, payment defaults, cross defaults with certain other indebtedness, violation of covenants, inaccuracy of representations and warranties in any material respect, change in control of us and the Borrower, judgment defaults, and bankruptcy and insolvency events. If an event of default exists, the lenders may require the immediate payment of all Obligations, as defined in the Credit Agreement, and may exercise certain other rights and remedies provided for under the Credit Agreement, the other loan documents and applicable law. The acceleration of such obligations is automatic upon the occurrence of a bankruptcy and insolvency event of default. We were in compliance with all covenants at April 1, 2017.

We incurred $28.5 million of debt issuance costs related to the Euro Term Loan, which are included in short-term borrowings and current portion of long-term obligations and long-term obligations in the condensed consolidated balance sheets and will be amortized to interest expense over the seven year life of the Euro Term Loan using the effective interest method. We incurred $2.3 million of debt issuance costs in connection with the Revolving Credit Facility which were capitalized and included in prepaid expenses and other assets and other assets in the condensed consolidated balance sheets and will be amortized to interest expense using the straight-line method over the contractual term of five years of the Revolving Credit Facility.

For the three and six months ended April 1, 2017, we recognized interest expense of $7.6 million and $12.2 million,

respectively, in relation to the Euro Term Loan and $1.1 million and $1.7 million, respectively, amortization of debt issuance costs.

Additional sources of cash available to us were international currency lines of credit and bank credit facilities totaling $30.9 million as of April 1, 2017, of which $24.8 million was unused and available. These unsecured international credit facilities were used in Europe and Japan during the first six months of fiscal 2017. As of April 1, 2017, we had utilized $6.1 million of the international credit facilities as guarantees in Europe.

Short-term borrowings and current portion of long-term obligations consist of the following (in thousands):

	April 1, 2017	October 1, 2016
Current portion of Euro Term Loan (1)	$3,457	$—
1.3% Term loan due 2024	1,335	—
1.0% State of Connecticut term loan due 2023	369	—
Line of credit borrowings	—	20,000
Total short-term borrowings and current portion of long-term obligations	$5,161	$20,000
(1) Net of debt issuance costs of $3.7 million.

Long-term obligations consist of the following (in thousands):

	April 1, 2017	October 1, 2016
Euro Term Loan due 2024 (1)	$649,461	$—
1.3% Term loan due 2024	8,678	—
1.0% State of Connecticut term loan due 2023	1,966	—
Total long-term obligations	$660,105	$—
(1) Net of debt issuance costs of $23.4 million.

Contractual maturities of our debt obligations as of April 1, 2017 are as follows (in thousands):

Amount
2017 (remainder)	$4,460
2018	8,862
2019	8,866
2020	8,870
2021	8,874
2022	8,877
Thereafter	643,545
Total	$692,354

10.  STOCK-BASED COMPENSATION

Fair Value of Stock Compensation

We recognize compensation expense for all share based payment awards based on the fair value of such awards. The expense is recognized on a straight-line basis over the respective requisite service period of the awards.

Determining Fair Value

The fair values of shares purchased under the Employee Stock Purchase Plan (“ESPP”) for the three and six months ended April 1, 2017 and April 2, 2016, respectively, were estimated using the following weighted-average assumptions:

	Employee Stock Purchase Plan
	Three Months Ended		Six Months Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Expected life in years	0.5	0.5	0.5	0.5
Expected volatility	25.2%	26%	28.5%	27.4%
Risk-free interest rate	0.50%	0.30%	0.48%	0.20%
Expected dividend yield	—%	—%	—%	—%
Weighted average fair value per share	$22.64	$12.50	$23.01	$12.89

There were no stock options granted during the three and six months ended April 1, 2017 and April 2, 2016.

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

	Six Months Ended
	April 1, 2017	April 2, 2016
Risk-free interest rate	1.3%	1.2%
Volatility	31.0%	27.0%
Weighted average fair value	$163.17	$74.48

We recognize the estimated cost of these awards, as determined under the simulation model, over the related service period of approximately 3 years, with no adjustment in future periods based upon the actual shareholder return over the performance period.

Stock Compensation Expense

The following table shows total stock-based compensation expense and related tax benefits included in the condensed consolidated statements of operations for the three and six months ended April 1, 2017 and April 2, 2016 (in thousands):

	Three Months Ended		Six Months Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Cost of sales	$778	$594	$1,738	$1,199
Research and development	597	610	1,650	1,036
Selling, general and administrative	5,308	4,183	12,950	6,897
Income tax benefit	(1,815)	(1,511)	(3,304)	(1,862)
	$4,868	$3,876	$13,034	$7,270

As a result of our acquisition of Rofin on November 7, 2016, we made a payment of $15.3 million due to the cancellation of options held by employees of Rofin. The payment was allocated between total estimated merger consideration of $11.1 million and post-merger stock-based compensation expense of $4.2 million, recorded in the six months ended April 1, 2017, based on the portion of the total service period of the underlying options that have not been completed by the merger date.

During the three and six months ended April 1, 2017, $0.9 million and $1.7 million, respectively, was capitalized into inventory for all stock plans, $0.8 million and $1.5 million, respectively, was amortized to cost of sales and $1.0 million remained in inventory at April 1, 2017. During the three and six months ended April 2, 2016, $0.7 million and $1.3 million, respectively, was capitalized into inventory for all stock plans, $0.6 million and $1.2 million, respectively, was amortized to cost of sales and $0.8 million remained in inventory at April 2, 2016.

At April 1, 2017, the total compensation cost related to unvested stock-based awards granted to employees under our stock plans but not yet recognized was approximately $43.0 million, net of estimated forfeitures of $1.3 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 1.7 years and will be adjusted for subsequent changes in estimated forfeitures.

At April 1, 2017, total compensation cost related to options to purchase common shares under the ESPP but not yet vested was approximately $0.2 million, which will be recognized over the six month offering period.

Stock Awards Activity

The following table summarizes the activity of our time-based and performance restricted stock units for the first six months of fiscal 2017 (in thousands, except per share amounts):

	Time Based Restricted Stock Units		Performance Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested stock at October 1, 2016	459	$66.47	169	$74.10
Granted	184	130.49	115	163.17
Vested (1)	(228)	66.01	(104)	77.10
Forfeited	(11)	72.34	(4)	70.57
Nonvested stock at April 1, 2017	404	$118.00	176	$105.34

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

The following table presents information necessary to calculate basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Weighted average shares outstanding —basic	24,496	24,137	24,422	24,066
Dilutive effect of employee stock awards	261	225	278	233
Weighted average shares outstanding—diluted	24,757	24,362	24,700	24,299

Net income from continuing operations	$42,188	$17,781	72,886	$38,067
Loss from discontinued operations, net of income taxes	(343)	—	(633)	—
Net income	$41,845	$17,781	$72,253	$38,067

A total of 0 and 7,078 potentially dilutive securities have been excluded from the diluted share calculation for the three months ended April 1, 2017 and April 2, 2016, respectively, as their effect was anti-dilutive.

A total of 2,042 and 9,451 potentially dilutive securities have been excluded from the diluted share calculation for the six months ended April 1, 2017 and April 2, 2016, respectively, as their effect was anti-dilutive.

13.  OTHER INCOME (EXPENSE)

Other income (expense) is as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Foreign exchange gain (loss)	$(2,732)	$(198)	$10,367	$(1,520)
Gain (loss) on deferred compensation investments, net	1,747	(1,877)	1,695	(1,002)
Other	(407)	62	(461)	62
Other - net	$(1,392)	$(2,013)	$11,601	$(2,460)

14.  INCOME TAXES

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to us and our subsidiaries, adjusted for items which are considered discrete to the period. Our effective tax rates for the three and six months ended April 1, 2017 were 30.7% and 32.6%, respectively. Our effective tax rates for three and six months ended April 1, 2017 were lower than the statutory rate of 35% primarily due to differences related to the benefit of income subject to foreign tax rates that are lower than U.S. tax rates including the Singapore tax exemption, the benefit of foreign tax credits and the benefit of federal research and development tax credits. These amounts are partially offset by Rofin transaction costs not deductible for tax purposes, tax costs of Rofin restructuring, ASC 740-10 (formerly FIN48) tax liabilities for transfer pricing, stock-based compensation not deductible for tax purposes and limitations on the deductibility of compensation under IRC Section 162(m).

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

We had U.S. federal deferred tax assets related to research and development credits, foreign tax credits and other tax attributes that can be used to offset federal taxable income in future periods. These credit carryforwards will expire if they are not used within certain time periods. As of April 1, 2017, management determined that there is sufficient positive evidence to conclude that it is more likely than not sufficient taxable income will exist in the future allowing us to recognize these deferred tax assets. It is possible that some or all these attributes could ultimately expire unused. If facts and circumstances change in the future, management may determine at that time a valuation allowance is necessary. A valuation allowance would materially increase our tax expense in the period applied and would adversely affect our results of operations and statement of financial condition. Changes in our underlying facts or circumstances, such as the impact of the Rofin acquisition, will be continually assessed and we will re-evaluate its position accordingly.

We are subject to taxation and file income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. For U.S. federal income tax purposes, all years prior to 2011 are closed. We agreed to extend the statutes of limitations for its fiscal 2011 and 2012 U.S. federal tax returns to June 30, 2018 due to an ongoing Advanced Pricing Agreement (“APA”) between the U.S. and South Korea. The rollback period of this APA may be resolved by the tax authorities in South Korea and the U.S. through a Mutual Agreement Procedure (“MAP”). In March 2016, the Internal Revenue Service (IRS) issued an audit notice and Information Documentation Requests (IDRs) for fiscal 2013. The audit is currently in progress and the statute of limitation was extended to June 30, 2018. In our major foreign jurisdictions and our major state jurisdictions, the years prior to 2011 and 2012, respectively, are closed to examination. Earlier years in our various jurisdictions may remain open for adjustment to the extent that we have tax attribute carryforwards from those years. In July 2015 and March 2016, Coherent Kaiserslautern GmbH (formerly Lumera Laser GmbH) received tax audit notices for the fiscal years 2010 to 2014. The audit began in August 2015. We acquired the shares of Lumera Laser GmbH in December 2012 and, pursuant to the terms of the acquisition agreement, we should not have responsibility for any assessments related to the pre-acquisition period. In June, 2016, Coherent Holding GmbH and Coherent Deutschland GmbH each received a tax audit notice for the fiscal years 2011 to 2014. The audit began August 2016. Coherent GmbH, Coherent LaserSystems GmbH & Co. KG and Coherent Germany GmbH received audit notices for the period that they were in existence during the fiscal years 2011 through 2014. The audit work began in January 2017.

We regularly engage in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions and management believes that it has adequately provided reserves for any adjustments that may result from tax examinations.

The following table summarizes the activity related to the Company's gross unrecognized tax benefits for the six months ended April 1, 2017 (amounts in thousands):

Six Months Ended
April 1, 2017
Balance as of the beginning of the year	$20,442
Increase related to acquisitions	22,693
Tax positions related to current year:
Additions	815
Reductions	—
Tax positions related to prior year:
Additions	3,018
Reductions	—
Settlements	—
Lapses in statutes of limitations	—
Foreign currency revaluation adjustment	(594)
Balance as of end of period	$46,374

As of April 1, 2017, the total amount of gross interest and penalties accrued was approximately $1.8 million, mostly due to the Rofin acquisition, and it is classified as long-term taxes payable in the consolidated balance sheet.

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

Components of net periodic cost were as follows for the three and six months ended April 1, 2017 and April 2, 2016:

	Three Months Ended		Six Months Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Service cost	$458	$148	$843	$291
Interest cost	262	21	450	35
Expected return on plan assets	(184)	—	(306)	—
Amortization of prior service cost	19	—	31	—
Amortization of prior net (gain) loss	139	—	231	—
Recognized net actuarial loss	228	166	458	288
Net periodic pension cost	$922	$335	$1,707	$614

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

The following table provides net sales and income from continuing operations for our operating segments and a reconciliation of our total income from continuing operations to income from continuing operations before income taxes (in thousands):

	Three Months Ended			Six Months Ended
	April 1, 2017		April 2, 2016	April 1, 2017	April 2, 2016
Net sales:
OEM Laser Sources	$277,144		$167,042	$515,880	$325,872
Industrial Lasers & Systems	145,689		32,840	253,026	64,285
Total net sales	$422,833		$199,882	$768,906	$390,157

Income (loss) from continuing operations:
OEM Laser Sources	$102,870		$42,743	$186,460	83,663
Industrial Lasers & Systems	(11,571)	1,825	(3,524)	(28,079)	(6,834)
Corporate and other	(20,210)		(13,215)	(45,092)	(23,542)
Total income from continuing operations	71,089		26,004	113,289	53,287
Total other income (expense), net	(10,255)		(1,780)	(5,083)	(2,002)
Income from continuing operations before income taxes	$60,834		$24,224	$108,206	$51,285

Major Customers

We had one customer during the three and six months ended April 1, 2017 that accounted for 23.8% and 23.4%, respectively, of net sales. The same customer accounted for 10.2% of net sales for the six months ended April 2, 2016. We had another customer during the three and six months ended April 2, 2016 that accounted for 17.3% and 17.5%, respectively, of net sales. The customers purchased primarily from our OLS segment.

We had one customer that accounted for 18.0% and 18.0%, respectively, of accounts receivable at April 1, 2017 and October 1, 2016. We had another customer that accounted for 18.7% of accounts receivable at October 1, 2016. The customers purchased primarily from our OLS segment.

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
The following table presents our current liability as accrued on our balance sheets for restructuring charges. The table sets forth an analysis of the components of the restructuring charges and payments and other deductions made against the accrual for the first six months of fiscal 2017 (in thousands):

	Severance Related	Asset Write Offs	Other	Total
Balances, October 1, 2016	$—	$—	—	$—
Provision	2,703	4,359	—	7,062
Payments and other	(344)	(4,359)	—	(4,703)
Balances, December 31, 2016	2,359	—	—	2,359
Provision	319	(45)	283	557
Payments and other	(892)	45	(104)	(951)
Balances, April 1, 2017	$1,786	$—	$179	$1,965

The current year severance related costs are primarily comprised of severance pay for employees being terminated due to the transition of activities out of Rofin. At April 1, 2017, $2.0 million of accrued restructuring costs were included in other current liabilities. By segment, $0.3 million and $7.1 million of restructuring costs were incurred in the ILS segment and $0.3 million and $0.5 million were incurred in the OLS segment in the three and six months ended April, 2017, respectively. Restructuring charges are recorded in cost of sales, research and development and selling, general and administrative expenses in our condensed consolidated statements of operations.

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

The results of discontinued operations for the three and six months ended April 1, 2017 are as follows (in thousands):

	Three Months Ended	Six Months Ended
	April 1, 2017	April 1, 2017
Net sales	$7,865	$12,376
Cost of sales	5,879	8,988
Operating expenses	2,607	4,153
Other expense	(50)	168
Income tax benefit	(228)	(300)
Net loss from discontinued operations	$(343)	$(633)

Current assets and current liabilities classified as held for sale as of April 1, 2017 related to discontinued operations are as follows (in thousands):

Accounts receivable	$5,239
Inventories	4,916
Prepaid expenses and other assets	414
Property and equipment	9,904
Goodwill	33,946
Intangible assets	11,544
Total current assets held for sale	$65,963

Accounts payable	$1,767
Other current liabilities	5,687
Total current liabilities held for sale	$7,454

19.  SUBSEQUENT EVENT

On May 8, 2017, we entered into Amendment No. 1 and Waiver (the "Repricing Amendment") to the Credit Agreement dated as of November 7, 2016 (the “Credit Agreement”) by and among Coherent Holding GmbH, as borrower (the “Borrower”), and certain of our direct and indirect subsidiaries from time to time party thereto, as guarantors, the lenders from time to time party thereto, Barclays Bank PLC, as administrative agent and an L/C Issuer, Bank of America, N.A., as an L/C Issuer, and MUFG Union Bank, N.A., as an L/C Issuer. The Repricing Amendment amends the Credit Agreement to, among other things, reduce the applicable interest rate margins with respect to the Euro Term Loans to 1.25% for Euro Term Loans maintained as base rate loans and 2.25% for Euro Term Loans maintained as eurocurrency rate loans, with stepdowns to 1.00% and 2.00%, respectively, available after May 8, 2018 if the consolidated total gross leverage ratio for Coherent and its restricted subsidiaries is less than 1.50:1.00 and extends the period during which a prepayment premium may be required for a Repricing Transaction until six months after the effective date of the Repricing Amendment. In connection with the execution of the Repricing Amendment, we paid arrangement fees of approximately $0.5 million, as well as certain fees and expenses of the administrative agent and the Lenders, in accordance with the terms of the Credit Agreement.

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

As a result of the acquisition of Rofin in the first quarter of fiscal 2017 (see discussion below), we reorganized our prior two reporting segments (Specialty Laser Systems and Commercial Lasers and Components) into two new reporting segments for the combined company: OEM Laser Sources (“OLS”) and Industrial Lasers & Systems (“ILS”). This segmentation reflects the go-to-market strategies and synergies for our broad portfolio of laser technologies and products. While both segments deliver cost-effective, highly reliable photonics solutions, the OLS business segment is focused on high performance laser sources and complex optical sub-systems typically used in microelectronics manufacturing, medical diagnostics and therapeutic medical applications, as well as in scientific research. Our ILS business segment delivers high performance laser sources, sub-systems and tools primarily used for industrial laser materials processing, serving important end markets like automotive, machine tool, consumer goods and medical device manufacturing.

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

KEY PERFORMANCE INDICATORS

Below is a summary of some of the quantitative performance indicators (as defined below) that are evaluated by management to assess our financial performance. Some of the indicators are non-GAAP measures and should not be considered as an alternative to any other measure for determining operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. As previously announced during our first quarter earnings call held on February 7, 2017, management has determined that we will no longer present non-GAAP bookings data. We are one of the few companies in the industry that has provided bookings information, which we believe puts us at a competitive disadvantage. In addition, our bookings volatility has and will continue to be high by virtue of the excimer laser annealing ("ELA") business where high average selling prices can cause large swings in bookings; these swings are not indicative of the long-term potential of the business. We believe this change will put more focus on our key performance metrics discussed below. Accordingly, beginning with this quarterly report, we are no longer providing bookings, book-to-bill ratio and related disclosure in our MD&A.

	Three Months Ended
	April 1, 2017	April 2, 2016	Change	% Change
	(Dollars in thousands)
Net sales—OEM Laser Sources	$277,144	$167,042	$110,102	65.9%
Net sales—Industrial Lasers & Systems	$145,689	$32,840	$112,849	343.6%
Gross profit as a percentage of net sales— OEM Laser Sources	53.9%	48.0%	5.9%	12.3%
Gross profit as a percentage of net sales—Industrial Lasers & Systems	21.3%	27.8%	(6.5)%	(23.4)%
Research and development as a percentage of net sales	7.2%	10.5%	(3.3)%	(31.4)%
Income from continuing operations before income taxes	$60,834	$24,224	$36,610	151.1%
Net cash provided by operating activities	$111,718	$31,292	$80,426	257.0%
Days sales outstanding in receivables	53.8	67.7	(13.9)	(20.5)%
Annualized first quarter inventory turns	2.5	2.5	—	—%
Capital spending as a percentage of net sales	3.3%	5.7%	(2.4)%	(42.1)%
Net income from continuing operations as a percentage of net sales	10.0%	8.9%	1.1%	12.4%
Adjusted EBITDA as a percentage of net sales	29.3%	20.9%	8.4%	40.2%

	Six Months Ended
	April 1, 2017	April 2, 2016	Change	% Change
	(Dollars in thousands)
Net sales—OEM Laser Sources	$515,880	$325,872	$190,008	58.3%
Net sales—Industrial Lasers & Systems	$253,026	$64,285	$188,741	293.6%
Gross profit as a percentage of net sales— OEM Laser Sources	53.1%	47.9%	5.2%	10.9%
Gross profit as a percentage of net sales—Industrial Lasers & Systems	19.5%	27.4%	(7.9)%	(28.8)%
Research and development as a percentage of net sales	7.5%	10.3%	(2.8)%	(27.2)%
Income from continuing operations before income taxes	$108,206	$51,285	$56,921	111.0%
Net cash provided by operating activities	$194,359	$45,554	$148,805	326.7%
Capital spending as a percentage of net sales	3.8%	4.2%	(0.4)%	(9.5)%
Net income from continuing operations as a percentage of net sales	9.5%	9.8%	(0.3)%	(3.1)%
Adjusted EBITDA as a percentage of net sales	28.9%	21.1%	7.8%	37.0%

Net Sales

Net sales include sales of lasers, laser tools, related accessories and service. Net sales for the second quarter of fiscal 2017 increased 65.9% in our OLS segment and increased 343.6% in our ILS segment from the same quarter one year ago. Net sales for the first six months of fiscal 2017 increased 58.3% in our OLS segment and increased 293.6% in our ILS segment from the same period one year ago. For both periods, the majority of the increase in the ILS segment was due to Rofin net sales since the acquisition on November 7, 2016. For a description of the reasons for changes in net sales refer to the “Results of Operations” section of this quarterly report.

Gross Profit as a Percentage of Net Sales

Gross profit as a percentage of net sales (“gross profit percentage”) is calculated as gross profit for the period divided by net sales for the period.  Gross profit percentage in the second quarter increased to 53.9% from 48.0% in our OLS segment and decreased to 21.3% from 27.8% in our ILS segment from the same quarter one year ago. Gross profit percentage in the first six months increased to 53.1% from 47.9% in our OLS segment and decreased to 19.5% from 27.4% in our ILS segment from the same period one year ago. For a description of the reasons for changes in gross profit refer to the “Results of Operations” section of this quarterly report.

Research and Development as a Percentage of Net Sales

Research and development as a percentage of net sales (“R&D percentage”) is calculated as research and development expense for the period divided by net sales for the period. Management considers R&D percentage to be an important indicator in managing our business as investing in new technologies is a key to future growth. R&D percentage decreased to 7.2% from 10.5% in our second fiscal quarter and decreased to 7.5% from 10.3% for the first six months of fiscal 2017 compared to the same periods one year ago. For a description of the reasons for changes in R&D spending refer to the “Results of Operations” section of this quarterly report.

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

Days Sales Outstanding in Receivables

We calculate days sales outstanding (“DSO”) in receivables as net receivables at the end of the period divided by net sales during the period and then multiplied by the number of days in the period, using 90 days for quarters. DSO in receivables indicates how well we are managing our collection of receivables, with lower DSO in receivables resulting in higher working capital availability. The more money we have tied up in receivables, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business. Our DSO in receivables for the second quarter of fiscal 2017 decreased to 53.8 days from 67.7 days compared to the same quarter one year ago primarily due to higher sales of ELA tool used in the flat panel display market in Asia and the timing of collections of those receivables, lower sales and receivables in Japan which typically has a higher DSO and improved collections of older receivables in the U.S. and Europe partially offset by the impact of the acquisition of Rofin, which has historically had higher DSOs than those previously reported by us.

Annualized Second Quarter Inventory Turns

We calculate annualized second quarter inventory turns as the cost of sales during the second quarter annualized and divided by net inventories at the end of the second quarter. This indicates how well we are managing our inventory levels, with higher inventory turns resulting in more working capital availability and a higher return on our investments in inventory. The more money we have tied up in inventory, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business. Our annualized inventory turns for the second quarter of fiscal 2017 were equivalent to the same quarter a year ago at 2.5 turns. Improvements in the turns due to higher shipments of large ELA tools used in the flat panel display market were offset by the impact of the acquisition of Rofin in the first quarter of fiscal 2017 due to Rofin's historically lower inventory turns rate.

Capital Spending as a Percentage of Net Sales

Capital spending as a percentage of net sales (“capital spending percentage”) is calculated as capital expenditures for the period divided by net sales for the period. Capital spending percentage indicates the extent to which we are expanding or improving our operations, including investments in technology and equipment. Management monitors capital spending levels as this assists us in measuring our cash flows, net of capital expenditures. Our capital spending percentage decreased to 3.3% for the second quarter of fiscal 2017 from 5.7% for the second quarter of fiscal 2016, and decreased to 3.8% for the first six months of fiscal 2017 from 4.2% for the first six months of fiscal 2016, primarily due to the impact of higher revenues in the second quarter and first six months of fiscal 2017 partially offset by investments to expand our manufacturing capacity in Göttingen,

Germany, the acquisition of Rofin in the first quarter of fiscal 2017, the upgrade of certain of our production facilities in California and higher purchases of production-related assets.

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
Below is the reconciliation of our net income from continuing operations as a percentage of net sales to our adjusted EBITDA as a percentage of net sales:

	Three Months Ended		Six Months Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Net income from continuing operations as a percentage of net sales	10.0%	8.9%	9.5%	9.8%
Income tax expense	4.4%	3.2%	4.6%	3.4%
Interest and other income (expense), net	2.8%	—%	0.9%	0.3%
Depreciation and amortization	6.6%	4.3%	6.4%	4.4%
Restructuring charges	0.1%	—%	1.0%	—%
Purchase accounting step up	3.1%	—%	2.9%	—%
Gain on business combination	—%	—%	(0.7)%	—%
Costs related to acquisition of Rofin	0.7%	1.8%	2.2%	0.9%
Stock-based compensation	1.6%	2.7%	2.1%	2.3%
Adjusted EBITDA as a percentage of net sales	29.3%	20.9%	28.9%	21.1%

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

On November 7, 2016, we entered into a Credit Agreement (the “Credit Agreement”) with Barclays Bank PLC ("Barclays"), Bank of America, N.A. ("BAML") and MUFG Union Bank, N.A. ("MUFG"). The Credit Agreement provided for a 670.0 million Euro senior secured term loan facility (the “Euro Term Loan”) and a $100.0 million senior secured revolving credit facility. On November 7, 2016, the Euro Term Loan was drawn in full and its proceeds were used to finance the acquisition of Rofin and pay related fees and expenses. Also, on November 7, 2016, we used 10.0 million Euro of the capacity under the revolving credit facility for the issuance of a letter of credit. See Note 9. “Borrowings” in the Notes to Condensed Consolidated Financial Statements. Refer Note 19 "Subsequent Events" for discussion of Amendment No. 1 and Waiver to the Credit Agreement entered into on May 8, 2017.

In relation to the acquisition of Rofin, we paid Barclays, our financial advisor, a fee of approximately $9.5 million, $1.0 million of which was paid upon delivery of the fairness opinion in the second quarter of fiscal 2016, and the remaining portion of which was paid upon consummation of the acquisition in the first quarter of fiscal 2017; these fees were recorded in selling, general and administrative expense in our consolidated statements of operations. We also paid Barclays, BAML and MUFG together approximately $17.0 million and $5.6 million for underwriting and upfront fees, respectively, upon the close of the financing on November 7, 2016; these fees are recorded as debt issuance costs on our consolidated balance sheets.

As a result of the acquisition of Rofin in the first quarter of fiscal 2017, we reorganized into two new reporting segments for the combined company based upon our organizational structure and how our Chief Operating Decision Maker receives and utilizes information provided to allocate resources and make decisions: OLS and ILS. This segmentation reflects the go-to-market strategies and synergies for our broad portfolio of laser technologies and products. While both segments deliver cost-effective, highly reliable photonics solutions, the OLS business segment, is focused on high performance laser sources and complex optical sub-systems, typically used in microelectronics manufacturing, medical diagnostics and therapeutic medical applications, as well as in scientific research. Our ILS business segment delivers high performance laser sources, sub-systems and tools primarily used for industrial laser materials processing, serving important end markets like automotive, machine tool, consumer goods and medical device manufacturing.

RESULTS OF OPERATIONS

CONSOLIDATED SUMMARY

The following table sets forth, for the periods indicated, the percentage of total net sales represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	57.5%	55.7%	58.2%	55.8%
Gross profit	42.5%	44.3%	41.8%	44.2%
Operating expenses:
Research and development	7.2%	10.5%	7.5%	10.3%
Selling, general and administrative	17.1%	20.5%	19.0%	19.9%
Gain on business combination	—%	—%	(0.7)%	—%
Amortization of intangible assets	1.4%	0.3%	1.2%	0.4%
Total operating expenses	25.7%	31.3%	27.0%	30.6%
Income from operations	16.8%	13.0%	14.8%	13.6%
Other income (expense), net	(2.4)%	(0.9)%	(0.7)%	(0.5)%
Income from continuing operations before income taxes	14.4%	12.1%	14.1%	13.1%
Provision for income taxes	4.4%	3.2%	4.6%	3.3%
Net income from continuing operations	10.0%	8.9%	9.5%	9.8%

Net income from continuing operations for the second quarter of fiscal 2017 was $42.2 million ($1.70 per diluted share) including $12.6 million after-tax amortization of intangible assets, $9.4 million after-tax amortization of purchase accounting inventory step up, $4.9 million of after-tax stock-based compensation expense, $2.7 million of after tax costs related to our acquisition of Rofin and $0.4 million of after-tax restructuring costs. Net income from continuing operations for the second quarter of fiscal 2016 was $17.8 million ($0.73 per diluted share) including $3.9 million of after-tax stock-based compensation expense, $1.4 million after-tax amortization of intangible assets and $2.3 million of after tax costs related to our acquisition of Rofin. Net income from continuing operations for the first six months of fiscal 2017 was $72.9 million ($2.95 per diluted share) including $20.3 million after-tax amortization of intangible assets, $17.2 million of after tax costs related to our acquisition of Rofin, $15.9 million after-tax amortization of purchase accounting inventory step up, $13.0 million of after-tax stock-based compensation expense, $5.0 million of after-tax restructuring costs, $1.8 million after-tax interest expense on the commitment of our term loan to finance the acquisition of Rofin, a $3.4 million after-tax gain on our sale of owned Rofin shares and $7.1 million after-tax foreign exchange gain on forward contracts associated with our foreign exchange risk related to the commitment of our Euro Term Loan and the issuance of the Euro Term Loan to finance the acquisition of Rofin. Net income for the first six months of fiscal 2016 was $38.1 million ($1.57 per diluted share) including $7.3 million of after-tax stock-based compensation expense, $2.9 million after-tax amortization of intangible assets, $2.3 million of after-tax costs related to the acquisition of Rofin and a benefit of $1.2 million related to the renewal of the federal research and development tax credits for fiscal 2015.

NET SALES

Market Application

The following tables set forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by market application (dollars in thousands):

	Three Months Ended
	April 1, 2017		April 2, 2016
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Microelectronics	$210,882	49.9%	$97,724	48.9%
OEM components and instrumentation	55,017	13.0%	41,800	20.9%
Materials processing	127,531	30.2%	28,024	14.0%
Scientific and government programs	29,403	6.9%	32,334	16.2%
Total	$422,833	100.0%	$199,882	100.0%

	Six Months Ended
	April 1, 2017		April 2, 2016
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Microelectronics	$386,656	50.3%	$194,230	49.8%
OEM components and instrumentation	101,589	13.2%	81,133	20.8%
Materials processing	222,174	28.9%	51,058	13.1%
Scientific and government programs	58,487	7.6%	63,736	16.3%
Total	$768,906	100.0%	$390,157	100.0%

Quarterly

Net sales in the second quarter of fiscal 2017 included $110.7 million of Rofin net sales, primarily in the materials processing market. Net sales for the second quarter of fiscal 2017 increased by $223.0 million, or 112%, compared to the second quarter of fiscal 2016, with significant increases in the microelectronics and materials processing markets, a smaller increase in the OEM components and instrumentation market and a decrease in the scientific and government programs market.

The increase in the microelectronics market of $113.2 million, or 116%, was primarily due to higher shipments related to ELA tools used in the flat panel display market and higher shipments related to advanced packaging applications partially offset by lower shipments for micro materials processing applications. We expect continued growth in the microelectronics market with flat panel display demand at the high end of our model, continued growth in the semiconductor capital equipment market through the remainder of calendar 2017 and continued recovery in the advanced packaging market. Sales in the materials processing market increased $99.5 million, or 355%, primarily due to Rofin net sales and higher shipments for marking, engraving, automotive and other materials processing applications. Based on strong materials processing orders received in the second quarter of fiscal 2017, we expect continued growth in multiple materials processing applications including automotive and machine tooling, medical device manufacturing, consumer goods manufacturing for packaging, converting and marking and additive manufacturing; we also expect continued steady progress in high power fiber lasers. The increase in the OEM components and instrumentation market of $13.2 million, or 32%, was due primarily to higher shipments for military, medical and bio-instrumentation applications, with much of the increase in military and medical applications due to the acquisition of Rofin. In OEM Components and instrumentation applications, we are seeing record demand from instrumentation customers in cytometry, higher demand for medical aesthetic and surgical applications, and several near-term opportunities, including large format optics for ground-based astronomy, semiconductor lasers in aesthetic surgery and fiber, and diodes and fiber lasers in aerospace and defense. Sales in the scientific and government programs market decreased $2.9 million, or 9.1%, due to lower demand for advanced research applications used by university and government research groups, particularly in the U.S. We expect demand in the scientific and government programs market to continue to fluctuate from quarter to quarter.

Year-to-date

Net sales in the first six months of fiscal 2017 included $185.1 million of Rofin net sales since the acquisition on November 7, 2016, primarily in the materials processing market. Net sales for the first six months of fiscal 2017 increased by $378.7 million, or 97.1%, compared to the first six months of fiscal 2016, with significant increases in the microelectronics and materials processing markets, a smaller increase in the OEM components and instrumentation market and a decrease in the scientific and government programs market.

The increase in the microelectronics market of $192.4 million, or 99.1%, was primarily due to higher shipments related to ELA tools used in the flat panel display market and higher shipments related to advanced packaging and semiconductor applications partially offset by lower shipments for micro materials processing applications. Sales in the material processing market increased $171.1 million, or 335.1%, primarily due to Rofin net sales and higher shipments for automotive and other materials processing applications. The increase in the OEM components and instrumentation market of $20.5 million, or 25.2%, was due primarily to higher shipments for military, medical and bio-instrumentation applications, with much of the increase in military and medical applications due to the acquisition of Rofin. Sales in the scientific and government programs market decreased $5.2 million, or 8.2%, primarily due to lower demand for advanced research applications used by university and government research groups in the U.S. and Europe.

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
The following tables set forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by segment (dollars in thousands):

	Three Months Ended
	April 1, 2017		April 2, 2016
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
OEM Laser Sources (OLS)	$277,144	65.5%	$167,042	83.6%
Industrial Lasers & Systems (ILS)	145,689	34.5%	32,840	16.4%
Total	$422,833	100.0%	$199,882	100.0%

	Six Months Ended
	April 1, 2017		April 2, 2016
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
OEM Laser Sources (OLS)	$515,880	67.1%	$325,872	83.5%
Industrial Lasers & Systems (ILS)	253,026	32.9%	64,285	16.5%
Total	$768,906	100.0%	$390,157	100.0%

Quarterly

Net sales for the second quarter of fiscal 2017 increased by $223.0 million, or 112%, compared to the second quarter of fiscal 2016, with increases of $112.8 million, or 344%, in our ILS segment and $110.1 million, or 66%, in our OLS segment. Net sales in the second quarter of fiscal 2017 included $110.7 million of Rofin net sales, with $108.8 million and $1.9 million in the ILS and OLS segments, respectively.

The increase in our ILS segment sales was primarily due to higher shipments for materials processing and OEM components and instrumentation applications due to the acquisition of Rofin as well as higher shipments to the flat panel display and advanced packaging markets. The increase in our OLS segment sales was primarily due to higher shipments of ELA tools used in the flat panel display market and higher service revenue as well as higher shipments for materials processing and advanced packaging applications partially offset by lower shipments for scientific and government programs.

Year-to-date

Net sales for the first six months of fiscal 2017 increased by $378.7 million, or 97.1%, compared to the first six months of fiscal 2016, with increases of $190.0 million, or 58.3%, in our OLS segment and $188.7 million, or 293.6%, in our ILS segment. Net sales in the first six months of fiscal 2017 included $185.1 million of Rofin net sales, with $182.5 million and $2.6 million in the ILS and OLS segments, respectively.

The increase in our OLS segment sales was primarily due to higher shipments of ELA tools used in the flat panel display market and higher service revenue as well as higher shipments for advanced packaging and materials processing applications partially offset by lower shipments for scientific and government programs. The increase in our ILS segment sales was primarily due to higher shipments for materials processing and OEM components and instrumentation applications due to the acquisition of Rofin as well as higher shipments to the flat panel display and advanced packaging markets.

GROSS PROFIT

Consolidated

Our gross profit rate decreased by 1.8% to 42.5% in the second quarter of fiscal 2017 from 44.3% in the second quarter of fiscal 2016 and decreased by 2.4% to 41.8% in the first six months of fiscal 2017 from 44.2% in the same period one year ago.

The 1.8% second quarter decrease in the gross profit rate was primarily due to the impact of purchase accounting adjustments (5.8%) for amortization of inventory step up and amortization of intangibles related to the acquisition of Rofin in the first quarter of fiscal 2017. Also contributing to the decrease was the impact of the acquisition of Rofin before considering purchase accounting adjustments (3.4%) due to Rofin’s historical margins that are lower than Coherent’s historical margins. The decreases due to the acquisition of Rofin were partially offset by improvements in margins of Coherent historical products (7.4%) primarily due to favorable mix in flat panel display applications for both system sales and service, the favorable leverage of manufacturing costs on higher volumes as well as lower warranty costs due both to lower warranty events and the impact of significantly higher net sales.

The 2.4% decrease in the gross profit rate during the first six months of fiscal 2017 was primarily due to the impact of purchase accounting adjustments (5.4%) for amortization of inventory step up and amortization of intangibles related to the acquisition of Rofin in the first quarter of fiscal 2017. Also contributing to the decrease was the impact of the acquisition of Rofin before considering purchase accounting adjustments (2.4%) due to Rofin’s historical margins that are lower than Coherent’s historical margins. The decreases were partially offset by improvements in margins of Coherent historical products (5.4%) primarily due to the favorable leverage of manufacturing costs on higher volumes and favorable mix in flat panel display applications for both system sales and service as well as lower warranty costs due to lower warranty events and the impact of significantly higher net sales.

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

OEM Laser Sources

The gross profit rate in our OLS segment increased by 5.9% to 53.9% in the second quarter of fiscal 2017 from 48.0% in the second quarter of fiscal 2016. The gross profit rate in our OLS segment increased by 5.2% to 53.1% in the first six months of fiscal 2017 from 47.9% in the same period one year ago.

The 5.9% second quarter increase in the gross profit rate was primarily due to favorable product margins (4.0%) as a result of favorable mix within flat panel display applications for both systems and service as well as leverage of manufacturing costs on higher volumes and the favorable impact of the weaker Euro and lower warranty and installation costs (1.2%) as a percentage of revenue due to lower warranty events in certain business units and the impact of higher sales. Also contributing to the increase in gross profit rate were lower other costs (0.4%) due to lower inventory provisions and duty costs in certain business units as well as the impact of higher sales and lower intangibles amortization (0.3%) as a percentage of sales.

The 5.2% increase in the gross profit rate during the first six months of fiscal 2017 was primarily due to favorable product margins (3.6%) as a result of higher leverage of manufacturing costs on higher volumes, favorable mix within flat panel display applications for both systems and service as well as and the favorable impact of the weaker Euro and lower warranty and installation costs (0.7%) as a percentage of revenue due to lower warranty events in certain business units and the impact of higher sales. Also contributing to the increase in gross profit rate were lower other costs (0.6%) due to lower inventory provisions and duty costs in certain business units as well as the impact of higher sales and lower intangibles amortization (0.3%) as a percentage of sales.

Industrial Lasers & Systems

The gross profit rate in our ILS segment decreased by 6.5% to 21.3% in the second quarter of fiscal 2017 from 27.8% in the second quarter of fiscal 2016. The gross profit rate in our ILS segment decreased by 7.9% to 19.5% in the first six months of fiscal 2017 from 27.4% in the same period one year ago.

The 6.5% second quarter decrease in the gross profit rate was primarily due to the impact of purchase accounting adjustments (15.7%) for amortization of inventory step up and amortization of intangibles related to the acquisition of Rofin in the first quarter of fiscal 2017. The decreases in gross profit rate were partially offset by the favorable impact of Rofin's margins before considering purchase accounting adjustments.

The 7.9% decrease in the gross profit rate during the first six months of fiscal 2017 was primarily due to the impact of purchase accounting adjustments (15.4%) for amortization of inventory step up and amortization of intangibles related to the acquisition of Rofin in the first quarter of fiscal 2017 and restructuring costs (1.4%) related to the implementation of planned restructuring activities in connection with the acquisition of Rofin, which is primarily related to the exit from our preexisting high power fiber laser product line. The decreases in gross profit rate were partially offset by the favorable impact of Rofin's margins before considering purchase accounting adjustments.

OPERATING EXPENSES:

	Three Months Ended
	April 1, 2017		April 2, 2016
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$30,536	7.2%	$20,955	10.5%
Selling, general and administrative	72,451	17.1%	40,940	20.5%
Amortization of intangible assets	5,439	1.4%	700	0.3%
Total operating expenses	$108,426	25.7%	$62,595	31.3%

	Six Months Ended
	April 1, 2017		April 2, 2016
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$57,620	7.5%	$40,095	10.3%
Selling, general and administrative	146,219	19.0%	77,714	19.9%
Gain on business combination	(5,416)	(0.7)%	—	—%
Amortization of intangible assets	9,317	1.2%	1,401	0.4%
Total operating expenses	$207,740	27.0%	$119,210	30.6%

Research and development

Quarterly

Research and development (“R&D”) expenses increased $9.6 million, or 46%, during the second fiscal quarter ended April 1, 2017 compared to the same quarter one year ago. The increase was primarily due to Rofin R&D expenses ($8.4 million) as they were acquired on November 7, 2016, $0.6 million higher project spending including higher variable compensation, higher spending on materials and lower customer reimbursements and $0.6 million higher charges for increases in deferred compensation plan liabilities.

On a segment basis as compared to the prior year period, OLS research and development spending increased $1.9 million primarily due to higher net spending on projects. ILS spending increased $6.7 million primarily due to the acquisition of Rofin partially offset by lower project spending. Corporate and other spending increased $1.0 million due to higher charges for increases in deferred compensation plan liabilities and higher project spending in the advanced research business unit.

Year-to-date

R&D expenses increased $17.5 million, or 43.7%, during the six months ended April 1, 2017 compared to the same period one year ago. The increase for the six months was primarily due to Rofin R&D expenses ($13.5 million, including $0.7 million of restructuring costs for severance) since the acquisition on November 7, 2016, $1.9 million higher project spending including higher variable compensation, higher spending on materials and lower customer reimbursements as well as $0.9 million of restructuring costs related to the exit from our historical Coherent high power fiber laser product line in the first quarter of fiscal 2017. There were also increases of $0.7 million for higher stock-based compensation expense including $0.5 million related to a charge recorded in the first quarter of fiscal 2017 due to the acceleration of Rofin options and $0.5 million higher charges for increases in deferred compensation plan liabilities.

On a segment basis as compared to the prior year period, OLS research and development spending increased $3.5 million primarily due to higher net spending on projects. ILS spending increased $12.3 million primarily due to the acquisition of Rofin and restructuring costs partially offset by lower project spending. Corporate and other spending increased $1.7 million due to higher stock-based compensation expense, higher charges for increases in deferred compensation plan liabilities and higher project spending in the advanced research business unit.

Selling, general and administrative

Quarterly

Selling, general and administrative (“SG&A”) expenses increased $31.5 million, or 77%, during the second fiscal quarter ended April 1, 2017 compared to the same quarter one year ago. The increase was primarily due to the addition of Rofin SG&A expenses ($21.1 million) following the acquisition in the first quarter of fiscal 2017, $4.4 million higher other spending on legal, consulting and infrastructure related to integration activities as well other variable spending in support of higher sales, $2.9 million higher charges for increases in deferred compensation plan liabilities and $2.7 million due to higher payroll spending for variable compensation, commissions and salaries and benefits. SG&A expenses also increased as a result of $1.1 million higher stock-based compensation expense due to higher expense for new grants and decreased $0.7 million due to lower financial advisory, consulting and legal costs related to the acquisition of Rofin.

On a segment basis as compared to the prior year period, OLS segment expenses increased $7.4 million primarily due to higher payroll and other variable spending as well as spending relating to the acquisition of a Rofin business unit. ILS spending increased $18.4 million primarily due to the acquisition of Rofin and higher payroll spending. Corporate and other spending increased $5.7 million primarily due to higher charges for increases in deferred compensation plan liabilities, higher other spending on legal, consulting and infrastructure related to integration activities, higher payroll spending and higher stock-based compensation expense partially offset by lower financial advisory, consulting and legal costs related to the acquisition of Rofin.

Year-to-date

SG&A expenses increased $68.5 million, or 88.2%, during the six months ended April 1, 2017 compared to the same period one year ago. The increase for the first six months was primarily due to the addition of Rofin SG&A expenses ($34.6 million) following the acquisition in the first quarter of fiscal 2017, $13.4 million higher financial advisory, consulting and legal costs related to the acquisition of Rofin and $6.4 million higher payroll spending for variable compensation, commissions and salaries and benefits. SG&A expense also increased due to $6.1 million higher stock-based compensation expense, including $3.4 million related to a charge recorded in the first quarter of fiscal 2017 due to the acceleration of Rofin options, as well as higher expense for new grants, $5.1 million higher other spending on legal, consulting and infrastructure related to integration activities as well other variable spending in support of higher sales and $2.9 million higher charges for increases in deferred compensation plan liabilities.

On a segment basis as compared to the prior year period, OLS segment expenses increased $11.5 million primarily due to higher payroll and other variable spending as well as spending relating to the acquisition of a Rofin business unit. ILS spending increased $32.5 million primarily due to the acquisition of Rofin and higher payroll spending. Corporate and other spending increased $24.5 million primarily due to higher financial advisory, consulting and legal costs related to the acquisition of Rofin, higher stock-based compensation expense, higher charges for increases in deferred compensation plan liabilities and higher payroll spending.

Gain on business combination

On November 7, 2016, we acquired Rofin at a price of $32.50 per share of Rofin common stock (See Note 3 "Business Combinations"). We recognized a gain of $5.4 million in the first quarter of fiscal 2017 on the increase in fair value from the date of purchase for the shares we already owned.

Amortization of intangible assets

Amortization of intangible assets increased $4.7 million and $7.9 million in the three and six months ended April 1, 2017, respectively, compared to the same periods last year. The increases were primarily due to the acquisition of Rofin in the first quarter of fiscal 2017.

OTHER INCOME (EXPENSE) — NET

Other income (expense), net, changed by $8.5 million to other expense of $10.3 million in the second quarter of fiscal 2017 from other expense of $1.8 million in the second quarter of fiscal 2016. Other income (expense), net, changed by $3.1 million to other expense of $5.1 million in the first six months of fiscal 2017 from other expense of $2.0 million in the first six months of fiscal 2016.

The second fiscal quarter increase in net other expense was primarily due to $9.0 million higher interest expense due to interest on the Euro Term Loan to fund the acquisition of Rofin as well as amortization of debt issuance costs related to the Euro Term

Loan and $2.5 million higher foreign exchange losses primarily due to the impact of changing rates on cash conversions. The increases in expense were partially offset by $3.6 million higher gains, net of expenses, on our deferred compensation plan assets.

The increase for the first six months of fiscal 2017 in net other expense was primarily due to higher interest expense of $16.9 million partially offset by $11.9 million higher foreign exchange gains and $2.7 million higher gains, net of expenses, on our deferred compensation plan assets. Interest expense increased due to interest on the Euro Term Loan and interest on the commitment of the Euro Term Loan to fund the acquisition of Rofin as well as amortization of debt issuance costs related to the Euro Term Loan. The higher foreign exchange gains were primarily due to a gain of $11.3 million on forward contracts associated with our foreign exchange risk related to the commitment of our Euro Term Loan and the issuance of the Euro Term Loan to finance the acquisition of Rofin.

INCOME TAXES

The effective tax rate on income from continuing operations before income taxes for the second quarter of fiscal 2017 of 30.7% and the effective tax rate on income from continuing operations before income taxes for the first six months of fiscal 2017 of 32.6% were lower than the statutory rate of 35.0% primarily due to differences related to the benefit of income subject to foreign tax rates that are lower than U.S. tax rates including the Singapore tax exemption, the benefit of foreign tax credits and the benefit of federal research and development tax credits. These amounts are partially offset by Rofin transaction costs not deductible for tax purposes, tax costs of Rofin restructuring, ASC 740-10 (formerly FIN48) tax liabilities for transfer pricing, stock-based compensation not deductible for tax purposes and limitations on the deductibility of compensation under IRC Section 162(m).

The effective tax rate on income from continuing operations before income taxes for the second quarter of fiscal 2016 of 26.6% and the effective tax rate on income from continuing operations before income taxes for the first six months of fiscal 2016 of 25.8% were lower than the statutory rate of 35.0% primarily due to differences related to the benefit of income subject to foreign tax rates that are lower than U.S. tax rates including the Singapore tax exemption, the benefit of foreign tax credits and the benefit of federal research and development tax credits including renewal of the federal research and development credits for fiscal 2015. These amounts are partially offset by deemed dividend inclusions under the Subpart F tax rules, stock-based compensation not deductible for tax purposes and limitations on the deductibility of compensation under IRC Section 162(m).

LIQUIDITY AND CAPITAL RESOURCES

At April 1, 2017, we had assets classified as cash and cash equivalents and short-term investments, in an aggregate amount of $433.1 million, compared to $400.0 million at October 1, 2016. Our cash and cash equivalents and short-term investments included $181.5 million of cash at Rofin entities. In addition, at April 1, 2017, we had $13.1 million of restricted cash. At April 1, 2017, approximately $305.8 million of our cash and securities was held in certain of our foreign subsidiaries, $280.3 million of which was denominated in currencies other than the U.S. dollar. At April 1, 2017, we had approximately $305.0 million of cash held by foreign subsidiaries where we intend to permanently reinvest our accumulated earnings in these entities and our current plans do not demonstrate a need for these funds to support our domestic operations. If, however, a portion of these funds are needed for and distributed to our operations in the United States, we may be subject to additional U.S. income taxes and foreign withholding taxes. An exception to U.S. taxation may be the repatriation of foreign funds that had been previously taxed in the U.S. as Subpart F income. The amount of the U.S. and foreign taxes due would depend on the amount and manner of repatriation, as well as the location from where the funds are repatriated. We actively monitor the third-party depository institutions that hold these assets, primarily focusing on the safety of principal and secondarily maximizing yield on these assets. We diversify our cash and cash equivalents and investments among various financial institutions, money market funds, sovereign debt and other securities in order to reduce our exposure should any one of these financial institutions or financial instruments fail or encounter difficulties. To date, we have not experienced any material loss or lack of access to our invested cash, cash equivalents or short-term investments. However, we can provide no assurances that access to our invested cash, cash equivalents or short-term investments will not be impacted by adverse conditions in the financial markets. In the first quarter of fiscal 2017, we spent a significant portion of our foreign funds on the Rofin acquisition. We did not repatriate foreign funds to our domestic operations to fund this acquisition. We expect to have adequate foreign funds in the future to service the acquisition debt and do not anticipate any repatriation of foreign funds to operate our domestic business.

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

	Six Months Ended
	April 1, 2017	April 2, 2016
	(in thousands)
Net cash provided by operating activities	$194,359	$45,554
Sales of shares under employee stock plans	3,866	3,686
Borrowings, net of repayments	682,566	5,000
Acquisition of businesses, net of cash acquired	(740,481)	—
Debt issuance costs	(25,892)	(2,137)
Capital expenditures	(29,543)	(16,256)

Net cash provided by operating activities increased by $148.8 million for the first six months of fiscal 2017 compared to the same period one year ago. The increase in cash provided by operating activities was primarily due to higher cash flows due to higher non-cash expenses for amortization, stock-based compensation and depreciation, higher net income, higher deferred revenue and accounts payable balances and higher cash flows from the timing of shipments of large systems from inventory. We believe that our existing cash, cash equivalents and short term investments combined with cash to be provided by operating activities and amounts available under our revolving credit facility will be adequate to cover our working capital needs and planned capital expenditures for at least the next 12 months to the extent such items are known or are reasonably determinable based on current business and market conditions. However, we may elect to finance certain of our capital expenditure requirements through other sources of capital. We continue to follow our strategy to further strengthen our financial position by using available cash flow to fund operations.

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

Loans under the Credit Agreement bear interest, at the Borrower’s option, at a rate equal to either (i)(x) in the case of calculations with respect to U.S. Dollars or certain other alternative currencies, the London interbank offered rate (the “LIBOR”) or (y) in the case of calculations with respect to the Euro, the euro interbank offered rate ("EURIBOR" and, together with LIBOR, the "Eurocurrency Rate") or (ii) a base rate (the “Base Rate”) equal to the highest of (x) the federal funds rate, plus 0.50%, (y) the prime rate then in effect and (z) the Eurocurrency Rate for loans denominated in U.S. dollars applicable to a one-month interest period, plus 1.0%, in each case, plus an applicable margin. The applicable margin for Euro Term Loan borrowed as Eurocurrency Rate loans, is 3.50% initially, and following the first anniversary of the Closing Date ranges from 3.50% to 3.00% depending on the consolidated total gross leverage ratio at the time of determination. For Euro Term Loan borrowed as Base Rate Loans, the applicable margin initially is 2.50%, and following the first anniversary of the Closing Date ranges from 2.50% to 2.00% depending upon the consolidated total gross leverage ratio at the time of determination. The applicable margin for revolving loans borrowed as Eurocurrency Rate Loans, ranges from 4.25% to 3.75%, and for revolving loans borrowed as Base Rate Loans, ranges from 3.25% to 2.75%, in each case, based on the consolidated total gross leverage ratio at the time of determination. Interest on Base Rate Loans is payable quarterly in arrears. Interest on Eurocurrency Rate Loans is payable at the end of the applicable interest period (or at three month intervals if the interest period exceeds three months). Interest periods for Eurocurrency Rate loans may be, at the Borrower’s option, one, two, three or six months.

On March 31, 2017, we made a voluntary principal payment of 30.0 million Euros on the Euro Term Loan. As of April 1, 2017, the outstanding principal amount of the Euro Term Loan was 636.7 million Euros. As of April 1, 2017, the outstanding principal amount of the Revolving Credit Facility was 10.0 million Euro.

On May 8, 2017, we entered into Amendment No. 1 and Waiver (the “Repricing Amendment”) to the Credit Agreement dated as of November 7, 2016 (the “Credit Agreement”) by and among Coherent Holding GmbH, as borrower (the “Borrower”), and certain of our direct and indirect subsidiaries from time to time party thereto, as guarantors, the lenders from time to time party thereto, Barclays Bank PLC, as administrative agent and an L/C Issuer, Bank of America, N.A., as an L/C Issuer, and MUFG Union Bank, N.A., as an L/C Issuer. The Repricing Amendment amends the Credit Agreement to, among other things, reduce the applicable interest rate margins with respect to the Euro Term Loans to 1.25% for Euro Term Loans maintained as base rate loans and 2.25% for Euro Term Loans maintained as eurocurrency rate loans, with stepdowns to 1.00% and 2.00%, respectively, available after May 8, 2018 if the consolidated total gross leverage ratio for Coherent and its restricted subsidiaries is less than 1.50:1.00 and extends the period during which a prepayment premium may be required for a Repricing Transaction until six months after the effective date of the Repricing Amendment. In connection with the execution of the Repricing Amendment, we paid arrangement fees of approximately $0.5 million, as well as certain fees and expenses of the administrative agent and the Lenders, in accordance with the terms of the Credit Agreement.

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

The Credit Agreement contains customary affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations, and negative covenants, including covenants limiting the ability of us and our subsidiaries to, among other things, incur debt, grant liens, make investments, make certain restricted payments, transact with affiliates, and sell assets. The Credit Agreement also requires us and our subsidiaries to maintain a senior secured net leverage ratio as of the last day of each fiscal quarter of less of than or equal to 3.50 to 1.00. The Credit Agreement contains customary events of default that include, among other things, payment defaults, cross defaults with certain other indebtedness, violation of covenants, inaccuracy of representations and warranties in any material respect, change in control of us and the Borrower, judgment defaults, and bankruptcy and insolvency events. If an event of default exists, the lenders may require the immediate payment of all Obligations, as defined in the Credit Agreement, and may exercise certain other rights and remedies provided for under the Credit Agreement, the other loan documents and applicable law. The acceleration of such obligations is automatic upon the occurrence of a bankruptcy and insolvency event of default. We were in compliance with all covenants at April 1, 2017.

The aggregate consideration paid by us to the former Rofin stockholders in the first quarter of fiscal 2017 was approximately $904.5 million, excluding related transaction fees and expenses. We also paid $15.3 million due to the cancellation of options held by employees of Rofin. We paid $5.2 million of debt issuance costs in fiscal 2016 and incurred approximately $25.9 million of debt issuance costs in the first six months of fiscal 2017. In the fourth quarter of fiscal 2016, and the first quarter of fiscal 2017, we recorded an interest charge of $1.1 million and $2.7 million, respectively, in other income (expense) in our consolidated statement of operations related to the debt financing commitment. In the first six months of fiscal 2017, we made debt principal payments $35.6 million, including a voluntary prepayment of $32.0 million, recorded interest expense on the Euro Term Loan of $12.2 million and recorded $1.7 million amortization of debt issuance costs.

In relation to the acquisition of Rofin, we paid Barclays, our financial advisor, a fee of approximately $9.5 million, $1.0 million of which was paid upon delivery of the fairness opinion in the second quarter of fiscal 2016, and the remaining portion of which was paid upon consummation of the acquisition in the first quarter of fiscal 2017; these fees were recorded as SG&A expense.

Additional sources of cash available to us were international currency lines of credit and bank credit facilities totaling $30.9 million as of April 1, 2017, of which $24.8 million was unused and available. These unsecured international credit facilities were used in Europe and Japan during the first six months of fiscal 2017. As of April 1, 2017, we had utilized $6.1 million of the international credit facilities as guarantees in Europe.

At April 1, 2017, $1.3 million and $11.8 million of cash collateralized primarily for domestic and international guarantees was restricted and classified as current and non-current restricted cash, respectively, on our condensed consolidated balance sheet.

Our ratio of current assets to current liabilities was 3.3:1 at April 1, 2017 compared to 4.0:1 at October 1, 2016. The decrease in our ratio is primarily due to the use of cash in our acquisition of Rofin partially offset by the impact of Rofin's current assets and current liabilities. Our cash and cash equivalents, short-term investments and working capital are as follows:

	April 1, 2017	October 1, 2016
	(in thousands)
Cash and cash equivalents	$432,980	$354,347
Short-term investments	125	45,606
Working capital	844,652	614,145

Contractual Obligations and Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Regulation S-K of the Securities Act of 1933. The following summarizes our contractual obligations at April 1, 2017 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating lease payments	$51,014	$14,217	$21,534	$9,078	$6,185
Asset retirement obligations	5,153	—	2,541	411	2,201
Debt principal, interest and fees	878,707	18,944	112,658	73,439	673,666
Pension obligations	39,938	1,147	3,229	4,265	31,297
Purchase commitments for inventory	138,533	133,504	5,029	—	—
Purchase obligations-other	13,619	11,665	1,080	874	—
Total	$1,126,964	$179,477	$146,071	$88,067	$713,349

Because of the uncertainty as to the timing of such payments, we have excluded cash payments related to our contractual obligations for our deferred compensation plans aggregating $31.3 million at April 1, 2017.

Changes in Financial Condition

Cash provided by operating activities during the first six months of fiscal 2017 was $194.4 million, which included net income of $72.3 million, cash provided by operating assets and liabilities of $66.9 million (primarily increases in deferred income, accounts payable, taxes payable), depreciation and amortization of $50.5 million, stock-based compensation expense of $12.2 million, non-cash restructuring charges of $4.3 million and $0.5 million other partially offset by net increases in deferred tax assets of $5.6 million, the $5.4 million gain on business combination and $1.3 million net cash flows used by discontinued operations. Cash provided by operating activities during the first six months of fiscal 2016 was $45.6 million, which included net income of $38.1 million, depreciation and amortization of $17.1 million and stock-based compensation expense of $9.1 million partially offset by cash used by operating assets and liabilities of $13.0 million and net increases in deferred taxes of $5.7 million.

Cash used in investing activities during the first six months of fiscal 2017 was $745.1 million, which included $740.5 million net of cash acquired to purchase Rofin, $29.4 million used to acquire property and equipment, purchase and upgrade buildings, net of proceeds from dispositions and $0.3 million net cash flows used by discontinued operations partially offset by $25.1 million net sales of available-for-sale securities. Cash used in investing activities during the first six months of fiscal 2016 was $21.2 million, which included $16.1 million net used to acquire property and equipment and improve buildings net of proceeds from dispositions and $5.1 million net purchases of available-for-sale securities.

Cash provided by financing activities during the first six months of fiscal 2017 was $644.0 million, which included $682.6 million net borrowings and $3.9 million generated from our employee stock option and purchase plans partially offset by $25.9 million debt issuance costs, $15.7 million outflows due to net settlement of restricted stock and $0.8 million payments to subsidiary minority shareholders. Cash provided by financing activities during the first six months of fiscal 2016 was $1.2 million, which included $5.0 million net short-term borrowings and $3.7 million generated from our employee stock option and stock purchase plans partially offset by $5.4 million net settlement of restricted stock and $2.1 million of debt issuance costs.

Changes in exchange rates during the first six months of fiscal 2017 resulted in a decrease in cash balances of $1.6 million. Changes in exchange rates during the first six months of fiscal 2016 increased our cash balances by $1.0 million.

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

Interest rate sensitivity

A portion of our investment portfolio is composed of fixed income securities. These securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately (whether due to changes in overall market rates or credit worthiness of the issuers of our individual securities) and uniformly by 10% from levels at April 1, 2017, the fair value of the portfolio, based on quoted market prices in active markets involving similar assets, would decline by an immaterial amount due to their short-term maturities. We have the ability to generally hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. If necessary, we may sell short-term investments prior to maturity to meet our liquidity needs.

At April 1, 2017, the fair value of our available-for-sale debt securities was $0.1 million, all of which was classified as short-term investments. There were no gross unrealized gains and losses on available-for-sale debt securities at April 1, 2017.

We are exposed to market risks related to fluctuations in interest rates related to our Term Loan Facility. As of April 1, 2017, we owed $680.0 million on this loan with an interest rate of 4.25%. We performed a sensitivity analysis on the outstanding portion of our debt obligation as of April 1, 2017. Should the current average interest rate increase or decrease by 10%, the resulting annual increase or decrease to interest expense would be approximately $2.8 million as of April 1, 2017.

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

At April 1, 2017, approximately $305.8 million of our cash, cash equivalents and short-term investments were held outside the U.S. in certain of our foreign operations, $280.3 million of which was denominated in currencies other than the U.S. dollar.

A hypothetical 10% change in foreign currency rates on our forward contracts would not have a material impact on our results of operations, cash flows or financial position.

The following table provides information about our foreign exchange forward contracts at April 1, 2017. The table presents the weighted average contractual foreign currency exchange rates, the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date and fair value. The U.S. fair value represents the fair value of the contracts valued at April 1, 2017 rates.

Forward contracts to sell (buy) foreign currencies for U.S. dollars (in thousands, except contract rates):

	Average Contract Rate	U.S. Notional Contract Value	U.S. Fair Value
Non-Designated - For US Dollars
Euro	1.0604	$(102,403)	$778
Japanese Yen	111.8689	$15,600	$(72)
South Korean Won	1,156.4845	$20,274	$(690)
Chinese Renminbi	6.8950	$8,693	$(9)
Singapore Dollar	1.4000	$(5,008)	$9
Malaysian Ringgit	4.4621	$2,068	$(13)

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of April 1, 2017 (“Evaluation Date”).  The controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

In November 2016, we completed the acquisition of Rofin-Sinar Technologies, Inc. (“Rofin”).  We are in the process of integrating Rofin into our systems and control environment as of April 1, 2017.  We believe that we have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during this integration.  Other than the impact of this business acquisition, there has been no change in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended April 1, 2017.

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

•
complexities associated with managing the combined businesses, including difficulty addressing possible differences in corporate cultures and management philosophies and the challenge of integrating products, services, complex and different information technology systems (including different Enterprise Management Systems), control and compliance processes, technology, networks and other assets of each of the companies in a cohesive manner; and

•
potential unknown liabilities and unforeseen increased expenses or delays related to the merger and the integration of Rofin, including as a result of the requirement for holding separate Rofin’s business located in Hull, England.

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
In November 2016 we entered into the Credit Agreement which provided for a 670 million Euro term loan, all of which was drawn, and a $100 million revolving credit facility, under which a 10 million Euro letter of credit has been issued. In May 2017, we entered into Amendment No. 1 and Waiver to the credit agreement, which amended certain provisions of the credit agreement. Due to principal payments made in the first six months of fiscal 2017, as of the time of the amendment, the outstanding principal of the Euro Term Loan was decreased to 636.7 million Euros. See item 1. FINANCIAL STATEMENTS. Note 19, “Subsequent Event” for a discussion of Amendment No. 1 and Waiver to the Credit Agreement entered into on May 8, 2017. We may incur additional indebtedness in the future by accessing the revolving credit facility under the Credit Agreement and/or entering into new financing arrangements. Our ability to pay interest and repay the principal of our current indebtedness is dependent upon our ability to manage our business operations and the ongoing interest rate environment. There can be no assurance that we will be able to manage any of these risks successfully.
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

•
our ability to manage our manufacturing capacity and that of our suppliers, including our ability to successfully expand our manufacturing capacity in Göttingen, Germany and add optics fabrication capacity at our site in Richmond, California;

•	our ability to successfully internally transfer products as part of our integration efforts;

•	our reliance on contract manufacturing;

•	our reliance in part upon the ability of our OEM customers to develop and sell systems that incorporate our laser products;

•	our customers' ability to manage their susceptibility to adverse economic conditions;

•	the rate of market acceptance of our new products;

•	the ability of our customers to pay for our products;

•	expenses associated with acquisition-related activities;

•	seasonal sales trends;

•	access to applicable credit markets by us, our customers and their end customers;

•	delays or reductions in customer purchases of our products in anticipation of the introduction of new and enhanced products by us or our competitors;

•	our ability to control expenses;

•	the level of capital spending of our customers;

•	potential excess and/or obsolescence of our inventory;

•	costs and timing of adhering to current and developing governmental regulations and reviews relating to our products and business;

•	costs related to acquisitions of technology or businesses;

•	impairment of goodwill, intangible assets and other long-lived assets;

•	our ability to meet our expectations and forecasts and those of public market analysts and investors;

•	the availability of research funding by governments with regard to our customers in the scientific business, such as universities;

•	continued government spending on defense-related and scientific research projects where we are a subcontractor;

•	maintenance of supply relating to products sold to the government on terms which we would prefer not to accept;

•	changes in policy, interpretations, or challenges to the allowability of costs incurred under government cost accounting standards;

•	damage to our reputation as a result of coverage in social media, Internet blogs or other media outlets;

•	managing our and other parties' compliance with contracts in multiple languages and jurisdictions;

•	managing our internal and third party sales representatives and distributors, including compliance with all applicable laws;

•	impact of government economic policies on macroeconomic conditions;

•	costs and expenses from litigation;

•	costs associated with designing around or payment of licensing fees associated with issued patents in our fields of business;

•	government support of alternative energy industries, such as solar;

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

In the flat panel display market, there are a relatively limited number of manufacturers who are the end customers for our annealing products.  In the first and second quarters of fiscal 2017, Advanced Process Systems Corporation, an integrator in the flat panel display market based in South Korea, contributed more than 10% of our revenue. Given macroeconomic conditions, varying consumer demand and technical process limitations at manufacturers, our customers may seek to reschedule or cancel orders. These larger flat panel-related systems have large average selling prices. Any rescheduling or canceling of such orders by our customers will likely have a significant impact on our quarterly or annual net sales and results of operations and could negatively impact inventory values and backlog. Additionally, challenges in meeting evolving technological requirements for these complex products by us and our suppliers could also result in delays in shipments, rescheduled or canceled orders by our customers. This could negatively impact our backlog, timing of net sales and results of operations.

As of April 1, 2017, flat panel display systems represented 60% of our backlog. Since our backlog includes higher average selling price flat panel display systems, any delays or cancellation of shipments could have a material adverse effect on our financial results.

Some of our laser systems are complex in design and may contain defects that are not detected until deployed by our customers, which could increase our costs and reduce our net sales.

Lasers and laser systems are inherently complex in design and require ongoing regular maintenance. The manufacture of our lasers, laser products and systems involves a highly complex and precise process. As a result of the technological complexity of our products, in particular our excimer laser annealing tools (ELA) used in the flat panel display market, changes in our or our suppliers' manufacturing processes or the inadvertent use of defective materials by us or our suppliers could result in a material adverse effect on our ability to achieve acceptable manufacturing yields and product reliability. To the extent that we do not achieve and maintain our projected yields or product reliability, our business, operating results, financial condition and customer relationships would be adversely affected. We provide warranties on a majority of our product sales, and reserves for estimated warranty costs are recorded during the period of sale. The determination of such reserves requires us to make estimates of failure rates and expected costs to repair or replace the products under warranty. We typically establish warranty reserves based on historical warranty costs for each product line. If actual return rates and/or repair and replacement costs differ significantly from our estimates, adjustments to cost of sales may be required in future periods which could have an adverse effect on our results of operations.

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

For both the three and six months ended April 1, 2017, 81% of our net sales were derived from customers outside of the United States. For fiscal 2016, fiscal 2015 and fiscal 2014, 76%, 73%, and 74%, respectively, of our net sales were derived from customers outside of the United States. A majority of Rofin’s sales have also been to customers outside of the United States in recent years. We anticipate that foreign sales, particularly in Asia, will continue to account for a significant portion of our net sales in the foreseeable future.

A global economic slowdown or a natural disaster could have a negative effect on various foreign markets in which we operate, such as the earthquake, tsunami and resulting nuclear disaster in Japan and the flooding in Thailand in recent years. Such a slowdown may cause us to reduce our presence in certain countries, which may negatively affect the overall level of business in such countries. Our foreign sales are primarily through our direct sales force. Additionally, some foreign sales are made through foreign distributors and representatives. Our foreign operations and sales are subject to a number of risks, including:

•	longer accounts receivable collection periods;

•	the impact of recessions and other economic conditions in economies outside the United States;

•	unexpected changes in regulatory requirements;

•	certification requirements;

•	environmental regulations;

•	reduced protection for intellectual property rights in some countries;

•	potentially adverse tax consequences;

•	political and economic instability;

•	import/export regulations, tariffs and trade barriers;

•	compliance with applicable United States and foreign anti-corruption laws;

•	less than favorable contract terms;

•	reduced ability to enforce contractual obligations;

•	cultural and management differences;

•	reliance in some jurisdictions on third party sales channel partners;

•	preference for locally produced products; and

•	shipping and other logistics complications.

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

In recent years, there has been significant litigation in the United States and around the world involving patents and other intellectual property rights. This has been seen in our industry, for example in the concluded patent-related litigation between IMRA America, Inc. ("Imra") and IPG Photonics Corporation and in Imra's litigation against two of our German subsidiaries. From time to time, like many other technology companies, we have received communications from other parties asserting the existence of patent rights, copyrights, trademark rights or other intellectual property rights which such third parties believe may cover certain of our products, processes, technologies or information. In the future, we may be a party to litigation to protect our intellectual property or as a result of an alleged infringement of others' intellectual property whether through direct claims or by way of indemnification claims of our customers, as, in some cases, we contractually agree to indemnify our customers against third-party infringement claims relating to our products. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages or invalidation of our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation could also force us to do one or more of the following:

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

Additional competitors may enter the markets in which we serve, both foreign and domestic, and we are likely to compete with new companies in the future. We may encounter potential customers that, due to existing relationships with our competitors, are committed to the products offered by these competitors. Further, our current or potential customers may determine to develop and produce products for their own use which are competitive to our products. Such vertical integration could reduce the market opportunity for our products. As a result of the foregoing factors, we expect that competitive pressures may result in price reductions, reduced margins, loss of sales and loss of market share. In addition, in markets where there are a limited number of customers, competition is particularly intense.

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

For the three and six months ended April 1, 2017, our research and development costs were $30.5 million (7.2% of net sales) and $57.6 million (7.5% of net sales), respectively. For our fiscal years 2016, 2015 and 2014, our research and development costs were $81.8 million (9.5% of net sales), $81.5 million (10.2% of net sales) and $79.1 million (10.0% of net sales), respectively. We cannot assure you that our expenditures for research and development will result in the introduction of new products or, if such products are introduced, that those products will achieve sufficient market acceptance or to generate sales to offset the costs of development. Our failure to address rapid technological changes in our markets could adversely affect our business and results of operations.

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
As a global company, we are subject to taxation in the United States and various other countries and jurisdictions. Significant judgment is required to determine our worldwide tax liabilities. A number of factors may affect our future effective tax rates including, but not limited to:

•
changes in our current and future global structure based on the Rofin acquisition and restructuring that involved significant movement of U.S. and foreign entities and our ability to maintain favorable tax treatment as a result of various Rofin restructuring efforts and business activities;

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

10.1
Amendment No. 1 and Waiver to Credit Agreement, dated as of May 8, 2017, by and among Coherent, Inc., Coherent Holding GmbH, the Guarantors party thereto, the Lenders party thereto and Barclays Bank PLC, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 9, 2017).

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

Coherent, Inc.
(Registrant)

Date:	May 10, 2017	/s/:	JOHN R. AMBROSEO
John R. Ambroseo
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2017	/s/:	KEVIN PALATNIK
Kevin Palatnik
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1
Amendment No. 1 and Waiver to Credit Agreement, dated as of May 8, 2017, by and among Coherent, Inc., Coherent Holding GmbH, the Guarantors party thereto, the Lenders party thereto and Barclays Bank PLC, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 9, 2017).

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