Form 10-Q
period 2017-07-01
COHERENT INC
filed 2017-08-09
CIK 21510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ___________________________________________________
FORM 10-Q
 ___________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 1, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares outstanding of registrant’s common stock, par value $.01 per share, on August 8, 2017 was 24,631,458.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net sales	$464,107	$218,767	$1,233,013	$608,924
Cost of sales	256,921	124,208	704,798	341,868
Gross profit	207,186	94,559	528,215	267,056
Operating expenses:
Research and development	30,483	21,441	88,103	61,536
Selling, general and administrative	72,383	46,256	218,602	123,970
Gain from business combination	—	—	(5,416)	—
Amortization of intangible assets	3,743	574	13,060	1,975
Total operating expenses	106,609	68,271	314,349	187,481
Income from operations	100,577	26,288	213,866	79,575
Other income (expense):
Interest income	282	351	560	854
Interest expense	(7,494)	(63)	(24,456)	(108)
Other—net	(730)	564	10,871	(1,896)
Total other income (expense), net	(7,942)	852	(13,025)	(1,150)
Income from continuing operations before income taxes	92,635	27,140	200,841	78,425
Provision for income taxes	29,764	8,490	65,084	21,708
Net income from continuing operations	62,871	18,650	135,757	56,717
Loss from discontinued operations, net of income taxes	(1,754)	—	(2,387)	—
Net income	$61,117	$18,650	$133,370	$56,717

Basic net income per share:
Income per share from continuing operations	$2.56	$0.77	$5.55	$2.35
Loss per share from discontinued operations, net of income taxes	$(0.07)	$—	$(0.10)	$—
Net income per share	$2.49	$0.77	$5.45	$2.35

Diluted net income per share:
Income per share from continuing operations	$2.53	$0.76	$5.49	$2.33
Loss per share from discontinued operations, net of income taxes	$(0.07)	$—	$(0.10)	$—
Net income per share	$2.46	$0.76	$5.39	$2.33

Shares used in computation:
Basic	24,537	24,192	24,460	24,108
Diluted	24,823	24,467	24,741	24,355

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended		Nine Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016

Net income	$61,117	$18,650	$133,370	$56,717
Other comprehensive income (loss): (1)
Translation adjustment, net of taxes (2)	19,893	(6,396)	15,815	(1,334)
Net loss on derivative instruments, net of taxes (3)	—	—	—	(28)
Changes in unrealized gains (losses) on available-for-sale securities, net of taxes (4)	—	(37)	(3,334)	2,426
Defined benefit pension plans, net of taxes (5)	(401)	—	133	—
Other comprehensive income (loss), net of tax	19,492	(6,433)	12,614	1,064
Comprehensive income	$80,609	$12,217	$145,984	$57,781

(1)	Reclassification adjustments were not significant during the three and nine months ended July 1, 2017 and July 2, 2016.

(2)
Tax expenses (benefits) of $0 and $(326) were provided on translation adjustments during the three and nine months ended July 1, 2017, respectively.  Tax expenses of $185 and $304 were provided on translation adjustments during the three and nine months ended July 2, 2016, respectively.

(3)	Tax expenses (benefits) of $0 and $(17) were provided on net gain (loss) on derivative instruments during the three and nine months ended July 2, 2016, respectively.

(4)
Tax expenses (benefits) of $0 and $(1,878) were provided on changes in unrealized gains (losses) on available-for-sale securities for the three and nine months ended July 1, 2017, respectively. Tax expenses (benefits) of $(22) and $1,415 were provided on changes in unrealized gains (losses) on available-for-sale securities for the three and nine months ended July 2, 2016, respectively.

(5)	Tax benefits of $(56) and $(35) were provided on changes in defined benefit pension plans for the three and nine months ended July 1, 2017, respectively.

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except par value)

	July 1, 2017	October 1, 2016
ASSETS
Current assets:
Cash and cash equivalents	$472,307	$354,347
Restricted cash	1,060	—
Short-term investments	120	45,606
Accounts receivable—net of allowances of $5,934 and $2,420, respectively	277,853	165,715
Inventories	402,849	212,898
Prepaid expenses and other assets	74,827	37,073
Assets held-for-sale	32,556	—
Total current assets	1,261,572	815,639
Property and equipment, net	268,622	127,443
Goodwill	410,417	101,458
Intangible assets, net	202,690	13,874
Non-current restricted cash	12,524	—
Other assets	122,604	102,734
Total assets	$2,278,429	$1,161,148

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current-portion of long-term obligations	$5,485	$20,000
Accounts payable	72,755	45,182
Income taxes payable	71,427	19,870
Other current liabilities	229,642	116,442
Total current liabilities	379,309	201,494
Long-term obligations	652,700	—
Other long-term liabilities	178,378	48,826
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, Authorized—500,000 shares, par value $.01 per share:
Outstanding—24,631 shares and 24,324 shares, respectively	245	242
Additional paid-in capital	162,525	151,298
Accumulated other comprehensive income (loss)	7,314	(5,300)
Retained earnings	897,958	764,588
Total stockholders’ equity	1,068,042	910,828
Total liabilities and stockholders’ equity	$2,278,429	$1,161,148

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended
	July 1, 2017	July 2, 2016
Cash flows from operating activities:
Net income	$133,370	$56,717
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,576	19,410
Amortization of intangible assets	44,303	6,201
Gain on business combination	(5,416)	—
Deferred income taxes	1,964	(3,356)
Amortization of debt issuance cost	2,970	—
Stock-based compensation	19,078	14,821
Non-cash restructuring charges	4,395	—
Other non-cash expense	201	387
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(23,519)	(4,195)
Inventories	4,067	(43,627)
Prepaid expenses and other assets	(3,902)	(4,809)
Other long-term assets	(3,319)	(577)
Accounts payable	6,535	9,824
Income taxes payable/receivable	28,319	(2,759)
Other current liabilities	39,849	4,519
Other long-term liabilities	5,729	2,065
Cash flows from discontinued operations	(918)	—
Net cash provided by operating activities	285,282	54,621

Cash flows from investing activities:
Purchases of property and equipment	(45,352)	(28,310)
Proceeds from dispositions of property and equipment	1,002	422
Purchases of available-for-sale securities	—	(180,842)
Proceeds from sales and maturities of available-for-sale securities	25,113	144,966
Acquisition of businesses, net of cash acquired	(740,481)	—
Cash flows from discontinued operations	(649)	—
Net cash used in investing activities	(760,367)	(63,764)

Cash flows from financing activities:
Short-term borrowings	7,602	54,792
Repayments of short-term borrowings	(29,240)	(34,792)
Proceeds from long-term borrowings	740,685	—
Repayments of long-term borrowings	(88,826)	—
Cash paid to subsidiaries' minority shareholders	(816)	—
Issuance of common stock under employee stock option and purchase plans	8,111	7,249
Net settlement of restricted common stock	(15,690)	(5,414)
Increase in cash overdraft	—	880
Debt issuance costs	(26,367)	(2,530)
Net cash provided by financing activities	595,459	20,185
Effect of exchange rate changes on cash, cash equivalents and restricted cash	11,170	(2,242)
Net increase in cash, cash equivalents and restricted cash	131,544	8,800
Cash, cash equivalents and restricted cash, beginning of period	354,347	130,607
Cash, cash equivalents and restricted cash, end of period	$485,891	$139,407

Noncash investing and financing activities:
Unpaid property and equipment purchases	$1,950	$2,538
Use of previously owned equity shares in acquisition	$20,685	$—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows.

	July 1, 2017	July 2, 2016
Cash and cash equivalents	$472,307	$139,407
Restricted cash, current	1,060	—
Restricted cash, non-current	12,524	—
Total Cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$485,891	$139,407
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

As a result of the acquisition of Rofin in the first quarter of fiscal 2017, we reorganized our prior two reporting segments (Specialty Laser Systems and Commercial Lasers and Components) into two new reporting segments for the combined company based upon the organizational structure of the combined company and how the chief operating decision maker ("CODM") receives and utilizes information provided to allocate resources and make decisions: OEM Laser Sources (“OLS”) and Industrial Lasers & Systems (“ILS”). Accordingly, our segment information was restated retroactively in the first quarter of fiscal 2017. Rofin's operating results have been included primarily in our Industrial Lasers & Systems segment.

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

In April 2015, the FASB issued amended guidance that simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amended guidance. The new standard became effective for our fiscal year beginning October 2, 2016. We elected to early adopt the standard in the second quarter of fiscal 2016 and had recorded debt issuance costs of $5.2 million in other assets as of October 1, 2016 for the debt commitment we entered into in the second quarter of fiscal 2016 because the debt was not outstanding as of October 1, 2016. The debt issuance costs related to the term loan facility were reclassified to debt in the first quarter of fiscal 2017 when we drew down the debt.

Recently Issued Accounting Pronouncements

In May 2017, the FASB issued amended guidance about which changes to the terms or conditions of a share-based payment require an entity to apply modification accounting. Under the new guidance, an entity should account for the effects of a modification unless, comparing to the original award prior to modification, the fair value, the vesting conditions and the classification as equity or as a liability of the modified award are all the same. The amendments in this update should be applied prospectively to an award modified on or after the adoption date. The new standard will become effective for our fiscal year beginning September 30, 2018. We are currently assessing the impact of this amended guidance.

In January 2017, the FASB issued amended guidance that simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the existing guidance, when computing the implied fair value of goodwill under Step 2, an entity is required to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under the amendments in this update, an entity should simply perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. The new standard will become effective for our fiscal year beginning October 2, 2021. We plan to elect early adoption of the standard in the fourth quarter of fiscal 2017.

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

In March 2016, the FASB issued amended guidance that simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Under the new guidance, an entity recognizes all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement. This change eliminates the notion of the APIC pool and significantly reduces the complexity and cost of accounting for excess tax benefits and tax deficiencies. The new standard will become effective for our fiscal year beginning October 1, 2017. Upon adoption in the first quarter of fiscal 2018, we expect to recognize a windfall tax benefit as a cumulative effect adjustment increase to our opening retained earnings of approximately $22 million to $25 million together with a comparable increase in deferred tax assets.

In May 2014, the FASB amended the Accounting Standards Codification and created a new Topic 606, "Revenue from Contracts with Customers". In May 2016, accounting guidance was issued to clarify the not yet effective revenue recognition guidance issued in May 2014. This additional guidance does not change the core principle of the revenue recognition guidance issued in May 2014, rather, it provides clarification of accounting for collections of sales taxes as well as recognition of revenue (i) associated with contract modifications, (ii) for noncash consideration, and (iii) based on the collectability of the consideration from the customer. The guidance also specifies when a contract should be considered “completed” for purposes of applying the transition guidance. The effective date and transition requirements for this guidance are the same as the effective date and transition requirements for the guidance previously issued in 2014, which is effective for our fiscal year 2019, which begins September 30, 2018. We are currently evaluating the new guidance and do not expect the guidance to have a material impact on our financial statements. We have not decided upon the method of adoption.

3.     BUSINESS COMBINATIONS
Fiscal 2017 Acquisitions
Rofin
On November 7, 2016, we completed our acquisition of Rofin pursuant to the Merger Agreement dated March 16, 2016. Rofin is one of the world's leading developers and manufacturers of high-performance industrial laser sources and laser-

based solutions and components. Rofin's operating results have been included primarily in our Industrial Lasers & Systems segment.

As a condition of the acquisition, we are required to divest ourselves of Rofin’s low power CO2 laser business based in Hull, United Kingdom (the "Hull Business"), and will report this business separately as a discontinued operation until it is divested (See Note 18, "Discontinued Operations").

In the third quarter of fiscal 2017, we entered into an agreement with a potential purchaser of the Hull Business and submitted our proposed purchaser to the European Commission for its review and approval, including the terms under which the purchase and operation of the Hull Business will occur. The European Commission has not yet determined whether it will approve or decline our proposed purchaser and the terms of such divestiture.

Due to the timing of the acquisition, the total purchase consideration has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on a preliminary valuation analysis. These preliminary values may change in future reporting periods upon finalization of the valuation, which will occur no later than the fourth quarter of fiscal 2017.

The total purchase consideration allocated to net assets acquired was approximately $936.3 million and consisted of the following (in thousands):

Cash consideration to Rofin's shareholders	$904,491
Cash settlement paid for Rofin employee stock options	15,290
Total cash payments to Rofin shareholders and option holders	919,781
Add: fair value of previously owned Rofin shares	20,685
Less: post-merger stock compensation expense	(4,152)
Total purchase price to allocate	$936,314

The acquisition was an all-cash transaction at a price of $32.50 per share of Rofin common stock. We funded the payment of the aggregate consideration with a combination of our available cash on hand and the proceeds from the Euro Term Loan described in Note 9. The total payment of $15.3 million due to the cancellation of options held by employees of Rofin was allocated between total estimated merger consideration of $11.1 million and post-merger stock-based compensation expense of $4.2 million based on the portion of the total service period of the underlying options that had not been completed by the merger date.

We recognized a gain of $5.4 million in the first quarter of fiscal 2017 on the increase in fair value from the date of purchase for the shares of Rofin we owned before the acquisition.

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

In the third quarter of fiscal 2017, we re-evaluated the carrying value of the Hull Business that has been presented as assets held for sale since the acquisition. Approximately $33.9 million of goodwill was reallocated from the assets held for sale to the remaining business acquired as we are within the remeasurement period.

Our preliminary allocation of the purchase price is as follows (in thousands):

Cash, cash equivalents and short-term investments	$163,425
Accounts receivable	90,877
Inventory	189,869
Prepaid expenses and other assets	16,111
Assets held-for-sale, current	29,545
Property and equipment	126,507
Other assets	31,464
Intangible assets:
Existing technology	169,029
In-process research and development	6,000
Backlog	5,600
Customer relationships	39,209
Trademarks	5,699
Patents	300
Goodwill	298,539
Current portion of long-term obligations	(3,633)
Current liabilities held for sale	(7,001)
Accounts payable	(21,603)
Other current liabilities	(67,452)
Long-term debt	(11,641)
Other long-term liabilities	(124,530)
Total	$936,314
The fair value write-up of acquired finished goods and work-in-process inventory was $26.8 million, which was amortized over the expected period during which the acquired inventory is sold, or 6 months. Accordingly, for the three and nine months ended July 1, 2017, we recorded $4.4 million and $26.4 million, respectively, of incremental cost of sales associated with the fair value write-up of inventory acquired in the merger with Rofin. The fair value write-up of inventory acquired was fully amortized as of July 1, 2017.

The fair value write-up of acquired property, plant and equipment of $36.8 million will be amortized over the useful lives of the assets, ranging from 3 to 31 years. Property, plant and equipment is valued at its value-in-use, unless there was a known plan to dispose of the asset.

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

In-process research and development (“IPR&D”) consists of two projects that have not yet reached technological feasibility. Acquired IPR&D assets are initially recognized at fair value and are classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. The value assigned to IPR&D was determined by considering the value of the products under development to the overall development plan, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. During the development period, these assets will not be amortized as charges to earnings; instead these assets will be subject to periodic impairment testing. Upon successful completion of the development process for the acquired IPR&D projects, the assets would then be considered finite-lived intangible assets and amortization of the assets will commence. The projects have not been completed as of July 1, 2017.

We expensed $0.4 million and $17.6 million of acquisition-related costs as selling, general and administrative expenses in our consolidated statements of operations in the three and nine months ended July 1, 2017, respectively.

The results of this acquisition were included in our consolidated operations beginning on November 7, 2016. The amount of continuing Rofin net sales and net loss from continuing operations included in our condensed consolidated statements of operations for the three months ended July 1, 2017 was approximately $116.5 million and $6.5 million, respectively. The amount of continuing Rofin net sales and net loss from continuing operations included in our condensed consolidated statements of operations for the nine months ended July 1, 2017 was approximately $301.6 million and $36.4 million, respectively.

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

	Three Months Ended		Nine Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Total net sales	$472,027	$344,707	$1,294,841	$954,044
Net income (loss)	$64,558	$17,465	$159,260	$(21,093)
Net income (loss) per share:
Basic	$2.63	$0.72	$6.51	$(0.87)
Diluted	$2.60	$0.71	$6.44	$(0.87)
The unaudited pro forma financial information above includes the net income of Rofin’s low power CO2 laser business based in Hull, United Kingdom, which is recorded as a discontinued operation in the three and nine months ended July 1, 2017. See Note 18, "Discontinued Operations".

The unaudited pro forma financial information above reflects the following material adjustments:

•	Incremental amortization and depreciation expense related to the estimated fair value of identifiable intangible assets and property, plant and equipment from the purchase price allocation.

•
The exclusion of amortization of inventory step-up to its estimated fair value from the three and nine months ended July 1, 2017 and the addition of the amortization to the three and nine months ended July 2, 2016.

•
The exclusion of revenue adjustments as a result of the reduction in customer deposits and deferred revenue related to its estimated fair value from the nine months ended July 1, 2017 and the addition of these adjustments to the nine months ended July 2, 2016.

•	Incremental interest expense and amortization of debt issuance costs related to our Euro Term Loan and Revolving Credit Facility (as defined in Note 9, "Borrowings").

•
The exclusion of acquisition costs incurred by both Coherent and Rofin from the three and nine months ended July 1, 2017 and the addition of these costs to the three and nine months ended July 2, 2016.

•
The exclusion of a stock-based compensation charge related to the acceleration of Rofin options from the nine months ended July 1, 2017 and the addition of this charge to the nine months ended July 2, 2016.

•	The exclusion of a gain on business combination for our previously owned shares of Rofin from the nine months ended July 1, 2017 and the addition of this gain to the nine months ended July 2, 2016.

•
The exclusion of a foreign exchange gain on forward contracts related to our debt commitment and debt issuance from the nine months ended July 1, 2017 and the addition of this gain to the nine months ended July 2, 2016.

•	The estimated tax impact of the above adjustments.

4.     FAIR VALUES

We have not changed our valuation techniques in measuring the fair value of any financial assets and liabilities during the period. We recognize transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers between levels during the periods presented. As of July 1, 2017 and October 1, 2016, we did not have any assets or liabilities valued based on Level 3 valuations.

Financial assets and liabilities measured at fair value as of July 1, 2017 and October 1, 2016 are summarized below (in thousands):

	Aggregate Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Aggregate Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	July 1, 2017			October 1, 2016
		(Level 1)	(Level 2)		(Level 1)	(Level 2)
Assets:
Cash equivalents:
Money market fund deposits	$83,117	$83,117	$—	$237,142	$237,142	$—
Short-term investments:
U.S. Treasury and agency obligations (2)	120	—	120	125	—	125
Commercial paper (2)	—	—	—	24,999	—	24,999
Equity securities (1)	—	—	—	20,482	20,482	—
Prepaid and other assets:
Foreign currency contracts (3)	2,531	—	2,531	889	—	889
Mutual funds — Deferred comp and supplemental plan (4)	17,727	17,727	—	14,399	14,399	—
Total	$103,495	$100,844	$2,651	$298,036	$272,023	$26,013

Liabilities:
Other current liabilities:
Foreign currency contracts (3)	(191)	—	(191)	(3,100)	—	(3,100)
Total	$103,304	$100,844	$2,460	$294,936	$272,023	$22,913

 ___________________________________________________

(1)	Valuations are based upon quoted market prices.

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

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	July 1, 2017
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$472,307	$—	$—	$472,307

Short-term investments:
Available-for-sale securities:
U.S. Treasury and agency obligations	$120	$—	$—	$120
Total short-term investments	$120	$—	$—	$120

	October 1, 2016
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$354,347	$—	$—	$354,347

Short-term investments:
Available-for-sale securities:
Commercial paper	$24,999	$—	$—	$24,999
U.S. Treasury and agency obligations	125	—	—	125
Equity Securities	15,269	5,213	—	20,482
Total short-term investments	$40,393	$5,213	$—	$45,606

None of the unrealized losses as of July 1, 2017 or October 1, 2016 were considered to be other-than-temporary impairments.

The amortized cost and estimated fair value of available-for-sale investments in debt securities as of July 1, 2017 and October 1, 2016 classified as short-term investments on our condensed consolidated balance sheet were as follows (in thousands):

	July 1, 2017		October 1, 2016
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Investments in available-for-sale debt securities due in less than one year	$120	$120	$25,124	$25,124

During the three and nine months ended July 1, 2017, we received proceeds totaling $0.0 million and $0.1 million, respectively from the sale of available-for-sale securities and realized no gross gains or losses. During the three and nine months ended July 2, 2016, we received proceeds totaling $15.5 million and $44.1 million, respectively, from the sale of available-for-sale securities and realized gross gains of less than $0.1 million and $0.1 million, respectively.

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

Non-Designated Derivatives

The outstanding notional contract and fair value asset (liability) amounts of non-designated hedge contracts, with maximum maturity of four months, are as follows (in thousands):

	U.S. Notional Contract Value		U.S. Fair Value
	July 1, 2017	October 1, 2016	July 1, 2017	October 1, 2016
Euro currency hedge contracts
Purchase	$89,850	$91,108	$1,606	$162
Sell	$—	$(750,454)	$—	$(2,234)

Japanese Yen currency hedge contracts
Purchase	$—	$—	$—	$—
Sell	$(25,329)	$(36,450)	$343	$(343)

South Korean Won currency hedge contracts
Purchase	$—	$31,248	$550	$413
Sell	$(24,675)	$(37,929)	$—	$(152)

Chinese RMB currency hedge contracts
Purchase	$—	$—	$—	$—
Sell	$(16,193)	$(25,237)	$(185)	$(91)

Other foreign currency hedge contracts
Purchase	$7,629	$6,033	$32	$(4)
Sell	$(1,786)	$(1,775)	$(6)	$38

The fair value of our derivative instruments is included in prepaid expenses and other assets and in other current liabilities in our Condensed Consolidated Balance Sheets (See Note 4).

During the three and nine months ended July 1, 2017, we recognized a gain of $5.6 million and a gain of $15.0 million, respectively, in other income (expense) for derivative instruments not designated as hedging instruments. During the three and nine months ended July 2, 2016, we recognized a loss of $4.9 million and a loss of $7.4 million, respectively, in other income (expense) for derivative instruments not designated as hedging instruments.

Designated Derivatives

Cash flow hedges related to anticipated transactions are designated and documented at the inception of the hedge when we enter into contracts for specific future transactions. Cash flow hedges are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of OCI in stockholder's equity and is reclassified into earnings when the underlying transaction affects earnings. We had no cash flow hedges outstanding at July 1, 2017 or October 1, 2016. Changes in the fair value of currency forward contracts due to changes in time value are excluded from the assessment of effectiveness and recognized in other income (expense) as incurred. We classify the cash flows from the foreign exchange forward contracts that are accounted for as cash flow hedges in the same section as the underlying item, primarily within cash flows from operating activities since we do not designate our cash flow hedges as investing or financing activities.

During the three and nine months ended July 2, 2016, we recorded losses in OCI and in other income (expense) related to the accounting for derivatives designated as cash flow hedges. These losses were not material. During the three and nine months ended July 1, 2017, we did not have any activities related to designated cash flow hedges.

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

7.    GOODWILL AND INTANGIBLE ASSETS

During the nine months ended July 1, 2017, we noted no indications of impairment or triggering events to cause us to review goodwill for potential impairment. We will conduct our annual goodwill testing during the fourth fiscal quarter.

The changes in the carrying amount of goodwill by segment for the period from October 1, 2016 to July 1, 2017 are as follows (in thousands):

	OEM Laser Sources	Industrial Lasers & Systems	Total
Balance as of October 1, 2016	$97,015	$4,443	$101,458
Additions (see Note 3)	1,644	296,895	298,539
Translation adjustments and other	1,116	9,304	10,420
Balance as of July 1, 2017	$99,775	$310,642	$410,417

Components of our amortizable intangible assets are as follows (in thousands):

	July 1, 2017			October 1, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Existing technology	$205,124	$(52,346)	$152,778	$70,664	$(61,133)	$9,531
Patents	313	(41)	272	—	—	—
Customer relationships	50,300	(11,596)	38,704	15,968	(11,658)	4,310
Trade Name	6,001	(1,306)	4,695	384	(351)	33
In-process research & development	6,241	—	6,241	—	—	—
Total	$267,979	$(65,289)	$202,690	$87,016	$(73,142)	$13,874

For accounting purposes, when an intangible asset is fully amortized, it is removed from the disclosure schedule.

Amortization expense for intangible assets for the nine months ended July 1, 2017 and July 2, 2016 was $44.3 million and $6.2 million, respectively. The change in the accumulated amortization also includes $2.1 million and $0.5 million of foreign exchange impact for the nine months ended July 1, 2017 and July 2, 2016, respectively.

At July 1, 2017, estimated amortization expense for the remainder of fiscal 2017, the next five succeeding fiscal years and all fiscal years thereafter are as follows (in thousands):

Estimated Amortization Expense
2017 (remainder)	$15,056
2018	56,057
2019	52,760
2020	45,574
2021	13,769
2022	3,505
Thereafter	9,728
Total (excluding IPR&D)	$196,449

8.     BALANCE SHEET DETAILS

Inventories consist of the following (in thousands):

	July 1, 2017	October 1, 2016
Purchased parts and assemblies	$114,616	$56,824
Work-in-process	142,876	88,391
Finished goods	145,357	67,683
Total inventories	$402,849	$212,898

Prepaid expenses and other assets consist of the following (in thousands):

	July 1, 2017	October 1, 2016
Prepaid and refundable income taxes	$32,944	$12,415
Other taxes receivable	14,850	10,538
Prepaid expenses and other assets	27,033	14,120
Total prepaid expenses and other assets	$74,827	$37,073

Other assets consist of the following (in thousands):

	July 1, 2017	October 1, 2016
Assets related to deferred compensation arrangements	$31,167	$26,356
Deferred tax assets	78,515	67,157
Other assets	12,922	9,221
Total other assets	$122,604	$102,734

Other current liabilities consist of the following (in thousands):

	July 1, 2017	October 1, 2016
Accrued payroll and benefits	$57,076	$47,506
Deferred revenue	78,642	33,034
Warranty reserve	33,983	15,949
Accrued expenses and other	32,540	18,356
Current liabilities held for sale	7,556	—
Customer deposits	19,845	1,597
Total other current liabilities	$229,642	$116,442

Components of the reserve for warranty costs during the first nine months of fiscal 2017 and 2016 were as follows (in thousands):

	Nine Months Ended
	July 1, 2017	July 2, 2016
Beginning balance	$15,949	$15,308
Additions related to current period sales	27,854	15,298
Warranty costs incurred in the current period	(23,422)	(15,059)
Accruals resulting from acquisitions	14,314	—
Adjustments to accruals related to foreign exchange and other	(712)	(396)
Ending balance	$33,983	$15,151

Other long-term liabilities consist of the following (in thousands):

	July 1, 2017	October 1, 2016
Long-term taxes payable	$35,295	$2,951
Deferred compensation	33,288	28,313
Deferred tax liabilities	55,629	1,468
Deferred revenue	4,544	4,069
Asset retirement obligations liability	5,227	2,796
Defined benefit plan liabilities	42,214	8,123
Other long-term liabilities	2,181	1,106
Total other long-term liabilities	$178,378	$48,826

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

On November 7, 2016 (the "Closing Date"), we entered into a Credit Agreement by and among us, Coherent Holding GmbH, as borrower (the “Borrower”), and certain of our direct and indirect subsidiaries from time to time party thereto, as guarantors, the lenders from time to time party thereto, Barclays Bank PLC, as administrative agent and an L/C Issuer, Bank of America, N.A., as an L/C Issuer, and MUFG Union Bank, N.A., as an L/C Issuer (the "Credit Agreement"). The Credit Agreement provides for a 670.0 million Euro senior secured term loan facility (the "Euro Term Loan") and a $100.0 million senior secured revolving credit facility ("Revolving Credit Facility") with a $30.0 million letter of credit sublimit and a $10.0 million swing line sublimit. The Borrower may increase the aggregate revolving commitments or borrow incremental term loans in an aggregate principal amount not to exceed the sum of $150.0 million and an amount that would not cause the senior secured net leverage ratio to be greater than 2.75 to 1.00, subject to certain conditions, including obtaining additional commitments from the lenders then party to the Credit Agreement or new lenders. On

November 7, 2016, the Borrower borrowed the full 670.0 million Euros under the Euro Term Loan and its proceeds were used to finance the acquisition of Rofin and pay related fees and expenses. On November 7, 2016, we also used 10.0 million Euros of the capacity under the Revolving Credit Facility for the issuance of a letter of credit.

The terms of the Credit Agreement require the Borrower to prepay the term loans in certain circumstances, including from excess cash flow beyond a threshold amount, from the receipt of proceeds from certain dispositions or from the incurrence of certain indebtedness, and from extraordinary receipts resulting in net cash proceeds in excess of $10.0 million in any fiscal year. The Borrower has the right to prepay loans under the Credit Agreement in whole or in part at any time without premium or penalty, subject to customary breakage costs. Revolving loans may be borrowed, repaid and reborrowed until the fifth anniversary of the Closing Date, at which time all outstanding revolving loans must be repaid. The Euro Term Loan matures on the seventh anniversary of the Closing Date, at which time all outstanding principal and accrued and unpaid interest on the Euro Term Loan must be repaid.

On June 30, 2017 and March 31, 2017, we made voluntary principal payments of 45.0 million Euros and 30.0 million Euros, respectively, on the Euro Term Loan. As of July 1, 2017, the outstanding principal amount of the Euro Term Loan was 590.0 million Euros. As of July 1, 2017, the outstanding principal amount of the Revolving Credit Facility was 10.0 million Euro.

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

On May 8, 2017, we entered into Amendment No. 1 and Waiver (the "Repricing Amendment") to the Credit Agreement to, among other things, (i) reduce the applicable interest rate margins with respect to the Euro Term Loans to 1.25% for Euro Term Loans maintained as Base Rate loans and 2.25% for Euro Term Loans maintained as Eurocurrency Rate loans, with stepdowns to 1.00% and 2.00%, respectively, available after May 8, 2018 if the consolidated total gross leverage ratio for Coherent and its restricted subsidiaries is less than 1.50:1.00 and (ii) extend the period during which a prepayment premium may be required for a repricing transaction until six months after the effective date of the Repricing Amendment. In connection with the execution of the Repricing Amendment, we paid arrangement fees of approximately $0.5 million, as well as certain fees and expenses of the administrative agent and the lenders, in accordance with the terms of the Credit Agreement.

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

The Credit Agreement contains customary affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations, and negative covenants, including covenants limiting the ability of us and our subsidiaries to, among other things, incur debt, grant liens, make investments, make certain restricted payments, transact with affiliates, and sell assets. The Credit Agreement also requires us and our subsidiaries to maintain a senior secured net leverage ratio as of the last day of each fiscal quarter of less of than or equal to 3.50 to 1.00. The Credit Agreement contains customary events of default that include, among other things, payment defaults, cross defaults with certain other indebtedness, violation of covenants, inaccuracy of representations and warranties in any material respect, change in control of us and the Borrower, judgment defaults, and bankruptcy and insolvency events. If an event of default exists, the lenders may require the immediate payment of all Obligations, as defined in the Credit Agreement, and may exercise certain other rights and remedies provided for under the Credit Agreement, the other loan documents and applicable law. The acceleration of such obligations is automatic upon the occurrence of a bankruptcy and insolvency event of default. We were in compliance with all covenants at July 1, 2017.

We incurred $28.5 million of debt issuance costs related to the Euro Term Loan and $0.5 million of debt issuance costs to the original lenders related to the Repricing Amendment, which are included in short-term borrowings and current portion of long-term obligations and long-term obligations in the condensed consolidated balance sheets and will be amortized to interest expense over the seven year life of the Euro Term Loan using the effective interest method. We incurred $2.3 million of debt issuance costs in connection with the Revolving Credit Facility which were capitalized and included in prepaid expenses and other assets and other assets in the condensed consolidated balance sheets and will be amortized to interest expense using the straight-line method over the contractual term of five years of the Revolving Credit Facility.

For the three and nine months ended July 1, 2017, we recognized interest expense of $6.1 million and $18.3 million, respectively, and amortization of debt issuance costs of $1.1 million and $2.9 million, respectively, in relation to the Euro Term Loan.

Additional sources of cash available to us were international currency lines of credit and bank credit facilities totaling $28.7 million as of July 1, 2017, of which $23.0 million was unused and available. These unsecured international credit facilities were used in Europe and Japan during the first nine months of fiscal 2017. As of July 1, 2017, we had utilized $5.5 million of the international credit facilities as guarantees in Europe.

Short-term borrowings and current portion of long-term obligations consist of the following (in thousands):

	July 1, 2017	October 1, 2016
Current portion of Euro Term Loan (1)	$3,464	$—
1.3% Term loan due 2024	1,428	—
1.0% State of Connecticut term loan due 2023	370	—
Line of credit borrowings	223	20,000
Total short-term borrowings and current portion of long-term obligations	$5,485	$20,000
(1) Net of debt issuance costs of $4.2 million.

Long-term obligations consist of the following (in thousands):

	July 1, 2017	October 1, 2016
Euro Term Loan due 2024 (1)	$641,905	$—
1.3% Term loan due 2024	8,922	—
1.0% State of Connecticut term loan due 2023	1,873	—
Total long-term obligations	$652,700	$—
(1) Net of debt issuance costs of $24.2 million.

Contractual maturities of our debt obligations as of July 1, 2017 are as follows (in thousands):

Amount
2017 (remainder)	$2,362
2018	9,450
2019	9,450
2020	9,450
2021	9,450
2022	9,450
Thereafter	636,732
Total	$686,344

10.  STOCK-BASED COMPENSATION

Fair Value of Stock Compensation

We recognize compensation expense for all share based payment awards based on the fair value of such awards. The expense is recognized on a straight-line basis over the respective requisite service period of the awards.

Determining Fair Value

The fair values of shares purchased under the Employee Stock Purchase Plan (“ESPP”) for the three and nine months ended July 1, 2017 and July 2, 2016, respectively, were estimated using the following weighted-average assumptions:

	Employee Stock Purchase Plan
	Three Months Ended		Nine Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Expected life in years	0.5	0.5	0.5	0.5
Expected volatility	34.5%	38.5%	30.8%	31.6%
Risk-free interest rate	0.85%	0.37%	0.62%	0.28%
Expected dividend yield	—%	—%	—%	—%
Weighted average fair value per share	$47.36	$21.35	$32.30	$16.08

There were no stock options granted during the three and nine months ended July 1, 2017 and July 2, 2016.

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

	Nine Months Ended
	July 1, 2017	July 2, 2016
Risk-free interest rate	1.3%	1.2%
Volatility	31.0%	27.0%
Weighted average fair value	$163.17	$74.48

We recognize the estimated cost of these awards, as determined under the simulation model, over the related service period of approximately 3 years, with no adjustment in future periods based upon the actual shareholder return over the performance period.

Stock Compensation Expense

The following table shows total stock-based compensation expense and related tax benefits included in the condensed consolidated statements of operations for the three and nine months ended July 1, 2017 and July 2, 2016 (in thousands):

	Three Months Ended		Nine Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Cost of sales	$880	$677	$2,618	$1,876
Research and development	639	610	2,289	1,646
Selling, general and administrative	5,373	4,402	18,323	11,299
Income tax benefit	(1,851)	(1,588)	(5,155)	(3,450)
	$5,041	$4,101	$18,075	$11,371

As a result of our acquisition of Rofin on November 7, 2016, we made a payment of $15.3 million due to the cancellation of options held by employees of Rofin. The payment was allocated between total estimated merger consideration of $11.1 million and post-merger stock-based compensation expense of $4.2 million, recorded in the nine months ended July 1, 2017, based on the portion of the total service period of the underlying options that have not been completed by the merger date.

During the three and nine months ended July 1, 2017, $0.9 million and $2.6 million, respectively, was capitalized into inventory for all stock plans, $0.9 million and $2.4 million, respectively, was amortized to cost of sales and $1.1 million remained in inventory at July 1, 2017. During the three and nine months ended July 2, 2016, $0.7 million and $2.0 million, respectively, was capitalized into inventory for all stock plans, $0.7 million and $1.9 million, respectively, was amortized to cost of sales and $0.8 million remained in inventory at July 2, 2016.

At July 1, 2017, the total compensation cost related to unvested stock-based awards granted to employees under our stock plans but not yet recognized was approximately $38.1 million. We do not estimate forfeitures. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 1.6 years and will be adjusted for subsequent changes in estimated forfeitures.

At July 1, 2017, the total compensation cost related to options to purchase common stock under the ESPP but not yet vested was approximately $1.0 million, which will be recognized over the six month offering period.

Stock Awards Activity

The following table summarizes the activity of our time-based and performance restricted stock units for the first nine months of fiscal 2017 (in thousands, except per share amounts):

	Time Based Restricted Stock Units		Performance Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested stock at October 1, 2016	459	$66.47	169	$74.10
Granted	186	131.54	115	163.17
Vested (1)	(228)	66.03	(104)	77.10
Forfeited	(13)	76.62	(4)	70.57
Nonvested stock at July 1, 2017	404	$118.60	176	$105.34

__________________________________________
(1)Time-based restricted stock units vested during the fiscal year. Performance-based restricted stock units included at 100% of target goal; under the terms of the awards, the recipient may earn between 0% and 200% of the award.

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

On November 7, 2016, we entered into a Credit Agreement, which was amended on May 8, 2017. See Note 9 "Borrowings" for further discussion of the issuance of the financing.

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

The following table presents information necessary to calculate basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Weighted average shares outstanding —basic	24,537	24,192	24,460	24,108
Dilutive effect of employee stock awards	286	275	281	247
Weighted average shares outstanding—diluted	24,823	24,467	24,741	24,355

Net income from continuing operations	$62,871	$18,650	135,757	$56,717
Loss from discontinued operations, net of income taxes	(1,754)	—	(2,387)	—
Net income	$61,117	$18,650	$133,370	$56,717

A total of 0 and 214 potentially dilutive securities have been excluded from the diluted share calculation for the three months ended July 1, 2017 and July 2, 2016, respectively, as their effect was anti-dilutive.

A total of 0 and 71 potentially dilutive securities have been excluded from the diluted share calculation for the nine months ended July 1, 2017 and July 2, 2016, respectively, as their effect was anti-dilutive.

13.  OTHER INCOME (EXPENSE)

Other income (expense) is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Foreign exchange gain (loss)	$(2,439)	$(1,261)	$7,928	$(2,781)
Gain on deferred compensation investments, net	1,136	1,796	2,831	795
Other	573	29	112	90
Other - net	$(730)	$564	$10,871	$(1,896)

14.  INCOME TAXES

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to us and our subsidiaries, adjusted for items which are considered discrete to the period. Our effective tax rates for the three and nine months ended July 1, 2017 were 32.1% and 32.4%, respectively. Our effective tax rates for three and nine months ended July 1, 2017 were lower than the statutory rate of 35% primarily due to differences related to the benefit of income subject to foreign tax rates that are lower than U.S. tax rates including the Singapore tax exemption, the benefit of foreign tax credits and the benefit of federal research and development tax credits. These amounts are partially offset by Rofin transaction costs not deductible for tax purposes, tax costs of Rofin restructuring, ASC 740-10 (formerly FIN48) tax liabilities for transfer pricing, stock-based compensation not deductible for tax purposes and limitations on the deductibility of compensation under IRC Section 162(m).

The effective tax rate on income before income taxes for the third quarter of fiscal 2016 of 31.3% and the effective tax rate on income before income taxes for the first nine months of fiscal 2016 of 27.7% were lower than the statutory rate of 35.0% primarily due to differences related to the benefit of income subject to foreign tax rates that are lower than U.S. tax rates including the Singapore tax exemption, the benefit of foreign tax credits and the benefit of federal research and development tax credits including renewal of the federal research and development tax credits for fiscal 2015. These amounts are partially offset by deemed dividend inclusions under the Subpart F tax rules including an intercompany loan from Coherent Korea that will likely be repaid in fiscal 2017, stock-based compensation not deductible for tax purposes and limitations on the deductibility of compensation under IRC Section 162(m).

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

We had U.S. federal deferred tax assets related to research and development credits, foreign tax credits and other tax attributes that can be used to offset federal taxable income in future periods. These credit carryforwards will expire if they are not used within certain time periods. As of July 1, 2017, management determined that there is sufficient positive evidence to conclude that it is more likely than not sufficient taxable income will exist in the future allowing us to recognize these deferred tax assets. It is possible that some or all these attributes could ultimately expire unused. If facts and circumstances change in the future, management may determine at that time a valuation allowance is necessary. A valuation allowance would materially increase our tax expense in the period applied and would adversely affect our results of operations and statement of financial condition. Changes in our underlying facts or circumstances, such as the impact of the Rofin acquisition, will be continually assessed and we will re-evaluate its position accordingly.

We are subject to taxation and file income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. For U.S. federal income tax purposes, all years prior to 2011 are closed. We agreed to extend the statutes of limitations for our fiscal 2011 and 2012 U.S. federal tax returns to June 30, 2018 due to an ongoing Advanced Pricing Agreement (“APA”) between the U.S. and South Korea. The rollback period of this APA has been resolved favorably by the tax authorities in South Korea and the U.S. through a Mutual Agreement Procedure based on recent correspondence. In March 2016, the Internal Revenue Service (IRS) issued an audit notice and Information Documentation Requests (IDRs) for fiscal 2013. The audit is currently in progress and the statute of limitation was extended to June 30, 2018. In our major foreign jurisdictions and our major state jurisdictions, the years prior to 2011 and 2012, respectively, are closed to examination. Earlier years in our various jurisdictions may remain open for adjustment to the extent that we have tax attribute carryforwards from those years. In July 2015 and March 2016, Coherent Kaiserslautern GmbH (formerly Lumera Laser GmbH) received tax audit notices for the fiscal years 2010 to 2014. The audit began in August 2015. We acquired the shares of Lumera Laser GmbH in December 2012 and, pursuant to the terms of the acquisition agreement, we should not have responsibility for any assessments related to the pre-acquisition period. In July, 2016, Coherent Holding GmbH and Coherent Deutschland GmbH each received a tax audit notice for the fiscal years 2011 to 2014. The audit began August 2016. In November 2016, Coherent GmbH, Coherent LaserSystems GmbH & Co. KG and Coherent Germany GmbH received audit notices for the period that they were in existence during the fiscal years 2011 through 2014. The audit work began in January 2017.

We regularly engage in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions and management believes that it has adequately provided reserves for any adjustments that may result from tax examinations.

The following table summarizes the activity related to the Company's gross unrecognized tax benefits for the nine months ended July 1, 2017 (amounts in thousands):

Nine Months Ended
July 1, 2017
Balance as of the beginning of the year	$20,442
Increase related to acquisitions	26,407
Tax positions related to current year:
Additions	1,678
Reductions	(87)
Tax positions related to prior year:
Additions	3,018
Reductions	—
Settlements	—
Lapses in statutes of limitations	—
Foreign currency revaluation adjustment	1,025
Balance as of end of period	$52,483

As of July 1, 2017, the total amount of gross interest and penalties accrued was approximately $2.0 million, mostly due to the Rofin acquisition, and it is classified as long-term taxes payable in the consolidated balance sheet.

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

Components of net periodic cost were as follows for the three and nine months ended July 1, 2017 and July 2, 2016:

	Three Months Ended		Nine Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Service cost	$566	$134	$1,409	$425
Interest cost	279	15	729	50
Expected return on plan assets	(184)	—	(490)	—
Amortization of prior service cost	19	—	50	—
Amortization of prior net loss	139	—	370	—
Recognized net actuarial loss	387	122	845	410
Net periodic pension cost	$1,206	$271	$2,913	$885

16.  SEGMENT INFORMATION

As a result of the acquisition of Rofin in the first quarter of fiscal 2017, we reorganized our prior two reporting segments (Specialty Laser Systems and Commercial Lasers and Components) into two new reporting segments for the combined company based upon the organizational structure of the combined company and how the chief operating decision maker ("CODM") receives and utilizes information provided to allocate resources and make decisions: OEM Laser Sources (“OLS”) and Industrial Lasers & Systems (“ILS”). Accordingly, our segment information was restated retroactively in the first quarter of fiscal 2017. This segmentation reflects the go-to-market strategies and synergies for our broad portfolio of laser technologies and products. While both segments deliver cost-effective, highly reliable photonics solutions, the OLS business segment is focused on high performance laser sources and complex optical sub-systems, typically used in microelectronics manufacturing, medical diagnostics and therapeutic medical applications, as well as in scientific research. Our ILS business segment delivers high performance laser sources, sub-systems and tools primarily used for industrial laser materials processing, serving important end markets like automotive, machine tool, consumer goods and medical device manufacturing. Rofin's operating results have been included primarily in our Industrial Lasers & Systems segment.

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

The following table provides net sales and income from continuing operations for our operating segments and a reconciliation of our total income from continuing operations to income from continuing operations before income taxes (in thousands):

	Three Months Ended			Nine Months Ended
	July 1, 2017		July 2, 2016	July 1, 2017	July 2, 2016
Net sales:
OEM Laser Sources	$309,925		$183,544	$825,805	$509,416
Industrial Lasers & Systems	154,182		35,223	407,208	99,508
Total net sales	$464,107		$218,767	$1,233,013	$608,924

Income (loss) from continuing operations:
OEM Laser Sources	$120,586		$47,989	$307,046	$131,652
Industrial Lasers & Systems	(1,493)	1,825	(4,459)	(29,571)	(11,293)
Corporate and other	(18,516)		(17,242)	(63,609)	(40,784)
Total income from continuing operations	100,577		26,288	213,866	79,575
Total other income (expense), net	(7,942)		852	(13,025)	(1,150)
Income from continuing operations before income taxes	$92,635		$27,140	$200,841	$78,425

Major Customers

We had one customer during the three and nine months ended July 1, 2017 that accounted for 28.2% and 25.3%, respectively, of net sales. The same customer accounted for 11.3% and 10.6% of net sales for the three and nine months ended July 2, 2016, respectively. We had another customer during the three and nine months ended July 2, 2016 that accounted for 15.8% and 16.8%, respectively, of net sales. The customers purchased primarily from our OLS segment.

We had one customer that accounted for 21.6% and 18.0% of accounts receivable at July 1, 2017 and October 1, 2016, respectively. We had another customer that accounted for 18.7% of accounts receivable at October 1, 2016. The customers purchased primarily from our OLS segment.

17.  RESTRUCTURING CHARGES

In the first quarter of fiscal 2017, we began the implementation of planned restructuring activities in connection with the acquisition of Rofin. These activities primarily relate to the exit from our high power fiber laser product line, change of control payments to Rofin officers, re-grouping of our production lines due to segment reorganization and consolidation of sales and distribution offices, resulting in charges primarily for employee termination, early lease termination and other exit related costs associated with the write-off of property and equipment and inventory.
The following table presents our current liability as accrued on our balance sheets for restructuring charges. The table sets forth an analysis of the components of the restructuring charges and payments and other deductions made against the accrual for the first nine months of fiscal 2017 (in thousands):

	Severance Related	Asset Write Offs	Other	Total
Balances, October 1, 2016	$—	$—	—	$—
Provision	2,703	4,359	—	7,062
Payments and other	(344)	(4,359)	—	(4,703)
Balances, December 31, 2016	2,359	—	—	2,359
Provision	319	(45)	283	557
Payments and other	(892)	45	(104)	(951)
Balances, April 1, 2017	1,786	—	179	1,965
Provision	1,115	82	303	1,500
Payments and other	(1,793)	(82)	(130)	(2,005)
Balances, July 1, 2017	$1,108	$—	$352	$1,460
The current year severance related costs are primarily comprised of severance pay for employees being terminated due to the transition of activities out of Rofin and the consolidation of sales and distribution offices. At July 1, 2017, $1.5 million of accrued restructuring costs were included in other current liabilities. By segment, $1.5 million and $8.6 million of restructuring costs were incurred in the ILS segment and $0.0 million and $0.5 million were incurred in the OLS segment in the three and nine months ended July 1, 2017, respectively. Restructuring charges are recorded in cost of sales, research and development and selling, general and administrative expenses in our condensed consolidated statements of operations.

18.  DISCONTINUED OPERATIONS

Discontinued Operations and Assets Held for Sale

Discontinued operations are comprised of Rofin’s low power CO2 laser business based in Hull, United Kingdom (the "Hull Business"), that we acquired as part of our acquisition of Rofin. As a condition of the acquisition, we are required to divest ourselves of the Hull Business and will report this business separately as a discontinued operation until it is divested. In the third quarter of fiscal 2017, we entered into an agreement with a potential purchaser of the Hull Business and submitted our proposed purchaser to the European Commission for its review and approval, including the terms under which the purchase and operation of the Hull Business will occur. The European Commission has not yet determined whether it will approve or decline our proposed purchaser and the terms of such divestiture.

For financial statement purposes, the results of operations for this discontinued business have been segregated from those of the continuing operations and are presented in our condensed consolidated financial statements as discontinued operations and the net assets of the remaining discontinued business have been presented as current assets and current liabilities held for sale.

The results of discontinued operations for the three and nine months ended July 1, 2017 are as follows (in thousands):

	Three Months Ended	Nine Months Ended
	July 1, 2017	July 1, 2017
Net sales	$7,920	$20,296
Cost of sales	5,349	14,337
Operating expenses	2,771	6,924
Impairment loss	1,249	1,249
Other expense	5	173
Income tax expense	300	—
Net loss from discontinued operations	$(1,754)	$(2,387)

In the third quarter of fiscal 2017, we re-evaluated the carrying value of the Hull Business that has been presented as assets held for sale since the acquisition. Approximately $33.9 million of goodwill was reallocated from the assets held for sale to the remaining business acquired as we are within the remeasurement period. In addition, we recorded a $1.2 million impairment charge on the remaining net assets to write them down to reflect our best estimate of fair value less costs to sell using all information available at that time and included the net loss in discontinued operations. Current assets and current liabilities classified as held for sale as of July 1, 2017 related to discontinued operations are as follows (in thousands):

Accounts receivable	$6,936
Inventories	4,991
Prepaid expenses and other assets	383
Property and equipment	10,475
Intangible assets	9,771
Total current assets held for sale	$32,556

Accounts payable	$1,973
Other current liabilities	5,583
Total current liabilities held for sale	$7,556

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

KEY PERFORMANCE INDICATORS

Below is a summary of some of the quantitative performance indicators (as defined below) that are evaluated by management to assess our financial performance. Some of the indicators are non-GAAP measures and should not be considered as an alternative to any other measure for determining operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. As previously announced during our first quarter earnings call held on February 7, 2017, management has determined that we will no longer present non-GAAP bookings data effective in the second quarter of fiscal 2017. We had been one of the few companies in the industry that has provided bookings information, which we believe puts us at a competitive disadvantage. In addition, our bookings volatility has and will continue to be high by virtue of the excimer laser annealing ("ELA") business where high average selling prices can cause large swings in bookings; these swings are not indicative of the long-term potential of the business. We believe this change will put more focus on our key performance metrics discussed below. Accordingly, beginning with our Quarterly Report on Form 10-Q for the second quarter of fiscal 2017, we are no longer providing bookings, book-to-bill ratio and related disclosure in our MD&A.

	Three Months Ended
	July 1, 2017	July 2, 2016	Change	% Change
	(Dollars in thousands)
Net sales—OEM Laser Sources	$309,925	$183,544	$126,381	68.9%
Net sales—Industrial Lasers & Systems	$154,182	$35,223	$118,959	337.7%
Gross profit as a percentage of net sales— OEM Laser Sources	53.8%	47.6%	6.2%	13.0%
Gross profit as a percentage of net sales—Industrial Lasers & Systems	26.9%	22.4%	4.5%	20.1%
Research and development as a percentage of net sales	6.6%	9.8%	(3.2)%	(32.7)%
Income from continuing operations before income taxes	$92,635	$27,140	$65,495	241.3%
Net cash provided by operating activities	$90,923	$9,067	$81,856	902.8%
Days sales outstanding in receivables	53.9	61.8	(7.9)	(12.8)%
Annualized third quarter inventory turns	2.6	2.5	0.1	4.0%
Capital spending as a percentage of net sales	3.4%	5.5%	(2.1)%	(38.2)%
Net income from continuing operations as a percentage of net sales	13.6%	8.5%	5.1%	60.0%
Adjusted EBITDA as a percentage of net sales	30.6%	20.8%	9.8%	47.1%

	Nine Months Ended
	July 1, 2017	July 2, 2016	Change	% Change
	(Dollars in thousands)
Net sales—OEM Laser Sources	$825,805	$509,416	$316,389	62.1%
Net sales—Industrial Lasers & Systems	$407,208	$99,508	$307,700	309.2%
Gross profit as a percentage of net sales— OEM Laser Sources	53.3%	47.8%	5.5%	11.5%
Gross profit as a percentage of net sales—Industrial Lasers & Systems	22.3%	25.6%	(3.3)%	(12.9)%
Research and development as a percentage of net sales	7.1%	10.1%	(3.0)%	(29.7)%
Income from continuing operations before income taxes	$200,841	$78,425	$122,416	156.1%
Net cash provided by operating activities	$285,282	$54,621	$230,661	422.3%
Capital spending as a percentage of net sales	3.7%	4.6%	(0.9)%	(19.6)%
Net income from continuing operations as a percentage of net sales	11.0%	9.3%	1.7%	18.3%
Adjusted EBITDA as a percentage of net sales	29.5%	21.0%	8.5%	40.5%

Net Sales

Net sales include sales of lasers, laser tools, related accessories and service. Net sales for the third quarter of fiscal 2017 increased 68.9% in our OLS segment and increased 337.7% in our ILS segment from the same quarter one year ago. Net sales for the first nine months of fiscal 2017 increased 62.1% in our OLS segment and increased 309.2% in our ILS segment from the same period one year ago. For both periods, the majority of the increase in the ILS segment was due to Rofin net sales since the acquisition on November 7, 2016. For a description of the reasons for changes in net sales refer to the “Results of Operations” section of this quarterly report.

Gross Profit as a Percentage of Net Sales

Gross profit as a percentage of net sales (“gross profit percentage”) is calculated as gross profit for the period divided by net sales for the period. Gross profit percentage in the third quarter increased to 53.8% from 47.6% in our OLS segment and increased to 26.9% from 22.4% in our ILS segment from the same quarter one year ago. Gross profit percentage in the first nine months increased to 53.3% from 47.8% in our OLS segment and decreased to 22.3% from 25.6% in our ILS segment from the same period one year ago. For a description of the reasons for changes in gross profit refer to the “Results of Operations” section of this quarterly report.

Research and Development as a Percentage of Net Sales

Research and development as a percentage of net sales (“R&D percentage”) is calculated as research and development expense for the period divided by net sales for the period. Management considers R&D percentage to be an important indicator in managing our business as investing in new technologies is a key to future growth. R&D percentage decreased to 6.6% from 9.8% in our third fiscal quarter and decreased to 7.1% from 10.1% for the first nine months of fiscal 2017 compared to the same periods one year ago. For a description of the reasons for changes in R&D spending refer to the “Results of Operations” section of this quarterly report.

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

Days Sales Outstanding in Receivables

We calculate days sales outstanding (“DSO”) in receivables as net receivables at the end of the period divided by net sales during the period and then multiplied by the number of days in the period, using 90 days for quarters. DSO in receivables indicates how well we are managing our collection of receivables, with lower DSO in receivables resulting in higher working capital availability. The more money we have tied up in receivables, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business. Our DSO in receivables for the third quarter of fiscal 2017 decreased to 53.9 days from 61.8 days compared to the same quarter one year ago primarily due to higher sales of ELA tools used in the flat panel display market in Asia and the timing of collections of those receivables, a lower concentration of sales in the last month of the quarter, lower sales and receivables in Japan which typically has a higher DSO and improved collections of older receivables in the U.S. and Europe partially offset by the impact of our acquisition of Rofin, which has historically had higher DSOs than those previously reported by us.

Annualized Third Quarter Inventory Turns

We calculate annualized third quarter inventory turns as the cost of sales during the third quarter annualized and divided by net inventories at the end of the third quarter. This indicates how well we are managing our inventory levels, with higher inventory turns resulting in more working capital availability and a higher return on our investments in inventory. The more money we have tied up in inventory, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business. Our annualized inventory turns for the third quarter of fiscal 2017 increased to 2.6 from 2.5 turns compared to the same quarter a year ago. Improvements in the turns due to higher shipments of large ELA tools used in the flat panel display market were partially offset by the impact of our acquisition of Rofin in the first quarter of fiscal 2017 due to Rofin's historically lower inventory turns rate.

Capital Spending as a Percentage of Net Sales

Capital spending as a percentage of net sales (“capital spending percentage”) is calculated as capital expenditures for the period divided by net sales for the period. Capital spending percentage indicates the extent to which we are expanding or improving our operations, including investments in technology and equipment. Management monitors capital spending levels as this assists us in measuring our cash flows, net of capital expenditures. Our capital spending percentage decreased to 3.4% for the third quarter of fiscal 2017 from 5.5% for the third quarter of fiscal 2016, and decreased to 3.7% for the first nine months of fiscal 2017 from 4.6% for the first nine months of fiscal 2016, primarily due to the impact of higher revenues in the third quarter and first nine months of fiscal 2017 partially offset by investments to expand our manufacturing capacity in Göttingen, Germany, our acquisition of Rofin in the first quarter of fiscal 2017, the upgrade of certain of our production facilities in

California and higher purchases of production-related assets. We expect our spending on expansion of our manufacturing facilities to increase in the fourth quarter of fiscal 2017.

Adjusted EBITDA as a Percentage of Net Sales

We define adjusted EBITDA as operating income adjusted for depreciation, amortization, stock compensation expenses, major restructuring costs and certain other non-operating income and expense items, such as costs related to our acquisition of Rofin. Key initiatives to reach our goals for EBITDA improvements include utilization of our Asian manufacturing locations, rationalizing our supply chain and continued leveraging of our infrastructure.

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
Below is the reconciliation of our net income from continuing operations as a percentage of net sales to our adjusted EBITDA as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net income from continuing operations as a percentage of net sales	13.5%	8.5%	11.0%	9.3%
Income tax expense	6.4%	3.9%	5.3%	3.6%
Interest and other income (expense), net	2.0%	0.5%	1.3%	0.4%
Depreciation and amortization	5.8%	3.9%	6.1%	4.2%
Restructuring charges	0.3%	—%	0.7%	—%
Purchase accounting step-up	1.0%	—%	2.2%	—%
Gain on business combination	—%	—%	(0.4)%	—%
Costs related to acquisition of Rofin	0.1%	1.4%	1.4%	1.1%
Stock-based compensation	1.5%	2.6%	1.9%	2.4%
Adjusted EBITDA as a percentage of net sales	30.6%	20.8%	29.5%	21.0%

SIGNIFICANT EVENTS
Acquisition and related financing
On November 7, 2016, we completed our acquisition of Rofin pursuant to the Merger Agreement dated March 16, 2016. Rofin is one of the world's leading developers and manufacturers of high-performance industrial laser sources and laser-based solutions and components. The acquisition was an all-cash transaction at a price of $32.50 per share of Rofin common stock. The aggregate consideration paid by us to the former Rofin stockholders was approximately $904.5 million, excluding related transaction fees and expenses. We also paid $15.3 million due to the cancellation of options held by employees of Rofin. We funded the payment of the aggregate consideration with a combination of our available cash on hand and the proceeds from the Euro Term Loan described below. As a condition of the acquisition, we are required to divest ourselves of Rofin’s low power CO2 laser business based in Hull, United Kingdom (the “Hull Business”), and will report this business separately as a discontinued operation until it is divested. In the third quarter of fiscal 2017, we entered into an agreement with a potential purchaser of the Hull Business and submitted our proposed purchaser to the European Commission for its review and approval, including the terms under which the purchase and operation of the Hull Business will occur. The European Commission has not yet determined whether it will approve or decline our proposed purchaser and the terms of such divestiture. See Note 3. “Business Combinations” in the Notes to Condensed Consolidated Financial Statements.

On November 7, 2016, we entered into a Credit Agreement (the “Credit Agreement”) with Barclays Bank PLC ("Barclays"), Bank of America, N.A. ("BAML") and MUFG Union Bank, N.A. ("MUFG"). The Credit Agreement provided for a 670.0 million Euro senior secured term loan facility (the “Euro Term Loan”) and a $100.0 million senior secured revolving credit facility. On November 7, 2016, the Euro Term Loan was drawn in full and its proceeds were used to finance our acquisition of Rofin and pay related fees and expenses. Also, on November 7, 2016, we used 10.0 million Euros of the capacity under the revolving credit facility for the issuance of a letter of credit.

On May 8, 2017, we entered into Amendment No. 1 and Waiver (the "Repricing Amendment") to the Credit Agreement. See Note 9. “Borrowings” in the Notes to Condensed Consolidated Financial Statements.

In relation to our acquisition of Rofin, we paid Barclays, our financial advisor, a fee of approximately $9.5 million, $1.0 million of which was paid upon delivery of the fairness opinion in the second quarter of fiscal 2016, and the remaining portion of which was paid upon consummation of the acquisition in the first quarter of fiscal 2017; these fees were recorded in selling, general and administrative expense in our consolidated statements of operations. We also paid Barclays, BAML and MUFG together approximately $17.0 million and $5.6 million for underwriting and upfront fees, respectively, upon the close of the financing on November 7, 2016; these fees are recorded as debt issuance costs on our consolidated balance sheets.

As a result of our acquisition of Rofin in the first quarter of fiscal 2017, we reorganized into two new reporting segments for the combined company based upon our organizational structure and how our Chief Operating Decision Maker receives and utilizes information provided to allocate resources and make decisions: OLS and ILS. This segmentation reflects the go-to-market strategies and synergies for our broad portfolio of laser technologies and products. While both segments deliver cost-effective, highly reliable photonics solutions, the OLS business segment, is focused on high performance laser sources and complex optical sub-systems, typically used in microelectronics manufacturing, medical diagnostics and therapeutic medical applications, as well as in scientific research. Our ILS business segment delivers high performance laser sources, sub-systems and tools primarily used for industrial laser materials processing, serving important end markets like automotive, machine tool, consumer goods and medical device manufacturing.

RESULTS OF OPERATIONS

CONSOLIDATED SUMMARY

The following table sets forth, for the periods indicated, the percentage of total net sales represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	55.4%	56.8%	57.2%	56.1%
Gross profit	44.6%	43.2%	42.8%	43.9%
Operating expenses:
Research and development	6.6%	9.8%	7.1%	10.1%
Selling, general and administrative	15.6%	21.1%	17.7%	20.4%
Gain on business combination	—%	—%	(0.4)%	—%
Amortization of intangible assets	0.8%	0.3%	1.1%	0.3%
Total operating expenses	23.0%	31.2%	25.5%	30.8%
Income from operations	21.6%	12.0%	17.3%	13.1%
Other income (expense), net	(1.6)%	0.4%	(1.0)%	(0.2)%
Income from continuing operations before income taxes	20.0%	12.4%	16.3%	12.9%
Provision for income taxes	6.4%	3.9%	5.3%	3.6%
Net income from continuing operations	13.6%	8.5%	11.0%	9.3%

Net income from continuing operations for the third quarter of fiscal 2017 was $62.9 million ($2.53 per diluted share) including $10.9 million after-tax amortization of intangible assets, $5.0 million of after-tax stock-based compensation expense, $3.2 million after-tax amortization of purchase accounting inventory step-up, $1.1 million of after-tax restructuring costs and $0.3 million of after tax costs related to our acquisition of Rofin. Net income from continuing operations for the third quarter of fiscal 2016 was $18.7 million ($0.76 per diluted share) including $4.1 million of after-tax stock-based compensation expense,

$1.4 million after-tax amortization of intangible assets and $2.0 million of after tax costs related to our acquisition of Rofin. Net income from continuing operations for the first nine months of fiscal 2017 was $135.8 million ($5.49 per diluted share) including $31.2 million after-tax amortization of intangible assets, $19.0 million after-tax amortization of purchase accounting inventory step-up, $18.1 million of after-tax stock-based compensation expense, $17.4 million of after tax costs related to our acquisition of Rofin, $6.1 million of after-tax restructuring costs, $1.8 million after-tax interest expense on the commitment of our term loan to finance our acquisition of Rofin, a $3.4 million after-tax gain on our sale of owned Rofin shares and $7.1 million after-tax foreign exchange gain on forward contracts associated with our foreign exchange risk related to the commitment of our Euro Term Loan and the issuance of the Euro Term Loan to finance our acquisition of Rofin. Net income from continuing operations for the first nine months of fiscal 2016 was $56.7 million ($2.33 per diluted share) including $11.4 million of after-tax stock-based compensation expense, $4.3 million after-tax amortization of intangible assets, $4.3 million of after-tax costs related to our acquisition of Rofin and a benefit of $1.2 million related to the renewal of the federal research and development tax credits for fiscal 2015.

NET SALES

Market Application

The following tables set forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by market application (dollars in thousands):

	Three Months Ended
	July 1, 2017		July 2, 2016
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Microelectronics	$241,842	52.1%	$116,473	53.2%
OEM components and instrumentation	50,061	10.8%	37,892	17.3%
Materials processing	142,614	30.7%	36,506	16.7%
Scientific and government programs	29,590	6.4%	27,896	12.8%
Total	$464,107	100.0%	$218,767	100.0%

	Nine Months Ended
	July 1, 2017		July 2, 2016
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Microelectronics	$628,498	51.0%	$310,703	51.0%
OEM components and instrumentation	151,650	12.3%	119,025	19.6%
Materials processing	364,788	29.6%	87,564	14.4%
Scientific and government programs	88,077	7.1%	91,632	15.0%
Total	$1,233,013	100.0%	$608,924	100.0%

Quarterly

Net sales in the third quarter of fiscal 2017 included $116.5 million of Rofin net sales, primarily in the materials processing market. Net sales for the third quarter of fiscal 2017 increased by $245.3 million, or 112%, compared to the third quarter of fiscal 2016, with significant increases in the microelectronics and materials processing markets and smaller increases in the OEM components and instrumentation and scientific and government programs markets.

The increase in the microelectronics market of $125.4 million, or 108%, was primarily due to higher shipments related to ELA tools used in the flat panel display market as well as higher shipments related to advanced packaging applications and higher shipments for semiconductor applications. We expect continued growth in the microelectronics market with flat panel display demand driving additional manufacturing capacity expansion, continued growth in the semiconductor capital equipment market and continued recovery in the advanced packaging market. Sales in the materials processing market increased $106.1 million, or 291%, primarily due to the addition of Rofin net sales and higher shipments for other materials processing applications. We expect continued growth in multiple materials processing applications including automotive and machine tooling, medical device manufacturing, consumer goods manufacturing for packaging, converting and marking and additive manufacturing. We also expect continued steady progress in sales of our high power fiber lasers and are expanding our manufacturing capacity accordingly. The increase in the OEM components and instrumentation market of $12.2 million, or 32%, was due primarily to higher shipments for medical, military and bio-instrumentation applications, with much of the increase in military applications due to our acquisition of Rofin. In OEM Components and instrumentation applications, we are seeing strong demand in the bio-instrumentation market, higher demand for consumables in the medical market for lithotripsy (treatment of kidney stones) and eye disease management as well as increased demand in the defense and aerospace market. Sales in the scientific and government programs market increased $1.7 million, or 6%, due to higher demand for advanced research applications used by university and government research groups, particularly in Asia and Europe. We expect demand in the scientific and government programs market to continue to fluctuate from quarter to quarter.

Year-to-date

Net sales in the first nine months of fiscal 2017 included $301.6 million of Rofin net sales since the acquisition on November 7, 2016, primarily in the materials processing market. Net sales for the first nine months of fiscal 2017 increased by $624.1 million, or 102%, compared to the first nine months of fiscal 2016, with significant increases in the microelectronics and materials processing markets, a smaller increase in the OEM components and instrumentation market and a decrease in the scientific and government programs market.

The increase in the microelectronics market of $317.8 million, or 102%, was primarily due to higher shipments related to ELA tools used in the flat panel display market and higher shipments related to advanced packaging and semiconductor applications. Sales in the material processing market increased $277.2 million, or 317%, primarily due to the addition of Rofin net sales and higher shipments for automotive and other materials processing applications. The increase in the OEM components and instrumentation market of $32.6 million, or 27%, was due primarily to higher shipments for medical, military and bio-instrumentation applications, with much of the increase in military applications due to our acquisition of Rofin. Sales in the scientific and government programs market decreased $3.6 million, or 4%, primarily due to lower demand for advanced research applications used by university and government research groups in the U.S.

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
The following tables set forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by segment (dollars in thousands):

	Three Months Ended
	July 1, 2017		July 2, 2016
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
OEM Laser Sources (OLS)	$309,925	66.8%	$183,544	83.9%
Industrial Lasers & Systems (ILS)	154,182	33.2%	35,223	16.1%
Total	$464,107	100.0%	$218,767	100.0%

	Nine Months Ended
	July 1, 2017		July 2, 2016
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
OEM Laser Sources (OLS)	$825,805	67.0%	$509,416	83.7%
Industrial Lasers & Systems (ILS)	407,208	33.0%	99,508	16.3%
Total	$1,233,013	100.0%	$608,924	100.0%

Quarterly

Net sales for the third quarter of fiscal 2017 increased by $245.3 million, or 112%, compared to the third quarter of fiscal 2016, with increases of $126.4 million, or 69%, in our OLS segment and $119.0 million, or 338%, in our ILS segment. Net sales in the third quarter of fiscal 2017 included $116.5 million of Rofin net sales, contributing $114.9 million and $1.6 million to the ILS and OLS segments, respectively.

The increase in our OLS segment sales was primarily due to higher shipments of ELA tools used in the flat panel display market and higher service revenue as well as higher shipments for semiconductor applications. The increase in our ILS segment sales was primarily due to higher shipments for materials processing, microelectronics and OEM components and instrumentation applications due to our acquisition of Rofin as well as higher shipments to the medical, flat panel display and advanced packaging markets.

Year-to-date

Net sales for the first nine months of fiscal 2017 increased by $624.1 million, or 102.5%, compared to the first nine months of fiscal 2016, with increases of $316.4 million, or 62.1%, in our OLS segment and $307.7 million, or 309.2%, in our ILS segment. Net sales in the first nine months of fiscal 2017 included $301.6 million of Rofin net sales, contributing $297.4 million and $4.2 million to the ILS and OLS segments, respectively.

The increase in our OLS segment sales was primarily due to higher shipments of ELA tools used in the flat panel display market and higher service revenue as well as higher shipments for materials processing, semiconductor and advanced packaging applications partially offset by lower shipments for scientific and government programs. The increase in our ILS segment sales was primarily due to higher shipments for materials processing, OEM components and instrumentation and microelectronics applications due to our acquisition of Rofin as well as higher shipments to the flat panel display, medical and advanced packaging markets.

GROSS PROFIT

Consolidated

Our gross profit rate increased by 1.4% to 44.6% in the third quarter of fiscal 2017 from 43.2% in the third quarter of fiscal 2016 and decreased by 1.1% to 42.8% in the first nine months of fiscal 2017 from 43.9% in the same period one year ago.

The 1.4% third quarter increase in the gross profit rate was primarily due to improvements in product margins of Coherent historical products (8.5%) primarily due to favorable mix in flat panel display applications for both system sales and service and favorable mix in other microelectronics applications, the favorable leverage of manufacturing costs on higher volumes as well as lower inventory provisions for excess and obsolete inventory and reduced freight costs as a percentage of sales due to the impact of significantly higher net sales. The increases were partially offset by the impact of our acquisition of Rofin due to Rofin’s historical margins that are lower than Coherent’s historical margins (3.8% before considering purchase accounting adjustments) as well as the impact of purchase accounting adjustments (3.3%) for amortization of inventory step-up and amortization of intangibles related to our acquisition of Rofin in the first quarter of fiscal 2017.

The 1.1% decrease in the gross profit rate during the first nine months of fiscal 2017 was primarily due to the impact of purchase accounting adjustments (4.6%) for amortization of inventory step-up and amortization of intangibles related to our acquisition of Rofin in the first quarter of fiscal 2017. Also contributing to the decrease was the impact of our acquisition of Rofin due to Rofin’s historical margins that are lower than Coherent’s historical margins (2.9% before considering purchase accounting adjustments). The decreases were partially offset by improvements in margins of Coherent historical products

(6.4%) primarily due to the favorable leverage of manufacturing costs on higher volumes and favorable mix in flat panel display applications for both system sales and service as well as lower warranty costs due to lower warranty events and lower inventory provisions for excess and obsolete inventory and reduced freight costs as a percentage of sales due to the impact of significantly higher net sales.

Our gross profit rate has been and will continue to be affected by a variety of factors including market and product mix, pricing on volume orders, shipment volumes, our ability to manufacture advanced and more complex products, manufacturing efficiencies, excess and obsolete inventory write-downs, warranty costs, amortization of intangibles, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems, commodity prices and foreign currency fluctuations, particularly the recent strengthening of the Euro.

OEM Laser Sources

The gross profit rate in our OLS segment increased by 6.2% to 53.8% in the third quarter of fiscal 2017 from 47.6% in the third quarter of fiscal 2016. The gross profit rate in our OLS segment increased by 5.5% to 53.3% in the first nine months of fiscal 2017 from 47.8% in the same period one year ago.

The 6.2% third quarter increase in the gross profit rate was primarily due to favorable product margins (5.0%) as a result of favorable mix within flat panel display applications for both systems and service and favorable mix in other microelectronics and materials processing applications as well as better leverage of manufacturing costs on higher volumes and the favorable impact of the weaker Euro. Also contributing to the increase in gross profit rate were lower other costs (0.9%) due to lower inventory provisions for excess and obsolete inventory and reduced freight and duty costs as a percentage of revenue in certain business units due to the impact of significantly higher sales and lower intangibles amortization (0.3%) as a percentage of sales.

The 5.5% increase in the gross profit rate during the first nine months of fiscal 2017 was primarily due to favorable product margins (4.1%) as a result of higher leverage of manufacturing costs on higher volumes, favorable mix within flat panel display applications for both systems and service and favorable mix in other microelectronics and materials processing applications as well as the favorable impact of the weaker Euro compared to the first nine months of fiscal 2016. Also contributing to the increase in gross profit rate as a percentage of sales due to the impact of significantly higher sales were lower other costs (0.7%) due to lower inventory provisions for excess and obsolete inventory and reduced freight and duty costs in certain business units, lower warranty and installation (0.4%) and lower intangibles amortization (0.3%).

Industrial Lasers & Systems

The gross profit rate in our ILS segment increased by 4.5% to 26.9% in the third quarter of fiscal 2017 from 22.4% in the third quarter of fiscal 2016. The gross profit rate in our ILS segment decreased by 3.3% to 22.3% in the first nine months of fiscal 2017 from 25.6% in the same period one year ago.

The 4.5% third quarter increase in the gross profit rate was primarily due to the favorable impact of Rofin's margins before considering purchase accounting adjustments especially diode and fiber components and the leverage of manufacturing costs, inventory provisions and warranty on higher volumes. The increases in gross profit rate were partially offset by the impact of purchase accounting adjustments (9.5%) for amortization of intangibles and inventory step-up related to our acquisition of Rofin in the first quarter of fiscal 2017. The amortization of inventory step-up related to our acquisition of Rofin was completed in the third quarter of fiscal 2017

The 3.3% decrease in the gross profit rate during the first nine months of fiscal 2017 was primarily due to the impact of purchase accounting adjustments (13.0%) for amortization of intangibles and inventory step-up related to our acquisition of Rofin in the first quarter of fiscal 2017 and restructuring costs (1.0%) related to the implementation of planned restructuring activities in connection with our acquisition of Rofin, which is primarily related to the exit from our preexisting high power fiber laser product line. The decreases in gross profit rate were partially offset by the favorable impact of Rofin's margins before considering purchase accounting adjustments.

OPERATING EXPENSES:

	Three Months Ended
	July 1, 2017		July 2, 2016
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$30,483	6.6%	$21,441	9.8%
Selling, general and administrative	72,383	15.6%	46,256	21.1%
Amortization of intangible assets	3,743	0.8%	574	0.3%
Total operating expenses	$106,609	23.0%	$68,271	31.2%

	Nine Months Ended
	July 1, 2017		July 2, 2016
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$88,103	7.1%	$61,536	10.1%
Selling, general and administrative	218,602	17.7%	123,970	20.4%
Gain on business combination	(5,416)	(0.4)%	—	—%
Amortization of intangible assets	13,060	1.1%	1,975	0.3%
Total operating expenses	$314,349	25.5%	$187,481	30.8%

Research and development

Quarterly

Research and development (“R&D”) expenses increased $9.0 million, or 42%, during the third fiscal quarter ended July 1, 2017 compared to the same quarter one year ago. The increase was primarily due to Rofin R&D expenses ($9.6 million) as they were acquired on November 7, 2016. The increase was partially offset by $0.6 million lower project spending on materials net of lower reimbursements from customers and higher variable compensation.

On a segment basis as compared to the prior year period, OLS research and development spending increased $1.4 million primarily due to higher net spending on projects. ILS spending increased $7.6 million primarily due to our acquisition of Rofin partially offset by lower project spending. Our advanced research business unit, which is reflected in Corporate and other spending, was flat compared to the prior year period.

Year-to-date

R&D expenses increased $26.6 million, or 43%, during the nine months ended July 1, 2017 compared to the same period one year ago. The increase for the nine months was primarily due to the addition of Rofin R&D expenses ($22.4 million, excluding $0.8 million of restructuring costs for severance) since the acquisition on November 7, 2016, $1.7 million of restructuring costs related to the exit from our historical Coherent high power fiber laser product line in the first quarter of fiscal 2017 and $1.4 million higher project spending, including higher variable compensation and lower reimbursements from customers. There were also increases of $0.7 million for higher stock-based compensation expense including $0.4 million related to a charge recorded in the first quarter of fiscal 2017 due to the acceleration of Rofin options and $0.4 million higher charges for increases in deferred compensation plan liabilities.

On a segment basis as compared to the prior year period, OLS research and development spending increased $4.8 million primarily due to higher net spending on projects. ILS spending increased $19.8 million primarily due to our acquisition of Rofin and restructuring costs, partially offset by lower project spending. Corporate and other spending increased $1.9 million due to higher stock-based compensation expense, higher charges for increases in deferred compensation plan liabilities and higher project spending in our advanced research business unit.

Selling, general and administrative

Quarterly

Selling, general and administrative (“SG&A”) expenses increased $26.1 million, or 56%, during the third fiscal quarter ended July 1, 2017 compared to the same quarter one year ago. The increase was primarily due to the addition of Rofin SG&A expenses ($19.7 million excluding $0.7 million restructuring costs for severance) following the acquisition in the first quarter of fiscal 2017, $6.0 million higher other spending on legal, consulting and infrastructure related to integration activities and the debt repricing as well other variable spending in support of higher sales and $1.9 million higher payroll spending for variable compensation, commissions and salaries and benefits. SG&A expenses also increased as a result of $1.0 million higher stock-based compensation expense due to higher expense for new grants and $0.7 million of restructuring costs. The increases were offset by decreased $2.6 million lower spending as compared to the prior year period due to lower financial advisory, consulting and legal costs related to our acquisition of Rofin and $0.6 million due to lower charges for increases in deferred compensation plan liabilities.

On a segment basis as compared to the prior year period, OLS segment expenses increased $5.4 million primarily due to higher payroll and other variable spending as well as spending relating to a historical Rofin business unit which is included in our OLS segment. ILS spending increased $19.8 million primarily due to our acquisition of Rofin, higher other spending on infrastructure related to integration activities and higher payroll spending. Corporate and other spending increased $0.9 million primarily due to higher other spending on legal, consulting and infrastructure related to integration activities and the debt repricing, higher payroll spending and higher stock-based compensation expense partially offset by lower financial advisory, consulting and legal costs related to our acquisition of Rofin and lower charges for increases in deferred compensation plan liabilities.

Year-to-date

SG&A expenses increased $94.6 million, or 76.3%, during the nine months ended July 1, 2017 compared to the same period one year ago. The increase for the first nine months was primarily due to the addition of Rofin SG&A expenses ($52.5 million excluding $2.5 million restructuring costs for severance) following the acquisition in the first quarter of fiscal 2017, $11.5 million higher other spending on legal, consulting and infrastructure related to integration activities and the debt repricing as well as other variable spending in support of higher sales, $11.0 million higher financial advisory, consulting and legal costs related to our acquisition of Rofin and $8.1 million higher payroll spending for variable compensation, commissions and salaries and benefits. SG&A expense also increased due to $7.0 million higher stock-based compensation expense, including $3.4 million related to a charge recorded in the first quarter of fiscal 2017 due to the acceleration of Rofin options, as well as higher expense for new grants, $3.0 million of restructuring costs (primarily severance) and $1.5 million higher charges for increases in deferred compensation plan liabilities.

On a segment basis as compared to the prior year period, OLS segment expenses increased $16.9 million primarily due to higher payroll and other variable spending as well as spending relating to a historical Rofin business unit which is included in our OLS segment. ILS spending increased $52.3 million primarily due to our acquisition of Rofin and higher payroll and other variable spending. Corporate and other spending increased $25.4 million primarily due to higher financial advisory, consulting and legal costs related to our acquisition of Rofin, higher stock-based compensation expense, higher charges for increases in deferred compensation plan liabilities and higher payroll spending.

Gain on business combination

On November 7, 2016, we acquired Rofin at a price of $32.50 per share of Rofin common stock (See Note 3 "Business Combinations" in the Notes to Condensed Consolidated Financial Statements). We recognized a gain of $5.4 million in the first quarter of fiscal 2017 on the increase in fair value from the date of purchase for the shares of Rofin we owned prior to the acquisition.

Amortization of intangible assets

Amortization of intangible assets increased $3.2 million and $11.1 million in the three and nine months ended July 1, 2017, respectively, compared to the same periods last year. The increases were primarily due to our acquisition of Rofin in the first quarter of fiscal 2017.

OTHER INCOME (EXPENSE) — NET

Other income (expense), net, changed by $8.8 million to other expense of $7.9 million in the third quarter of fiscal 2017 from other income of $0.9 million in the third quarter of fiscal 2016. Other income (expense), net, changed by $11.9 million to other expense of $13.0 million in the first nine months of fiscal 2017 from other expense of $1.2 million in the first nine months of fiscal 2016.

The third fiscal quarter increase in net other expense was primarily due to $7.4 million higher interest expense due to interest on the Euro Term Loan to fund our acquisition of Rofin as well as amortization of debt issuance costs related to the Euro Term Loan and $1.2 million higher foreign exchange losses primarily due to the impact of changing rates on cash conversions.

The increase for the first nine months of fiscal 2017 in net other expense was primarily due to higher interest expense of $24.3 million partially offset by $10.7 million higher foreign exchange gains and $2.0 million higher gains, net of expenses, on our deferred compensation plan assets. Interest expense increased due to interest on the Euro Term Loan and interest on the commitment of the Euro Term Loan to fund our acquisition of Rofin as well as amortization of debt issuance costs related to the Euro Term Loan. The higher foreign exchange gains were primarily due to a gain of $11.3 million on forward contracts associated with our foreign exchange risk related to the commitment of our Euro Term Loan and the issuance of the Euro Term Loan to finance our acquisition of Rofin partially offset by the impact of changing rates on cash conversions.

INCOME TAXES

The effective tax rate on income from continuing operations before income taxes for the third quarter of fiscal 2017 of 32.1% and the effective tax rate on income from continuing operations before income taxes for the first nine months of fiscal 2017 of 32.4% were lower than the statutory rate of 35.0% primarily due to differences related to the benefit of income subject to foreign tax rates that are lower than U.S. tax rates including the Singapore tax exemption, the benefit of foreign tax credits and the benefit of federal research and development tax credits. These amounts are partially offset by Rofin transaction costs not deductible for tax purposes, tax costs of Rofin restructuring, ASC 740-10 (formerly FIN48) tax liabilities for transfer pricing, stock-based compensation not deductible for tax purposes and limitations on the deductibility of compensation under IRC Section 162(m).

The effective tax rate on income from continuing operations before income taxes for the third quarter of fiscal 2016 of 31.3% and the effective tax rate on income from continuing operations before income taxes for the first nine months of fiscal 2016 of 27.7% were lower than the statutory rate of 35.0% primarily due to differences related to the benefit of income subject to foreign tax rates that are lower than U.S. tax rates including the Singapore tax exemption, the benefit of foreign tax credits and the benefit of federal research and development tax credits including renewal of the federal research and development credits for fiscal 2015. These amounts are partially offset by deemed dividend inclusions under the Subpart F tax rules including an intercompany loan from Coherent Korea that will likely be repaid in fiscal 2017, stock-based compensation not deductible for tax purposes and limitations on the deductibility of compensation under IRC Section 162(m).

LIQUIDITY AND CAPITAL RESOURCES

At July 1, 2017, we had assets classified as cash and cash equivalents and short-term investments, in an aggregate amount of $472.4 million, compared to $400.0 million at October 1, 2016. Our cash and cash equivalents and short-term investments included $189.0 million of cash at Rofin entities. In addition, at July 1, 2017, we had $13.6 million of restricted cash. At July 1, 2017, approximately $338.0 million of our cash and securities was held in certain of our foreign subsidiaries, $304.0 million of which was denominated in currencies other than the U.S. dollar. At July 1, 2017, we had approximately $337.2 million of cash held by foreign subsidiaries where we intend to permanently reinvest our accumulated earnings in these entities and our current plans do not demonstrate a need for these funds to support our domestic operations. If, however, a portion of these funds are needed for and distributed to our operations in the United States, we may be subject to additional U.S. income taxes and foreign withholding taxes. An exception to U.S. taxation may be the repatriation of foreign funds that had been previously taxed in the U.S. as Subpart F income. The amount of the U.S. and foreign taxes due would depend on the amount and manner of repatriation, as well as the location from where the funds are repatriated. We actively monitor the third-party depository institutions that hold these assets, primarily focusing on the safety of principal and secondarily maximizing yield on these assets. We diversify our cash and cash equivalents and investments among various financial institutions, money market funds, sovereign debt and other securities in order to reduce our exposure should any one of these financial institutions or financial instruments fail or encounter difficulties. To date, we have not experienced any material loss or lack of access to our invested cash, cash equivalents or short-term investments. However, we can provide no assurances that access to our invested cash, cash equivalents or short-term investments will not be impacted by adverse conditions in the financial markets. In the first quarter of fiscal 2017, we spent a significant portion of our foreign funds on the Rofin acquisition. We did not repatriate foreign funds to our domestic operations to fund this acquisition. We expect to have adequate foreign funds in the future to service the acquisition debt and do not anticipate any repatriation of foreign funds to operate our domestic business.

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

Sources and Uses of Cash

Historically, our primary source of cash has been provided by operations. Other sources of cash in the past three fiscal years include proceeds from our Euro Term Loan used to finance our acquisition of Rofin, proceeds received from the sale of our stock through our employee stock purchase plan as well as borrowings under our domestic line of credit. Our historical uses of cash have primarily been for the repurchase of our common stock, acquisitions of businesses and technologies, capital expenditures and debt issuance costs. Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our condensed consolidated statements of cash flows and the notes to condensed consolidated financial statements:

	Nine Months Ended
	July 1, 2017	July 2, 2016
	(in thousands)
Net cash provided by operating activities	$285,282	$54,621
Sales of shares under employee stock plans	8,111	7,249
Borrowings, net of repayments	630,221	20,000
Acquisition of businesses, net of cash acquired	(740,481)	—
Debt issuance costs	(26,367)	(2,530)
Capital expenditures	(45,352)	(28,310)

Net cash provided by operating activities increased by $230.7 million for the first nine months of fiscal 2017 compared to the same period one year ago. The increase in cash provided by operating activities was primarily due to higher net income, higher cash flows due to higher non-cash expenses for amortization, stock-based compensation and depreciation, higher deferred revenue and higher cash flows from the timing of shipments of large systems from inventory partially offset by lower cash flows from accounts receivable. We believe that our existing cash, cash equivalents and short term investments combined with cash to be provided by operating activities and amounts available under our revolving credit facility will be adequate to cover our working capital needs and planned capital expenditures for at least the next 12 months to the extent such items are known or are reasonably determinable based on current business and market conditions. However, we may elect to finance certain of our capital expenditure requirements through other sources of capital. We continue to follow our strategy to further strengthen our financial position by using available cash flow to fund operations.

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

On November 7, 2016 (the "Closing Date"), we entered into a Credit Agreement by and among us, Coherent Holding GmbH, as borrower (the “Borrower”), and certain of our direct and indirect subsidiaries from time to time party thereto, as guarantors, the lenders from time to time party thereto, Barclays, as administrative agent and an L/C Issuer, BAML as an L/C Issuer, and MUFG as an L/C Issuer (the "Credit Agreement"). The Credit Agreement provides for a 670.0 million Euro senior secured term loan facility (the "Euro Term Loan") and a $100.0 million senior secured revolving credit facility ("Revolving Credit Facility") with a $30.0 million letter of credit sublimit and a $10.0 million swing line sublimit. The Borrower may increase the aggregate revolving commitments or borrow incremental term loans in an aggregate principal amount not to exceed the sum of $150.0 million and an amount that would not cause the senior secured net leverage ratio to be greater than 2.75 to 1.00, subject to certain conditions, including obtaining additional commitments from the lenders then party to the Credit Agreement or new lenders. On November 7, 2016, the Borrower borrowed the full 670.0 million Euros under the Euro Term Loan and its proceeds were used to finance our acquisition of Rofin and pay related fees and expenses. On November 7, 2016, we also used 10.0 million Euros of the capacity under the Revolving Credit Facility for the issuance of a letter of credit.

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

On May 8, 2017, we entered into Amendment No. 1 and Waiver (the “Repricing Amendment”) to the Credit Agreement to, among other things, (i) reduce the applicable interest rate margins with respect to the Euro Term Loans to 1.25% for Euro Term Loans maintained as Base Rate loans and 2.25% for Euro Term Loans maintained as Eurocurrency Rate loans, with stepdowns to 1.00% and 2.00%, respectively, available after May 8, 2018 if the consolidated total gross leverage ratio for Coherent and its restricted subsidiaries is less than 1.50:1.00 and (ii) extend the period during which a prepayment premium may be required for a repricing transaction until six months after the effective date of the Repricing Amendment. In connection with the execution of the Repricing Amendment, we paid arrangement fees of approximately $0.5 million, as well as certain fees and expenses of the administrative agent and the Lenders, in accordance with the terms of the Credit Agreement.

On June 30, 2017 and March 31, 2017, we made voluntary principal payments of 45.0 million Euros and 30.0 million Euros, respectively, on the Euro Term Loan. As of July 1, 2017, the outstanding principal amount of the Euro Term Loan was 590.0 million Euros. As of July 1, 2017, the outstanding principal amount of the Revolving Credit Facility was 10.0 million Euros.

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

The Credit Agreement contains customary affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations, and negative covenants, including covenants limiting the ability of us and our subsidiaries to, among other things, incur debt, grant liens, make investments, make certain restricted payments, transact with affiliates, and sell assets. The Credit Agreement also requires us and our subsidiaries to maintain a senior secured net leverage ratio as of the last day of each fiscal quarter of less of than or equal to 3.50 to 1.00. The Credit Agreement contains customary events of default that include, among other things, payment defaults, cross defaults with certain other indebtedness, violation of covenants, inaccuracy of representations and warranties in any material respect, change in control of us and the Borrower, judgment defaults, and bankruptcy and insolvency events. If an event of default exists, the lenders may require the immediate payment of all Obligations, as defined in the Credit Agreement, and may exercise certain other rights and remedies provided for under the Credit Agreement, the other loan documents and applicable law. The acceleration of such obligations is automatic upon the occurrence of a bankruptcy and insolvency event of default. We were in compliance with all covenants at July 1, 2017.

The aggregate consideration paid by us to the former Rofin stockholders in the first quarter of fiscal 2017 was approximately $904.5 million, excluding related transaction fees and expenses. We also paid $15.3 million due to the cancellation of options held by employees of Rofin. We paid $5.2 million of debt issuance costs in fiscal 2016 and incurred approximately $26.4 million of debt issuance costs in the first nine months of fiscal 2017. In the fourth quarter of fiscal 2016, and the first quarter of fiscal 2017, we recorded an interest charge of $1.1 million and $2.7 million, respectively, in other income (expense) in our consolidated statement of operations related to the debt financing commitment. In the first nine months of fiscal 2017, we made debt principal payments $87.7 million, including voluntary prepayments of $82.3 million, recorded interest expense on the Euro Term Loan of $18.3 million and recorded $2.9 million amortization of debt issuance costs.

In relation to our acquisition of Rofin, we paid Barclays, our financial advisor, a fee of approximately $9.5 million, $1.0 million of which was paid upon delivery of the fairness opinion in the second quarter of fiscal 2016, and the remaining portion of which was paid upon consummation of the acquisition in the first quarter of fiscal 2017; these fees were recorded as SG&A expense.

Additional sources of cash available to us were international currency lines of credit and bank credit facilities totaling $28.7 million as of July 1, 2017, of which $23.0 million was unused and available. These unsecured international credit facilities were used in Europe and Japan during the first nine months of fiscal 2017. As of July 1, 2017, we had utilized $5.5 million of the international credit facilities as guarantees in Europe.

At July 1, 2017, $1.1 million and $12.5 million of cash collateralized primarily for domestic and international guarantees was restricted and classified as current and non-current restricted cash, respectively, on our condensed consolidated balance sheet.

Our ratio of current assets to current liabilities was 3.3:1 at July 1, 2017 compared to 4.0:1 at October 1, 2016. The decrease in our ratio is primarily due to the use of cash in our acquisition of Rofin and higher income taxes payable and deferred income partially offset by the impact of Rofin's current assets and current liabilities. Our cash and cash equivalents, short-term investments and working capital are as follows:

	July 1, 2017	October 1, 2016
	(in thousands)
Cash and cash equivalents	$472,307	$354,347
Short-term investments	120	45,606
Working capital	882,263	614,145

Contractual Obligations and Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Regulation S-K of the Securities Act of 1933. The following summarizes our contractual obligations at July 1, 2017 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating lease payments	$52,950	$16,061	$21,685	$9,321	$5,883
Asset retirement obligations	5,912	—	2,641	422	2,849
Debt principal, interest and fees	807,673	7,457	88,990	57,986	653,240
Pension obligations	36,064	1,652	3,335	7,103	23,974
Purchase commitments for inventory	173,252	168,722	4,530	—	—
Purchase obligations-other	13,115	9,930	2,360	825	—
Total	$1,088,966	$203,822	$123,541	$75,657	$685,946

Because of the uncertainty as to the timing of such payments, we have excluded cash payments related to our contractual obligations for our deferred compensation plans aggregating $34.0 million at July 1, 2017.

Changes in Financial Condition

Cash provided by operating activities during the first nine months of fiscal 2017 was $285.3 million, which included net income of $133.4 million, cash provided by operating assets and liabilities of $53.8 million (primarily increases in deferred income, taxes payable and accounts payable net of decreases in accounts receivable), depreciation and amortization of $78.8 million, stock-based compensation expense of $19.1 million, non-cash restructuring charges of $4.4 million, net decreases in deferred tax assets of $2.0 million and $0.1 million other partially offset by the $5.4 million gain on business combination and $0.9 million net cash flows used by discontinued operations. Cash provided by operating activities during the first nine months of fiscal 2016 was $54.6 million, which included net income of $56.7 million, depreciation and amortization of $25.6 million, stock-based compensation expense of $14.8 million and $0.4 million other partially offset by cash used by operating assets and liabilities of $39.6 million and net increases in deferred taxes of $3.4 million.

Cash used in investing activities during the first nine months of fiscal 2017 was $760.4 million, which included $740.5 million net of cash acquired to purchase Rofin, $44.4 million used to acquire property and equipment, purchase and upgrade buildings, net of proceeds from dispositions and $0.6 million net cash flows used by discontinued operations partially offset by $25.1 million net sales of available-for-sale securities. Cash used in investing activities during the first nine months of fiscal 2016 was $63.8 million, which included $27.9 million net used to acquire property and equipment and improve buildings net of proceeds from dispositions and $35.9 million net purchases of available-for-sale securities.

Cash provided by financing activities during the first nine months of fiscal 2017 was $595.5 million, which included $630.2 million net borrowings and $8.1 million generated from our employee stock option and purchase plans partially offset by $26.4 million debt issuance costs, $15.6 million outflows due to net settlement of restricted stock and $0.8 million payments to subsidiary minority shareholders. Cash provided by financing activities during the first nine months of fiscal 2016 was $20.2 million, which included $20.0 million net borrowings, $7.2 million generated from our employee stock option and stock purchase plans and $0.9 million increase in cash overdraft partially offset by $5.4 million net settlement of restricted stock and $2.5 million of debt issuance costs.

Changes in exchange rates during the first nine months of fiscal 2017 resulted in an increase in cash balances of $11.2 million. Changes in exchange rates during the first nine months of fiscal 2016 decreased our cash balances by $2.2 million.

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

Interest rate sensitivity

A portion of our investment portfolio is composed of fixed income securities. These securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately (whether due to changes in overall market rates or credit worthiness of the issuers of our individual securities) and uniformly by 10% from levels at July 1, 2017, the fair value of the portfolio, based on quoted market prices in active markets involving similar assets, would decline by an immaterial amount due to their short-term maturities. We have the ability to generally hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. If necessary, we may sell short-term investments prior to maturity to meet our liquidity needs.

At July 1, 2017, the fair value of our available-for-sale debt securities was $0.1 million, all of which was classified as short-term investments. There were no gross unrealized gains and losses on available-for-sale debt securities at July 1, 2017.

We are exposed to market risks related to fluctuations in interest rates related to our Term Loan Facility. As of July 1, 2017, we owed $673.8 million on this loan with an interest rate of 3.0%. We performed a sensitivity analysis on the outstanding portion of our debt obligation as of July 1, 2017. Should the current average interest rate increase or decrease by 10%, the resulting annual increase or decrease to interest expense would be approximately $2.0 million as of July 1, 2017.

Foreign currency exchange risk

We maintain operations in various countries outside of the United States and have foreign subsidiaries that manufacture and sell our products in various global markets. The majority of our sales are transacted in U.S. dollars. However, we do generate revenues in other currencies, primarily the Euro, the Japanese Yen, the South Korean Won and the Chinese Renminbi. Additionally we have operations in different countries around the world with costs incurred in the foregoing and in other local currencies, such as British Pound Sterling, Singapore Dollars and Malaysian Ringgit. As a result, our earnings, cash flows and cash balances are exposed to fluctuations in foreign currency exchange rates. For example, we have significant manufacturing operations in Europe so that a weakening Euro is advantageous to the Company’s financial results. We attempt to limit these exposures through financial market instruments. We utilize derivative instruments, primarily forward contracts with maturities of four months or less, to manage our exposure associated with anticipated cash flows and net asset and liability positions denominated in foreign currencies. Gains and losses on the forward contracts are mitigated by gains and losses on the underlying instruments. We do not use derivative financial instruments for trading purposes.

On occasion, we enter into currency forward exchange contracts to hedge specific anticipated foreign currency denominated transactions generally expected to occur within the next 12 months. These cash flow hedges are designated for hedge accounting treatment and gains and losses on these contracts are recorded in accumulated other comprehensive income in stockholder's equity and reclassified into earnings at the time that the related transactions being hedged are recognized in earnings. See Note 6 "Derivative Instruments and Hedging Activities" in the Notes to Condensed Consolidated Financial Statements.

On August 1, 2016, we purchased forward contracts totaling 670.0 million Euros, with a value date of November 30, 2016, to limit our foreign exchange risk related to the commitment of our Euro Term Loan (denominated in Euros) in an amount of the Euro equivalent of $750.0 million to finance the U.S. dollar payment for our acquisition of Rofin. In the fourth quarter of fiscal 2016, we recognized an unrealized loss of $2.2 million on these forward contracts. In the first quarter of fiscal 2017, we settled these forward contracts at a net gain of $9.1 million, resulting in a realized gain of $11.3 million in the first quarter of fiscal 2017. See Note 6 "Derivative Instruments and Hedging Activities" in the Notes to Condensed Consolidated Financial Statements.

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

At July 1, 2017, approximately $338.0 million of our cash, cash equivalents and short-term investments were held outside the U.S. in certain of our foreign operations, $304.0 million of which was denominated in currencies other than the U.S. dollar.

A hypothetical 10% change in foreign currency rates on our forward contracts would not have a material impact on our results of operations, cash flows or financial position.

The following table provides information about our foreign exchange forward contracts at July 1, 2017. The table presents the weighted average contractual foreign currency exchange rates, the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date and fair value. The U.S. fair value represents the fair value of the contracts valued at July 1, 2017 rates.

Forward contracts to sell (buy) foreign currencies for U.S. dollars (in thousands, except contract rates):

	Average Contract Rate	U.S. Notional Contract Value	U.S. Fair Value
Non-Designated - For US Dollars
Euro	1.1225	$(89,802)	$(1,601)
Japanese Yen	110.5460	$25,329	$(343)
British Pound	1.2842	$556	$7
South Korean Won	1,118.5600	$24,675	$(550)
Chinese Renminbi	6.8515	$16,193	$185
Singapore Dollar	1.3819	$(7,629)	$(32)
Malaysian Ringgit	4.2880	$1,230	$(1)

Non-Designated - For JPY
Euro	1.0303	$(48)	$(5)

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of July 1, 2017 (“Evaluation Date”).  The controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

In November 2016, we completed the acquisition of Rofin-Sinar Technologies, Inc. (“Rofin”).  We are in the process of integrating Rofin into our systems and control environment as of July 1, 2017.  We believe that we have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during this integration.  Other than the impact of this business acquisition, there has been no change in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended July 1, 2017.

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

In addition, we have operated independently prior to the acquisition and it is possible that the integration process following the transaction could result in:

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

Prior to the acquisition, Rofin’s business faced risks and uncertainties, including those faced by our business and identified below. Rofin’s business may not meet future expectations due to these factors despite our integration efforts.
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
In November 2016 we entered into the Credit Agreement which provided for a 670 million Euro term loan, all of which was drawn, and a $100 million revolving credit facility, under which a 10 million Euro letter of credit has been issued. In May 2017, we entered into Amendment No. 1 and Waiver to the Credit Agreement, which amended certain provisions of the Credit Agreement. Due to principal payments made in the first six months of fiscal 2017, as of the time of the amendment, the outstanding principal of the Euro Term Loan was decreased to 636.7 million Euros. Due to principal payments in the third quarter of fiscal 2017, the balance is 590.0 million Euros as of July 1, 2017. We may incur additional indebtedness in the future by accessing the revolving credit facility under the Credit Agreement and/or entering into new financing arrangements. Our ability to pay interest and repay the principal of our current indebtedness is dependent upon our ability to manage our business operations and the ongoing interest rate environment. There can be no assurance that we will be able to manage any of these risks successfully.
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

On October 26, 2016, the European Commission approved under the EU Merger Regulation our acquisition of Rofin, conditional on the divestment of Rofin’s low power CO2 laser business based in Hull, United Kingdom (the “Hull Business”) after the closing of the acquisition. We are required to hold the Hull Business separate until such time as it is divested. During fiscal years 2013 through 2015, the Hull Business had annual revenues of approximately 23-25 million British Pound Sterling and, accordingly, we will not have the revenue from the Hull Business once it is sold. In the third quarter of fiscal 2017, we entered into an agreement with a potential purchaser of the Hull Business, submitted our proposed purchaser to the European Commission for its review and approval, including the terms under which the purchase and operation of the Hull Business will occur. The European Commission has not yet determined whether it will approve or decline our proposed purchaser and the terms of such divestiture. If we are unable to successfully timely divest the Hull Business or if the European Commission does not approve our proposed sale thereof, then a divestiture trustee may be appointed by the European Commission and the terms for any sale of the Hull Business will be at the discretion of such trustee. During the period of time in which we are holding the Hull Business separate, the conditions for such structure may be a distraction on certain members of our senior management team.
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

•
our ability to manage our manufacturing capacity across our diverse product lines and that of our suppliers, including our ability to successfully expand our manufacturing capacity in Göttingen, Germany and Osan, South Korea, and add optics fabrication capacity at our site in Richmond, California;

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

•
negative impacts related to the “Brexit” vote by the United Kingdom, particularly with regard to sales from our Glasgow, Scotland facility to other jurisdictions and purchases of supplies from outside the United Kingdom by such facility;

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

In the flat panel display market, there are a relatively limited number of manufacturers who are the end customers for our annealing products.  In the first, second and third quarters of fiscal 2017, Advanced Process Systems Corporation, an integrator in the flat panel display market based in South Korea, contributed more than 10% of our revenue. Given macroeconomic conditions, varying consumer demand and technical process limitations at manufacturers, our customers may seek to reschedule or cancel orders. These larger flat panel-related systems have large average selling prices. Any rescheduling or canceling of such orders by our customers will likely have a significant impact on our quarterly or annual net sales and results of operations and could negatively impact inventory values and backlog. Additionally, challenges in meeting evolving technological requirements for these complex products by us and our suppliers could also result in delays in shipments, rescheduled or canceled orders by our customers. This could negatively impact our backlog, timing of net sales and results of operations.

As of July 1, 2017, flat panel display systems represented 60% of our backlog. Since our backlog includes higher average selling price flat panel display systems, any delays or cancellation of shipments could have a material adverse effect on our financial results.

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

Our ability to increase our sales volume and our future success depends on the continued growth of the markets for lasers, laser systems and related accessories, as well as our ability to identify, in advance, emerging markets for laser-based systems and to manage our manufacturing capacity to meet customer demands. We cannot assure you that we will be able to successfully identify, on a timely basis, new high-growth markets in the future. Moreover, we cannot assure you that new markets will develop for our products or our customers' products, or that our technology or pricing will enable such markets to develop. Future demand for our products is uncertain and will depend to a great degree on continued technological development and the introduction of new or enhanced products. If this does not continue, sales of our products may decline and our business will be harmed.

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

For the three and nine months ended July 1, 2017, 83.4% and 81.8%, respectively, of our net sales were derived from customers outside of the United States. For fiscal 2016, fiscal 2015 and fiscal 2014, 76%, 73%, and 74%, respectively, of our net sales were derived from customers outside of the United States. A majority of Rofin’s sales have also been to customers outside of the United States in recent years. We anticipate that foreign sales, particularly in Asia, will continue to account for a significant portion of our net sales in the foreseeable future.

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

Our business could also be impacted by international conflicts, terrorist and military activity including, in particular, any such conflicts on the Korean peninsula, civil unrest and pandemic illness which could cause a slowdown in customer orders, cause customer order cancellations or negatively impact availability of supplies or limit our ability to timely service our installed base of products.

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

For the three and nine months ended July 1, 2017, our research and development costs were $30.5 million (6.6% of net sales) and $88.1 million (7.1% of net sales), respectively. For our fiscal years 2016, 2015 and 2014, our research and development costs were $81.8 million (9.5% of net sales), $81.5 million (10.2% of net sales) and $79.1 million (10.0% of net sales), respectively. We cannot assure you that our expenditures for research and development will result in the introduction of new products or, if such products are introduced, that those products will achieve sufficient market acceptance or to generate sales to offset the costs of development. Our failure to address rapid technological changes in our markets could adversely affect our business and results of operations.

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

10.2	Amendment No. 2 to Credit Agreement, dated as of July 5, 2017, by and among Coherent, Inc., Coherent Holding GmbH, the Guarantors party thereto and Barclays Bank PLC as Administrative Agent.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

COHERENT, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coherent, Inc.
(Registrant)

Date:	August 9, 2017	/s/:	JOHN R. AMBROSEO
John R. Ambroseo
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2017	/s/:	KEVIN PALATNIK
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

10.2	Amendment No. 2 to Credit Agreement, dated as of July 5, 2017, by and among Coherent, Inc., Coherent Holding GmbH, the Guarantors party thereto and Barclays Bank PLC as Administrative Agent.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase