Form 10-K
period 2017-09-28
COHERENT INC
filed 2017-11-28
CIK 21510

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2017

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
Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"). Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Use these links to rapidly review the document

PART IV

As of November 27, 2017, 24,819,081 shares of common stock were outstanding. The aggregate market value of the voting shares (based on the closing price reported on the NASDAQ Global Select Market on April 3, 2017, of Coherent, Inc., held by nonaffiliates was approximately $3,848,333,286. For purposes of this disclosure, shares of common stock held by persons who own 5% or more of the outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the Rules and Regulations of the Exchange Act. This determination of affiliate status is not necessarily conclusive.
DOCUMENT INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the registrant's 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of the Form 10-K to the extent stated herein. The Proxy Statement or an amended report on Form 10-K will be filed within 120 days of the registrant's fiscal year ended September 30, 2017.

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
•net sales and operating results;
•capital spending;
•order volumes;
•variations in stock price;
•growth in our operations;
•trends in our revenues, particularly as a result of seasonality;
•controlling our costs;
•sufficiency and management of cash, cash equivalents and investments;

•	acquisition efforts, payment methods for acquisitions and utilization of technology from our acquisitions, and potential synergies and benefits;
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

PART I

ITEM 1.    BUSINESS
GENERAL
Business Overview
Our fiscal year ends on the Saturday closest to September 30. Fiscal years 2017, 2016 and 2015 ended on September 30, October 1, and October 3, respectively, and are referred to in this annual report as fiscal 2017, fiscal 2016 and fiscal 2015 for convenience. Fiscal years 2017 and 2016 included 52 weeks and fiscal year 2015 included 53 weeks.
We are one of the world's leading providers of lasers, laser-based technologies and laser-based system solutions in a broad range of commercial, industrial and scientific applications. We design, manufacture, service and market lasers and related accessories for a diverse group of customers. Since inception in 1966, we have grown through internal expansion and through strategic acquisitions of complementary businesses, technologies, intellectual property, manufacturing processes and product offerings.
As a result of the acquisition of Rofin-Sinar Technologies Inc. ("Rofin") in the first quarter of fiscal 2017 (see discussion below), we reorganized our prior two reporting segments (Specialty Laser Systems and Commercial Lasers and Components) into two new reporting segments for the combined company: OEM Laser Sources (“OLS”) and Industrial Lasers & Systems (“ILS”). This segment reorganization was based upon the organizational structure of the combined company and how the chief operating decision maker ("CODM") receives and utilizes information provided to allocate resources and make decisions. Accordingly, our segment information was restated retroactively for all periods presented. This segmentation reflects the go-to-market strategies and synergies for our broad portfolio of laser technologies and products. While both segments deliver cost-effective, highly reliable photonics solutions, the OLS business segment is focused on high performance laser sources and complex optical sub-systems typically used in microelectronics manufacturing, medical diagnostics and therapeutic medical applications, as well as in scientific research. Our ILS business segment delivers high performance laser sources, sub-systems and tools primarily used for industrial laser materials processing, serving important end markets like automotive, machine tool, consumer goods and medical device manufacturing.
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
We were originally incorporated in California on May 26, 1966 and reincorporated in Delaware on October 1, 1990. Our common stock is listed on the NASDAQ Global Select Market and we are a member of the Standard & Poor's MidCap 400 Index and the Russell 1000 Index.
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
RECENT EVENTS
On November 7, 2016, we completed our acquisition of Rofin pursuant to the Merger Agreement dated March 16, 2016. Rofin is one of the world's leading developers and manufacturers of high-performance industrial laser sources and laser-based solutions and components. The acquisition was an all-cash transaction at a price of $32.50 per share of Rofin common stock. The aggregate consideration paid by us to the former Rofin stockholders was approximately $904.5 million, excluding related transaction fees and expenses. We also paid $15.3 million due to the cancellation of options held by employees of Rofin. We funded the payment of the aggregate consideration with a combination of our available cash on hand and the proceeds from the Euro Term Loan described below. As a condition of the acquisition, we were required to hold separate and divest Rofin’s low power CO2 laser business based in Hull, United Kingdom (the “Hull Business”) and have reported this business separately as a discontinued operation in this Form 10-K for the year ending September 30, 2017. We completed the divestiture of the Hull

Business on October 11, 2017, after receiving approval for the terms of the sale from the European Commission. See Note 3, “Business Combinations” in the Notes to Consolidated Financial Statements.
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
On May 8, 2017, we entered into Amendment No. 1 and Waiver (the "Repricing Amendment") to the Credit Agreement. See Note 9, “Borrowings” in the Notes to Consolidated Financial Statements.
During fiscal 2017, we made payments on our Euro Term Loan of a total of 156.7 million Euros, including voluntary payments of a total of 150.0 million Euros.
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
INDUSTRY BACKGROUND
The word "laser" is an acronym for "light amplification by stimulated emission of radiation." A laser emits an intense coherent beam of light with some unique and highly useful properties. Most importantly, a laser is orders of magnitude brighter than any lamp. As a result of its coherence, the beam can be focused to a very small and intense spot, useful for applications requiring very high power densities including cutting and other materials processing procedures. The laser's high spatial resolution is also useful for microscopic imaging and inspection applications. Laser light can be monochromatic—all of the beam energy is confined to a narrow wavelength band. Some lasers can be used to create ultrafast output—a series of pulses with pulse durations as short as attoseconds (10-18 seconds).
There are many types of lasers and one way of classifying them is by the material or medium used to create the lasing action. This can be in the form of a gas, liquid, semiconductor, solid state crystal or fiber. Lasers can also be classified by their output wavelength: ultraviolet, visible, infrared or wavelength tunable. We manufacture all of these laser types. There are also many options in terms of pulsed output versus continuous wave, pulse duration, output power, beam dimensions, etc. In fact, each application has its own specific requirements in terms of laser performance. The broad technical depth at Coherent enables us to offer a diverse set of product lines characterized by lasers targeted at growth opportunities and key applications. In all cases, we aim to be the supplier of choice by offering a high-value combination of superior technical performance and high reliability.
Photonics has taken its place alongside electronics as a critical enabling technology for the twenty-first century. Photonics based solutions are entrenched in a broad array of industries that include microelectronics, flat panel displays, machine tool, automotive and medical diagnostics, with adoption continuing in ever more diverse applications. Growth in these applications stems from two sources. First, there are many applications where the laser is displacing conventional technology because it can do the job faster, better or more economically (e.g. sheet metal cutting). Second, there are new applications where the laser is the enabling tool that makes the work possible, as in the conversion of amorphous silicon into poly crystalline silicon at low temperatures, where lasers are used in the manufacturing of high resolution flexible OLED displays found in the latest smart phones, tablet and laptop computers.
Key laser applications include: semiconductor inspection; manufacturing of advanced printed circuit boards ("PCBs"); flat panel display manufacturing; solar cell production; medical and bio-instrumentation; materials processing; metal cutting and welding; industrial process and quality control; marking; imaging and printing; graphic arts and display; and research and development. For example, ultraviolet (“UV”) lasers are enabling the continuous move towards miniaturization, which drives innovation and growth in many markets. In addition, the advent of industrial grade ultrafast lasers continues to open up new applications for laser processing.
Coherent occupies a unique position in the industry thanks to the breadth and depth of our product and technology portfolio, which includes lasers, optics, laser beam delivery components and laser systems. Working closely with our customers we have developed specialized solutions that include lasers, delivery and process optics in complete assemblies (sub-systems or

“rails”), and for certain applications and markets we have also developed parts handling and automation to build complete laser production tools.
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

•
Focus on long-term improvement of adjusted EBITDA, in dollars and as a percentage of net sales—We define adjusted EBITDA as operating income adjusted for depreciation, amortization, stock-based compensation expense, major restructuring costs and certain other non-operating income and expense items, such as costs related to our acquisition of Rofin. Key initiatives for EBITDA improvements include utilization of our Asian manufacturing locations, optimizing our supply chain and continued leveraging of our infrastructure.

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
The following table sets forth, for the periods indicated, the percentages of total net sales by market application:

	Fiscal 2017	Fiscal 2016	Fiscal 2015
	Percentage of total net sales	Percentage of total net sales	Percentage of total net sales
Consolidated:
Microelectronics	51.9%	53.1%	50.6%
Materials processing	29.7%	14.5%	13.8%
OEM components and instrumentation	11.8%	18.8%	21.0%
Scientific and government programs	6.6%	13.6%	14.6%
Total	100.0%	100.0%	100.0%

Microelectronics
Nowhere is the trend towards miniaturization and higher performance more prevalent than in the Microelectronics market where smart phones, tablets, personal computers ("PC's"), televisions ("TV's") and "wearables" are driving advances in displays, integrated circuits and PCBs. In response to market demands and consumer expectations, semiconductor and device manufacturers are continually seeking to improve their process and design technologies in order to manufacture smaller, more powerful and more reliable devices at lower cost. New laser applications and new laser technologies are a key element in delivering higher resolution and higher precision at lower manufacturing cost.
We support three major markets in the microelectronics industry: (1) flat panel display ("FPD") manufacturing, (2) advanced packaging and interconnects ("API") and (3) semiconductor front-end ("SEMI").
Microelectronics—flat panel display manufacturing
The high-volume consumer market is driving the production of FPDs in applications such as mobile phones, tablets, laptop computers, TVs and wearables. There are several types of established and emerging displays based on quite different technologies, including liquid crystal ("LCD") and organic light emitting diodes ("OLED"). Each of these technologies utilize laser applications in their manufacturing process to enable improved yields, higher process speed, improved battery life, lower cost and/or superior display brightness, resolution and refresh rates.
Several display types require a high-density pattern of silicon thin film transistors ("TFTs"). If this silicon is polycrystalline as opposed to amorphous, the display performance is greatly enhanced. In the past, these polysilicon layers could only be produced on expensive special glass at high temperatures. However, excimer-based processes, such as excimer laser annealing ("ELA") have allowed high-volume production of low-temperature polysilicon ("LTPS") on conventional glass substrates as well as flexible displays based on plastic substrates. Our excimer lasers provide a unique solution for LTPS because they are the only industrial-grade excimer lasers optimized for this application. The current state-of-the-art product for this application is our excimer Vyper laser and LineBeam systems. These systems deliver power ranges of 1200W to 3600W, depending on the system, enabling a critical manufacturing process step with Generation 4, 5, 5.5 and 6 substrates. These systems are integral to the manufacturing process on all leading LTPS-based smart phone displays, with the highest commercially available pixel densities of greater than 300 pixels per inch (ppi), with the current trends going to even higher ppi (>500 ppi) for high end smart phones, and hold the potential for deployment in tablet, laptop and OLED TV displays. Excimer based LTPS is also enabling a new generation of flexible OLED displays which are currently undergoing rapid growth as their adoption into smart phones accelerates.
A modern flat panel display incorporates a number of different layers, some of which are thin films that need to be cut or structured. As film thicknesses decrease over time, lasers are becoming the tool of choice to process these materials. Our DIAMOND CO2 and Rapid series ultrafast lasers are used for cutting FPD films.
We have developed a proprietary technology for cutting of brittle materials such as glass and sapphire without debris and with zero kerf called SMART CleaveTM, which is used for cutting brittle materials used in displays. This technology uses ultrafast lasers coupled with proprietary optics.
Our AVIA, Rapid, Monaco and DIAMOND CO2 and CO lasers are also used in other production processes for FPDs. These processes include drilling, cutting, patterning, marking and yield improvement.
Microelectronics—advanced packaging and interconnects
After a wafer is patterned, there are then a host of other processes, referred to as back-end processing, which finally result in a packaged encapsulated silicon chip. Ultimately, these chips are then assembled into finished products. The advent of high-speed logic and high-memory content devices has caused chip manufacturers to look for alternative technologies to improve performance and lower process costs. This search includes new types of materials, such as low-k and thinner silicon. Our AVIA, Rapid, Monaco and Matrix lasers provide economical methods of cutting and scribing these wafers while delivering higher yields than traditional mechanical methods.
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
Lasers have also become a valuable tool in high-brightness ("HB") light-emitting diode ("LED") manufacturing, improving LED performance and yield. LEDs have enjoyed widespread adoption as the light source in all categories of LCD displays, from phones to full size TVs and are also moving into general lighting. Our lasers are used in back-end processing of HB-LEDs.
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
Detecting the presence of defects is only the first step in preventing their recurrence. After detection, defects must be examined in order to identify their size, shape and the process step in which the defect occurred. This examination is called defect classification. Identification of the sources of defects in the lengthy and complex semiconductor manufacturing process has become essential for maintaining high yield production. Semiconductor manufacturing has become an around-the-clock operation and it is important for products used for inspection, measurement and testing to be reliable and to have long lifetimes. Our Azure, Paladin, Excimer and ion lasers are used to detect and characterize defects in semiconductor chips.
Materials processing
The materials processing segment is comprised of four major markets: (1) automotive, (2) machine tool, (3) medical device and (4) consumer goods, as well a number of smaller markets. It is the most diverse of all the segments we serve and a large cross section of our products are used in this segment. Our sales in this segment include laser sources, laser rails, beam delivery components, laser diagnostic equipment and complete laser tools. At a high level, the drivers for laser deployment within the materials processing segment are faster processing with higher yields, processing of new and novel materials, more environmentally friendly processes and higher precision. With the broadest product portfolio in the laser industry, we offer solutions for almost any application on any material to our customers. The most common applications include cutting, welding, joining, drilling, perforating, scribing, engraving and marking.
Lasers are used in a number of applications in the automotive industry, from fine processing of high precision parts to marking, as well as cutting of metals and welding large components such as gear boxes and car bodies. We serve this industry with a number of our products including ultrafast, DPSS, CO2, diode and fiber lasers as well as rails and tools in the areas of marking, scribing, cutting and welding.
In the machine tool industry lasers have been the solution of choice for cutting metal for some time. Traditionally this was a market for high power CO2 lasers, but with the advent of high power fiber lasers, a transition away from CO2 took place in many applications. That transition is substantially done since fiber lasers are used in the majority of metal cutting applications. We serve this market with our high power fiber and CO2 lasers. We are vertically integrated with active fiber manufacturing and are executing plans to be integrated with world class diodes, which makes us very well positioned to succeed in the high power fiber laser market in the intermediate and long term. We have a complete line of high power fiber lasers in power levels up to 10 kW. We offer lasers with different performance points in terms of power levels and beam profiles to address specific applications, including single mode lasers and advanced beam shaping options. Additive manufacturing or 3D printing is another growing market where lasers have seen rapid growth. We serve this market with CO2 and DPSS lasers.
The medical device market is characterized by its need for high precision manufacturing with high levels of quality control which lends itself very well to laser manufacturing. Applications include fine cutting and welding in addition to corrosive resistant marking. We serve this market with lasers as well as tools.
In the consumer goods market, we serve a large variety of applications in packaging, digital printing, jewelry, textiles, security and consumer electronics. We serve these industries with almost all of our products from lasers to laser tools. As a consequence, this broad segment represents a stable and growing market for us.
In summary, we serve the materials processing segment with a very broad product portfolio. Laser sources include the Diamond series mid-power CO and CO2 lasers; the DC and PRC series of high power CO2 lasers; high power fiber lasers; the DF series of high power diode laser systems; the StarFiber mid-power fiber lasers; the NuQ Q-switched fiber lasers; the COMPACT, MINI and EVOLUTION series of low and mid power diode lasers; the AViA, Matrix, Flare, Helios and LDP

DPSS lasers; the Monaco and Rapid series of ultrafast lasers; and the SLS, KLS, FLS and NA series of lamp pumped lasers. Laser tools include the Performance, Tool, Open, and Integral series of manual welding systems; the UW and MPS series of modular and highly configurable laser processing systems; the EasyMark, EasyJewel, LabelMarker Advanced and Combiline laser marking systems; the META laser cutting tools; and the PWS mini welding system. Laser rails include the PowerLine series for marking; the PWS welding system; the QFS laser scribing system; and the PerfoLas and StarShape CO2 laser based systems.
OEM components and instrumentation
Instrumentation is one of our more mature commercial applications. Representative applications within this market include bio-instrumentation, medical OEMs, graphic arts and display, machine vision and defense applications. We also support the laser-based instrumentation market with a range of laser-related components, including diode lasers and optical fibers. Our OEM component business includes sales to other, less integrated laser manufacturers participating in OEM markets such as materials processing, scientific, and medical.
Bio-instrumentation
Laser applications for bio-instrumentation include bio-agent detection for point source and standoff detection of pathogens or other bio-toxins; confocal microscopy for biological imaging that allows researchers and clinicians to visualize cellular and subcellular structures and processes with an incredible amount of detail; DNA sequencing where lasers provide automation and data acquisition rates that would be impossible by any other method; drug discovery—genomic and proteomic analyses that enable drug discovery to proceed at very high throughput rates; and flow cytometry for analyzing single cells or populations of cells in a heterogeneous mixture, including blood samples. Our OBIS, Flare, Galaxy, Sapphire, BioRay and Genesis lasers are used in several bio-instrumentation applications.
Medical Therapy
We sell a variety of components and lasers to medical laser companies for use in end-user applications such as ophthalmology, aesthetic, surgical, therapeutic and dentistry. Our DIAMOND series CO2 lasers are widely used in ophthalmic, aesthetic and surgical markets. We have a leading position in Lasik and photorefractive keratectomy surgery methods with our ExciStar XS excimer laser platform. We also provide ultrafast lasers for use in cataract surgery and optical fibers for surgical applications.
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
Scientific research and government programs
We are widely recognized as a technology innovator and the scientific market has historically provided an ideal "test market" for our leading-edge innovations. These have included ultrafast lasers, DPSS lasers, continuous-wave ("CW") systems, excimer gas lasers and water-cooled ion gas lasers. Our portfolio of lasers that address the scientific research market is broad and includes our Chameleon, Chameleon Discovery, COMPexPro, Astrella, Revolution, Fidelity, Legend, Libra, Monaco, Vitara, Mephisto, Mira, Genesis and Verdi lasers. Many of the innovations and products pioneered in the scientific marketplace have become commercial successes for both our OEM customers and us.
We have a large installed base of scientific lasers which are used in a wide range of applications spanning virtually every branch of science and engineering. These applications include biology and life science, engineering, physical chemistry and physics. Most of these applications require the use of ultrafast lasers that enable the generation of pulses short enough to be measured in femto- or attoseconds (10-15 to 10-18 seconds). Because of these very short pulse durations, ultrafast lasers enable the study of fundamental physical and chemical processes with temporal resolution unachievable with any other tool. These lasers also deliver very high peak power and large bandwidths, which can be used to generate many exotic effects. Some of these are now finding their way into mainstream applications, such as microscopy or materials processing. The use of ultrafast lasers such as the Chameleon, Fidelity and Monaco in microscopy is now a common occurrence in bio-imaging labs, and they have become a crucial tool in modern neuroscience research.
FUTURE TRENDS
Microelectronics

Lasers are widely used in mass production microelectronics applications largely because they enable entirely new application capabilities that cannot be realized by any other known means. These laser-based fabrication and testing methods provide a level of precision, typically on a micrometer and nanometer level, that are unique, faster, are touch free, deliver superior end products, increase yields, and/or reduce production costs. We anticipate this trend to continue, driven primarily by the increasing sophistication and miniaturization of consumer electronic goods and their convergence via the internet, resulting in increasing demand for better displays, more bandwidth and memory, and all packaged into devices which are lighter, thinner and consume less power. Although this market follows the macro-economic trends and carries inherent risks, we believe that we are well positioned to continue to capitalize on the current market trends and that we will see continued increased adoption of our solid-state, CO2, fiber, direct diode and excimer laser systems, as all these lasers enable entirely new applications, performance improvements and reduced process costs.
Excimer laser based LTPS is a key technology for producing high resolution OLED displays in general and flexible OLED displays in particular. We believe we are well positioned to take advantage of the rapid growth that is projected for OLED displays in smart phones and other mobile devices over the next several years with our Vyper and LineBeam systems.
CO2, Avia, Matrix, Rapid, Monaco, Helios and direct diode lasers all seem aligned with the need for related FPD touch panel, film cutting, light guide technology, repair and frit welding.

The trend for thinner and lighter devices is impacting the glass substrates used in today’s mobile devices requiring thinner glass with higher degrees of mechanical strength and scratch resistance. Mechanical means of cutting these glass and sapphire pieces are no longer adequate to meet future requirements and we expect lasers to play an increased role. Our CO, CO2, Monaco and Rapid lasers together with our proprietary SmartCleave technology are well positioned to take advantage of this trend.
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
These same lasers, plus Monaco, Rapid, CO and CO2 are also widely adopted for back end Advanced Packaging and Interconnect (API) applications. With dimension roadmaps showing a decade of dimension shrink on PCBs, interconnects, Silicon & LED scribe widths and wafer thickness, we believe that our portfolio of lasers aligns well with these demands as well as new processes that seem likely to be enabled by our lasers, to meet the increasing demands and decreasing tolerances of these markets.
Materials processing
The materials processing segment is the most diverse of all the segments we serve and a large cross section of our products are used in this segment. We sell laser sources, laser rails, beam delivery components, laser diagnostic equipment and complete laser tools. There are many drivers at play, but at a high level they involve faster processing with higher yields, processing of new materials, more environmentally friendly processes and higher precision.
The automotive industry is undergoing rapid changes that present opportunities for further use of lasers. Trends such as reduction in emissions from lighter cars and electric vehicles require new materials and new processes for welding, cutting and drilling. We believe this will lead to further adoption of lasers and tools based on high power fiber and diode lasers, as well as ultrafast and CO2 laser.
We expect to see continued growth for high power fiber lasers in the machine tool industry used in metal cutting applications continues. In addition, we see additional opportunities in newer applications such as laser cladding, heat treatment and 3D printing.
In the consumer goods market, we serve a large variety of applications in packaging, digital printing, jewelry, textiles, security and consumer electronics. We serve these industries with almost all of our products from lasers to laser tools. As a consequence, this broad segment represents a stable and growing market for us.
We supply the medical device market with a variety of lasers and laser tools in applications such as fine cutting and welding as well as marking. This market is set to continue to grow in the foreseeable future as the population becomes older and advanced medical procedures spread outside the traditional markets in US, Europe and Japan.
OEM components and instrumentation
The bio instrumentation market is on a steady path in the most important areas: microscopy, flow cytometry and DNA sequencing, which all are enjoying solid research funding on a worldwide basis with some local variations. In this field, our OPSL technology gives us differentiated products at a number of important wavelengths. This advantage coupled with strong focus on meeting our customers’ demands for more compact and cost effective sources has resulted in growth for us in this market and we expect that to continue. Our OPSL technology resulted in the first truly continuous wave solid-state UV laser which enables the use of UV in a clinical as well as a research environment.
In the medical therapeutic area, we see stable business with several opportunities for growth. We supply excimer lasers used in refractive eye surgery and are actively involved in further developments in laser vision correction including the use of ultrafast lasers in applications such as laser cataract surgery where higher precision and use of advanced implants enable better and more reliable patient outcomes. We also have opportunities in dental procedures for both hard and soft tissue ablation, with greatly improved patient comfort and outcome. In the area of photocoagulation, our Genesis OPSL yellow lasers are being used since the wavelength is particularly suitable for the treatment of blood vessels. In aesthetic laser procedures, we are an OEM supplier of CO2 and semiconductor lasers to the major manufacturers of equipment used in the latest aesthetic procedures.
Scientific research and government programs
Worldwide scientific funding seems stable overall, with some regions growing and others just holding their current level. Bright spots include the strong push in neuroscience to better understand how the brain functions. Lasers play a very important role in imaging brain structure as well as tracking activity in animal brains using techniques such as optogenetics. We believe that our current and upcoming products are well positioned to take advantage of this exciting opportunity. In physics and chemistry applications, our recent product introductions of high performance and industrially hardened ultrafast products have been very well received. While this is a very competitive market, we expect that our new products will position us for growth.
MARKET APPLICATIONS
We design, manufacture and market lasers, laser tools, precision optics and related accessories for a diverse group of customers. The following table lists our major markets and the Coherent technologies serving these markets.*

Market	Application	Technology
Microelectronics	Flat panel display	CO, CO2 DPSS Excimer Ultrafast Semiconductor Laser Rails
	Advanced packaging and interconnects	CO, CO2 DPSS Excimer Ultrafast Laser Rails
	Semiconductor front-end	CO2 DPSS OPSL Excimer Ion Laser Marking Tools
Materials processing	Metal cutting, drilling, joining, cladding, surface treatment and additive manufacturing	CO2 Fiber Semiconductor Laser Machine Tools Ultrafast Laser Rails Components
	Laser marking and coding	CO2 DPSS Ultrafast Laser Rails Laser Marking Tools
	Non-metal cutting, drilling	CO, CO2 DPSS Ultrafast Excimer Semiconductor Laser Machine Tools Laser Rails Components
OEM components and instrumentation	Bio-Instrumentation	DPSS OPSL Semiconductor
	Graphic arts and display	OPSL CO2
	Medical therapy (OEM)	CO, CO2 DPSS Ultrafast Excimer OPSL Semiconductor
Scientific research and government programs	All scientific applications	DPSS Excimer OPSL Ultrafast
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
Fiber lasers
Fiber lasers use semiconductor lasers to pump a doped optical fiber to produce a laser beam. The unique features of a fiber laser make them suitable for producing high power, continuous wave laser beams. Our fiber laser design has several unique features including a modular design for improved serviceability and diode bar based pumping. Due to packaging efficiency, diode bars reduce the overall cost of a fiber laser. Some of the most critical components inside a fiber laser include the gain fiber itself and the diodes providing the pump power. We plan to continue to drive cost reduction in our diode laser pumps and demonstrate the scalability of the platform and as a result, expect to be well positioned as a fiber laser supplier. This platform addresses the large growing high power metal cutting and joining market.
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
Our semiconductor lasers are used internally as the pump lasers in DPSS, fiber and OPSL products that are manufactured by us, as well as a wide variety of external medical, OEM, military and industrial applications, including aesthetic (hair removal, cosmetic dentistry), graphic arts, counter measures, rangefinders, target designators, cladding, hardening, brazing and welding.
Ultrafast ("UF") Lasers
Ultrafast lasers are lasers generating light pulses with durations of a few femtoseconds (10-15 seconds) to a few tens of picoseconds (10-12 seconds). These types of lasers are used for medical, advanced microelectronics and materials processing applications as well as scientific research. UF laser oscillators generate a train of pulses at 50-100 MHz, with peak powers of tens of kilowatts, and UF laser amplifiers generate pulses at 1-2000 kHz, with peak powers up to several Terawatts.
The extremely short duration of UF laser pulses enables temporally resolving fast events like the dynamics of atoms or electrons. In addition, the high peak power enables so-called non-linear effects where several photons can be absorbed by a molecule at the same time. This type of process enables applications like multi-photon excitation microscopy or ablation of materials with high precision and minimal thermal damage. The use of our ultrafast lasers in applications outside science has been growing rapidly over the last several years, particularly in microelectronics and materials processing applications.
SALES AND MARKETING
We primarily market our products in the United States through a direct sales force. We sell internationally through direct sales personnel located in Canada, France, Finland, Germany, Italy, Japan, the Netherlands, China, South Korea, Taiwan, Singapore, Spain and the United Kingdom, as well as through independent representatives in certain jurisdictions around the world. Our foreign sales are made principally to customers in South Korea, China, Germany, Japan and other European and Asia-Pacific countries. Foreign sales accounted for 83% of our net sales in fiscal 2017, 76% of our net sales in fiscal 2016 and 73% of our net sales in fiscal 2015. Sales made to independent representatives and distributors are generally priced in U.S. dollars. A large portion of foreign sales that we make directly to customers are priced in local currencies and are therefore subject to currency exchange fluctuations. Foreign sales are also subject to other normal risks of foreign operations such as protective tariffs, export and import controls and political instability.
We had one customer, Advanced Process Systems Corporation, who contributed more than 10% of revenue during fiscal 2017, 2016 and 2015. We had another major customer, Japanese Steel Works, Ltd., who contributed more than 10% of revenue during fiscal 2016.
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
We typically provide parts and service warranties on our lasers, laser-based systems, optical and laser components and related accessories and services. Warranties on some of our products and services may be shorter or longer than one year. Warranty reserves, as reflected on our consolidated balance sheets, have generally been sufficient to cover product warranty repair and replacement costs. The weighted average warranty period covered in our reserve is approximately 15 months.
RESEARCH AND DEVELOPMENT
We are constantly developing and introducing new products as well as improving and refining existing products to better serve the markets we participate in. Our development efforts are focused on designing and developing products, services and solutions that anticipate customers' changing needs and emerging technological trends. Our efforts are also focused on identifying the areas where we believe we can make valuable contributions. Research and development expenditures for fiscal 2017 were $119.2 million, or 6.9% of net sales compared to $81.8 million, or 9.5% of net sales for fiscal 2016 and $81.5 million, or 10.2% of net sales for fiscal 2015. We work closely with customers, both individually and through our sponsored seminars, to develop products to meet customer application and performance needs. In addition, we are working with leading research and educational institutions to develop new photonics based solutions.
MANUFACTURING
Since the acquisition of Rofin in November 2016, we have integrated Rofin into our organizational structure and both organizations are operating as one company with common objectives, goals and processes. Strategies are being implemented to improve operating leverage, to execute synergies and to enhance our customers' experience. Common policies and guidelines have been communicated, key management and operating processes have been implemented and ERP systems at some of Rofin’s sites have been integrated onto our Oracle ERP and Agile planning platforms, consistent with the rest of Coherent. This integration process will continue into fiscal 2018 and beyond.
Strategies
One of our core manufacturing strategies is to tightly control our supply of key parts, components, sub-assemblies and outsourcing partners. We primarily utilize vertical integration when we have proprietary internal capabilities that are not cost-effectively available from external sources. We believe this is essential to maintaining high quality products and enable rapid development and deployment of new products and technologies. We provide customers with 24-hour technical expertise and quality that is International Organization for Standardization ("ISO") certified at our principal manufacturing sites.
Committed to quality and customer satisfaction, we design and produce many of our own components and sub-assemblies in order to retain quality and performance control. We have also outsourced certain components, sub-assemblies and finished goods where we can maintain our high quality standards while improving our cost structure.
As part of our strategy to increase our market share and customer support in Asia as well as our continuing efforts to manage costs, we have transferred the production of additional products into both of our Singapore and Malaysia factories. With the acquisition of Rofin, we now have a manufacturing footprint in Nanjing, China. We are transferring additional products and volume to Nanjing as well as consolidating our China repair activities in that facility. We continue to expand our tube refurbishment capacity and footprint in our South Korea operations, which has allowed us to reduce service response time and inventories, providing benefits to us and to our customers. We have also established an International Procurement Office in Singapore and have been increasing our sourcing of materials from Asia to reduce material costs on a global basis. In fiscal 2015, we increased our vertical integration capabilities with the asset acquisition of the Tinsley Optics business from L-3 Communications Corporation.
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
Operations
Our products are manufactured at our sites in California, Oregon, Arizona, Michigan, Massachusetts, New Jersey, Connecticut, New Hampshire and Florida in the U.S.; Germany, Scotland, Finland, Sweden and Switzerland in Europe; and South Korea, China, Singapore and Malaysia in Asia. In addition, we also use contract manufacturers for the production of certain assemblies and turnkey solutions.
Our ion gas lasers, a portion of our DPSS lasers that are used in microelectronics, scientific research and materials processing applications, semiconductor lasers, OPS lasers, fiber lasers and ultrafast scientific lasers are manufactured at our Santa Clara, California site. Our laser diode module products, laser instrumentation products, test and measurement equipment products are manufactured in Wilsonville, Oregon. We manufacture exotic crystals in East Hanover, New Jersey and both active and passive fibers are manufactured in our Salem, New Hampshire facility. Our low power CO2 and CO gas lasers are manufactured in Bloomfield, Connecticut. We manufacture our LMT products in Penang, Malaysia. We manufacture a portion of our DPSS lasers used in microelectronics and OEM components and instrumentation applications in Lübeck, Germany. We manufacture a portion of our DPSS lasers used in microelectronics, OEM components and instrumentation and materials processing applications in Kaiserslautern, Germany. Our excimer gas laser products are manufactured in Göttingen, Germany. We refurbish excimer tubes at our manufacturing site in Osan, South Korea.
We manufacture the fiber-based lasers and a portion of our DPSS lasers used in microelectronics and scientific research applications in Glasgow, Scotland. Our facility in Sunnyvale, California grows the aluminum-free materials that are incorporated into our semiconductor lasers. Our facility in Richmond, California manufactures large form factor optics for our Linebeam excimer laser annealing systems. We manufacture and test high-power CO2, solid-state and fiber laser macro products in Hamburg, Germany; Plymouth, Michigan; Landing, New Jersey; East Granby, Connecticut, and Nanjing, China. Our laser marking products are manufactured and tested in Gunding-Munich and Gilching-Munich, Germany; Devens, Massachusetts; and Singapore. Our micro application products are manufactured and tested in Gilching-Munich, Germany; Tampere, Finland; Plymouth, Michigan; Belp, Switzerland; and Orlando, Florida. Our diode laser products are manufactured and tested in Mainz and Freiburg, Germany; Tucson, Arizona; and Nanjing, China. Coating of our Slab laser electrodes is performed in Overath, Germany. Our fiber optics and beam delivery systems are manufactured and tested in Molndal, Sweden, and power supplies are manufactured and tested in Starnberg-Munich, Germany. The Company’s active and passive fibers and amplifiers are manufactured and tested in East Granby, Connecticut. Optical engines for fiber lasers, fiber lasers modules and wafer material are designed and manufactured in Tampere, Finland.
We have transferred several products and subassemblies for manufacture and repairs to our Singapore, Malaysia and Nanjing, China facilities and are continuing to transfer additional product manufacturing to these facilities as part of our worldwide manufacturing cost reduction strategy.
Coherent is committed to meeting internationally recognized manufacturing standards. All of our legacy Coherent facilities are ISO 9001 certified and several facilities are ISO 13485, ISO 14001, ISO 17025 and/or ISO 50001 certified depending on the products designed and manufactured at that facility. Substantially all of our legacy Rofin facilities are either ISO 9001 certified or are in the process of being certified.
INTELLECTUAL PROPERTY
We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. As of September 30, 2017, we held approximately 700 U.S. and foreign patents, which expire in calendar years 2017 through 2035 (depending on the payment of maintenance fees) and we have approximately 275 additional pending patent applications that have been filed. The issued patents cover various products in all of the major markets that we serve.
Some of our products are designed to include intellectual property licensed from third parties. It may be necessary in the future to seek or renew licenses relating to aspects of our products, processes and services. While we have generally been able to obtain such licenses on commercially reasonable terms in the past, there is no guarantee that such licenses could be obtained on reasonable terms in the future or at all.
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
COMPETITION
Competition in the various photonics markets in which we provide products is very intense. We compete against a number of large public and private companies including Novanta Inc., IPG Photonics Corporation, Lumentum Holdings Inc., MKS Instruments, Inc., and TRUMPF GmbH, as well as other smaller companies. In addition, from time to time our customers may also decide to vertically integrate and build their own photonics products. We compete globally based on our broad product offering, reliability, cost, and performance advantages for the widest range of commercial and scientific research applications. Other considerations by our customers include warranty, global service and support and distribution.
BACKLOG
At fiscal 2017 year-end, our backlog of orders scheduled for shipment (within one year) was $1,040.0 million compared to $605.3 million at fiscal 2016 year-end. By segment, backlog for OLS was $801.4 million and $558.6 million, respectively, at fiscal 2017 and 2016 year-ends. Backlog for ILS was $238.6 million and $46.7 million, respectively, at fiscal 2017 and 2016 year-ends. The increase in OLS backlog from fiscal 2016 to fiscal 2017 year-end is primarily due to the timing of large excimer laser annealing system orders, net of shipments, for the flat panel display market. The increase in ILS backlog from fiscal 2016 to fiscal 2017 year-end is primarily due to the acquisition of Rofin in the first quarter of fiscal 2017 and is primarily concentrated on orders in the materials processing and high power fiber laser markets. Orders used to compute backlog are generally cancelable and, depending on the notice period, are subject to rescheduling by our customers with penalties. Historically, we have not experienced a significant rate of cancellation or rescheduling, though we cannot guarantee that the rate of cancellations or rescheduling will not increase in the future.

SEASONALITY
We have historically experienced decreased revenue in the first fiscal quarter compared to other quarters in our fiscal year due to the impact of time off and business closures at our facilities and those of many of our customers due to year-end holidays. For example over the past 10 years, excluding certain recovery years, our first fiscal quarter revenues have ranged 2%-12% below the fourth quarter of the prior fiscal years. With the acquisition of Rofin in fiscal 2017, we expect a more pronounced decrease in revenues in the first quarter of the fiscal year as Rofin has historically experienced more pronounced seasonality, particularly in materials processing applications, than Coherent historically has experienced. This historical pattern should not be considered a reliable indicator of the Company's future net sales or financial performance.
EMPLOYEES
As of fiscal 2017 year-end, we had 5,218 employees. Approximately 666 of our employees are involved in research and development; 3,382 of our employees are involved in operations, manufacturing, service and quality assurance; and 1,170 of our employees are involved in sales, order administration, marketing, finance, information technology, general management and other administrative functions. Our success will depend in large part upon our ability to attract and retain employees. We face competition in this regard from other companies, research and academic institutions, government entities and other organizations. We consider our relations with our employees to be good.
ACQUISITIONS
On November 7, 2016, we acquired Rofin, one of the world's leading developers and manufacturers of high-performance industrial laser sources and laser-based solutions and components, for approximately $936.3 million. Rofin's operating results have been included primarily in our Industrial Lasers & Systems segment. See "Recent Developments" for further discussion of the acquisition and the Credit Agreement.
In July 2015, we acquired certain assets of Raydiance, Inc. ("Raydiance") for approximately $5.0 million, excluding transaction costs. Raydiance manufactured complete tools and lasers for ultrafast processing systems and subsystems in the precision micromachining processing market. The Raydiance assets have been included in our OEM Laser Sources segment.
In July 2015, we acquired the assets and certain liabilities of the Tinsley Optics ("Tinsley") business from L-3 Communications Corporation for approximately $4.3 million, excluding transaction costs. Tinsley is a specialized manufacturer of high precision optical components and subsystems sold primarily in the aerospace and defense industry. Tinsley manufactures the large form factor optics for our excimer laser annealing systems. The Tinsley assets have been included in our OEM Laser Sources segment.
Please refer to "Note 3. Business Combinations" of Notes to Consolidated Financial Statements under Item 15 of this annual report for further discussion of recent acquisitions completed.
RESTRUCTURINGS AND CONSOLIDATION
In the first quarter of fiscal 2017, we began the implementation of planned restructuring activities in connection with the acquisition of Rofin. These activities to date primarily have related to exiting our legacy high power fiber laser product line, change of control payments to Rofin officers, the exiting of two product lines acquired in the acquisition of Rofin, realignment of our supply chain due to segment reorganization and consolidation of sales and distribution offices. These activities resulted in charges primarily for employee termination, other exit related costs associated with the write-off of property and equipment and inventory and early lease termination costs.
The current year severance related costs are primarily comprised of severance pay for employees being terminated due to the transition of activities out of Rofin including change of control payments to Rofin officers and the exit from certain product lines as well as the consolidation of sales and distribution offices. The current year asset write-offs are primarily comprised of write-offs of inventory and equipment due to exiting our legacy high power fiber laser product line and inventory write-offs due to the exit of other Rofin product lines. We plan to continue additional restructuring activities in fiscal 2018 related to our acquisition of Rofin.
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
We face increasing complexity in our product design and procurement operations due to the evolving nature of environmental compliance regulations and standards, as well as specific customer compliance requirements. These regulations and standards have an impact on the material composition of our products entering specific markets. Such legislation has gone into effect at various time across the worldwide markets. For example, in the European Union ("EU"), the Restriction of Hazardous Substances Directive (RoHS) went into effect in 2006, and was subsequently revised in 2011 and again in 2015 (as RoHS 2). Another material revision will be in effect in 2019. The Registration, Evaluation, Authorization and Restriction of Chemicals (REACH) went into effect in 2007, and is amended with additional substances every 6 months. China enacted the Management Methods for Controlling Pollution Caused by Electronic Information Products Regulation (China-RoHS) in 2007, which was revised and renamed in 2016 as the Administrative Measures for the Restriction of the Use of Hazardous Substances in Electrical and Electronic Products (known as China RoHS 2). Another example is the US Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Conflict Minerals Act) which requires manufacturers to provide disclosures about the use of specified conflict minerals emanating from the DRC and nine adjoining countries (Covered Countries). In addition to these regulations and directives, we may face costs and liabilities in connection with product take-back legislation. For example, beginning in 2006 (with several subsequent revisions), the EU Waste Electrical and Electronic Equipment Directive 2012/19/EU made producers of electrical goods financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. Similar laws are now pending in various jurisdictions around the world, including the United States.
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
Regulatory Compliance
Certain of our lasers sold in the United States are classified as Class IV Laser Products under the applicable rules and regulations of the Center for Devices and Radiological Health ("CDRH") of the U.S. Food and Drug Administration ("FDA"). A similar classification system is applied in the European markets.
CDRH regulations require a self-certification procedure pursuant to which a manufacturer must submit a filing to the CDRH with respect to each product incorporating a laser device, make periodic reports of sales and purchases and comply with product labeling standards, product safety and design features and informational requirements. The CDRH is empowered to seek fines and other remedies for violations of their requirements. We believe that our products are in material compliance with applicable laws and regulations relating to the manufacture of laser devices.
SEGMENT INFORMATION
As a result of the acquisition of Rofin in the first quarter of fiscal 2017, we reorganized our prior two reporting segments (Specialty Laser Systems and Commercial Lasers and Components) into two new reporting segments for the combined company based upon the organizational structure of the combined company and how the chief operating decision maker ("CODM") receives and utilizes information provided to allocate resources and make decisions: OEM Laser Sources (“OLS”) and Industrial Lasers & Systems (“ILS”). Accordingly, our segment information was restated retroactively for all periods presented. This segmentation reflects the go-to-market strategies and synergies for our broad portfolio of laser technologies and products. While both segments deliver cost-effective, highly reliable photonics solutions, the OLS business segment is focused on high performance laser sources and complex optical sub-systems, typically used in microelectronics manufacturing, medical diagnostics and therapeutic medical applications, as well as in scientific research. Our ILS business segment delivers high performance laser sources, sub-systems and tools primarily used for industrial laser materials processing, serving important end markets like automotive, machine tool, consumer goods and medical device manufacturing. Rofin's operating results have been included primarily in our Industrial Lasers & Systems segment.
We have identified OLS and ILS as operating segments for which discrete financial information was available. Both units have dedicated engineering, manufacturing, product business management and product line management functions. A small portion of our outside revenue is attributable to projects and recently developed products for which a segment has not yet been determined. The associated direct and indirect costs are presented in the category of Corporate and other, along with other corporate costs.
FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES
Financial information relating to foreign and domestic operations for fiscal years 2017, 2016 and 2015, is set forth in Note 15, "Segment and Geographic Information" of our Notes to Consolidated Financial Statements under Item 15 of this annual report.

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
RISKS RELATED TO THE MERGER WITH ROFIN
We may not be able to integrate the business of Rofin successfully with our own, realize the anticipated benefits of the merger or manage our expanded operations, any of which would adversely affect our results of operations.
We have devoted, and expect to continue to devote, significant management attention and resources to integrating our business practices with those of Rofin. Such integration efforts are costly due to the large number of processes, policies, procedures, locations, operations, technologies and systems to be integrated, including purchasing, accounting and finance, sales, service, operations, payroll, pricing, marketing and employee benefits. Integration expenses could, particularly in the short term, exceed the savings we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale, which could result in significant charges to earnings that we cannot currently quantify. Potential difficulties that we may encounter as part of the integration process include the following:

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
In accordance with generally accepted accounting principles, we have accounted for the Rofin acquisition using the purchase method of accounting, which will result in charges to earnings that could have a material adverse effect on the market value of our common stock following completion of the acquisition. Under the purchase method of accounting, we allocated the total purchase price of Rofin’s net tangible and identifiable intangible assets based upon their estimated fair values at the acquisition date. The excess of the purchase price over net tangible and identifiable intangible assets was recorded as goodwill. We are and will continue to incur additional depreciation and amortization expense over the useful lives of certain of the net tangible and intangible assets acquired in connection with the acquisition. In addition, to the extent the value of goodwill or intangible assets with indefinite lives becomes impaired, we may be required to incur material charges relating to the impairment of those assets. These depreciation, amortization and potential impairment charges could have a material impact on our results of operations.
Our indebtedness following the merger is substantially greater than our indebtedness prior to the merger. This increased level of indebtedness could adversely affect us, including by decreasing our business flexibility, and will increase our borrowing costs.

In November 2016 we entered into the Credit Agreement which provided for a 670 million Euro term loan, all of which was drawn, and a $100 million revolving credit facility, under which a 10 million Euro letter of credit was issued. As of September 30, 2017, 513.3 million Euros were outstanding under the term loan and 10.0 million Euros were outstanding under the revolving credit facility. We may incur additional indebtedness in the future by accessing the revolving credit facility and/or entering into new financing arrangements. Our ability to pay interest and repay the principal of our current indebtedness is dependent upon our ability to manage our business operations and the ongoing interest rate environment. There can be no assurance that we will be able to manage any of these risks successfully.
The Credit Agreement contains customary affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations, and negative covenants, including covenants limiting the ability of us and our subsidiaries to, among other things, incur debt, grant liens, make investments, make certain restricted payments, transact with affiliates, and sell assets. The Credit Agreement also requires us and our subsidiaries to maintain a senior secured net leverage ratio as of the last day of each fiscal quarter of less of than or equal to 3.50 to 1.00.  The Credit Agreement contains customary events of default that include, among other things, payment defaults, cross defaults with certain other indebtedness, violation of covenants, inaccuracy of representations and warranties in any material respect, change in control of us and Coherent Holding BV & Co. K.G. (formerly Coherent Holding GmbH), judgment defaults, and bankruptcy and insolvency events. If an event of default exists, the lenders may require the immediate payment of all obligations and exercise certain other rights and remedies provided for under the Credit Agreement, the other loan documents and applicable law. The acceleration of such obligations is automatic upon the occurrence of a bankruptcy and insolvency event of default. There can be no assurance that we will have sufficient financial resources or we will be able to arrange financing to repay our borrowings at such time.
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

•
our ability to manage our manufacturing capacity across our diverse product lines and that of our suppliers, including our ability to successfully expand our manufacturing capacity in various locations around the world;

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

•
seasonal sales trends, including with respect to Rofin’s historical business, which has traditionally experienced a reduction in sales during the first half of its fiscal year as compared to the second half of its fiscal year;

•	jurisdictional capital and currency controls negatively impacting our ability to move funds from or to an applicable jurisdiction;

•	access to applicable credit markets by us, our customers and their end customers;

•	delays or reductions in customer purchases of our products in anticipation of the introduction of new and enhanced products by us or our competitors;

•	our ability to control expenses;

•	the level of capital spending of our customers;

•	potential excess and/or obsolescence of our inventory;

•	costs and timing of adhering to current and developing governmental regulations and reviews relating to our products and business;

•	costs related to acquisitions of technology or businesses;

•	impairment of goodwill, intangible assets and other long-lived assets;

•	our ability to meet our expectations and forecasts and those of public market analysts and investors;

•	the availability of research funding by governments with regard to our customers in the scientific business, such as universities;

•	continued government spending on defense-related and scientific research projects where we are a subcontractor;

•	maintenance of supply relating to products sold to the government on terms which we would prefer not to accept;

•	changes in policy, interpretations, or challenges to the allowability of costs incurred under government cost accounting standards;

•	damage to our reputation as a result of coverage in social media, Internet blogs or other media outlets;

•	managing our and other parties' compliance with contracts in multiple languages and jurisdictions;

•	managing our internal and third party sales representatives and distributors, including compliance with all applicable laws;

•	impact of government economic policies on macroeconomic conditions;

•	costs and expenses from litigation;

•	costs associated with designing around or payment of licensing fees associated with issued patents in our fields of business;

•	government support of alternative energy industries, such as solar;

•
negative impacts related to the “Brexit” vote by the United Kingdom, particularly with regard to sales from our Glasgow, Scotland facility to other jurisdictions and purchases of supplies from outside the United Kingdom by such facility;

•
negative impacts related to the recent independence movement in Catalonia, Spain, particularly with regard to holding and operating some of our foreign entities in an efficient manner from a tax, business and legal perspective;

•	negative impacts related to government instability, including the recent difficulties in forming a governing coalition in Germany;

•	the future impact of legislation, rulemaking, and changes in accounting, tax, defense procurement, or export policies; and

•	distraction of management related to acquisition, integration or divestment activities.
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
We depend on sole source or limited source suppliers, both internal and external, for some of the key components and materials, including exotic materials, certain cutting-edge optics and crystals, used in our products, which make us susceptible to supply shortages or price fluctuations that could adversely affect our business, particularly our ability to meet our customers' delivery requirements.
We currently purchase several key components and materials used in the manufacture of our products from sole source or limited source suppliers, both internal and external. In particular, from time-to-time our customers require us to ramp up production and/or accelerate delivery schedules of our products. Our key suppliers may not have the ability to increase their production in line with our customers’ demands. This can become acute during times of high growth in our customers’ businesses. Our failure to timely receive these key components and materials would likely cause delays in the shipment of our products, which would likely negatively impact both our customers and our business. Some of these suppliers are relatively small private companies that may discontinue their operations at any time and which may be particularly susceptible to prevailing economic conditions. Some of our suppliers are located in regions which may be susceptible to natural disasters, such as the flooding in Thailand and the earthquake, tsunami and resulting nuclear disaster in Japan and severe flooding and power loss in the Eastern part of the United States in recent years. We typically purchase our components and materials through purchase orders or agreed upon terms and conditions and we do not have guaranteed supply arrangements with many of these suppliers. For certain long-lead time supplies or in order to lock-in pricing, we may be obligated to place non-cancelable purchase orders or otherwise assume liability for a large amount of the ordered supplies, which limits our ability to adjust down our inventory liability in the event of market downturns or other customer cancellations or rescheduling of their purchase orders for our products.
Some of our products, particularly in the flat panel display industry, require designs and specifications that are at the cutting-edge of available technologies and change frequently to meet rapidly evolving market demands. By their very nature, the types of components used in such products can be difficult and unpredictable to manufacture and may only be available from a single supplier, which increases the risk that we may not obtain such components in a timely manner. Identifying alternative sources of supply for certain components could be difficult and costly, result in management distraction in assisting our current and future suppliers to meet our and our customers' technical requirements, and cause delays in shipments of our products while we identify, evaluate and test the products of alternative suppliers. Any such delay in shipment would result in a delay or cancelation of our ability to convert such order into revenues. Furthermore, financial or other difficulties faced by these suppliers or significant changes in demand for these components or materials could limit their availability. We continue to consolidate our supply base and move supplier locations. When we transition locations we may increase our inventory of such products as a “safety stock” during the transition, which may cause the amount of inventory reflected on our balance sheet to increase. Additionally, many of our customers rely on sole source suppliers. In the event of a disruption of our customers' supply chain, orders from our customers could decrease or be delayed.
Any interruption or delay in the supply of any of these components or materials, or the inability to obtain these components and materials from alternate sources at acceptable prices and within a reasonable amount of time, or our failure to properly manage these moves, would impair our ability to meet scheduled product deliveries to our customers and could cause customers to cancel orders. We have historically relied exclusively on our own production capability to manufacture certain strategic components, crystals, semiconductor lasers, fiber, lasers and laser-based systems. In July 2015, we also began manufacturing certain large format optics. Because we manufacture, package and test these components, products and systems at our own facilities, and such components, products and systems are not readily available from other sources, any interruption in manufacturing would adversely affect our business. Since many of our products have lengthy qualification periods, our ability to introduce multiple suppliers for parts may be limited. In addition, our failure to achieve adequate manufacturing yields of these items at our manufacturing facilities may materially and adversely affect our operating results and financial condition.
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
In the flat panel display market, there are a relatively limited number of manufacturers who are the end customers for our annealing products. In fiscal 2017, Advanced Process Systems Corporation, an integrator in the flat panel display market based in South Korea, contributed more than 10% of our revenue. Given macroeconomic conditions, varying consumer demand and technical process limitations at manufacturers, our customers may seek to reschedule or cancel orders. These larger flat panel-related systems have large average selling prices. Any rescheduling or canceling of such orders by our customers will likely have a significant impact on our quarterly or annual net sales and results of operations and could negatively impact inventory values and backlog. Additionally, challenges in meeting evolving technological requirements for these complex products by us and our suppliers could also result in delays in shipments and rescheduled or canceled orders by our customers. This could negatively impact our backlog, timing of net sales and results of operations.
As of September 30, 2017, flat panel display systems represented 59% of our backlog, compared to 63% at October 1, 2016. Since our backlog includes higher average selling price flat panel display systems, any delays or cancellation of shipments could have a material adverse effect on our financial results.

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
Worldwide economic conditions and related uncertainties could negatively impact demand for our products and results of operations.
Volatility and disruption in the capital and credit markets, depressed consumer confidence, government economic policies, negative economic conditions, volatile corporate profits and reduced capital spending could negatively impact demand for our products. In particular, it is difficult to develop and implement strategy, sustainable business models and efficient operations, as well as effectively manage supply chain relationships in the face of such conditions including uncertainty regarding the ability of some of our suppliers to continue operations and provide us with uninterrupted supply flow. Our ability to maintain our research and development investments in our broad product offerings may be adversely impacted in the event that our future sales decline or remain flat. Spending and the timing thereof by consumers and businesses have a significant impact on our results and, where such spending is delayed or canceled, it could have a material negative impact on our operating results. Current global economic conditions remain uncertain and challenging. Weakness in our end markets could negatively impact our net sales, gross margin and operating expenses, and consequently have a material adverse effect on our business, financial condition and results of operations.
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
For fiscal 2017, fiscal 2016 and fiscal 2015, 83%, 76% and 73%, respectively, of our net sales were derived from customers outside of the United States. We anticipate that foreign sales, particularly in Asia, will continue to account for a significant portion of our net sales in the foreseeable future.
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
If we are unable able to protect our proprietary technology, our competitive advantage could be harmed.
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
Our ability to continue to attract and retain highly skilled personnel will be a critical factor in determining whether we will be successful in the future. Recruiting and retaining highly skilled personnel in certain functions continues to be difficult. At certain locations where we operate, the cost of living is extremely high and it may be difficult to retain key employees and management at a reasonable cost. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs, which could adversely affect our growth and our business.
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
Competition in the various photonics markets in which we provide products is very intense. We compete against a number of large public and private companies, including Novanta Inc., IPG Photonics Corporation, Lumentum Holdings Inc., MKS Instruments, Inc. and TRUMPF GmbH, as well as other smaller companies. Some of our competitors are large companies that have significant financial, technical, marketing and other resources. These competitors may be able to devote greater resources than we can to the development, promotion, sale and support of their products. Some of our competitors are much better positioned than we are to acquire other companies in order to gain new technologies or products that may displace our product lines. Any of these acquisitions could give our competitors a strategic advantage. Any business combinations or mergers among our competitors, forming larger companies with greater resources, could result in increased competition, price reductions, reduced margins or loss of market share, any of which could materially and adversely affect our business, results of operations and financial condition.
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
For our fiscal years 2017, 2016 and 2015, our research and development costs were $119.2 million (6.9% of net sales), $81.8 million (9.5% of net sales) and $81.5 million (10.2% of net sales), respectively. We cannot assure you that our expenditures for research and development will result in the introduction of new products or, if such products are introduced, that those products will achieve sufficient market acceptance or to generate sales to offset the costs of development. Our failure to address rapid technological changes in our markets could adversely affect our business and results of operations.
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
As a global company, we are subject to taxation in the United States and various other countries and jurisdictions. Significant judgment is required to determine our worldwide tax liabilities. A number of factors may affect our future effective tax rates including, but not limited to:

•
changes in our current and future global structure based on the Rofin acquisition and restructuring that involved significant movement of U.S. and foreign entities, and our ability to maintain favorable tax treatment as a result of various Rofin restructuring efforts and business activities;

•	change in the assessment of the ability to recognize our deferred tax assets and change in the valuation of our deferred tax liabilities;

•	the outcome of discussions with various tax authorities regarding intercompany transfer pricing arrangements;

•
changes that involve other acquisitions, restructuring or an increased investment in technology outside of the United States to better align asset ownership and business functions with revenues and profits;

•	changes in the composition of earnings in countries or states with differing tax rates;

•	the resolution of issues arising from tax audits with various tax authorities, and in particular, the outcome of the German tax audits of our tax returns for fiscal years 2010 - 2015;

•	adjustments to estimated taxes upon finalization of various tax returns;

•	increases in expenses not deductible for tax purposes, including impairments of goodwill in connection with acquisitions;

•	our ability to meet the eligibility requirements for tax holidays of limited time tax-advantage status;

•	changes in available tax credits;

•	changes in share-based compensation;

•
changes in the tax laws or the interpretation of such tax laws, including the Base Erosion Profit Shifting (“BEPS”) action plan implemented by the Organization for Economic Co-operation and Development (“OECD”);

•	changes in generally accepted accounting principles; and

•	the repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes.
As indicated above, we are engaged in discussions with various tax authorities regarding the appropriate level of profitability for Coherent entities and this may result in changes to our worldwide tax liabilities. In addition, we are subject to regular examination of our income tax returns by the Internal Revenue Service (“IRS”) and other tax authorities. We regularly assess the likelihood of favorable or unfavorable outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. Although we believe our tax estimates are reasonable, there can be no assurance that any final determination will not be materially different from the treatment reflected in our historical income tax provisions and accruals, which could materially and adversely affect our operating results and financial condition.
From time to time the United States, foreign and state governments make substantive changes to tax rules and the application of rules to companies, including various announcements from the United States government potentially impacting our ability to defer taxes on international earnings. For example, the “Tax Cuts and Jobs Act” proposed by U.S. federal tax legislation would have a significant impact on the taxation of Coherent including the U.S. tax treatment of our foreign operations. We are reviewing the potential changes to the tax laws and will revise our tax estimates to the extent the legislation is enacted.
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
Provisions of our charter documents and Delaware law, and our change of control severance plan may have anti-takeover effects that could prevent or delay a change in control.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
Not Applicable.

ITEM 2.    PROPERTIES
Our corporate headquarters is located in Santa Clara, California. At fiscal 2017 year-end, our manufacturing locations were as follows (all acreage and square footage is approximate) (unless otherwise indicated, each property is utilized jointly by our two segments):

	Description	Use	Term*
Santa Clara, CA	8.5 acres of land, 200,000 square feet	Corporate headquarters, manufacturing, R&D	Owned
Santa Clara, CA	90,120 square feet	Office	Leased through July 2020
Sunnyvale, CA (1)	24,159 square feet	Office, manufacturing, R&D	Leased through December 2023
Richmond, CA (2)	37,952 square feet	Office, manufacturing, R&D	Leased through November 2022
Richmond, CA (2)	30,683 square feet	Office, manufacturing, R&D	Leased through February 2019
Richmond, CA (2)	11,500 square feet	Warehouse	Leased through November 2018

Orlando, FL (2)	3.1 acres of land, 30,722 square feet	Office, manufacturing, R&D	Owned
Bloomfield, CT (1)	72,996 square feet	Office, manufacturing, R&D	Leased through December 2022
East Hanover, NJ (2)	29,932 square feet	Office, manufacturing, R&D	Leased through January 2025
Landing, NJ (1)	8.0 acres of land, 34,539 square feet	Office, manufacturing, R&D	Owned
Wilsonville, OR (2)	41,250 square feet	Office, manufacturing, R&D	Leased through December 2018
Salem, NH (1)	44,153 square feet	Office, manufacturing, R&D	Leased through October 2024
Devens, MA (1)	16,792 square feet	Office, manufacturing, R&D	Leased through February 2019
East Granby, CT (1)	68,135 square feet	Office, manufacturing, R&D	Leased through January 2027
Plymouth, MI (1)	52,128 square feet	Office, manufacturing, R&D	Leased through May 2022
Göttingen, Germany (2)	14.2 acres of land, several buildings totaling 224,753 square feet	Office, manufacturing, R&D	Owned
Hamburg, Germany (1)	4.6 acres of land, 119,724 square feet	Office, manufacturing, R&D	Owned
Mainz, Germany (1)	1.2 acres of land, 46,984 square feet	Office, manufacturing, R&D	Owned
Mainz, Germany (1)	47,619 square feet	Office, manufacturing, R&D	Leased through September 2022
Overath, Germany (1)	2.5 acres of land, 22,948 square feet	Office, manufacturing, R&D	Owned
Gilching, Germany (1)	4.2 acres of land, 125,012 square feet	Office, manufacturing, R&D	Owned
Freiburg, Germany (1)	12,686 square feet	Office, manufacturing, R&D	Leased through September 2019
Gunding, Germany (1)	81,913 square feet	Office, manufacturing, R&D	Leased through May 2019
Starnberg, Germany (1)	19,375 square feet	Office, manufacturing, R&D	Leased through May 2021
Lübeck, Germany (2)	46,228 square feet	Office, manufacturing, R&D	Leased through December 2018
Lübeck, Germany (2)	22,583 square feet	Manufacturing, R&D	Leased through October 2018 with option to purchase building
Lübeck, Germany (2)	8,095 square feet	Office, manufacturing, R&D	Leased through April 2019
Lübeck, Germany (2)	7,578 square feet	Warehouse	Leased through April 2019
Kaiserslautern, Germany (2)	33,740 square feet	Office, manufacturing, R&D	Leased through September 2018
Tampere, Finland (1)	4.9 acres of land, 50,074 square feet	Office, manufacturing, R&D	Owned
Pamplona, Spain (1)	0.3 acres of land, 24,654 square feet	Office, manufacturing	Owned
Gothenburg, Sweden (1)	49,514 square feet	Office, manufacturing, R&D	Leased through August 2020
Belp, Switzerland (1)	12,981 square feet	Office, manufacturing, R&D	Leased through February 2021
Glasgow, Scotland (2)	2.0 acres of land, 31,600 square feet	Office, manufacturing, R&D	Owned
Nanjing, China (1)	3.0 acres of land, 86,397 square feet	Office, manufacturing, R&D	Owned
Ansung, South Korea (1)	60,257 square feet	Office, manufacturing	Leased through September 2027

YongIn-Si, South Korea (2)	33,074 square feet	Office, manufacturing	Leased through November 2021
Kallang Sector, Singapore	42,723 square feet	Office, manufacturing	Leased through January 2022
Penang, Malaysia	12,519 square feet	Office, manufacturing	Leased through August 2020
_________________________________________

(1)	This facility is utilized primarily by our ILS operating segment.

(2)	This facility is utilized primarily by our OLS operating segment.

*	We currently plan to renew leases on buildings as they expire, as necessary.
We maintain other sales and service offices under varying leases expiring from 2018 through 2022 in Japan, China, Taiwan, South Korea, France, Italy, Germany, Belgium, Spain, the United Kingdom and the Netherlands.
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
Income Tax Audits
We are subject to taxation and file income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. For U.S. federal income tax purposes, all years prior to fiscal 2011 are closed. In September 2017, the Internal Revenue Service (IRS) completed its audit of Coherent Inc.’s fiscal 2013 tax return with no adjustment. The extension of the statutes of limitations for its fiscal 2011 and 2012 tax returns will be closed on June 30, 2018. In our major foreign jurisdictions and our major state jurisdictions, the years prior to fiscal 2011 and 2013, respectively, are closed to examination. Earlier years in our various jurisdictions may remain open for adjustment to the extent that we have tax attribute carryforwards from those years.
In July 2015 and March 2016, Coherent Kaiserslautern GmbH (formerly Lumera Laser GmbH) received tax audit notices for the fiscal years 2010 to 2014. The audit began in August 2015. We acquired the shares of Lumera Laser GmbH in December 2012 and, pursuant to the terms of the acquisition agreement, we should not have responsibility for any assessments related to the pre-acquisition period. In July 2016, Coherent Holding GmbH and Coherent Deutschland GmbH each received a tax audit notice for the fiscal years 2011 to 2014. The audit began in August 2016. In November 2016, Coherent GmbH, Coherent LaserSystems GmbH & Co. KG and Coherent Germany GmbH received audit notices for the period that they were in existence during the fiscal years 2011 through 2014. The audit work began in January 2017. In the fourth quarter of fiscal 2017, all German tax audits were extended to fiscal 2015 and are currently in progress.
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

	Fiscal
	2017		2016
	High	Low	High	Low
First quarter	$138.33	$101.43	$68.33	$52.46
Second quarter	$206.01	$136.42	$92.58	$57.96
Third quarter	$261.85	$192.79	$98.26	$84.11
Fourth quarter	$276.36	$210.25	$111.63	$89.43
The number of stockholders of record as of November 24, 2017 was 667. While we paid a cash dividend in fiscal 2013 and may elect to pay dividends in the future, we have no present intention to declare cash dividends. Our line of credit agreement, signed on November 7, 2016, includes certain restrictions on our ability to pay cash dividends.
There were no sales of unregistered securities in fiscal 2017.
There were no stock repurchases during the fourth quarter of fiscal 2017.
Refer to Note 11 "Stock Repurchases" of our Notes to Consolidated Financial Statements under Item 15 of this annual report for discussion on repurchases during fiscal 2015 and 2014.

COMPANY STOCK PRICE PERFORMANCE
The following graph shows a five-year comparison of cumulative total stockholder return, calculated on a dividend reinvestment basis and based on a $100 investment, from September 29, 2012 through September 30, 2017 comparing the return on our common stock with the Russell 1000 Index, Russell 2000 Index, the Standard and Poors Technology Index and the Nasdaq Composite Index. We have historically been a member of the Russell 2000 Index and include it here. During fiscal 2017, Coherent moved to the Russell 1000 Index. In the future, we will only include the then current index. The stock price performance shown on the following graph is not necessarily indicative of future price performance.
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN AMONG COHERENT, INC.,
THE RUSSELL 1000 INDEX, THE RUSSELL 2000 INDEX, THE S&P TECHNOLOGY INDEX AND
THE NASDAQ COMPOSITE INDEX.

		INDEXED RETURNS
	Base Period	Years Ending
Company Name / Index	9/29/2012	9/28/2013	9/27/2014	10/3/2015	10/1/2016	9/30/2017
Coherent, Inc.	100	136.48	140.08	121.70	246.02	523.41
Russell 1000 Index	100	121.58	144.71	145.40	164.36	194.83
Russell 2000 Index	100	130.10	137.32	138.54	158.02	190.80
S&P Technology Index	100	107.51	137.96	143.25	173.33	223.40
Nasdaq Composite Index	100	123.09	148.66	156.94	179.29	221.75
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
We derived the consolidated statement of operations data for fiscal 2017, 2016 and 2015 and the consolidated balance sheet data as of fiscal 2017 and 2016 year-end from our audited consolidated financial statements, and accompanying notes, contained in this annual report. The consolidated statements of operations data for fiscal 2014 and 2013 and the consolidated balance sheet data as of fiscal 2015, 2014 and 2013 year-end are derived from our audited consolidated financial statements which are not included in this annual report.

Consolidated financial data	Fiscal 2017 (1)	Fiscal 2016 (2)	Fiscal 2015 (3)	Fiscal 2014	Fiscal 2013 (4)
	(in thousands, except per share data)
Net sales	$1,723,311	$857,385	$802,460	$794,639	$810,126
Gross profit	$750,269	$381,392	$335,399	$313,390	$322,271
Net income from continuing operations	208,644	$87,502	$76,409	$59,106	$66,355
Net income per share from continuing operations(5):
Basic	$8.52	$3.62	$3.09	$2.39	$2.75
Diluted	$8.42	$3.58	$3.06	$2.36	$2.70
Shares used in computation(5):
Basic	24,487	24,142	24,754	24,760	24,138
Diluted	24,777	24,415	24,992	25,076	24,555
Total assets *	$2,337,800	$1,161,148	$968,947	$999,375	$966,478
Long-term obligations	$589,001	$—	$—	$—	$—
Other long-term liabilities *	$166,390	$48,826	$49,939	$62,407	$62,132
Stockholders' equity	$1,163,264	$910,828	$796,418	$819,649	$758,518
Other data:
Cash dividends declared per share	$—	$—	$—	$—	$1.00

*In November 2015, the FASB issued amended guidance that clarifies that in a classified statement of financial position, an entity shall classify deferred tax liabilities and assets as noncurrent amounts. The new guidance supersedes ASC 740-10-45-5 which required the valuation allowance for a particular tax jurisdiction be allocated between current and noncurrent deferred tax assets for that tax jurisdiction on a pro rata basis. We elected to early adopt the standard retrospectively in fiscal 2016, which resulted in the reclassification of current deferred income tax assets to non-current deferred income tax assets and non-current deferred income tax liabilities on our consolidated balance sheets for fiscal 2017, 2016 and 2015. The impact of the reclassifications to deferred tax assets and liabilities for fiscal 2014 and 2013 were immaterial.
_______________________________________________________________________________

(1)
Includes $19.0 million of after-tax amortization of purchase accounting step-up, $17.4 million of after tax costs related to the acquisition of Rofin, $8.4 million of after-tax restructuring charges, a charge of $1.9 million after-tax for the impairment of net assets of several entities held for sale, $1.8 million after-tax interest expense on the commitment of our term loan to finance the acquisition of Rofin, a $7.1 million after-tax gain on our hedge of our foreign exchange risk related to the commitment of our term loan and the issuance of debt to finance the acquisition of Rofin, a $3.4 million after-tax gain on our sale of previously owned Rofin shares and a benefit of $1.4 million from the closure of R&D tax audits.

(2)
Includes $6.4 million of after tax costs related to the acquisition of Rofin, a $1.4 million after-tax loss on our hedge of our foreign exchange risk related to the commitment of our term loan to finance the acquisition of Rofin, $0.8 million after-tax interest expense on the commitment of our term loan to finance the acquisition of Rofin and a benefit a benefit of $1.2 million from the renewal of the R&D tax credit for fiscal 2015.

(3)
Includes a charge of $1.3 million after tax for the impairment of our investment in SiOnyx, a $1.3 million after-tax charge for an accrual related to an ongoing customs audit, a benefit of $1.1 million from the renewal of the R&D tax credit for fiscal 2014 and $1.3 million gain on our purchase of Tinsley in the fourth quarter of fiscal 2015.

(4)	Includes a tax benefit of $1.4 million from the renewal of the R&D tax credit for fiscal 2012.

(5)
See Note 2, "Significant Accounting Policies" in our Notes to Consolidated Financial Statements under Item 15 of this annual report for an explanation of the determination of the number of shares used in computing net income (loss) per share.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes included under Item 15 of this annual report. This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including but not limited to those discussed in Item 1A,"Risk Factors" and elsewhere in this annual report. Please see the discussion of forward-looking statements at the beginning of this annual report under "Special Note Regarding Forward-Looking Statements."
KEY PERFORMANCE INDICATORS
Below is a summary of some of the quantitative performance indicators (as defined below) that are evaluated by management to assess our financial performance. Some of the indicators are non-GAAP measures and should not be considered as an alternative to any other measure for determining operating performance that is calculated in accordance with generally accepted accounting principles. As previously announced, management determined that we would no longer present non-GAAP bookings data effective in the second quarter of fiscal 2017. We were one of the few companies in the industry that provided bookings information, which we believe put us at a competitive disadvantage. In addition, our bookings volatility has and will continue to be high by virtue of the excimer laser annealing ("ELA") business where high average selling prices can cause large swings in bookings; these swings are not indicative of the long-term potential of the business. We believe this change will put more focus on our key performance metrics discussed below. Accordingly, we no longer provide bookings, book-to-bill ratio and related disclosure in our MD&A.

	Fiscal
	2017	2016	2015
	(Dollars in thousands)
Net Sales—OEM Laser Sources	$1,143,620	$722,517	$655,854
Net Sales—Industrial Lasers & Systems	$579,691	$134,868	$146,606
Gross Profit as a Percentage of Net Sales—OEM Laser Sources	53.6%	48.3%	45.5%
Gross Profit as a Percentage of Net Sales—Industrial Lasers & Systems	24.4%	26.0%	27.0%
Research and Development Expenses as a Percentage of Net Sales	6.9%	9.5%	10.2%
Income Before Income Taxes	$302,055	$122,896	$99,568
Net Cash Provided by Operating Activities	$384,116	$105,299	$124,458
Days Sales Outstanding in Receivables	63.9	69.6	63.8
Annualized Fourth Quarter Inventory Turns	2.6	2.5	3.0
Capital Spending as a Percentage of Net Sales	3.7%	5.8%	2.8%
Net Income as a Percentage of Net Sales	12.1%	10.2%	9.5%
Adjusted EBITDA as a Percentage of Net Sales	30.1%	22.6%	19.3%
Definitions and analysis of these performance indicators are as follows:
Net Sales
Net sales include sales of lasers, laser tools, related accessories and service. Net sales for fiscal 2017 increased 58.3% in our OLS segment and increased 329.8% in our ILS segment from fiscal 2016, with the majority of the increase in the ILS segment due to Rofin net sales since the acquisition on November 7, 2016. Net sales for fiscal 2016 increased 10.2% in our OLS segment and decreased 8.0% in our ILS segment from fiscal 2015. For a description of additional reasons for changes in net sales refer to the "Results of Operations" section below.
Gross Profit as a Percentage of Net Sales
Gross profit as a percentage of net sales ("gross profit percentage") is calculated as gross profit for the period divided by net sales for the period. Gross profit percentage for OLS increased to 53.6% in fiscal 2017 from 48.3% in fiscal 2016 and from 45.5% in fiscal 2015. Gross profit percentage for ILS decreased to 24.4% in fiscal 2017 from 26.0% in fiscal 2016 and from 27.0% in fiscal 2015. For a description of the reasons for changes in gross profit refer to the "Results of Operations" section below.
Research and Development as a Percentage of Net Sales

Research and development as a percentage of net sales ("R&D percentage") is calculated as research and development expense for the period divided by net sales for the period. Management considers R&D percentage to be an important indicator in managing our business as investing in new technologies is a key to future growth. R&D percentage decreased to 6.9% in fiscal 2017 from 9.5% in fiscal 2016 and 10.2% in fiscal 2015. For a description of the reasons for changes in R&D spending refer to the "Results of Operations" section below.
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
Days Sales Outstanding in Receivables
We calculate days sales outstanding ("DSO") in receivables as net receivables at the end of the period divided by net sales during the period and then multiplied by the number of days in the period, using 360 days for years. DSO in receivables indicates how well we are managing our collection of receivables, with lower DSO in receivables resulting in higher working capital availability. The more money we have tied up in receivables, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business. Our DSO in receivables for fiscal 2017 decreased to 63.9 days from 69.6 days in fiscal 2016. The decrease in DSO in receivables is primarily due to higher sales of ELA tools used in the flat panel display market in Asia and the timing of collection of those receivables, lower sales and receivables in Japan which typically has a higher DSO and a lower concentration of sales in the last two months of the year partially offset by the impact of our acquisition of Rofin, which has higher DSOs than those previously reported by us prior to the acquisition.
Annualized Fourth Quarter Inventory Turns
We calculate annualized fourth quarter inventory turns as cost of sales during the fourth quarter annualized and divided by net inventories at the end of the fourth quarter. This indicates how well we are managing our inventory levels, with higher inventory turns resulting in more working capital availability and a higher return on our investments in inventory. The more money we have tied up in inventory, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business. Our annualized fourth quarter inventory turns for fiscal 2017 increased to 2.6 turns from 2.5 turns in fiscal 2016. Improvements in turns due to higher shipments of large ELA tools used in the flat panel display market were partially offset by the impact of our acquisition of Rofin in the first quarter of fiscal 2017 due to Rofin's lower inventory turns rate.
Capital Spending as a Percentage of Net Sales
Capital spending as a percentage of net sales ("capital spending percentage") is calculated as capital expenditures for the period divided by net sales for the period. Capital spending percentage indicates the extent to which we are expanding or improving our operations, including investments in technology and equipment. Management monitors capital spending levels as this assists us in measuring our cash flows, net of capital expenditures. Our capital spending percentage decreased to 3.7% in fiscal 2017 from 5.8% in fiscal 2016. Our capital spending percentage increased to 5.8% in fiscal 2016 from 2.8% in fiscal 2015. The fiscal 2017 decrease was primarily due to the impact of higher revenues in fiscal 2017 partially offset by investments to expand our manufacturing capacity in Göttingen, Germany, incremental capital spending due to our acquisition of Rofin in the first quarter of fiscal 2017, the upgrade of certain of our production facilities in California and higher purchases of production-related assets. The fiscal 2016 increase was primarily due to increased investments to expand our manufacturing capacity in Göttingen, Germany, the upgrade of certain of our production facilities in California and New Jersey and higher purchases of production-related assets, partially offset by the impact of higher revenues in fiscal 2016.
Adjusted EBITDA as a Percentage of Net Sales
We define adjusted EBITDA as operating income adjusted for depreciation, amortization, stock compensation expense, major restructuring costs and certain other non-operating income and expense items, such as costs related to our acquisition of Rofin. Key initiatives for EBITDA improvements include utilization of our Asian manufacturing locations, optimizing our supply chain and continued leveraging of our infrastructure.
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
Below is the reconciliation of our net income from continuing operations as a percentage of net sales to our adjusted EBITDA as a percentage of net sales:

	Fiscal
	2017	2016	2015
Net income from continuing operations as a percentage of net sales	12.1%	10.2%	9.5%
Income tax expense	5.4%	4.1%	2.9%
Interest and other income, net	1.6%	0.8%	0.2%
Depreciation and amortization	6.1%	4.0%	4.1%
Purchase accounting step-up	1.5%	—%	0.1%
Restructuring charges	0.7%	—%	—%
Gain on business combination	(0.3)%	—%	(0.2)%
Customs audit	—%	—%	0.2%
Costs related to acquisition of Rofin	1.0%	1.1%	—%
Impairment of assets held for sale	0.2%	—%	—%
Impairment of investment	—%	—%	0.2%
Stock-based compensation	1.8%	2.4%	2.3%
Adjusted EBITDA as a percentage of net sales	30.1%	22.6%	19.3%
SIGNIFICANT EVENTS
Acquisitions and related financing
On November 7, 2016, we completed our acquisition of Rofin pursuant to the Merger Agreement dated March 16, 2016. Rofin is one of the world's leading developers and manufacturers of high-performance industrial laser sources and laser-based solutions and components. The acquisition was an all-cash transaction at a price of $32.50 per share of Rofin common stock. The aggregate consideration paid by us to the former Rofin stockholders was approximately $904.5 million, excluding related transaction fees and expenses. We also paid $15.3 million due to the cancellation of options held by employees of Rofin. We funded the payment of the aggregate consideration with a combination of our available cash on hand and the proceeds from the Euro Term Loan described below. As a condition of the acquisition, we were required to hold separate and divest Rofin’s low power CO2 laser business based in Hull, United Kingdom (the “Hull Business”) and have reported this business separately as a discontinued operation in this Form 10-K for the year ending September 30, 2017. We completed the divestiture of the Hull Business on October 11, 2017, after receiving approval for the terms of the sale from the European Commission. See Note 3, "Business Combinations" in our Notes to Consolidated Financial Statements under Item 15 of this annual report for further discussion of the acquisition.
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
On May 8, 2017, we entered into Amendment No. 1 and Waiver (the "Repricing Amendment") to the Credit Agreement. See Note 9, “Borrowings” in the Notes to Consolidated Financial Statements.
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
As a result of our acquisition of Rofin in the first quarter of fiscal 2017, we reorganized into two new reporting segments for the combined company based upon our organizational structure and how our Chief Operating Decision Maker receives and utilizes information provided to allocate resources and make decisions: OLS and ILS. This segmentation reflects the go-to-market strategies and synergies for our broad portfolio of laser technologies and products. While both segments deliver cost-effective, highly reliable photonics solutions, the OLS business segment, is focused on high performance laser sources and complex optical sub-systems, typically used in microelectronics manufacturing, medical diagnostics and therapeutic medical applications, as well as in scientific research. Our ILS business segment delivers high performance laser sources, sub-systems and tools primarily used for industrial laser materials processing, serving important end markets like automotive, machine tool, consumer goods and medical device manufacturing
On July 24, 2015, we acquired certain assets of Raydiance, Inc. ("Raydiance") for approximately $5.0 million, excluding transaction costs. Raydiance manufactured complete tools and lasers for ultrafast processing systems and subsystems in the precision micromachining processing market. The Raydiance assets have been included in our OLS segment.
On July 27, 2015, we acquired the assets and certain liabilities of the Tinsley Optics ("Tinsley") business from L-3 Communications Corporation for approximately $4.3 million, excluding transaction costs. Tinsley is a specialized manufacturer of high precision optical components and subsystems sold primarily in the aerospace and defense industry. Tinsley manufactures the large form factor optics for our excimer laser annealing systems. The Tinsley assets have been included in our OLS segment.
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
RESULTS OF OPERATIONS—FISCAL 2017, 2016 AND 2015
Fiscal 2017 and 2016 consisted of 52 weeks. Fiscal 2015 consisted of 53 weeks.
Consolidated Summary
The following table sets forth, for the years indicated, the percentage of total net sales represented by the line items reflected in our consolidated statement of operations:

	Fiscal
	2017	2016	2015
	(As a percentage of net sales)
Net sales	100.0%	100.0%	100.0%
Cost of sales	56.5%	55.5%	58.2%
Gross profit	43.5%	44.5%	41.8%
Operating expenses:
Research and development	6.9%	9.5%	10.2%
Selling, general and administrative	16.9%	19.7%	18.7%
Gain on business combination	(0.3)%	—%	(0.2)%
Impairment of assets held for sale	0.2%	—%	—%
Impairment of investment	—%	—%	0.2%
Amortization of intangible assets	0.9%	0.4%	0.3%
Total operating expenses	24.6%	29.6%	29.2%
Income from operations	18.9%	14.9%	12.6%
Other income (expense), net	(1.4)%	(0.6)%	(0.2)%
Income from continuing operations before income taxes	17.5%	14.3%	12.4%
Provision for income taxes	5.4%	4.1%	2.9%
Net income from continuing operations	12.1%	10.2%	9.5%
Refer to Item 6 "Selected Financial Data" for a description of significant events that impacted the results of operations for fiscal years 2017, 2016 and 2015.

Backlog
Backlog represents orders which we expect to be shipped within 12 months and the current portion of service contracts. Orders used to compute backlog are generally cancelable and, depending on the notice period, are subject to rescheduling by our customers without substantial penalties. Historically, we have not experienced a significant rate of cancellation or rescheduling, though we cannot guarantee that the rate of cancellations or rescheduling will not increase in the future. We had a backlog of orders shippable within 12 months of $1,040.0 million at September 30, 2017, including a significant concentration in the flat panel display market (59%) for customers which are primarily located in Asia.
Net Sales
Market Application
The following table sets forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by market application (dollars in thousands):

	Fiscal 2017		Fiscal 2016		Fiscal 2015
	Amount	Percentage of total net sales	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Microelectronics	$894,243	51.9%	$454,908	53.1%	$406,187	50.6%
Materials processing	511,909	29.7%	124,011	14.5%	110,986	13.8%
OEM components and instrumentation	203,082	11.8%	161,573	18.8%	168,741	21.0%
Scientific and government programs	114,077	6.6%	116,893	13.6%	116,546	14.6%
Total	$1,723,311	100.0%	$857,385	100.0%	$802,460	100.0%
Net sales in fiscal 2017 included $434.9 million of Rofin net sales since the acquisition on November 7, 2016, primarily in the materials processing market. During fiscal 2017, net sales increased by $865.9 million, or 101%, compared to fiscal 2016, with significant increases in the microelectronics and materials processing markets, a smaller increase in the OEM components and instrumentation market and a decrease in the scientific and government programs market.

Microelectronics sales increased $439.3 million, or 97%, primarily due to higher shipments related to ELA tools used in the flat panel display market including higher revenues from consumable parts as well as higher shipments related to advanced packaging and semiconductor applications. We expect continued growth in the microelectronics market with flat panel display demand fully utilizing our manufacturing capacity in fiscal 2018, higher flat panel display revenues from consumable parts due to our higher installed base, spending in the semiconductor capital equipment market at a level similar to fiscal 2017 and continued recovery in the advanced packaging market. Materials processing sales increased $387.9 million, or 313%, during fiscal 2017 primarily due to the addition of Rofin net sales and higher shipments for machine tools, automotive and other materials processing applications. We expect continued growth in multiple materials processing applications including automotive (especially battery welding for electric vehicles) and machine tooling, medical device manufacturing, consumer goods manufacturing for packaging, converting, marking and additive manufacturing. We also expect continued steady progress in sales of our high power fiber lasers and are expanding our manufacturing capacity accordingly. The increase in the OEM components and instrumentation market of $41.5 million, or 26%, during fiscal 2017 was primarily due to higher shipments for military, medical and bio-instrumentation applications, with much of the increase in military applications due to our acquisition of Rofin. In OEM components and instrumentation applications, we are seeing strong demand in the bio-instrumentation market, higher demand for consumables in the medical market, in dental applications and in eye disease management as well as increased demand in the defense and aerospace market. The decrease in scientific and government programs market sales of $2.8 million, or 2%, during fiscal 2017 was primarily due to lower demand for advanced research applications used by university and government research groups in the U.S. We expect demand in the scientific and government programs market to continue to fluctuate from quarter to quarter.
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
We have historically experienced decreased revenue in the first fiscal quarter compared to other quarters in our fiscal year due to the impact of time off and business closures at our facilities and those of many of our customers due to year-end holidays. For example over the past 10 years, excluding certain recovery years, our first fiscal quarter revenues have ranged 2%-12% below the fourth quarter of the prior fiscal years. With the acquisition of Rofin in fiscal 2017, we expect a more pronounced decrease in revenues in the first quarter of the fiscal year as Rofin has historically experienced more pronounced seasonality, particularly in materials processing applications, than Coherent historically has experienced.
In fiscal 2017, 2016 and 2015, one customer accounted for 23%, 13% and 17% of net sales, respectively. In fiscal 2016, another customer accounted for 16% of net sales.
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
The following table sets forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by segment (dollars in thousands):

	Fiscal 2017		Fiscal 2016		Fiscal 2015
	Amount	Percentage of total net sales	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
OEM Laser Sources (OLS)	$1,143,620	66.4%	$722,517	84.3%	$655,854	81.7%
Industrial Lasers & Systems (ILS)	579,691	33.6%	134,868	15.7%	146,606	18.3%
Total	$1,723,311	100.0%	$857,385	100.0%	$802,460	100.0%
Net sales for fiscal 2017 increased $865.9 million, or 101%, compared to fiscal 2016, with increases of $421.1 million, or 58%, in our OLS segment and increases of $444.8 million, or 330%, in our ILS segment. The impact of foreign exchange rates was not significant to fiscal 2017 sales in either segment. Net sales for fiscal 2016 increased $54.9 million, or 7%, compared to fiscal 2015, with increases of $66.7 million, or 10.2%, in our OLS segment and decreases of $11.7 million, or 8.0%, in our ILS segment. Both the fiscal 2016 increase and decrease in OLS and ILS segment sales, respectively, included decreases due to the unfavorable impact of foreign exchange rates.
The increase in our OLS segment sales in fiscal 2017 was primarily due to higher shipments of ELA tools used in the flat panel display market and higher revenues from consumable parts as well as higher shipments for semiconductor and advanced packaging applications. The increase in our OLS segment sales in fiscal 2016 was primarily due to higher shipments of ELA tools used in the flat panel display market and higher revenues from consumable parts as well as higher shipments for materials processing, semiconductor and military applications partially offset by lower shipments for medical and advanced packaging applications. The fiscal 2016 increase includes an increase of $11.3 million, primarily in military and scientific applications, resulting from our acquisitions of Tinsley and Raydiance assets in the fourth quarter of fiscal 2015.
The increase in our ILS segment sales from fiscal 2016 to fiscal 2017 was primarily due to higher shipments for materials processing, microelectronics and OEM components and instrumentation applications due to our acquisition of Rofin ($429.2 million) as well as higher shipments to the medical, flat panel display and advanced packaging markets. The decrease in our ILS segment sales from fiscal 2015 to fiscal 2016 was primarily due to lower advanced packaging, materials processing and medical application sales.

Gross Profit
Consolidated
Our gross profit rate decreased by 1.0% to 43.5% in fiscal 2017 from 44.5% in fiscal 2016 primarily due to the impact of purchase accounting adjustments (4.0%) for amortization of inventory step-up and amortization of intangibles related to our acquisition of Rofin in the first quarter of fiscal 2017. Also contributing to the decrease was the impact of our acquisition of Rofin due to Rofin’s margins that are lower than Coherent’s historical margins (3.6% before considering purchase accounting adjustments). The decreases were partially offset by improvements in margins of Coherent historical products (6.6%) primarily due to the favorable leverage of manufacturing costs on higher volumes and favorable mix in flat panel display applications for both system sales and service, as well as the favorable impact of foreign exchange rates, lower inventory provisions for excess and obsolete inventory, reduced freight costs and lower warranty costs as a percentage of sales due to the impact of significantly higher net sales.
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
OEM Laser Sources
Our OLS gross profit rate increased by 5.3% to 53.6% in fiscal 2017 from 48.3% in fiscal 2016 primarily due to favorable product margins (4.1%) as a result of favorable mix within flat panel display applications for both systems and service, favorable mix in other microelectronics and materials processing applications and higher leverage of manufacturing costs on higher volumes, as well as the favorable impact of the weaker Euro and stronger Yen and Won compared to fiscal 2016. Also contributing to the increase in gross profit rate as a percentage of sales due to the impact of significantly higher sales volumes were lower other costs (0.7%) due to lower inventory provisions for excess and obsolete inventory and reduced freight and duty costs in certain business units, lower intangibles amortization (0.3%) and lower installation and warranty costs (0.2%).
Our OLS gross profit rate increased by 2.8% to 48.3% in fiscal 2016 from 45.5% in fiscal 2015 primarily due to favorable product margins (2.4%), lower warranty costs (0.2%) due to fewer warranty events, lower other costs (0.1%) and lower intangibles amortization expense (0.1%). The 2.7% product margin improvement resulted from the impact of higher volumes in most business units and the favorable impact from foreign currency fluctuations (primarily the Euro and Yen) as well as favorable mix in the microelectronics market, particularly for flat panel display applications, including favorable service mix net of unfavorable mix in the OEM components and instrumentation market.
Industrial Lasers & Systems
Our ILS gross profit rate decreased by 1.6% to 24.4% in fiscal 2017 from 26.0% in fiscal 2016 primarily due to the impact of purchase accounting adjustments (11.1%) for amortization of intangibles and inventory step-up related to our acquisition of Rofin in the first quarter of fiscal 2017 and restructuring costs (1.1%) related to the implementation of planned restructuring activities in connection with our acquisition of Rofin, which is primarily related to the exit from our preexisting high power fiber laser product line and other Rofin product lines. The decreases in gross profit rate were partially offset by the favorable impact of Rofin's margins before considering purchase accounting adjustments. Rofin’s high-power fiber laser and global tools businesses have higher margins than Coherent’s legacy ILS businesses.
Our ILS gross profit rate decreased by 1.0% to 26.0% in fiscal 2016 from 27.0% in fiscal 2015 primarily due to unfavorable product margin (1.1%) and higher warranty costs (0.3%) due to more warranty events partially offset by lower other costs (0.5%) due to lower freight and packaging costs as well as lower inventory charges for excess or obsolete inventory. The 1.1% product margin deterioration resulted from unfavorable yields and lower volumes in certain business units partially offset by favorable mix in the OEM components and instrumentation and materials processing markets.

Operating Expenses
The following table sets forth, for the periods indicated, the amount of operating expenses and their relative percentages of total net sales by the line items reflected in our consolidated statement of operations (dollars in thousands):

	Fiscal
	2017		2016		2015
	Amount	Percentage of total net sales	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$119,166	6.9%	$81,801	9.5%	$81,455	10.2%
Selling, general and administrative	292,084	16.9%	169,138	19.7%	149,829	18.7%
Gain on business combination	(5,416)	(0.3)%	—	—%	(1,316)	(0.2)%
Impairment of assets held for sale	2,916	0.2%	—	—%	—	—%
Impairment of investment	—	—%	—	—%	2,017	0.2%
Amortization of intangible assets	16,024	0.9%	2,839	0.4%	2,667	0.3%
Total operating expenses	$424,774	24.6%	$253,778	29.6%	$234,652	29.2%
Research and development
Fiscal 2017 research and development ("R&D") expenses increased $37.4 million, or 46%, from fiscal 2016, but decreased to 6.9% of sales, compared to 9.5% in fiscal 2016. The increase was primarily due to the addition of Rofin R&D expenses ($32.0 million, excluding $0.7 million of restructuring costs for severance) since the acquisition on November 7, 2016, $2.2 million higher project spending, including higher variable compensation and lower reimbursements from customers, and $2.1 million of restructuring costs related to the exit from our historical Coherent high power fiber laser product line in the first quarter of fiscal 2017. There were also increases of $0.8 million for higher stock-based compensation expense including $0.4 million related to a charge recorded in the first quarter of fiscal 2017 due to the acceleration of Rofin options and $0.3 million higher charges for increases in deferred compensation plan liabilities. On a segment basis as compared to the prior year period, OLS research and development spending increased $7.4 million primarily due to higher net spending on projects. ILS spending increased $27.7 million primarily due to our acquisition of Rofin and restructuring costs, partially offset by lower project spending. Corporate and other spending increased $2.3 million due to higher project spending in our advanced research business unit, higher stock-based compensation expense and higher charges for increases in deferred compensation plan liabilities.
Fiscal 2016 R&D expenses increased $0.3 million, or less than 1%, from fiscal 2015, but decreased to 9.5% from 10.2% of net sales. The $0.3 million increase was primarily due to $2.0 million incremental spending from the asset acquisitions from Tinsley and Raydiance, both of which were acquired in the fourth quarter of fiscal 2015, $0.3 million higher stock-based compensation expense and $0.3 million higher charges for increases in deferred compensation plan liabilities. The increases were partially offset by $2.3 million lower project spending including the favorable impact of foreign exchange rates, lower spending on labor and materials and higher customer reimbursements. On a segment basis, OLS spending increased $0.7 million primarily due to the asset acquisitions from Tinsley and Raydiance partially offset by lower project spending including the favorable impact of foreign exchange rates. ILS spending decreased $1.4 million primarily due to lower spending on projects and higher customer reimbursements. Corporate and other spending increased $1.0 million primarily due to higher charges for increases in deferred compensation plan liabilities and higher stock-based compensation expense.
Selling, general and administrative
Fiscal 2017 selling, general and administrative ("SG&A") expenses increased $122.9 million, or 73%, from fiscal 2016. The increase was primarily due to the addition of Rofin SG&A expenses ($75.2 million excluding $2.6 million restructuring costs for severance) following the acquisition in the first quarter of fiscal 2017, $15.5 million higher other spending on legal, consulting and infrastructure related to integration activities and the debt repricing as well as other variable spending in support of higher sales, $11.1 million higher payroll spending for variable compensation, commissions and salaries and benefits and $7.7 million higher financial advisory, consulting and legal costs related to our acquisition of Rofin. SG&A expense also increased due to $8.6 million higher stock-based compensation expense, including $3.4 million related to a charge recorded in the first quarter of fiscal 2017 due to the acceleration of Rofin options, as well as higher expense for new grants, $3.4 million of restructuring costs (primarily severance) and $1.4 million higher charges for increases in deferred compensation plan liabilities. On a segment basis as compared to the prior year period, OLS segment expenses increased $22.4 million primarily due to higher payroll and other variable spending as well as spending relating to a historical Rofin business unit which is included in our OLS segment. ILS spending increased $74.3 million primarily due to our acquisition of Rofin ($78.7 million) and higher payroll and other variable spending. Corporate and other spending increased $26.2 million primarily due to higher financial advisory, consulting and legal costs related to our acquisition of Rofin, higher stock-based compensation expense, higher charges for increases in deferred compensation plan liabilities and higher payroll spending.
Fiscal 2016 SG&A expenses increased $19.3 million, or 13%, from fiscal 2015. The increase was primarily due to a net $8.5 million higher consulting and legal costs related to acquisitions in fiscal 2016 compared to fiscal 2015 (of which $9.8 million was related to the acquisition of Rofin in fiscal 2016) and $6.2 million higher payroll spending primarily due to higher variable compensation and higher sales commissions net of the favorable impact of foreign exchange rates. In addition, the increase includes $1.8 million higher charges for increases in deferred compensation plan liabilities, $1.6 million higher stock-based compensation expense due to (1) a higher average stock price during fiscal 2016, (2) a higher number of restricted stock shares outstanding and (3) the expense related to accounting for the transition agreement of our former CFO, and $1.2 million higher other net variable spending including incremental spending from the asset acquisitions of Tinsley and Raydiance. On a segment basis as compared to the prior year period, OLS segment expenses increased $4.9 million primarily due to higher payroll spending and the impact due to the asset acquisitions from Tinsley and Raydiance net of the favorable impact of foreign exchange rates. ILS spending increased $1.0 million primarily due to higher payroll spending net of the favorable impact of foreign exchange rates. Spending for Corporate and other increased $13.4 million primarily due to higher consulting and legal costs related to acquisitions, higher charges for increases in deferred compensation plan liabilities, higher stock-based compensation expense and higher payroll spending.
Gain on business combination
On November 7, 2016, we acquired Rofin at a price of $32.50 per share of Rofin common stock (See Note 3, "Business Combinations" in the Notes to Consolidated Financial Statements). We recognized a gain of $5.4 million in our consolidated statements of operations in the first quarter of fiscal 2017 on the increase in fair value from the date of purchase for the shares of Rofin we owned prior to the acquisition.
On July 27, 2015, we acquired the assets and certain liabilities of the Tinsley business from L-3 Communications Corporation for approximately $4.3 million, excluding transaction costs (See Note 3). The purchase price was lower than the fair value of net assets purchased, resulting in a gain of $1.3 million recorded in our consolidated statements of operations for our fiscal year 2015.
Impairment of assets held for sale
In the fourth quarter of fiscal 2017, management decided to sell several entities that we acquired in the Rofin acquisition. Although the sale was not completed as of the end of fiscal 2017, we recorded a non-cash impairment charge of $2.9 million to operating expense in our results of operations in the fourth quarter of fiscal 2017 to reduce our carrying value in these entities to fair value.
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
Amortization of intangible assets
Amortization of intangible assets increased $13.2 million, or 464%, from fiscal 2016 to fiscal 2017 primarily due to our acquisition of Rofin in the first quarter of fiscal 2017.
Amortization of intangible assets increased $0.2 million, or 6%, from fiscal 2015 to fiscal 2016 primarily due to increases due to the write-off of IPR&D of $0.4 million related to our acquisition of Innolight and due to the asset acquisition from Raydiance in the fourth quarter of fiscal 2015 partially offset by the completion of amortization of certain intangibles from prior acquisitions.
Other income (expense), net
Other income (expense), net, changed by $18.7 million to other expense of $23.4 million in fiscal 2017 from other expense of $4.7 million in fiscal 2016. The higher expenses were primarily due to higher interest expense of $33.0 million partially offset by $11.0 million higher foreign exchange gains and $3.2 million higher gains, net of expenses, on our deferred compensation plan assets, including a death benefit of $1.3 million. Interest expense increased due to interest on the Euro Term Loan and interest on the commitment of the Euro Term Loan to fund our acquisition of Rofin as well as amortization of debt issuance costs related to the Euro Term Loan. The higher foreign exchange gains were primarily due to a gain of $11.3 million on forward contracts associated with our foreign exchange risk related to the commitment of our Euro Term Loan and the issuance of the Euro Term Loan to finance our acquisition of Rofin partially offset by the impact of changing rates on cash conversions.
Other income (expense), net, changed by $3.5 million to other expense of $4.7 million in fiscal 2016 from other expense of $1.2 million in fiscal 2015. The higher expenses were primarily due to higher net foreign exchange losses ($4.9 million) and $1.3 million higher interest expense primarily for the commitment of our term loan to finance the acquisition of Rofin partially offset by $2.1 million higher gains, net of expenses, on our deferred compensation plan assets and $0.5 million higher interest income due to higher balances of cash and short-term investments. The higher foreign exchange losses were primarily due to (1) higher unhedged exposure in fiscal 2016, (2) a loss of $2.2 million on our hedge of our foreign exchange risk related to the commitment of our term loan to finance the acquisition of Rofin, (3) the significant movement of rates in June 2016 due to the Brexit vote and (4) higher forward points on our hedging contracts.
Income taxes
The effective tax rate on income from continuing operations before income taxes for fiscal 2017 of 30.9% was lower than the statutory rate of 35.0%. This was primarily due to differences related to the benefit of income subject to foreign tax rates that are lower than U.S. tax rates including the Singapore tax exemption, the benefit of foreign tax credits and federal research and development tax credits, the benefit of a domestic manufacturing deduction under IRC Section 199 and the release of certain tax reserves due to audit settlement. These amounts are partially offset by Rofin transaction costs not deductible for tax purposes, tax costs of Rofin restructuring, ASC 740-10 (formerly FIN48) tax liabilities for transfer pricing, stock-based compensation not deductible for tax purposes and limitations on the deductibility of compensation under IRC Section 162(m).
The effective tax rate on income from continuing operations before income taxes for fiscal 2016 of 28.8% was lower than the statutory rate of 35.0%. This was primarily due to differences related to the benefit of income subject to foreign tax rates that are lower than U.S. tax rates including the Singapore tax exemption, the benefit of foreign tax credits and the benefit of federal research and development tax credits including renewal of the federal research and development tax credits for fiscal 2015. These amounts are partially offset by deemed dividend inclusions under the Subpart F tax rules, stock-based compensation not deductible for tax purposes and limitations on the deductibility of compensation under IRC Section 162(m).
The effective tax rate on income from continuing operations before income taxes for fiscal 2015 of 23.3% was lower than the statutory rate of 35.0%. This was primarily due to differences related to the benefit of income subject to foreign tax rates that are lower than U.S. tax rates including South Korea and Singapore tax exemptions, the benefit of foreign tax credits and the benefit of federal research and development tax credits including renewal of the federal research and development tax credits for fiscal 2014. These amounts are partially offset by deemed dividend inclusions under the Subpart F tax rules, stock-based compensation not deductible for tax purposes and limitations on the deductibility of compensation under IRC Section 162(m).
During fiscal 2017, we increased our valuation allowance on deferred tax assets by $11.1 million to $28.7 million primarily due to the increase in California and other states research and development tax credits and the release of R&D tax reserves for California and other states, which are not expected to be recognized. During fiscal 2016, we increased our valuation allowance on deferred tax assets by $2.1 million to $17.6 million primarily due to the increase in California and other states research and development tax credits which are not expected to be recognized. In making the determination to record the valuation allowance, management considered the likelihood of future taxable income and feasible and prudent tax planning strategies to realize deferred tax assets. In the future, if we determine that we expect to realize deferred tax assets, an adjustment to the valuation allowance will affect income in the period such determination is made.
In October 2016, Coherent Singapore received an amended Pioneer Status tax exemption from the Singapore authorities effective from fiscal 2012 through fiscal 2021. The tax holiday continues to be conditional upon our meeting certain revenue, business spending and employment thresholds. The impact of this tax exemption decreased Singapore income taxes by approximately $1.1 million and $0.7 million in fiscal 2017 and fiscal 2016, respectively. There are no tax benefits for fiscal 2015 due to the utilization of net operating loss.

FINANCIAL CONDITION
Liquidity and capital resources
At September 30, 2017, we had assets classified as cash and cash equivalents and short-term investments, in an aggregate amount of $475.6 million, compared to $400.0 million at October 1, 2016. Our cash and cash equivalents and short-term investments included $151.6 million of cash at Rofin entities. In addition, at September 30, 2017, we had $14.0 million of restricted cash. At September 30, 2017, approximately $300.0 million of our cash and securities was held in certain of our foreign subsidiaries, $263.2 million of which was denominated in currencies other than the U.S. dollar. At September 30, 2017, we had approximately $299.4 million of cash held by foreign subsidiaries where we intend to permanently reinvest our accumulated earnings in these entities and our current plans do not demonstrate a need for these funds to support our domestic operations. If, however, a portion of these funds are needed for and distributed to our operations in the United States, we may be subject to additional U.S. income taxes and foreign withholding taxes. An exception to U.S. taxation may be the repatriation of foreign funds that had been previously taxed in the U.S. as Subpart F income. The amount of the U.S. and foreign taxes due would depend on the amount and manner of repatriation, as well as the location from where the funds are repatriated. We actively monitor the third-party depository institutions that hold these assets, primarily focusing on the safety of principal and secondarily maximizing yield on these assets. We diversify our cash and cash equivalents and investments among various financial institutions, money market funds, sovereign debt and other securities in order to reduce our exposure should any one of these financial institutions or financial instruments fail or encounter difficulties. To date, we have not experienced any material loss or lack of access to our invested cash, cash equivalents or short-term investments. However, we can provide no assurances that access to our invested cash, cash equivalents or short-term investments will not be impacted by adverse conditions in the financial markets. In the first quarter of fiscal 2017, we spent a significant portion of our foreign funds on the Rofin acquisition. We did not repatriate foreign funds to our domestic operations to fund this acquisition. We expect to have adequate foreign funds in the future to service the acquisition debt and do not anticipate any repatriation of foreign funds to operate our domestic business.
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
Sources and Uses of Cash
Historically, our primary source of cash has been provided by operations. Other sources of cash in the past three fiscal years include proceeds from our Euro Term Loan used to finance our acquisition of Rofin, proceeds received from the sale of our stock through our employee stock purchase plan as well as borrowings under our domestic line of credit. Our historical uses of cash have primarily been for acquisitions of businesses and technologies, the repurchase of our common stock, capital expenditures and debt issuance costs. Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our Consolidated Statements of Cash Flows and notes thereto (in thousands):

	Fiscal
	2017	2016	2015
Net cash provided by operating activities	$384,116	$105,299	$124,458
Sales of shares under employee stock plans	8,111	7,849	7,308
Net settlement of restricted common stock	(15,717)	(5,443)	(5,302)
Repurchase of common stock	—	—	(75,027)
Capital expenditures	(63,774)	(49,327)	(22,163)
Acquisition of businesses, net of cash acquired	(740,481)	—	(9,300)
Borrowings, net of repayments	539,149	20,000	—
Debt issuance costs	(26,367)	(5,202)	—
Net cash provided by operating activities increased by $278.8 million in fiscal 2017 compared to fiscal 2016 and decreased by $19.2 million in fiscal 2016 compared to fiscal 2015. The increase in cash provided by operating activities in fiscal 2017 was primarily due to higher net income, higher cash flows due to higher non-cash expenses for amortization, stock-based compensation and depreciation, higher income taxes payable, higher deferred revenue and higher cash flows from the timing of shipments of large systems from inventory partially offset by lower cash flows from accounts receivable. The decrease in cash provided by operating activities in fiscal 2016 was primarily due to lower cash flows from the timing of shipments of large systems from inventory and lower cash flows from accounts receivable partially offset by higher net income and higher accrued payroll and accounts payable balances. We believe that our existing cash, cash equivalents and short term investments combined with cash to be provided by operating activities and amounts available under our revolving credit facility will be adequate to cover our working capital needs and planned capital expenditures for at least the next 12 months to the extent such items are known or are reasonably determinable based on current business and market conditions. However, we may elect to finance certain of our capital expenditure requirements through other sources of capital. We continue to follow our strategy to further strengthen our financial position by using available cash flow to fund operations.
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
On November 7, 2016 (the "Closing Date"), we entered into a Credit Agreement by and among Coherent, Inc., Coherent Holding BV & Co. K.G. (formerly Coherent GmbH), as borrower (the “Borrower”), and certain of our direct and indirect subsidiaries from time to time party thereto, as guarantors, the lenders from time to time party thereto, Barclays, as administrative agent and an L/C Issuer, BAML as an L/C Issuer, and MUFG as an L/C Issuer (the "Credit Agreement"). The Credit Agreement provided for a 670.0 million Euro senior secured term loan facility (the "Euro Term Loan") and a $100.0 million senior secured revolving credit facility ("Revolving Credit Facility") with a $30.0 million letter of credit sublimit and a $10.0 million swing line sublimit. The Borrower may increase the aggregate revolving commitments or borrow incremental term loans in an aggregate principal amount not to exceed the sum of $150.0 million and an amount that would not cause the senior secured net leverage ratio to be greater than 2.75 to 1.00, subject to certain conditions, including obtaining additional commitments from the lenders then party to the Credit Agreement or new lenders. On November 7, 2016, the Borrower borrowed the full 670.0 million Euros under the Euro Term Loan and its proceeds were used to finance our acquisition of Rofin and pay related fees and expenses. On November 7, 2016, we also used 10.0 million Euros of the capacity under the Revolving Credit Facility for the issuance of a letter of credit.
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
On September 29, 2017, June 30, 2017 and March 31, 2017, we made voluntary principal payments of 75.0 million Euros, 45.0 million Euros and 30.0 million Euros, respectively, on the Euro Term Loan. As of September 30, 2017, the outstanding principal amount of the Euro Term Loan was 513.3 million Euros. As of September 30, 2017, the outstanding principal amount of the Revolving Credit Facility was 10.0 million Euros.
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

The Credit Agreement contains customary affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations, and negative covenants, including covenants limiting the ability of us and our subsidiaries to, among other things, incur debt, grant liens, make investments, make certain restricted payments, transact with affiliates, and sell assets. The Credit Agreement also requires us and our subsidiaries to maintain a senior secured net leverage ratio as of the last day of each fiscal quarter of less of than or equal to 3.50 to 1.00. The Credit Agreement contains customary events of default that include, among other things, payment defaults, cross defaults with certain other indebtedness, violation of covenants, inaccuracy of representations and warranties in any material respect, change in control of us and the Borrower, judgment defaults, and bankruptcy and insolvency events. If an event of default exists, the lenders may require the immediate payment of all Obligations, as defined in the Credit Agreement, and may exercise certain other rights and remedies provided for under the Credit Agreement, the other loan documents and applicable law. The acceleration of such obligations is automatic upon the occurrence of a bankruptcy and insolvency event of default. We were in compliance with all covenants at September 30, 2017.
The aggregate consideration paid by us to the former Rofin stockholders in the first quarter of fiscal 2017 was approximately $904.5 million, excluding related transaction fees and expenses. We also paid $15.3 million due to the cancellation of options held by employees of Rofin. We paid $5.2 million of debt issuance costs in fiscal 2016 and incurred approximately $26.4 million of debt issuance costs in fiscal 2017. In the fourth quarter of fiscal 2016, and the first quarter of fiscal 2017, we recorded an interest charge of $1.1 million and $2.7 million, respectively, in other income (expense) in our consolidated statement of operations related to the debt financing commitment. In fiscal 2017, we made debt principal payments of $178.1 million, including voluntary prepayments of $170.7 million, recorded interest expense on the Euro Term Loan of $23.5 million, recorded $7.2 million amortization of debt issuance costs and recorded interest expense of $2.7 million for the commitment of the Euro Term loan.
In relation to our acquisition of Rofin, we paid Barclays, our financial advisor, a fee of approximately $9.5 million, $1.0 million of which was paid upon delivery of the fairness opinion in the second quarter of fiscal 2016, and the remaining portion of which was paid upon consummation of the acquisition in the first quarter of fiscal 2017; these fees were recorded as SG&A expense.
Additional sources of cash available to us were domestic and international currency lines of credit and bank credit facilities totaling $29.2 million as of September 30, 2017, of which $23.3 million was unused and available. As of September 30, 2017, we had utilized $5.9 million of the international credit facilities as guarantees in Europe.
In fiscal 2015, under plans authorized by the Board of Directors, we repurchased and retired 1,302,323 shares of outstanding common stock at an average price of $57.59 per share for a total of $75.0 million.
Our ratio of current assets to current liabilities was 3.1:1 at September 30, 2017, compared to 4.0:1 at October 1, 2016. The decrease in our ratio is primarily due to the use of cash in our acquisition of Rofin and higher income taxes payable and deferred income partially offset by the impact of Rofin's current assets and current liabilities. Our cash and cash equivalents, short-term investments and working capital are as follows (in thousands):

	Fiscal
	2017	2016
Cash and cash equivalents	$443,066	$354,347
Short-term investments	32,510	45,606
Working capital	892,519	614,145
Contractual Obligations and Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as defined by Regulation S-K of the Securities Act of 1933. The following summarizes our contractual obligations at September 30, 2017 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating lease payments	$62,706	$15,496	$24,615	$12,329	$10,266
Asset retirement obligations	6,107	—	2,526	431	3,150
Debt principal, interest and fees	723,686	28,310	55,698	54,571	585,107
Pension obligations	52,547	1,708	3,348	5,615	41,876
Purchase commitments for inventory	179,985	175,727	4,143	115	—
Purchase obligations-other	23,888	22,581	462	845	—
Total	$1,048,919	$243,822	$90,792	$73,906	$640,399
Because of the uncertainty as to the timing of such payments, we have excluded cash payments related to our contractual obligations for our deferred compensation plans aggregating $35.0 million at September 30, 2017. As of September 30, 2017, we had gross unrecognized tax benefits of $50.4 million which includes penalties and interest of $2.8 million. Approximately $35.9 million has been recorded as a noncurrent liability. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligation table.
Changes in financial condition
Cash provided by operating activities in fiscal 2017 was $384.1 million, which included net income of $207.1 million, depreciation and amortization of $111.4 million, cash provided by operating assets and liabilities of $54.8 million (primarily increases in taxes payable, deferred income and accounts payable net of increases in accounts receivable and inventories), stock-based compensation expense of $26.3 million, non-cash restructuring charges of $6.4 million, non-cash pension benefit of $5.4 million, impairment charges of $2.9 million and $1.5 million other, partially offset by increases in net deferred tax assets of $19.8 million, the $5.4 million gain on business combination, $4.9 million net cash flows used by discontinued operations and $1.6 million excess tax benefits from stock-based compensation arrangements. Cash provided by operating activities in fiscal 2016 was $105.3 million, which included net income of $87.5 million, depreciation and amortization of $34.4 million, stock-based compensation expense of $20.2 million and $0.9 million other, partially offset by cash used by operating assets and liabilities of $27.9 million (primarily increases in inventories net of increases in accrued payroll and deferred income) and increases in net deferred tax assets of $9.8 million.
Cash used investing activities in fiscal 2017 of $810.3 million included $740.5 million net of cash acquired to purchase Rofin, $61.8 million, net, used to acquire property and equipment, purchase and upgrade buildings, net of proceeds from dispositions, $7.2 million net purchases of available-for-sale securities and $0.8 million net cash flows used by discontinued operations. Cash provided by investing activities in fiscal 2016 of $103.4 million included $152.2 million net sales and maturities of available-for-sale securities partially offset by $48.8 million, net, used to acquire property and equipment, purchase and upgrade buildings, net of proceeds from dispositions.
Cash provided by financing activities in fiscal 2017 was $506.0 million, which included $539.1 million net borrowings $8.1 million generated from our employee purchase plans and $1.6 million excess tax benefits from stock-based compensation arrangements partially offset by $26.4 million of debt issuance costs, $15.7 million outflows due to net settlement of restricted stock and $0.8 million payments to minority shareholders. Cash provided by financing activities in fiscal 2016 was $17.2 million, which included $20.0 million net borrowings, and $7.8 million generated from our employee stock option and purchase plans partially offset by $5.4 million outflows due to net settlement of restricted stock and $5.2 million of debt issuance costs.
Changes in exchange rates in fiscal 2017 resulted in an increase in cash balances of $22.9 million. Changes in exchange rates in fiscal 2016 resulted in a decrease in cash balances of $2.2 million.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2, "Significant Accounting Policies" in the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements, including the respective dates of adoption or expected adoption and effects on our consolidated financial position, results of operations and cash flows.

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
Business Combinations
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

We have determined that our reporting units are the same as our operating segments as each constitutes a business for which discrete financial information is available and for which segment management regularly reviews the operating results. We make this determination in a manner consistent with how the operating segments are managed. Based on this analysis, we have identified two reporting units which are our reportable segments: OLS and ILS.
Goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired (See Note 7, "Goodwill and Intangible Assets" in the Notes to Consolidated Financial Statements). We generally perform our annual impairment tests during the fourth quarter of each fiscal year using the opening balance sheet as of the first day of the fourth fiscal quarter, with any resulting impairment recorded in the fourth quarter of the fiscal year.
In January 2017, the FASB issued amended guidance that simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. The new standard will become effective for our fiscal year beginning October 2, 2021. We elected to early adopt the standard in the fourth quarter of fiscal 2017 for our fiscal 2017 impairment tests.
In fiscal 2017, 2016 and 2015, we conducted a qualitative assessment of the goodwill in the OLS (formerly SLS) reporting unit during the fourth quarter of each fiscal year using the opening balance sheet as of the first day of the fourth quarter and concluded that it was more likely than not that the fair value of the reporting unit exceeded its carrying amount. In assessing the qualitative factors, we considered the impact of these key factors: macroeconomic conditions, fluctuations in foreign currency, market and industry conditions, our operating and competitive environment, regulatory and political developments, the overall financial performance of our reporting units including cost factors and budgeted-to-actual revenue results. We also considered our market capitalization, stock price performance and the significant excess calculated in the prior year between estimated fair value and the carrying value of OLS. Based on our assessment, goodwill in the OLS reporting unit was not impaired as of the first day of the fourth quarter of fiscal 2017, 2016 or 2015. As such, it was not necessary to perform the goodwill impairment test at that time in any of those fiscal years.
For our ILS (former CLC) reporting unit we elected to bypass the qualitative assessment in fiscal 2017, 2016 and 2015 and proceeded directly to performing the first step of goodwill impairment. Accordingly, we performed the Step 1 test during the fourth quarter of fiscal 2017, 2016 and 2015. We determined the fair value of the reporting unit for the Step 1 test using a 50-50% weighting of the Income (discounted cash flow) approach and Market (market comparable) approach. The Income approach utilizes the discounted cash flow model to provide an estimation of fair value based on the cash flows that a business expects to generate. These cash flows are based on forecasts developed internally by management which are then discounted at an after tax rate of return required by equity and debt market participants of a business enterprise. This rate of return or cost of capital is weighted based on the capitalization of comparable companies. The Market approach determines fair value by comparing the reporting units to comparable companies in similar lines of business that are publicly traded. Total Enterprise Value (TEV) multiples such as TEV to revenues and TEV to earnings (if applicable) before interest and taxes of the publicly traded companies are calculated. These multiples are then applied to the reporting unit's operating results to obtain an estimate of fair value. Each of these two approaches captures aspects of value in each reporting unit. The Income approach captures our expected future performance, and the Market approach captures how investors view the reporting units through other competitors. We believe these valuation approaches are proven valuation techniques and methodologies for our industry and are widely accepted by investors. As neither was perceived by us to deliver any greater indication of value than the other, and neither approach individually computed a fair value less than the carrying value of the segment, we weighted each of the approaches equally. Management completed and reviewed the results of the Step 1 analysis and concluded that an impairment charge was not required as the estimated fair value of the ILS reporting unit was substantially in excess of its carrying value. Between the completion of that testing and the end of the fourth quarter of fiscal 2017, we noted no indications of impairment or triggering events for either reporting unit to cause us to review goodwill for potential impairment.
At September 30, 2017, we had $417.7 million of goodwill ($102.2 million OLS and $315.5 million in ILS), $190.0 million of purchased intangible assets and $278.9 million of property and equipment on our consolidated balance sheet.
Inventory Valuation
We record our inventory at the lower of cost (computed on a first-in, first-out basis) or market. We write-down our inventory to its estimated market value based on assumptions about future demand and market conditions. Inventory write-downs are generally recorded within guidelines set by management when the inventory for a device exceeds 12 months of its demand or when management has deemed parts are no longer active or useful. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required which could materially affect our future results of operations. Due to rapidly changing forecasts and orders, additional write-downs for excess or obsolete inventory, while not currently expected, could be required in the future. In the event that alternative future uses of fully written down inventories are identified, we may experience better than normal profit margins when such inventory is sold. Differences between actual results and previous estimates of excess and obsolete inventory could materially affect our future results of operations. We write-down our demo inventory by amortizing the cost of demo inventory over periods ranging from 24 to 36 months after such inventory is placed in service.
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
See Note 12, "Employee Stock Award and Benefit Plans" in the notes to the Consolidated Financial Statements for a description of our stock-based employee compensation plans and the assumptions we use to calculate the fair value of stock-based employee compensation.
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
During fiscal 2017, we increased our valuation allowance on deferred tax assets by $11.1 million to $28.7 million, primarily due to the increase in California and certain state research and development tax credits and the release of R&D tax reserves for California and other states, which are not expected to be recognized. The Company had U.S. federal deferred tax assets related to research and development credits, foreign tax credits and other tax attributes that can be used to offset federal taxable income in future periods. These credit carryforwards will expire if they are not used within certain time periods. As of September 30, 2017, management determined that there is sufficient positive evidence to conclude that it is more likely than not sufficient taxable income will exist in the future allowing us to recognize these deferred tax assets.
Federal and state income taxes have not been provided on a portion of the unremitted earnings of foreign subsidiaries because such earnings are intended to be permanently reinvested. The total amount of unremitted earnings of foreign subsidiaries for which we have not yet recorded federal and state income taxes was approximately $1,150 million at fiscal

2017 year-end. The amount of federal and state income taxes that would be payable upon repatriation of such earnings is not practicably determinable. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk disclosures
We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.
Interest rate sensitivity
A portion of our investment portfolio is composed of fixed income securities. These securities are subject to interest rate risk and will fall in value if market interest rates increase. If interest rates were to increase immediately (whether due to changes in overall market rates or credit worthiness of the issuers of our individual securities) and uniformly by 10% from levels at fiscal 2017 year-end, the fair value of the portfolio, based on quoted market prices in active markets involving similar assets, would decline by an immaterial amount due to their short-term maturities. We have the ability to generally hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. If necessary, we may sell short-term investments prior to maturity to meet our liquidity needs.
At fiscal 2017 year-end, the fair value of our available-for-sale debt securities was $69.5 million, $37.0 million of which was classified as cash and cash equivalents and $32.5 million of which was classified as short-term investments. At fiscal 2016 year-end, the fair value of our available-for-sale debt securities was $25.1 million, all of which was classified as short-term investments. There were no gross unrealized gains and losses on available-for-sale debt securities at fiscal 2017 or 2016 year-end.
We are exposed to market risks related to fluctuations in interest rates related to our Euro Term Loan. As of September 30, 2017, we owed $606.7 million on this loan with an interest rate of 3.0%. We performed a sensitivity analysis on the outstanding portion of our debt obligation as of September 30, 2017. Should the current average interest rate increase or decrease by 10%, the resulting annual increase or decrease to interest expense would be approximately $1.8 million as of September 30, 2017.
Foreign currency exchange risk
We maintain operations in various countries outside of the United States and have foreign subsidiaries that manufacture and sell our products in various global markets. The majority of our sales are transacted in U.S. dollars. However, we do generate revenues in other currencies, primarily the Euro, the Japanese Yen, the South Korean Won and the Chinese RMB. Additionally, we have operations in different countries around the world with costs incurred in other local currencies, such as British Pound Sterling, Singapore Dollars and Malaysian Ringgit. As a result, our earnings, cash flows and cash balances are exposed to fluctuations in foreign currency exchange rates. For example, because of our significant manufacturing operations in Europe, a weakening Euro is advantageous to our financial results. We attempt to limit these exposures through financial market instruments. We utilize derivative instruments, primarily forward contracts with maturities of two months or less, to manage our exposure associated with anticipated cash flows and net asset and liability positions denominated in foreign currencies. Gains and losses on the forward contracts are mitigated by gains and losses on the underlying instruments. We do not use derivative financial instruments for trading purposes.
On occasion, we enter into currency forward exchange contracts to hedge specific anticipated foreign currency denominated transactions generally expected to occur within the next 12 months. These cash flow hedges are designated for hedge accounting treatment and gains and losses on these contracts are recorded in accumulated other comprehensive income in stockholder's equity and reclassified into earnings at the time that the related transactions being hedged are recognized in earnings. See Note 6, "Derivative Instruments and Hedging Activities".
On August 1, 2016, we purchased forward contracts totaling 670.0 million Euro, with a value date of November 30, 2016, to limit our foreign exchange risk related to the commitment of our term loan (denominated in Euros) in an amount of the Euro equivalent of $750.0 million to finance the U.S. dollar payment for the acquisition of Rofin. In the fourth quarter of fiscal 2016, we recognized an unrealized loss of $2.2 million on these hedges. Subsequent to October 1, 2016, we settled these hedges at a net gain of $3.1 million, resulting in a realized gain of $5.3 million in the first quarter of fiscal 2017. See Note 6, "Derivative Instruments and Hedging Activities" to our Consolidated Financial Statements under Item 15 of this annual report.
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
At September 30, 2017, approximately $300.0 million of our cash, cash equivalents and short-term investments were held outside the U.S. in certain of our foreign operations, $263.2 million of which was denominated in currencies other than the U.S. dollar. See Note 3, "Business Combinations" in our Notes to Consolidated Financial Statements under Item 15 of this annual report for further discussion of the completion of our acquisition of Rofin and the use of cash to finance the acquisition.
A hypothetical 10% change in foreign currency rates on our forward contracts would not have a material impact on our results of operations, cash flows or financial position.
The following table provides information about our foreign exchange forward contracts at September 30, 2017. The table presents the weighted average contractual foreign currency exchange rates, the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date and fair value. The U.S. fair value represents the fair value of the contracts valued at September 30, 2017 rates.
Forward contracts to sell (buy) foreign currencies (in thousands, except contract rates):

	Average Contract Rate	U.S. Notional Contract Value	U.S. Fair Value
Non-Designated - For US Dollars:
Euro	1.1979	$(109,641)	$1,397
Japanese Yen	109.674	$25,126	$(591)
British Pound	1.2943	$1,711	$59
South Korean Won	1,123.4899	$28,996	$(551)
Chinese RMB	6.5985	$13,744	$(128)
Singaporean Dollar	1.3554	$(3,668)	$4
Malaysian Ringgit	4.2705	$1,260	$15

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
Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2017, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on the assessment by management, we determined that our internal control over financial reporting was effective as of September 30, 2017. The effectiveness of our internal control over financial reporting as of September 30, 2017 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report which appears below.
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
Changes in Internal Control Over Financial Reporting
In November 2016, we completed the acquisition of Rofin-Sinar Technologies, Inc. (“Rofin”). We are in the process of integrating Rofin into our systems and control environment as of September 30, 2017.  We believe that we have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during this integration. Other than the impact of this business acquisition, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended September 30, 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Coherent, Inc.
Santa Clara, CA
We have audited the internal control over financial reporting of Coherent, Inc. and its subsidiaries (collectively, the "Company") as of September 30, 2017, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2017, of the Company and our report dated November 28, 2017, expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
November 28, 2017

ITEM 9B.    OTHER INFORMATION
Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding (i) our directors will be set forth under the caption "Proposal One —Election of Directors—Nominees," (ii) compliance with Section 16(a) of the Securities Act of 1933 will be set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," (iii) the process for stockholders to nominate directors will be set forth under the caption "Proposal One—Election of Directors—Process for Recommending Candidates for Election to the Board of Directors," (iv) our audit committee and audit committee financial expert will be set forth under the caption "Proposal One—Election of Directors—Board Meetings and Committees—Audit Committee" and (v) our executive officers will be set forth under the caption "Our Executive Officers" in our proxy statement for use in connection with an upcoming Annual Meeting of Stockholders to be held in 2018 (the "2018 Proxy Statement") and is incorporated herein by reference or included in a Form 10-K/A as an amendment to this Form 10-K. The 2018 Proxy Statement or Form 10-K/A will be filed with the SEC within 120 days after the end of our fiscal year.
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
Stockholders may request free printed copies of our worldwide Business Conduct Policy from:
Coherent, Inc.
Attention: Investor Relations
5100 Patrick Henry Drive
Santa Clara, California 95054

ITEM 11.    EXECUTIVE COMPENSATION
Information regarding (i) executive officer and director compensation will be set forth under the captions "Election of Directors—Director Compensation" and "Executive Officers and Executive Compensation" and (ii) compensation committee interlocks will be set forth under the caption "Executive Officers and Executive Compensation—Compensation Committee Interlocks and Insider Participation and Committee Independence" in our 2018 Proxy Statement and is incorporated herein by reference or included in a Form 10-K/A as an to this Form 10-K. The 2018 Proxy Statement or Form 10-K/A will be filed with the SEC within 120 days after the end of our fiscal year.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding (i) equity compensation plan information will be set forth under the caption "Equity Compensation Plan Information" and (ii) security ownership of certain beneficial owners and management will be set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in our 2018 Proxy Statement and is incorporated herein by reference or included in a Form 10-K/A as an amendment to this Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this item will be set forth under the caption "Certain Relationships and Related Party Transactions" in our 2018 Proxy Statement and is incorporated herein by reference or included in a Form 10-K/A as an amendment to this Form 10-K.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included under the proposal “Ratification of the Appointment of Deloitte & Touche LLP as Independent Registered Public Accounting Firm-Principal Accounting Fees and Services” in our 2018 Proxy Statement and is incorporated herein by reference or included in a Form 10-K/A as an amendment to this Form 10-K.

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

3.1*	Restated and Amended Certificate of Incorporation. (Previously filed as Exhibit 3.1 to Form 10-K for the fiscal year ended September 29, 1990)
3.2*	Certificate of Amendment of Restated and Amended Certificate of Incorporation of Coherent, Inc. (Previously filed as Exhibit 3.2 to Form 10-K for the fiscal year ended September 28, 2002)
3.3*	Bylaws. (Previously filed as Exhibit 3.1 to Form 8-K filed on December 12, 2012)
10.1*	Form of Indemnification Agreement. (Previously filed as Exhibit 10.18 to Form 10-K for the fiscal year ended October 2, 2010)
10.2*‡	Amended and Restated Employee Stock Purchase Plan. (Previously filed as Exhibit 10.1 to Form S-8 filed on June 12, 2012)
10.3*‡	Change of Control Severance Plan, as amended and restated effective December 11, 2014. (Previously filed as Exhibit 10.1 to Form 8-K filed on December 17, 2014)
10.4*‡	Variable Compensation Plan, as amended. (Previously filed as Exhibit 10.7 to Form 10-K for the fiscal year ended October 1, 2011)
10.5*‡	Supplementary Retirement Plan. (Previously filed as Exhibit 10.5 to Form 10-Q for the fiscal quarter ended April 1, 2006)
10.6*‡	2005 Deferred Compensation Plan. (Previously filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended December 31, 2011)
10.7*‡	2011 Equity Incentive Plan. (Previously filed as Exhibit 10.1 to Form S-8 filed on May 6, 2011)
10.8*‡	2011 Equity Incentive Plan-Form of RSU Agreement for members of the Board of Directors. (Previously filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended July 2, 2011)
10.9*‡	2011 Equity Incentive Plan-Form of Option Agreement for members of the Board of Directors. (Previously filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended July 2, 2011)
10.10*‡	2011 Equity Incentive Plan-Form of Time-Based RSU Agreement. (Previously filed as Exhibit 10.23 to Form 10-K for the fiscal year ended October 1, 2011)
10.11*‡	2011 Equity Incentive Plan-Form of Performance RSU Agreement. (Previously filed as Exhibit 10.25 to Form 10-K for the fiscal year ended October 3, 2015)
10.12‡	2011 Equity Incentive Plan-Form of Performance RSU Award Terms as adopted November 3, 2017.
10.13*‡	2011 Equity Incentive Plan-Form of Global RSU Agreement. (Previously filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended December 31, 2016)
10.14*‡	2011 Equity Incentive Plan-Form of Global Performance RSU Agreement. (Previously filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended December 31, 2016)
10.15*‡	Offer letter with Kevin Palatnik. (Previously filed as Exhibit 10.3 to Form 10-Q for the fiscal quarter ended January 2, 2016)
10.16*‡	Offer letter with Thomas Merk. (Previously filed as Exhibit 10.3 to Form 10-Q filed for the fiscal quarter ended December 31, 2016)
10.17*‡	Managing director agreement with Thomas Merk. (Previously filed as Exhibit 10.4 to Form 10-Q for the fiscal quarter ended December 31, 2016)

10.18*
Credit Agreement, dated as of November 7, 2016, by and among Coherent, Inc., Coherent Holding GmbH, the guarantors from time to time party thereto, the lenders from time to time party thereto, Barclays Bank PLC, as Administrative Agent and L/C Issuer, Bank of America, N.A., as L/C Issuer, and The Bank of Tokyo-Mitsubishi UJF, Ltd., as L/C Issuer. (Previously filed as Exhibit 10.1 to Form 8-K filed November 8, 2016)

10.19*
Amendment No. 1 and Waiver to Credit Agreement, dated as of May 8, 2017, by and among Coherent, Inc., Coherent Holding GmbH, the Guarantors party thereto, the Lenders party thereto and Barclays Bank PLC, as Administrative Agent. (Previously filed as Exhibit 10.1 to Form 8-K filed on May 9, 2017)

10.20*
Amendment No. 2 to Credit Agreement, dated as of July 5, 2017, by and among Coherent, Inc., Coherent Holding GmbH, the Guarantors party thereto and Barclays Bank PLC as Administrative Agent. (Previously filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended July 1, 2017)

10.21*‡	Transition Service Agreement, dated February 22, 2016, between the Company and Helene Simonet. (Previously filed as Exhibit 10.3 to Form 10-Q for the fiscal quarter ended April 2, 2016).
21.1	Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see signature page)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
__________________________________________

*	These exhibits were previously filed with the Commission as indicated and are incorporated herein by reference.
‡	Identifies management contract or compensatory plans or arrangements required to be filed as an exhibit.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COHERENT, INC.
Date:	November 28, 2017	/s/ JOHN R. AMBROSEO
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ JOHN R. AMBROSEO
John R. Ambroseo (Director and Principal Executive Officer)	November 28, 2017 Date
/s/ KEVIN PALATNIK
Kevin Palatnik (Principal Financial and Accounting Officer)	November 28, 2017 Date
/s/ JAY T. FLATLEY
Jay T. Flatley (Director)	November 28, 2017 Date
/s/ PAMELA FLETCHER
Pamela Fletcher (Director)	November 28, 2017 Date
/s/ SUSAN M. JAMES
Susan M. James (Director)	November 28, 2017 Date
/s/ L. WILLIAM KRAUSE
L. William Krause (Director)	November 28, 2017 Date
/s/ GARRY W. ROGERSON
Garry W. Rogerson (Director)	November 28, 2017 Date
/s/ STEVE SKAGGS
Steve Skaggs (Director)	November 28, 2017 Date
/s/ SANDEEP VIJ
Sandeep Vij (Director)	November 28, 2017 Date

STATEMENT OF MANAGEMENT RESPONSIBILITY
Management is responsible for the preparation, integrity, and objectivity of the Consolidated Financial Statements and other financial information included in the Company's 2017 Annual Report on Form 10-K. The Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles and reflect the effects of certain estimates and judgments made by management. It is critical for investors and other readers of the Consolidated Financial Statements to have confidence that the financial information that we provide is timely, complete, relevant and accurate.
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
Our Consolidated Financial Statements as of and for the year ended September 30, 2017 have been audited by Deloitte & Touche LLP, an independent registered public accounting firm. Their audit was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and included an integrated audit under such standards.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Coherent, Inc.
Santa Clara, CA
We have audited the accompanying consolidated balance sheets of Coherent, Inc. and its subsidiaries (collectively, the "Company") as of September 30, 2017 and October 1, 2016, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2017. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2017 and October 1, 2016, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2017, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 28, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP

San Jose, California
November 28, 2017

COHERENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	September 30, 2017	October 1, 2016
ASSETS
Current assets:
Cash and cash equivalents	$443,066	$354,347
Restricted cash	1,097	—
Short-term investments	32,510	45,606
Accounts receivable—net of allowances of $6,890 and $2,420, respectively	305,668	165,715
Inventories	414,807	212,898
Prepaid expenses and other assets	70,268	37,073
Assets held for sale	44,248	—
Total current assets	1,311,664	815,639
Property and equipment, net	278,850	127,443
Goodwill	417,694	101,458
Intangible assets, net	190,027	13,874
Non-current restricted cash	12,924	—
Other assets	126,641	102,734
Total assets	$2,337,800	$1,161,148
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term obligations	$5,078	$20,000
Accounts payable	75,860	45,182
Income taxes payable	103,206	19,870
Other current liabilities	235,001	116,442
Total current liabilities	419,145	201,494
Long-term obligations	589,001	—
Other long-term liabilities	166,390	48,826
Commitments and contingencies (Note 10)
Stockholders' equity:
Common stock, Authorized—500,000 shares, par value $.01 per share:
Outstanding—24,631 shares and 24,324 shares, respectively	245	242
Additional paid-in capital	171,403	151,298
Accumulated other comprehensive income (loss)	19,906	(5,300)
Retained earnings	971,710	764,588
Total stockholders' equity	1,163,264	910,828
Total liabilities and stockholders' equity	$2,337,800	$1,161,148
See accompanying Notes to Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended
	September 30, 2017	October 1, 2016	October 3, 2015
Net sales	$1,723,311	$857,385	$802,460
Cost of sales	973,042	475,993	467,061
Gross profit	750,269	381,392	335,399
Operating expenses:
Research and development	119,166	81,801	81,455
Selling, general and administrative	292,084	169,138	149,829
Gain on business combination	(5,416)	—	(1,316)
Impairment of assets held for sale	2,916	—	—
Impairment of investment	—	—	2,017
Amortization of intangible assets	16,024	2,839	2,667
Total operating expenses	424,774	253,778	234,652
Income from operations	325,495	127,614	100,747
Other income (expense):
Interest income	1,090	1,143	595
Interest expense	(34,362)	(1,346)	(48)
Other—net	9,832	(4,515)	(1,726)
Total other expense, net	(23,440)	(4,718)	(1,179)
Income from continuing operations before income taxes	302,055	122,896	99,568
Provision for income taxes	93,411	35,394	23,159
Net income from continuing operations	208,644	87,502	76,409
Loss from discontinued operations, net of income taxes	(1,522)	—	—
Net income	207,122	87,502	76,409

Basic net income (loss) per share:
Income per share from continuing operations	$8.52	$3.62	$3.09
Loss per share from discontinued operations, net of income taxes	$(0.06)	$—	$—
Net income per share	$8.46	$3.62	$3.09

Diluted net income (loss) per share:
Income per share from continuing operations	$8.42	$3.58	$3.06
Loss per share from discontinued operations, net of income taxes	$(0.06)	$—	$—
Net income per share	$8.36	$3.58	$3.06

Shares used in computation:
Basic	24,487	24,142	24,754
Diluted	24,777	24,415	24,992
See accompanying Notes to Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended
	September 30, 2017	October 1, 2016	October 3, 2015
Net income	$207,122	$87,502	$76,409
Other comprehensive income (loss): (1)
Translation adjustment, net of taxes (2)	24,923	1,731	(45,624)
Net gain (loss) on derivative instruments, net of taxes (3)	—	(28)	601
Changes in unrealized gains (losses) on available-for-sale securities, net of taxes (4)	(3,330)	2,510	828
Defined benefit pension plans, net of taxes (5)	3,613	—	—
Other comprehensive income (loss), net of tax	25,206	4,213	(44,195)
Comprehensive income	$232,328	$91,715	$32,214
`
(1) Reclassification adjustments were not significant during fiscal years 2017, 2016 and 2015.
(2) Tax expenses (benefits) of $(326), $279 and $(1,768) were provided on translation adjustments during fiscal 2017, 2016 and 2015, respectively.
(3) Tax expenses (benefits) of $0, $(17) and $349 were provided on net gain (loss) on derivative instruments during fiscal 2017, 2016 and 2015, respectively.
(4) Tax expenses (benefits) of $(1,876), $1,399 and $486 were provided on changes in unrealized gains (losses) on available-for-sale securities during fiscal 2017, 2016 and 2015, respectively.
(5) Tax expenses of $1,747 were provided on changes in defined benefit pension plans during fiscal 2017.

COHERENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Three Years in the Period Ended September 30, 2017
(In thousands)

	Common Stock Shares	Common Stock Par Value	Add. Paid-in Capital	Accum. Other Comp. Income (Loss)	Retained Earnings	Total
Balances, September 27, 2014	24,950	$248	$184,042	$34,682	$600,677	$819,649
Common stock issued under stock plans, net of shares withheld for employee taxes	322	4	2,002	—	—	2,006
Tax impact from employee stock options	—	—	(667)	—	—	(667)
Repurchases of common stock	(1,302)	(14)	(75,013)	—	—	(75,027)
Stock-based compensation	—	—	18,243	—	—	18,243
Net income	—	—	—	—	76,409	76,409
Other comprehensive loss, net of tax	—	—	—	(44,195)	—	(44,195)
Balances, October 3, 2015	23,970	$238	$128,607	$(9,513)	$677,086	$796,418
Common stock issued under stock plans, net of shares withheld for employee taxes	354	4	2,402	—	—	2,406
Stock-based compensation	—	—	20,289	—	—	20,289
Net income	—	—	—	—	87,502	87,502
Other comprehensive income, net of tax	—	—	—	4,213	—	4,213
Balances, October 1, 2016	24,324	$242	$151,298	$(5,300)	$764,588	$910,828
Common stock issued under stock plans, net of shares withheld for employee taxes	307	3	(7,609)	—	—	(7,606)
Tax impact from employee stock options	—	—	1,628	—	—	1,628
Purchase of non-controlling interest	—	—	(528)	—	—	(528)
Stock-based compensation	—	—	26,614	—	—	26,614
Net income	—	—	—	—	207,122	207,122
Other comprehensive income, net of tax	—	—	—	25,206	—	25,206
Balances, September 30, 2017	24,631	$245	$171,403	$19,906	$971,710	$1,163,264
See accompanying Notes to Consolidated Financial Statements

COHERENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Year Ended
	September 30, 2017	October 1, 2016	October 3, 2015
Cash flows from operating activities:
Net income	$207,122	$87,502	$76,409
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,689	25,905	24,815
Amortization of intangible assets	60,556	8,450	8,244
Gain on business combination	(5,416)	—	(1,316)
Impairment of assets held for sale	2,916	—	—
Impairment of investment	—	—	2,017
Deferred income taxes	(19,752)	(9,770)	838
Amortization of debt issuance cost	7,202	—	—
Stock-based compensation	26,272	20,157	18,232
Excess tax benefits from stock-based compensation arrangements	(1,628)	—	—
Non-cash restructuring charges	6,439	—	—
Non-cash pension benefit	5,360	—	—
Other non-cash expense	1,443	963	526
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(52,516)	(17,525)	(10,099)
Inventories	(11,419)	(55,708)	6,054
Prepaid expenses and other assets	(4,367)	(4,855)	(2,048)
Other long-term assets	(2,762)	(1,552)	802
Accounts payable	8,276	9,735	1,000
Income taxes payable/receivable	66,820	7,384	(6,759)
Other current liabilities	47,458	30,661	5,623
Other long-term liabilities	3,314	3,952	120
Cash flows from discontinued operations	(4,891)	—	—
Net cash provided by operating activities	384,116	105,299	124,458
Cash flows from investing activities:
Purchases of property and equipment	(63,774)	(49,327)	(22,163)
Proceeds from dispositions of property and equipment	1,953	555	1,163
Purchases of available-for-sale securities	(32,449)	(180,842)	(312,592)
Proceeds from sales and maturities of available-for-sale securities	25,218	333,058	346,059
Acquisition of businesses, net of cash acquired	(740,481)	—	(9,300)
Cash flows from discontinued operations	(755)	—	—
Net cash provided by (used in) investing activities	(810,288)	103,444	3,167

(continued)

COHERENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (In thousands)

	Year Ended
	September 30, 2017	October 1, 2016	October 3, 2015
Cash flows from financing activities:
Short-term borrowings	$8,863	$54,792	$38,729
Repayments of short-term borrowings	(30,819)	(34,792)	(38,729)
Proceeds from long-term borrowings	740,685	—	—
Repayments of long-term borrowings	(179,580)	—	—
Cash paid to subsidiaries' minority shareholders	(816)	—	—
Issuance of common stock under employee stock option and purchase plans	8,111	7,849	7,308
Excess tax benefits from stock-based compensation arrangements	1,628	—	—
Repurchase of common stock	—	—	(75,027)
Net settlement of restricted common stock	(15,717)	(5,443)	(5,302)
Debt issuance costs	(26,367)	(5,202)	—
Net cash provided by (used in) financing activities	505,988	17,204	(73,021)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	22,924	(2,207)	(15,214)
Net increase in cash, cash equivalents and restricted cash	102,740	223,740	39,390
Cash, cash equivalents and restricted cash, beginning of year	354,347	130,607	91,217
Cash, cash equivalents and restricted cash, end of year	$457,087	$354,347	$130,607
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$27,160	$149	$48
Income taxes	$57,517	$43,884	$29,816
Cash received during the year for:
Income taxes	$2,513	$6,126	$3,297
Noncash investing and financing activities:
Unpaid property and equipment purchases	$3,197	$3,492	$1,425
Use of previously owned equity shares in acquisition	$20,685	$—	$—
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows.

	September 30, 2017	October 1, 2016	October 3, 2015
Cash and cash equivalents	$443,066	$354,347	$130,607
Restricted cash, current	1,097	—	—
Restricted cash, non-current	12,924	—	—
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$457,087	$354,347	$130,607
(concluded)
See accompanying Notes to Consolidated Financial Statements

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS
Founded in 1966, Coherent, Inc. provides lasers, laser-based technologies and laser-based system solutions in a broad range of commercial, industrial and scientific research applications. Coherent designs, manufactures, services and markets lasers and related accessories for a diverse group of customers. Headquartered in Santa Clara, California, the Company has worldwide operations including research and development, manufacturing, sales, service and support capabilities.

2. SIGNIFICANT ACCOUNTING POLICIES
Fiscal Year
Our fiscal year ends on the Saturday closest to September 30. Fiscal years 2017, 2016 and 2015 ended on September 30, 2017, October 1, 2016 and October 3, 2015, respectively, and are referred to in these financial statements as fiscal 2017, fiscal 2016, and fiscal 2015 for convenience. Fiscal years 2017 and 2016 include 52 weeks and fiscal year 2015 includes 53 weeks. The fiscal years of the majority of our international subsidiaries end on September 30. Accordingly, the financial statements of these subsidiaries as of that date and for the years then ended have been used for our consolidated financial statements. Management believes that the impact of the use of different year-ends is immaterial to our consolidated financial statements taken as a whole.
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
Business Combinations
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
Fair Value of Financial Instruments
The carrying amounts of certain of our financial instruments including accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities. Short-term investments are comprised of available-for-sale securities, which are carried at fair value. Other non-current assets include trading securities and life insurance contracts related to our deferred compensation plans; trading securities are carried at fair value and life insurance contracts are carried at cash surrender values, which due to their ability to be converted to cash at that amount, approximate their fair values. Foreign exchange contracts are stated at fair value based on prevailing financial market information. Short-term and long-term debt is carried at amortized cost, which approximates its fair value based on borrowing rates currently available to us for loans with similar terms.
Cash Equivalents
All highly liquid investments with maturities of three months or less at the time of purchase are classified as cash equivalents. At fiscal 2017 year-end, cash and cash equivalents included cash, money market funds, commercial paper and U.S. agency obligations.
Concentration of Credit Risk

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Financial instruments that may potentially subject us to concentrations of credit risk consist principally of cash equivalents, short-term investments and accounts receivable. At fiscal 2017 year-end, the majority of our short-term investments were in U.S. Treasury and agency obligations and corporate notes and obligations. Cash equivalents and short-term investments are maintained with several financial institutions and may exceed the amount of insurance provided on such balances. At September 30, 2017, we held cash and cash equivalents and short-term investments outside the U.S. in certain of our foreign operations totaling approximately $300.0 million, $263.2 million of which was denominated in currencies other than the U.S. dollar. The majority of our accounts receivable are derived from sales to customers for commercial applications. We perform ongoing credit evaluations of our customers' financial condition and limit the amount of credit extended when deemed necessary but generally require no collateral. In certain instances, we may require customers to issue a letter of credit. We maintain reserves for potential credit losses. Our products are broadly distributed and there was one customer who accounted for 19.0% and 18.0% of accounts receivable at fiscal 2017 and fiscal 2016 year-end. We had another customer who accounted for 18.7% of accounts receivable at fiscal 2016 year-end.
Derivative Financial Instruments
Our primary objective for holding derivative financial instruments is to manage currency exchange rate risk. Principal currencies hedged include the Euro, South Korean Won, Japanese Yen, Chinese Renminbi, Singapore Dollar, British Pound and Malaysian Ringgit. Our derivative financial instruments are recorded at fair value, on a gross basis, and are included in other current assets and other current liabilities.
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
Accounts Receivable Allowances
Accounts receivable allowances reflect our best estimate of probable losses inherent in our accounts receivable balances, including both losses for uncollectible accounts receivable and sales returns. We regularly review allowances by considering factors such as historical experience, credit quality, the age of the accounts receivable balances and current economic conditions that may affect a customer's ability to pay.
Activity in accounts receivable allowance is as follows (in thousands):

	Fiscal
	2017	2016	2015
Beginning balance	$2,420	$3,015	$1,155
Additions charged to expenses	4,190	2,084	2,716
Accruals related to acquisitions	4,390	—	—
Deductions from reserves	(4,110)	(2,679)	(856)
Ending balance	$6,890	$2,420	$3,015
Inventories

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories are stated at the lower of cost (first-in, first-out or weighted average cost) or market. Inventories are as follows (in thousands):

	Fiscal year-end
	2017	2016
Purchased parts and assemblies	$114,285	$56,824
Work-in-process	159,784	88,391
Finished goods	140,738	67,683
Total inventories	$414,807	$212,898
Property and Equipment
Property and equipment are stated at cost and are depreciated or amortized using the straight-line method. Cost, accumulated depreciation and amortization, and estimated useful lives are as follows (dollars in thousands):

	Fiscal year-end
	2017	2016	Useful Life
Land	$18,550	$7,523
Buildings and improvements	159,111	85,908	5-40 years
Equipment, furniture and fixtures	335,953	248,741	3-10 years
Leasehold improvements	51,300	38,979	1-15 years
	564,914	381,151
Accumulated depreciation and amortization	(286,064)	(253,708)
Property and equipment, net	$278,850	$127,443
Asset Retirement Obligations
The fair value (the present value of estimated cash flows) of a liability for an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. All of our existing asset retirement obligations are associated with commitments to return the property to its original condition upon lease termination at various sites and costs to clean up and dispose of certain fixed assets at our Sunnyvale, California site. We estimated that as of fiscal 2017 year-end, gross expected future cash flows of $6.1 million would be required to fulfill these obligations.
The following table reconciles changes in our asset retirement liability for fiscal 2017 and 2016 (in thousands):

Asset retirement liability as of October 3, 2015	$2,654
Adjustment to asset retirement obligations recognized	(14)
Accretion recognized	71
Changes due to foreign currency exchange	85
Asset retirement liability as of October 1, 2016	2,796
Payment of asset retirement obligations	(175)
Adjustment to asset retirement obligations recognized	213
Additional asset retirement obligations due to acquisition	2,325
Accretion recognized	151
Changes due to foreign currency exchange	72
Asset retirement liability as of September 30, 2017	$5,382

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

At September 30, 2017 and October 1, 2016, the asset retirement liability is included in Other long-term liabilities on our consolidated balance sheets.
Long-lived Assets
We evaluate the carrying value of long-lived assets, including intangible assets, whenever events or changes in business circumstances or our planned use of long-lived assets indicate that their carrying amounts may not be fully recoverable or that their useful lives are no longer appropriate. Reviews are performed to determine whether the carrying values of long-lived assets are impaired based on a comparison to the undiscounted expected future net cash flows. If the comparison indicates that impairment exists, long-lived assets that are classified as held and used are written down to their respective fair values. When long-lived assets are classified as held for sale, they are written down to their respective fair values less costs to sell. Significant management judgment is required in the forecast of future operating results that is used in the preparation of expected undiscounted cash flows. For fiscal 2017, we recorded a $2.9 million impairment charge on the net assets of several entities acquired in the acquisition of Rofin to write them down to reflect our best estimate of fair value, less costs to sell (See Note 18, "Discontinued Operations and Assets Held for Sale"). In fiscal 2016, there were no significant asset impairments recorded. In fiscal 2015, we recorded a $2.0 million impairment of our investment in SiOnyx in fiscal 2015.
Goodwill
Goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired (See Note 7, "Goodwill and Intangible Assets"). In testing for impairment, we have the option to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. Moreover, an entity can bypass the qualitative assessment for any reporting unit in any period and proceed directly to the impairment test, and then resume performing the qualitative assessment in any subsequent period. In both our fiscal 2017 and 2016 annual testing, we performed a qualitative assessment of the goodwill for our OLS reporting unit using the opening balance sheet as of the first day of the fourth quarter and noted no impairment. For the ILS reporting unit, we elected to bypass the qualitative assessment and proceed directly to performing the goodwill impairment test. Accordingly, we performed our impairment test using the opening balance sheet as of the first day of the fourth quarter and noted no impairment in both fiscal 2017 and 2016. (See Note 7, "Goodwill and Intangible Assets" for additional discussion of the fiscal 2017 analysis.)
Intangible Assets
Intangible assets, including acquired existing technology, customer relationships, trade name and patents are amortized on a straight-line basis over their estimated useful lives, currently 3 year to 15 years (See Note 7, "Goodwill and Intangible Assets").
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
Components of the reserve for warranty costs during fiscal 2017, 2016 and 2015 were as follows (in thousands):

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Fiscal
	2017	2016	2015
Beginning balance	$15,949	$15,308	$16,961
Additions related to current period sales	41,365	21,859	20,959
Warranty costs incurred in the current period	(31,825)	(21,393)	(21,922)
Accruals resulting from acquisitions	14,314	—	215
Adjustments to accruals related to foreign exchange and other	(3,654)	175	(905)
Ending balance	$36,149	$15,949	$15,308
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
We treat third party and government funding of our research and development activity, where we are the primary beneficiary of such work conducted, as a reduction of research and development cost. Research and development reimbursements of $2.9 million, $2.7 million and $2.5 million were offset against research and development costs in fiscal 2017, 2016 and 2015, respectively.
Foreign Currency Translation
The functional currencies of our foreign subsidiaries are generally their respective local currencies. Accordingly, gains and losses from the translation of the financial statements of the foreign subsidiaries are reported as a separate component of accumulated other comprehensive income ("OCI"). Foreign currency transaction gains and losses are included in earnings.
Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive income (net of tax) at fiscal 2017 year-end is substantially comprised of accumulated translation adjustments of $16.3 million and deferred actuarial gains on pension plans of $3.6 million. Accumulated other comprehensive income (loss) (net of tax) at fiscal 2016 year-end is substantially comprised of accumulated translation adjustments of $(8.6) million and unrealized gain on marketable equity securities of $3.3 million.

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
The following table presents information necessary to calculate basic and diluted earnings per share (in thousands, except per share data):

	Fiscal
	2017	2016	2015
Weighted average shares outstanding—basic	24,487	24,142	24,754
Dilutive effect of employee stock awards	290	273	238
Weighted average shares outstanding—diluted	24,777	24,415	24,992

Net income from continuing operations	$208,644	$87,502	$76,409
Loss from discontinued operations, net of income taxes	(1,522)	—	—
Net income	$207,122	$87,502	$76,409
There were 505, 323 and 0 potentially dilutive securities excluded from the dilutive share calculation for fiscal 2017, 2016 and 2015, respectively, as their effect was anti-dilutive.
Stock-Based Compensation
We account for stock-based compensation using the fair value of the awards granted. We value restricted stock units using the intrinsic value method, which is based on the fair market value price on the grant date. We use a Monte Carlo simulation model to estimate the fair value of performance restricted stock units. We amortize the fair value of stock awards on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. See Note 12, "Employee Stock Award and Benefit Plans" for a description of our stock-based employee compensation plans and the assumptions we use to calculate the fair value of stock-based employee compensation.
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
Federal and state income taxes have not been provided on a portion of the unremitted earnings of foreign subsidiaries because such earnings are intended to be permanently reinvested. The total amount of unremitted earnings of foreign subsidiaries for which we have not yet recorded federal and state income taxes was approximately $1,150 million and $574 million at fiscal 2017 and 2016 year-end, respectively. The amount of federal and state income taxes that would be payable upon repatriation of such earnings is not practicably determinable. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business.
Adoption of New Accounting Pronouncements
In January 2017, the FASB issued amended guidance that simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the existing guidance, when computing the implied fair value of goodwill under Step 2, an entity is required to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under the amendments in this update, an entity should simply perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. The new standard will become effective for our fiscal year 2021 which begins on October 4, 2020. We elected to early adopt the standard in the fourth quarter of fiscal 2017 and the adoption resulted in no impact on our consolidated financial statements and disclosures.
In November 2016, the FASB issued amended guidance that require a statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new standard will become effective for our fiscal year beginning September 30, 2018. We elected to early adopt the standard in the first quarter of fiscal 2017 on a retrospective basis with no impact on our consolidated financial statements and disclosures.
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
Recently Issued Accounting Pronouncements
In August 2017, the FASB issued amended guidance to address current U.S. GAAP's limitation on how an entity can designate the hedged risk in certain cash flow and fair value hedging relationships. This amendment better aligns the entity's risk management activities and financial reporting for hedging relationships through changes to both designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendment made specific improvements on hedge accounting for risk components in hedging relationships involving nonfinancial risk and interest rate risk for cash flow hedges of forecasted purchases or sales of a nonfinancial asset, cash flow hedges of interest rate risk of variable-rate financial instruments and fair value hedges of interest rate risk. Upon adoption, for cash flow and net

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

investment hedges existing, an entity should apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the amendment. The amended presentation and disclosure guidance is required only prospectively. The new standard will become effective for our fiscal year 2020 which begins on September 29, 2019. We are currently assessing the impact of this amended guidance.
In May 2017, the FASB issued amended guidance about which changes to the terms or conditions of a share-based payment require an entity to apply modification accounting. Under the new guidance, an entity should account for the effects of a modification unless, comparing to the original award prior to modification, the fair value, the vesting conditions and the classification as equity or as a liability of the modified award are all the same. The amendments in this update should be applied prospectively to an award modified on or after the adoption date. The new standard will become effective for our fiscal year 2019 which begins on September 30, 2018. We do not expect the adoption of this standard to have a material impact on our financial statements.
In October 2016, the FASB issued amended guidance that improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Under the new guidance, an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The new standard will become effective in the first quarter of our fiscal 2019. We are currently assessing the impact of this amended guidance and are planning to adopt it in the first quarter of fiscal 2018.
In May 2016, accounting guidance was issued to clarify the not yet effective revenue recognition guidance issued in May 2014. This additional guidance does not change the core principle of the revenue recognition guidance issued in May 2014, rather, it provides clarification of accounting for collections of sales taxes as well as recognition of revenue (i) associated with contract modifications, (ii) for noncash consideration, and (iii) based on the collectability of the consideration from the customer. The guidance also specifies when a contract should be considered “completed” for purposes of applying the transition guidance. The effective date and transition requirements for this guidance are the same as the effective date and transition requirements for the guidance previously issued in 2014, which is effective for our fiscal year 2019 which begins on September 30, 2018. We are currently evaluating the new guidance and have not determined the impact this standard may have on our financial statements nor have we decided upon the method of adoption.
In March 2016, the FASB issued amended guidance that simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Under the new guidance, an entity recognizes all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement. This change eliminates the notion of the APIC pool and significantly reduces the complexity and cost of accounting for excess tax benefits and tax deficiencies. The new standard will become effective for our fiscal year beginning October 1, 2017. Upon our adoption in the first quarter of fiscal 2018, we expect to recognize a windfall tax benefit as a cumulative effect adjustment increase to our opening retained earnings of approximately $20.0 million together with a comparable increase in deferred tax assets.
In February 2016, the FASB issued amended guidance to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new guidance clarifies the criteria for distinguishing between a finance lease and operating lease, as well as classification between the two types of leases, which is substantially unchanged from the previous lease guidance. Further, the new guidance requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset, initially measured at the present value of the lease payments. For finance leases, a lessee should recognize interest on the lease liability separately from amortization of the right-of-use asset. For operating leases, a lessee should recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities. The new standard will become effective for our fiscal year 2020 which begins on September 29, 2019. We are currently assessing the impact of this amended guidance and the timing of adoption.
In January 2016, the FASB issued amended guidance that revises the recognition and measurement of financial instruments. The new guidance requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The new standard will become effective for our fiscal year 2019 which begins on September 30, 2018. We are currently assessing the impact of this amended guidance and the timing of adoption.

3. BUSINESS COMBINATIONS
Fiscal 2017 Acquisitions
Rofin
On November 7, 2016, we completed our acquisition of Rofin pursuant to the Merger Agreement dated March 16, 2016. Rofin is one of the world's leading developers and manufacturers of high-performance industrial laser sources and laser-based solutions and components. Rofin's operating results have been included primarily in our Industrial Lasers & Systems segment. See Note 16, "Segment and Geographic Information".
As a condition of the acquisition, we were required to divest and hold separate Rofin’s low power CO2 laser business based in Hull, United Kingdom (the "Hull Business"), and have reported this business separately as a discontinued operation until its divestiture (See Note 18, "Discontinued Operations"). We completed the divestiture of the Hull Business on October 11, 2017, after receiving approval for the terms of the sale from the European Commission. See Note 19, "Subsequent Event".
The total purchase consideration has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on a valuation analysis.
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
In the third quarter of fiscal 2017, we re-evaluated the carrying value of the Hull Business that has been presented as assets held for sale since the acquisition. As a result, approximately $33.9 million of goodwill was reallocated from the assets held for sale to the remaining business acquired as we were within the remeasurement period.
Our allocation of the purchase price is as follows (in thousands):

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. BUSINESS COMBINATIONS (Continued)

Cash, cash equivalents and short-term investments	$163,425
Accounts receivable	90,877
Inventory	189,869
Prepaid expenses and other assets	15,362
Assets held for sale, current	29,545
Property and equipment	125,723
Other assets	31,854
Intangible assets:
Existing technology	169,029
In-process research and development	6,000
Backlog	5,600
Customer relationships	39,209
Trademarks	5,699
Patents	300
Goodwill	298,170
Current portion of long-term obligations	(3,633)
Current liabilities held for sale	(7,001)
Accounts payable	(21,314)
Other current liabilities	(68,242)
Long-term debt	(11,641)
Other long-term liabilities	(122,517)
Total	$936,314
The fair value write-up of acquired finished goods and work-in-process inventory was $26.4 million which was amortized over the expected period during which the acquired inventory was sold, or 6 months. Accordingly, for the year ended September 30, 2017, we recorded $26.4 million of incremental cost of sales associated with the fair value write-up of inventory acquired in the merger with Rofin. The fair value write-up of inventory acquired was fully amortized as of September 30, 2017.
The fair value write-up of acquired property, plant and equipment of $36.0 million will be amortized over the useful lives of the assets, ranging from 3 to 31 years. Property, plant and equipment is valued at its value-in-use, unless there was a known plan to dispose of the asset.
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
In-process research and development (“IPR&D”) consists of two projects that have not yet reached technological feasibility. Acquired IPR&D assets are initially recognized at fair value and are classified as indefinite-lived assets until the

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. BUSINESS COMBINATIONS (Continued)

successful completion or abandonment of the associated research and development efforts. The value assigned to IPR&D was determined by considering the value of the products under development to the overall development plan, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. During the development period, these assets will not be amortized as charges to earnings; instead these assets will be subject to periodic impairment testing. Upon successful completion of the development process for the acquired IPR&D projects, the assets would then be considered finite-lived intangible assets and amortization of the assets will commence. The projects have not been completed as of September 30, 2017.
We expensed $17.6 million of acquisition-related costs as selling, general and administrative expenses in our consolidated statements of operations during the year ended September 30, 2017.
None of the goodwill was deductible for tax purposes.
The results of this acquisition were included in our consolidated operations beginning on November 7, 2016. The amount of continuing Rofin net sales and net loss from continuing operations included in our consolidated statements of operations for the year ended September 30, 2017 was approximately $434.9 million and $48.1 million, respectively.
Unaudited Pro Forma Information
The following unaudited pro forma financial information presents our combined results of operations as if the acquisition of Rofin and the related issuance of our Euro Term Loan had occurred on October 4, 2015. The unaudited pro forma financial information is not necessarily indicative of what our consolidated results of operations actually would have been had the acquisition been completed on October 4, 2015. In addition, the unaudited pro forma financial information does not attempt to project the future results of operations of the combined company. The actual results may differ significantly from the pro forma results presented here due to many factors.

In Thousands	Fiscal 2017	Fiscal 2016
Total net sales	$1,798,539	$1,339,202
Net income	$233,012	$5,813
Net income per share:
Basic	$9.52	$0.24
Diluted	$9.40	$0.24
The unaudited pro forma financial information above includes the net income of Rofin’s low power CO2 laser business based in Hull, United Kingdom, which is recorded as a discontinued operation in fiscal 2017. See Note 19, "Discontinued Operations".

The unaudited pro forma financial information above reflects the following material adjustments:

•	Incremental amortization and depreciation expense related to the estimated fair value of identifiable intangible assets and property, plant and equipment from the purchase price allocation.

•	The exclusion of amortization of inventory step-up to its estimated fair value from fiscal 2017 and the addition of the amortization to fiscal 2016.

•
The exclusion of revenue adjustments as a result of the reduction in customer deposits and deferred revenue related to its estimated fair value from fiscal 2017 and the addition of these adjustments to fiscal 2016.

•	Incremental interest expense and amortization of debt issuance costs related to our Euro Term Loan and Revolving Credit Facility (as defined in Note 9, "Borrowings").

•	The exclusion of acquisition costs incurred by both Coherent and Rofin from fiscal 2017 and the addition of these costs to fiscal 2016.

•	The exclusion of a stock-based compensation charge related to the acceleration of Rofin options from fiscal 2017 and the addition of this charge to fiscal 2016.

•	The exclusion of a gain on business combination for our previously owned shares of Rofin from fiscal 2017 and the addition of this gain to fiscal 2016.

•	The exclusion of a foreign exchange gain on forward contracts related to our debt commitment and debt issuance from fiscal 2017 and the addition of this gain to fiscal 2016.

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. BUSINESS COMBINATIONS (Continued)

•	The estimated tax impact of the above adjustments.

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

4. FAIR VALUES
We measure our cash equivalents and marketable securities at fair value. The fair values of our financial assets and liabilities are determined using quoted market prices of identical assets or quoted market prices of similar assets from active markets. We recognize transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers between levels during the periods presented. As of September 30, 2017 and October 1, 2016, we did not have any assets or liabilities valued based on Level 3 valuations.
We measure the fair value of outstanding debt obligations for disclosure purposes on a recurring basis. As of September 30, 2017, the current and long-term portion of long-term obligations of $5.1 million and $589.0 million, respectively, are reported at amortized cost. These outstanding obligations are classified as Level 2 as they are not actively traded and are valued using a discounted cash flow model that uses observable market inputs. Based on the discounted cash flow model, the fair value of the outstanding debt approximates amortized cost.

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. FAIR VALUES (Continued)

Financial assets and liabilities measured at fair value as of September 30, 2017 and October 1, 2016 are summarized below (in thousands):

	Aggregate Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Aggregate Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	Fiscal year-end 2017			Fiscal year-end 2016
		(Level 1)	(Level 2)		(Level 1)	(Level 2)
Assets:
Cash equivalents:
Money market fund deposits	$61,811	$61,811	$—	$237,142	$237,142	$—
U.S. Treasury and agency obligations (2)	14,986	—	14,986	—	—	—
Commercial paper (2)	21,991	—	21,991	—	—	—
Short-term investments:
U.S. Treasury and agency obligations (2)	21,087	—	21,087	125	—	125
Corporate notes and obligations (2)	11,423	—	11,423	—	—	—
Commercial paper (2)	—	—	—	24,999	—	24,999
Equity securities (1)	—	—	—	20,482	20,482	—
Prepaid and other assets:
Foreign currency contracts (3)	1,270	—	1,270	889	—	889
Money market fund deposits — Deferred comp and supplemental plan	285	285	—	—	—	—
Mutual funds — Deferred comp and supplemental plan (4)	17,585	17,585	—	14,399	14,399	—
Total	$150,438	$79,681	$70,757	$298,036	$272,023	$26,013

Liabilities:
Other current liabilities:
Foreign currency contracts (3)	(1,475)	—	(1,475)	(3,100)	—	(3,100)
Total	$148,963	$79,681	$69,282	$294,936	$272,023	$22,913
 ___________________________________________________

(1)	Valuations are based upon quoted market prices.

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
Cash, cash equivalents and short-term investments consist of the following (in thousands):

	Fiscal 2017 year-end
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$443,066	$—	$—	$443,066
Short-term investments:
Available-for-sale securities:
U.S. Treasury and agency obligations	$21,074	$13	$—	$21,087
Corporate notes and obligations	11,390	34	(1)	11,423
Total short-term investments	$32,464	$47	$(1)	$32,510

	Fiscal 2016 year-end
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$354,347	$—	$—	$354,347
Short-term investments:
Available-for-sale securities:
Commercial paper	$24,999	$—	$—	$24,999
U.S. Treasury and agency obligations	125	—	—	125
Equity securities	15,269	5,213	—	20,482
Total short-term investments	$40,393	$5,213	$—	$45,606
None of the $1,000 in unrealized losses at September 30, 2017 were considered to be other-than-temporary impairments.
The amortized cost and estimated fair value of available-for-sale investments in debt securities as of September 30, 2017 and October 1, 2016 classified as short-term investments on our consolidated balance sheets, were as follows (in thousands):

	Fiscal year-end
	2017		2016
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Investments in available-for-sale debt securities due in less than one year	$30,214	$30,251	$25,124	$25,124
Investments in available-for-sale debt securities due in one to five years (1)	$2,250	$2,259	$—	$—

(1) Classified as short-term investments because these securities are highly liquid and can be sold at any time.

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. SHORT-TERM INVESTMENTS (Continued)

During fiscal 2017, we received proceeds totaling $0.1 million from the sale of available-for-sale securities and realized no gross gains or losses. During fiscal 2016, we received proceeds totaling $126.0 million from the sale of available-for-sale securities and realized gross gains of less than $0.1 million.

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
Non-Designated Derivatives
The outstanding notional contract and fair value asset (liability) amounts of non-designated hedge contracts, with maximum maturity of two months, are as follows (in thousands):

	U.S. Notional Contract Value		U.S. Fair Value
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Euro currency hedge contracts
Purchase	$109,641	$91,108	$(1,397)	$162
Sell	$—	$(750,454)	$—	$(2,234)

South Korean Won currency hedge contracts
Purchase	$—	$31,248	$—	$413
Sell	$(28,996)	$(37,929)	$551	$(152)

Chinese RMB currency hedge contracts
Sell	$(13,744)	$(25,237)	$128	$(91)

Japanese Yen currency hedge contracts
Sell	$(25,126)	$(36,450)	$591	$(343)

Other foreign currency hedge contracts
Purchase	$3,668	$6,033	$(4)	$(4)
Sell	$(2,971)	$(1,775)	$(74)	$38

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

The fair value of our derivative instruments is included in prepaid expenses and other assets and in other current liabilities in our Consolidated Balance Sheets. See Note 4, "Fair Values".
During fiscal 2017, 2016, and 2015, we recognized a gain of $17.8 million, a loss of $10.5 million and a loss of $4.3 million, respectively, in other income (expense) for derivative instruments not designated as hedging instruments.
Designated Derivatives
Cash flow hedges related to anticipated transactions are designated and documented at the inception of the hedge when we enter into contracts for specific future transactions. Cash flow hedges are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of OCI in stockholder's equity and is reclassified into earnings when the underlying transaction affects earnings. We had no cash flow hedges outstanding at September 30, 2017 or October 1, 2016. Changes in the fair value of currency forward contracts due to changes in time value are excluded from the assessment of effectiveness and recognized in other income (expense) as incurred. We classify the cash flows from the foreign exchange forward contracts that are accounted for as cash flow hedges in the same section as the underlying item, primarily within cash flows from operating activities since we do not designate our cash flow hedges as investing or financing activities.
In fiscal 2014, we had entered into certain derivative forward contracts to sell Japanese Yen and buy Euro to hedge revenue exposures related to our photonics-based solutions in Asia. In order to facilitate the hedge, we transacted with counterparties in the U.S. directly and then allocated the hedge contracts to our affiliates through a back-to-back relationship with our German subsidiary. The German subsidiary designated these hedge contracts as cash flow hedges under ASC 815. The hedges were settled in fiscal 2016.
During fiscal 2017, we did not have any activities related to designated cash flow hedges. During fiscal 2016, we recorded losses in OCI and in other income (expense) and reclassified losses from OCI into revenue related to the accounting for derivatives designated as cash flow hedges. These losses and reclassifications were not material. In fiscal 2015, we recorded a gain of $0.6 million in OCI and a $0.1 million loss in other income (expense) as well as reclassified $0.2 million of gains from OCI into revenue and $1.7 million of losses into cost of sales related to the accounting for derivatives designated as cash flow hedges.
During the fiscal year ended October 1, 2016, we recognized a loss of less than $0.1 million in other income (expense) as ineffectiveness related to a portion of an anticipated hedged transaction that failed to occur within the original hedge period plus two months. The remainder of the hedged transaction occurred as expected and effective amounts were recognized in revenue or cost of sales.
The amounts that will be reclassified from OCI to earnings are generally offset by the recognition of the hedged transactions (e.g., anticipated cost of sales) in earnings, thereby achieving the realization of prices contemplated by the underlying risk management strategies, and will vary from the expected amounts presented above as a result of changes in foreign exchange rates.
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

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. GOODWILL AND INTANGIBLE ASSETS (continued)

As a result of the acquisition of Rofin in the first quarter of fiscal 2017, we reorganized our prior two reporting segments (Specialty Laser Systems and Commercial Lasers and Components) into two new reporting segments for the combined company: OEM Laser Sources (“OLS”) and Industrial Lasers & Systems (“ILS”). This segment reorganization was based upon the organizational structure of the combined company and how the chief operating decision maker ("CODM") receives and utilizes information provided to allocate resources and make decisions. In our fiscal 2017 annual testing, we performed a qualitative assessment of the goodwill for our OLS reporting unit during the fourth quarter of fiscal 2017 using the opening balance sheet as of the first day of the fourth quarter and concluded that it was more likely than not that the fair value of the reporting unit exceeded its carrying amount. In assessing the qualitative factors, we considered the impact of these key factors: macroeconomic conditions, fluctuations in foreign currency, market and industry conditions, our operating and competitive environment, regulatory and political developments, the overall financial performance of the reporting unit including cost factors and budgeted-to-actual revenue results. We also considered our market capitalization, stock price performance and the significant excess between the estimated fair value and carrying value of the OLS reporting unit.  Based on our assessment, goodwill in the OLS reporting unit was not impaired as of the first day of the fourth quarter of fiscal 2017. As such, it was not necessary to perform the goodwill impairment test at that time. For the ILS reporting unit, we elected to bypass the qualitative assessment and proceed directly to performing the goodwill impairment test. We performed our test using the opening balance sheet as of the first day of the fourth quarter and noted no impairment. We determined the fair value of the ILS reporting unit for the test using a 50-50% weighting of the Income (discounted cash flow) approach and Market (market comparable) approach. Management completed and reviewed the results of the impairment analysis and concluded that an impairment charge was not required as the estimated fair value of the ILS reporting unit was significantly in excess of its carrying value. Between the completion of that testing and the end of the fourth quarter of fiscal 2017, we noted no indications of impairment or triggering events with either reporting unit to cause us to review goodwill for potential impairment.
The changes in the carrying amount of goodwill by segment for fiscal 2017 and 2016 are as follows (in thousands):

	Industrial Lasers & Systems (1)	OEM Laser Sources (2)	Total
Balance as of October 3, 2015	$4,443	$97,374	$101,817
Additions (see Note 3)	—	434	434
Translation adjustments and other	—	(793)	(793)
Balance as of October 1, 2016	4,443	97,015	101,458
Additions (see Note 3)	296,502	1,668	298,170
Translation adjustments and other	14,571	3,495	18,066
Balance as of September 30, 2017	$315,516	$102,178	$417,694
(1) Gross amount of goodwill for our ILS segment was $328.5 million at September 30, 2017 and $17.4 million at October 1, 2016, respectively. At both September 30, 2017 and October 1, 2016, the accumulated impairment loss for the ILS reporting unit was $13.0 million reflecting an impairment charge in fiscal 2009.
(2) Gross amount of goodwill for our OLS segment was $110.9 million and $105.7 million at September 30, 2017 and October 1, 2016, respectively. At both September 30, 2017 and October 1, 2016, the accumulated impairment loss for the OLS reporting unit was $8.7 million reflecting impairment charges in fiscal 2003 and fiscal 2009.
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
In fiscal 2016, we did not have any impairment of intangible assets as a result of the impairment analysis.

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. GOODWILL AND INTANGIBLE ASSETS (continued)

The components of our amortizable intangible assets are as follows (in thousands):

	Fiscal year-end 2017			Fiscal year-end 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Existing technology	$208,341	$(66,793)	$141,548	$70,664	$(61,133)	$9,531
Patents	330	(58)	272	—	—	—
Customer lists	51,687	(14,259)	37,428	15,968	(11,658)	4,310
Trade name	6,171	(1,824)	4,347	384	(351)	33
In-process research and development	6,432	—	6,432	—	—	—
Total	$272,961	$(82,934)	$190,027	$87,016	$(73,142)	$13,874
For accounting purposes, when an intangible asset is fully amortized, it is removed from the disclosure schedule.
The weighted average remaining amortization periods for existing technology, patents, customer lists and trade names are approximately 3.2 years, 4.1 years, 7.4 years and 2.1 years, respectively. Amortization expense for intangible assets during fiscal years 2017, 2016, and 2015 was $60.6 million, $8.5 million and $8.2 million, respectively. The change in accumulated amortization also includes $4.8 million and $0.4 million of foreign exchange impact for fiscal 2017 and fiscal 2016, respectively.
Estimated amortization expense for the next five fiscal years and all years thereafter are as follows (in thousands):

Estimated Amortization Expense
2018	$56,655
2019	53,238
2020	45,799
2021	14,141
2022	3,695
Thereafter	10,067
Total (Excluding IPR&D)	$183,595

8. BALANCE SHEET DETAILS
Prepaid expenses and other assets consist of the following (in thousands):

	Fiscal year-end
	2017	2016
Prepaid and refundable income taxes	$28,712	$12,415
Other taxes receivable	15,327	10,538
Prepaid expenses and other assets	26,229	14,120
Total prepaid expenses and other assets	$70,268	$37,073
Other assets consist of the following (in thousands):

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. BALANCE SHEET DETAILS (continued)

	Fiscal year-end
	2017	2016
Assets related to deferred compensation arrangements (see Note 12)	$31,008	$26,356
Deferred tax assets	82,691	67,157
Other assets	12,942	9,221
Total other assets	$126,641	$102,734
Other current liabilities consist of the following (in thousands):

	Fiscal year-end
	2017	2016
Accrued payroll and benefits	$72,327	$47,506
Accrued expenses and other	34,215	18,356
Warranty reserve (see Note 2)	36,149	15,949
Current liabilities held for sale (see Note 19)	7,021	—
Customer deposits	20,052	1,597
Deferred revenue	65,237	33,034
Total other current liabilities	$235,001	$116,442
Other long-term liabilities consist of the following (in thousands):

	Fiscal year-end
	2017	2016
Long-term taxes payable	$35,866	$2,951
Deferred compensation (see Note 12)	34,160	28,313
Deferred tax liabilities	45,373	1,468
Deferred revenue	4,765	4,069
Asset retirement obligations liability (see Note 2)	5,382	2,796
Defined benefit plan liabilities (see Note 13)	39,454	8,123
Other long-term liabilities	1,390	1,106
Total other long-term liabilities	$166,390	$48,826

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
On November 7, 2016 (the "Closing Date"), we entered into a Credit Agreement by and among us, Coherent Holding BV & Co. K.G. (formerly Coherent Holding GmbH), as borrower (the “Borrower”), and certain of our direct and indirect subsidiaries from time to time party thereto, as guarantors, the lenders from time to time party thereto, Barclays Bank PLC, as administrative agent and an L/C Issuer, Bank of America, N.A., as an L/C Issuer, and MUFG Union Bank, N.A., as an L/C Issuer (the "Credit Agreement"). The Credit Agreement provided for a 670.0 million Euro senior secured term loan facility (the "Euro Term Loan") and a $100.0 million senior secured revolving credit facility ("Revolving Credit Facility") with a $30.0 million letter of credit sublimit and a $10.0 million swing line sublimit. The Borrower may increase the aggregate revolving commitments or borrow incremental term loans in an aggregate principal amount not to exceed the sum of $150.0 million and an amount that would not cause the senior secured net leverage ratio to be greater than 2.75 to 1.00, subject to certain conditions, including obtaining additional commitments from the lenders then party to the Credit Agreement or new lenders. On November 7, 2016, the Borrower borrowed the full 670.0 million Euros under the Euro Term Loan and its proceeds were used

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. BORROWINGS (continued)

to finance the acquisition of Rofin and pay related fees and expenses. On November 7, 2016, we also used 10.0 million Euros of the capacity under the Revolving Credit Facility for the issuance of a letter of credit.
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
On September 29, 2017, June 30, 2017 and March 31, 2017, we made voluntary principal payments of 75.0 million Euros, 45.0 million Euros and 30.0 million Euros, respectively, on the Euro Term Loan. As of September 30, 2017, the outstanding principal amount of the Euro Term Loan was 513.3 million Euros. As of September 30, 2017, the outstanding principal amount of the Revolving Credit Facility was 10.0 million Euro.
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
The Credit Agreement contains customary affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations, and negative covenants, including covenants limiting the ability of us and our subsidiaries to, among other things, incur debt, grant

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. BORROWINGS (continued)

liens, make investments, make certain restricted payments, transact with affiliates, and sell assets. The Credit Agreement also requires us and our subsidiaries to maintain a senior secured net leverage ratio as of the last day of each fiscal quarter of less of than or equal to 3.50 to 1.00. The Credit Agreement contains customary events of default that include, among other things, payment defaults, cross defaults with certain other indebtedness, violation of covenants, inaccuracy of representations and warranties in any material respect, change in control of us and the Borrower, judgment defaults, and bankruptcy and insolvency events. If an event of default exists, the lenders may require the immediate payment of all Obligations, as defined in the Credit Agreement, and may exercise certain other rights and remedies provided for under the Credit Agreement, the other loan documents and applicable law. The acceleration of such obligations is automatic upon the occurrence of a bankruptcy and insolvency event of default. We were in compliance with all covenants at September 30, 2017.
We incurred $28.5 million of debt issuance costs related to the Euro Term Loan and $0.5 million of debt issuance costs to the original lenders related to the Repricing Amendment, which are included in short-term borrowings and current portion of long-term obligations and long-term obligations in the consolidated balance sheets and will be amortized to interest expense over the seven year life of the Euro Term Loan using the effective interest method, adjusted to accelerate amortization related to voluntary prepayments. We incurred $2.3 million of debt issuance costs in connection with the Revolving Credit Facility which were capitalized and included in prepaid expenses and other assets and other assets in the consolidated balance sheets and will be amortized to interest expense using the straight-line method over the contractual term of five years of the Revolving Credit Facility.
For the year ended September 30, 2017, we recognized interest expense of $23.5 million and amortization of debt issuance costs of $7.2 million in relation to the Euro Term Loan.
Additional sources of cash available to us were international currency lines of credit and bank credit facilities totaling $29.2 million as of September 30, 2017, of which $23.3 million was unused and available. As of September 30, 2017, we had utilized $5.9 million of the international credit facilities as guarantees in Europe.
Short-term borrowings and current portion of long-term obligations consist of the following (in thousands):

	September 30, 2017	October 1, 2016
Current portion of Euro Term Loan (1)	$3,230	$—
1.3% Term loan due 2024	1,477	—
1.0% State of Connecticut term loan due 2023	371	—
Line of credit borrowings	—	20,000
Total short-term borrowings and current portion of long-term obligations	$5,078	$20,000
(1) Net of debt issuance costs of $4.7 million.

Long-term obligations consist of the following (in thousands):

	September 30, 2017	October 1, 2016
Euro Term Loan due 2024 (1)	$578,356	$—
1.3% Term loan due 2024	8,865	—
1.0% State of Connecticut term loan due 2023	1,780	—
Total long-term obligations	$589,001	$—
(1) Net of debt issuance costs of $20.4 million.

Contractual maturities of our debt obligations as of September 30, 2017 are as follows (in thousands):

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. BORROWINGS (continued)

Amount
2018	$9,767
2019	9,767
2020	9,768
2021	9,768
2022	9,768
Thereafter	570,376
Total	$619,214

10. COMMITMENTS AND CONTINGENCIES
Indemnifications
In the normal course of business, we enter into agreements that contain a variety of representations and warranties and provide for general indemnification. Exposure under these agreements is unknown because claims may be made against us in the future and we may record charges in the future as a result of these indemnification obligations. As of September 30, 2017 we did not have any material indemnification claims that were probable or reasonably possible.
Commitments
We lease several of our facilities under operating leases and recognize rent expense on a straight-line basis over the life of the leases.
Future minimum payments under our non-cancelable operating leases at September 30, 2017 are as follows (in thousands):

Amount
2018	$15,496
2019	14,429
2020	10,186
2021	7,079
2022	5,250
Thereafter through 2027	10,266
Total	$62,706
Rent expense was $16.5 million, $12.6 million and $11.0 million in fiscal 2017, 2016 and 2015, respectively.
As of September 30, 2017, we had total purchase commitments for inventory of approximately $180.0 million and purchase obligations for fixed assets and services of $23.9 million compared to $73.7 million of purchase commitments for inventory and $12.2 million of purchase obligations for fixed assets and services at October 1, 2016. The inventory increase was primarily due to the acquisition of Rofin in the first quarter of fiscal 2017 and higher commitments to support the higher shipments of large ELA tools used in the flat panel display market. The fixed assets and services increase was primarily due to expansion of our manufacturing capacity in Göttingen, Germany, the upgrade of certain of our production facilities in California and the acquisition of Rofin.
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
On November 7, 2016, we entered into a Credit Agreement, which was amended on May 8, 2017. See Note 9, "Borrowings" for further discussion of the issuance of the financing.

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

12. EMPLOYEE STOCK AWARD AND BENEFIT PLANS
Deferred Compensation Plans
Under our deferred compensation plans ("plans"), eligible employees are permitted to make compensation deferrals up to established limits set under the plans and accrue income on these deferrals based on reference to changes in available investment options. While not required by the plan, we choose to invest in insurance contracts and mutual funds in order to approximate the changes in the liability to the employees. These investments and the liability to the employees were as follows (in thousands):

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12. EMPLOYEE STOCK AWARD AND BENEFIT PLANS (continued)

	Fiscal year-end
	2017	2016
Cash surrender value of life insurance contracts	$13,995	$13,636
Fair value of mutual and money market funds	17,870	14,399
Total assets	$31,865	$28,035

Total assets, included in:
Prepaid expenses and other assets	$856	$1,679
Other assets	31,009	26,356
Total assets	$31,865	$28,035

	Fiscal year-end
	2017	2016
Total deferred compensation liability, included in:
Other current liabilities	$856	$1,679
Other long-term liabilities	34,160	28,313
Total deferred compensation liability	$35,016	$29,992
Life insurance premiums loads, policy fees and cost of insurance that are paid from the asset investments and gains and losses from the asset investments for these plans are recorded as components of other income or expense; such amounts were a net gain of $5.0 million (including a $1.3 million death benefit) in fiscal year 2017, a net gain of $1.7 million in fiscal year 2016 and a net loss of $0.4 million in fiscal year 2015. Changes in the obligation to plan participants are recorded as a component of operating expenses and cost of sales; such amounts were a loss of $3.9 million in fiscal year 2017, a loss of $2.1 million in fiscal year 2016 and income of $0.2 million in fiscal year 2015. Liabilities associated with participant balances under our deferred compensation plans are affected by individual contributions and distributions made, as well as gains and losses on the participant's investment allocation election.
Coherent Employee Retirement and Investment Plan
Under the Coherent Employee Retirement and Investment Plan, we match employee contributions to the plan up to a maximum of 4% of the employee's individual earnings subject to IRS limitations. Employees become eligible for participation and Company matching contributions on their first day of employment. The Company's contributions (net of forfeitures) during fiscal 2017, 2016, and 2015 were $4.8 million, $4.1 million and $3.6 million, respectively.
Employee Stock Purchase Plan
We have an Employee Stock Purchase Plan ("ESPP") whereby eligible employees may authorize payroll deductions of up to 10% of their regular base salary to purchase shares at the lower of 85% of the fair market value of the common stock on the date of commencement of the offering or on the last day of the six-month offering period. During fiscal 2017, 2016 and 2015, a total of 95,678 shares, 141,340 shares and 132,004 shares, respectively, were purchased by and distributed to employees at an average price of $81.82, $46.81 and $51.34 per share, respectively. At fiscal 2017 year-end, we had 424,882 shares of our common stock reserved for future issuance under the plan.
Stock Award Plans
We maintain a stock plan for which employees, service providers and non-employee directors are eligible participants. This plan, the 2011 Equity Incentive Plan (the "2011 Plan"), provides for a number of different equity-based grants, including options, time-based restricted stock units and performance restricted stock units. Under the 2011 Plan, Coherent may grant options and awards (time-based restricted stock units and performance restricted stock units) to purchase up to 6,747,691 shares of common stock, of which 4,950,603 shares remained available for grant at fiscal 2017 year-end. At fiscal 2017 year-end, all outstanding stock options and restricted stock units have been issued under plans approved by our shareholders.

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12. EMPLOYEE STOCK AWARD AND BENEFIT PLANS (continued)

Historically option grants to employees vested over the four years from the original grant date. Since adoption of the 2011 Plan, no stock options have been granted to employees. Some vested options made to one non-employee director under a prior stock plan remain outstanding.
Non-employee directors are automatically granted time-based restricted stock units upon first joining the Board of Directors and then upon reelection. New non-employee directors initially receive an award of restricted stock units valued at approximately $225,000 which vest over a two year period. The annual grant for non-employee directors is a value of approximately $225,000 in shares of restricted stock units that vest on February 15 of the calendar year following the grant.
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

•
The performance restricted stock unit award grants are generally either subject to annual vesting over three years from the date of grant or subject to a single vest measurement three years from the date of grant, depending upon achievement of performance measurements based on the performance of the Company's total shareholder returns (as defined in the plan) compared with the performance of the Russell 1000 Index.

Fair Value of Stock Compensation
We recognize compensation expense for all share-based payment awards based on the fair value of such awards. The expense is recognized on a straight-line basis per tranche over the respective requisite service period of the awards.
Determining Fair Value
Employee Stock Purchase Plan
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
The fair values of shares purchased under the employee stock purchase plan for fiscal 2017, 2016 and 2015 were estimated using the following weighted-average assumptions:

	Employee Stock Purchase Plans
	Fiscal
	2017	2016	2015
Expected life in years	0.5	0.5	0.5
Expected volatility	33.0%	35.0%	28.6%
Risk-free interest rate	0.7%	0.3%	0.1%
Weighted average fair value per share	$39.40	$18.59	$14.39
Time-Based Restricted Stock Units

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12. EMPLOYEE STOCK AWARD AND BENEFIT PLANS (continued)

Time-based restricted stock units are fair valued at the closing market price on the date of grant.
Performance Restricted Stock Units
We grant performance restricted stock units to officers and certain employees. The performance stock unit agreements provide for the award of performance stock units with each unit representing the right to receive one share of our common stock to be issued after the applicable award vesting period. The final number of units awarded, if any, for these performance grants will be determined as of the vesting dates, based upon our total shareholder return over the performance period compared to the Russell 1000 Index and could range from no units to a maximum of twice the initial award units. The weighted average fair value for these performance units was determined using a Monte Carlo simulation model incorporating the following weighted average assumptions:

	Fiscal
	2017	2016	2015
Risk-free interest rate	1.3%	1.2%	1.0%
Volatility	31.0%	27.0%	28.7%
Weighted average fair value	$163.17	$74.48	$70.57

We recognize the estimated cost of these awards, as determined under the simulation model, over the related service period of approximately 3 years, with no adjustment in future periods based upon the actual shareholder return over the performance period.
Stock Compensation Expense
The following table shows total stock-based compensation expense and related tax benefits included in the Consolidated Statements of Operations for fiscal 2017, 2016 and 2015 (in thousands):

	Fiscal
	2017	2016	2015
Cost of sales	$3,541	$2,558	$2,530
Research and development	2,973	2,268	1,946
Selling, general and administrative	23,911	15,331	13,756
Income tax benefit	(7,073)	(4,896)	(4,247)
	$23,352	$15,261	$13,985

As a result of our acquisition of Rofin on November 7, 2016, we made a payment of $15.3 million due to the cancellation of options held by employees of Rofin. The payment was allocated between total estimated merger consideration of $11.1 million and post-merger stock-based compensation expense of $4.2 million, based on the portion of the total service period of the underlying options that have not been completed by the merger date.
Total stock-based compensation cost capitalized as part of inventory during fiscal 2017 was $3.6 million; $3.3 million was amortized into income during fiscal 2017, which includes amounts capitalized in fiscal 2017 and amounts carried over from fiscal 2016. Total stock-based compensation cost capitalized as part of inventory during fiscal 2016 was $2.7 million; $2.6 million was amortized into income during fiscal 2016, which includes amounts capitalized in fiscal 2016 and amounts carried over from fiscal 2015.
At fiscal 2017 year-end, the total compensation cost related to unvested stock-based awards granted to employees under our stock plans but not yet recognized was approximately $31.7 million. We do not estimate forfeitures. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 1.5 years.
The stock option exercise tax benefits are reported in the statement of cash flows. The tax benefits result from tax deductions in excess of the stock-based compensation cost recognized and are determined on a grant-by-grant basis. During fiscal 2017, we recorded approximately $1.6 million of excess tax benefits as cash flows from financing activities. In fiscal 2016 and 2015, we did not generate any excess tax benefits as cash flows from financing activities.

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12. EMPLOYEE STOCK AWARD AND BENEFIT PLANS (continued)

Stock Awards Activity
At fiscal 2017, 2016 and 2015 year-end, we had 24,000, 33,500 and 86,000 shares subject to vested stock options outstanding. The vested stock options at fiscal 2017 are held by one non-employee director.
The following table summarizes the activity of our time-based and performance restricted stock units for fiscal 2017, 2016 and 2015 (in thousands, except per share amounts):

	Time Based Restricted Stock Units		Performance Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested stock at September 27, 2014	390	$58.66	229	$61.46
Granted	237	64.84	51	70.57
Vested (1)	(219)	53.62	(38)	53.46
Forfeited	(14)	59.06	(43)	53.46
Nonvested stock at October 3, 2015	394	$65.17	199	$67.09
Granted	270	64.42	65	74.48
Vested(1)	(192)	61.11	(57)	48.48
Forfeited	(13)	63.89	(38)	48.48
Nonvested stock at October 1, 2016	459	$66.47	169	$74.10
Granted	186	131.54	115	163.17
Vested(1)	(229)	66.02	(104)	77.10
Forfeited	(17)	84.79	(4)	70.57
Nonvested stock at September 30, 2017	399	$118.83	176	$105.34
__________________________________________

(1)
Service-based restricted stock units vested during each fiscal year. Performance-based restricted stock units included at 100% of target goal; under the terms of the awards, the recipient may earn between 0% and 200% of the award.

Restricted Stock Units are converted into the right to receive common stock upon vesting; prior to issuance, the Company permits the employee holders to satisfy their tax withholding requirements by net settlement, whereby the Company withholds a portion of the shares to cover the applicable taxes based on the fair market value of the Company's stock at the vesting date. The number of shares withheld to cover tax payments was 131,000 in fiscal 2017, 89,000 in fiscal 2016 and 91,000 in fiscal 2015; tax payments made were $15.7 million, $5.4 million and $5.3 million, respectively.

13.  DEFINED BENEFIT PLANS
 As a result of the Rofin acquisition, we have assumed all assets and liabilities of Rofin’s defined benefit plans for the Rofin-Sinar Laser, GmbH ("RSL") and Rofin-Sinar Inc. ("RS Inc.") employees. The U.S. plan began in fiscal year 1995 and is partially funded. Any new employees hired after January 1, 2007, are not eligible for the RS Inc. pension plan. As is the customary practice with German companies, the German pension plan is unfunded. Any new employees hired after 2000 are not eligible for the RSL pension plan. The measurement date of these pension plans is September 30. For these pension plans, actuarial gains and losses are deferred into OCI and amortized over future periods.
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

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. DEFINED BENEFIT PLANS (continued)

In addition, we have defined benefit plans in South Korea, Japan, Spain and Italy, covering all full-time employees with at least one year of service, and a defined benefit plan in Germany covering two individuals. As is the customary practice with European and Asian companies, the plans are unfunded. We have elected to recognize all actuarial gains and losses on these plans immediately, as incurred. The measurement date of these defined benefit plans is September 30.
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
Components of net periodic cost are as follows for the years ended September 30, 2017 and October 1, 2016 (in thousands):

	Fiscal
	2017	2016
Service cost	$2,077	$872
Interest cost	1,086	97
Expected return on plan assets	(736)	—
Recognized net actuarial (gain) loss	(236)	993
Foreign exchange impacts	(6)	127
Net periodic pension cost	$2,185	$2,089

The changes in projected benefit obligations and plan assets, as well as the ending balance sheet amounts for our defined benefit plans, are as follows (in thousands):

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. DEFINED BENEFIT PLANS (continued)

Fiscal 2017
Change in benefit obligation:
Projected benefit obligation at beginning of year (1)	$8,621
Business combinations and acquisitions	46,361
Service cost	2,077
Interest cost	1,086
Actuarial gains	(141)
Assumption change	(3,597)
Experience gain	(1,502)
Foreign exchange rate impacts	1,685
Benefits paid - total	(2,043)
Projected benefit obligation at end of year	$52,547

Projected benefit obligation at end of year:
U.S. plans	$17,543
Foreign plans	35,004
Projected benefit obligation at end of year	$52,547

Change in plan assets:
Fair value of plan assets at beginning of year	$—
Business combinations and acquisitions	11,121
Actual return on plan assets	1,092
Employer contributions	—
Benefits paid - funded plan	(357)
Fair value of plan assets at end of year	$11,856

Fair value of plan assets at end of year:
U.S. plans	$11,856
Foreign plans	—
Fair value of plan assets at end of year	11,856
Unfunded status at end of year	$(40,691)

Amounts recognized in the consolidated balance sheet:
Accrued benefit liability - current	$(1,238)
Accrued benefit liability - non current	(39,454)
Accumulated other comprehensive gain (pre-tax)	(5,360)
(1) The beginning of the year balances relate to plans held in South Korea, Japan, Italy and Germany. These were not disclosed in prior years as the net liability was not material.
The information for plans with an accumulated benefit obligation in excess of plan assets is as follows (in thousands):

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. DEFINED BENEFIT PLANS (continued)

Fiscal year-end
2017
Projected benefit obligation	$52,547
Accumulated benefit obligation	47,798
Fair value of plan assets	11,856
The weighted-average rates used to determine the net periodic benefit costs are as follows:

Fiscal 2017
Discount rate:
U.S.	3.6%
Foreign	1.7%
Expected return on plan assets:
U.S.	6.6%
Foreign	—%
Rate of compensation increase
U.S.	3.0%
Foreign	2.0%

We recognize the over (under) funded status of the defined benefit plans in our consolidated balance sheets. We also recognize, in other comprehensive income (loss), certain gains and losses that arise for the period but are deferred under current pension accounting rules. A one percent change in the discount rate or the expected rate of return on plan assets would not have a material impact on the projected benefit obligation or the net periodic benefit cost.

Expected benefit payments for each of the next five fiscal years and the five years aggregated thereafter is as follows (in thousands):

Amount
2018	$1,708
2019	1,593
2020	1,755
2021	2,296
2022	3,319
2023-2027	14,220
Total	$24,891

Our pension plan asset allocations at September 30, 2017 by asset category are as follows:

		Fiscal 2017
	Target Allocation	Allocation
Equity securities	50%	56%
Debt securities	50%	44%
Total plan assets	100%	100%

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. DEFINED BENEFIT PLANS (continued)

We employ a total return investment approach whereby a mix of equity, debt securities and government securities are used to maximize the long-term return of plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses by maximizing investment returns within that prudent level of risk. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks as well as growth, value and small and large capitalizations. Additionally, cash balances are maintained at levels adequate to meet near-term plan expenses and benefit payments. Investment risk is measured and monitored on an ongoing basis through semi-annual investment portfolio reviews.
Investments in our defined benefit plan are stated at fair value. Level 1 assets are valued using quoted market prices that represent the asset value of the shares held by the trusts. The level 2 assets are investments in pooled funds, which are valued using a model to reflect the valuation of their underlying assets that are publicly traded with observable values. The fair value of level 3 pension plan assets are measured by compiling the portfolio holdings and independently valuing the securities in those portfolios.
The fair values of our pension plan assets, by level within the fair value hierarchy, at September 30, 2017 are as follows:

Asset categories	Level 1	Level 2	Level 3	Total
Equity securities
Small cap	$—	$304	$—	$304
Mid cap	—	621	—	621
Large cap	—	2,382	—	2,382
Total market stock	—	1,106	—	1,106
International	—	1,897	—	1,897
Emerging markets	—	342	—	342
Debt securities				—
Bonds and mortgages	—	4,031	—	4,031
Inflation protected	—	555	—	555
High yield	—	618	—	618
Money market	—	—	—	—
Total plan assets	$—	$11,856	$—	$11,856

14. OTHER INCOME (EXPENSE), NET
Other income (expense) includes other-net which is comprised of the following (in thousands):

	Fiscal
	2017	2016	2015
Foreign exchange gain (loss)	$4,656	$(6,310)	$(1,396)
Gain (loss) on deferred compensation investments, net (Note 12)	4,955	1,738	(351)
Other	221	57	21
Other—net	$9,832	$(4,515)	$(1,726)

15. INCOME TAXES

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15. INCOME TAXES (continued)

The provision for (benefit from) income taxes on income (loss) from continuing operations before income taxes consists of the following (in thousands):

	Fiscal
	2017	2016	2015
Currently payable:
Federal	$5,617	$(3,069)	$(932)
State	1,022	89	108
Foreign	116,022	48,039	32,189
	122,661	45,059	31,365
Deferred and other:
Federal	1,413	(8,131)	(4,327)
State	(153)	(439)	(200)
Foreign	(30,510)	(1,095)	(3,679)
	(29,250)	(9,665)	(8,206)
Provision for income taxes	$93,411	$35,394	$23,159
The components of income (loss) from continuing operations before income taxes consist of (in thousands):

	Fiscal
	2017	2016	2015
United States	$25,540	$(44,029)	$(13,293)
Foreign	276,515	166,925	112,861
Income from continuing operations before income taxes	$302,055	$122,896	$99,568
The reconciliation of the income tax expense at the U.S. Federal statutory rate (35.0%) to actual income tax expense is as follows (in thousands):

	Fiscal
	2017	2016	2015
Federal statutory tax expense	$105,719	$43,015	$34,849
Valuation allowance	4,454	1,441	635
Foreign taxes at rates less than U.S. rates, net	(12,346)	(5,642)	(10,558)
Stock-based compensation	3,969	2,161	2,150
State income taxes, net of federal income tax benefit	398	(198)	(38)
Research and development credit	(7,884)	(4,408)	(2,979)
Deferred compensation	(1,022)	(428)	(133)
Release of foreign unrecognized tax benefits	(538)	(4,961)	(39)
Release of interest accrued for unrecognized tax benefits	(78)	(1,508)	(38)
Reversal of Competent Authority	—	4,328	—
Other	739	1,594	(690)
Provision for income taxes	$93,411	$35,394	$23,159
Effective tax rate	30.9%	28.8%	23.3%
The effective tax rate on income from continuing operations before income taxes for fiscal 2017 of 30.9% was lower than the statutory rate of 35.0%. This was primarily due to differences related to the benefit of income subject to foreign tax rates that are lower than U.S. tax rates including the Singapore tax exemption, the benefit of foreign tax credits and federal research

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15. INCOME TAXES (continued)

and development tax credits, the benefit of a domestic manufacturing deduction under IRC Section 199 and the release of certain tax reserves due to audit settlement. These amounts are partially offset by Rofin transaction costs not deductible for tax purposes, tax costs of Rofin restructuring, ASC 740-10 (formerly FIN48) tax liabilities for transfer pricing, stock-based compensation not deductible for tax purposes and limitations on the deductibility of compensation under IRC Section 162(m).
In October 2016, Coherent Singapore received an amended Pioneer Status tax exemption from the Singapore authorities effective from fiscal 2012 through fiscal 2021. The tax holiday continues to be conditional upon our meeting certain revenue, business spending and employment thresholds. The impact of this tax exemption decreased Singapore income taxes by approximately $1.1 million and $0.7 million in fiscal 2017 and fiscal 2016, respectively. There is no tax benefit for fiscal 2015 due to the utilization of net operating loss.
The significant components of deferred tax assets and liabilities were (in thousands):

	Fiscal year-end
	2017	2016
Deferred tax assets:
Reserves and accruals not currently deductible	$52,803	$34,800
Operating loss carryforwards and tax credits	61,371	52,213
Deferred service revenue	2,987	2,186
Inventory capitalization	7,116	5,001
Stock-based compensation	7,839	6,428
Competent authority offset to transfer pricing tax reserves	12,948	1,437
Depreciation and amortization	—	1,043
Other	4,567	5,277
Total gross deferred tax assets	149,631	108,385
Valuation allowance	(28,745)	(17,642)
Total net deferred tax assets	120,886	90,743
Deferred tax liabilities:
Gain on issuance of stock by subsidiary	22,378	20,781
Depreciation and amortization	60,956	—
Accumulated translation adjustment	234	4,273
Total gross deferred tax liabilities	83,568	25,054
Net deferred tax assets	$37,318	$65,689
In determining our fiscal 2017 and 2016 tax provisions under ASC Subtopic 740, we calculated the deferred tax assets and liabilities for each separate tax entity. We then considered a number of factors including the positive and negative evidence regarding the realization of our deferred tax assets to determine whether a valuation allowance should be recognized with respect to our deferred tax assets. We determined that a valuation allowance was appropriate for a portion of the deferred tax assets of our California and certain state research and development tax credits, foreign tax attributes and foreign net operating losses at fiscal 2017 and 2016 year-ends.
During fiscal 2017, we increased our valuation allowance on deferred tax assets by $11.1 million to $28.7 million, primarily due to the increase in California and other states research and development tax credits and the release of R&D tax reserves for California and other states, which are not expected to be recognized. The Company had U.S. federal deferred tax assets related to research and development credits, foreign tax credits and other tax attributes that can be used to offset federal taxable income in future periods. These credit carryforwards will expire if they are not used within certain time periods. As of September 30, 2017, management determined that there is sufficient positive evidence to conclude that it is more likely than not sufficient taxable income will exist in the future allowing us to recognize these deferred tax assets.
The net deferred tax asset is classified on the consolidated balance sheets as follows (in thousands):

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15. INCOME TAXES (continued)

	Fiscal year-end
	2017	2016
Non-current deferred income tax assets	$82,691	$67,157
Non-current deferred income tax liabilities	(45,373)	(1,468)
Net deferred tax assets	$37,318	$65,689
We have various tax attribute carryforwards which include the following:

•
Foreign gross net operating loss carryforwards are $48.5 million, of which $39.9 million have no expiration date and $8.6 million have various expiration dates beginning in fiscal year 2018. Among the total of $48.5 million foreign net operating loss carryforwards, a valuation allowance of $8.9 million has been provided for certain jurisdictions since the recovery of the carryforwards are uncertain. Federal and certain state gross net operating loss carryforwards are $9.2 million and $30.8 million, respectively, which were acquired from our Rofin-Sinar acquisition. A full valuation allowance against certain other state net operating losses has been recorded. California gross net operating loss carryforward is $0.3 million and is scheduled to expire in fiscal year 2032. The tax benefit relating to approximately $0.3 million of the California net operating loss carryforward is off-balance sheet.

•
Federal R&D credit carryforwards of $30.2 million are scheduled to expire beginning in fiscal year 2024. The tax benefit relating to approximately $4.9 million of the federal tax credit carryforwards is off-balance sheet. California R&D credit carryforwards of $27.2 million have no expiration date. The tax benefit relating to approximately $1.4 million of the state tax credit carryforwards is off-balance sheet with a full valuation allowance. The total of $22.1 million valuation allowance, before federal benefit, has been recorded against California R&D credit carryforwards since the recovery of the carryforwards are uncertain. Other states R&D credit carryforwards of $3.2 million are scheduled to expire beginning in fiscal year 2018. A valuation allowance totaling $2.7 million, before federal benefit, has been recorded against certain state R&D credit carryforwards since the recovery of the carryforwards is uncertain.

•
Federal foreign tax credit carryforwards of $14.9 million are scheduled to expire beginning in fiscal year 2018. The tax benefit relating to approximately $14.9 million of the federal foreign tax credit carryforwards is off-balance sheet.

We are subject to taxation and file income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. For U.S. federal income tax purposes, all years prior to fiscal 2011 are closed. In September 2017, the Internal Revenue Service (IRS) completed its audit of Coherent Inc.’s fiscal 2013 tax return with no adjustment. The extension of the statutes of limitations for its fiscal 2011 and 2012 tax returns will be closed on June 30, 2018. In our major foreign jurisdictions and our major state jurisdictions, the years prior to fiscal 2011 and 2013, respectively, are closed to examination. Earlier years in our various jurisdictions may remain open for adjustment to the extent that we have tax attribute carryforwards from those years.
In July 2015 and March 2016, Coherent Kaiserslautern GmbH (formerly Lumera Laser GmbH) received tax audit notices for the fiscal years 2010 to 2014. The audit began in August 2015. We acquired the shares of Lumera Laser GmbH in December 2012 and, pursuant to the terms of the acquisition agreement, we should not have responsibility for any assessments related to the pre-acquisition period. In July, 2016, Coherent Holding GmbH and Coherent Deutschland GmbH each received a tax audit notice for the fiscal years 2011 to 2014. The audit began in August 2016. In November 2016, Coherent GmbH, Coherent LaserSystems GmbH & Co. KG and Coherent Germany GmbH received audit notices for the period that they were in existence during the fiscal years 2011 through 2014. The audit work began in January 2017. In the fourth quarter of fiscal 2017, all German tax audits were extended to fiscal 2015 and are currently in progress.
We regularly engage in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions and management believes that it has adequately provided reserves for any adjustments that may result from tax examinations.

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15. INCOME TAXES (continued)

A reconciliation of the change in gross unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

	Fiscal year-end
	2017	2016	2015
Balance as of the beginning of the year	$20,442	$22,538	$21,893
Increase related to acquisitions	25,151	—	—
Tax positions related to current year:
Additions	1,326	2,468	311
Reductions	—	—	—
Tax positions related to prior year:
Additions	4,951	424	855
Reductions	(65)	(3,239)	—
Settlements	—	(1,655)	—
Lapses in statutes of limitations	(610)	(94)	(521)
Decrease in unrecognized tax benefits based on audit results	(5,217)	—	—
Foreign currency revaluation adjustment	1,588	—	—
Balance as of end of year	$47,566	$20,442	$22,538
As of September 30, 2017, the total amount of gross unrecognized tax benefits including gross interest and penalties was $50.4 million, of which $34.7 million, if recognized, would affect our effective tax rate. Our total gross unrecognized tax benefit was classified as a long-term taxes payable in the consolidated balance sheets after reduction by certain deferred tax assets. We include interest and penalties related to unrecognized tax benefits within the provision for income taxes. As of September 30, 2017, the total amount of gross interest and penalties accrued was $2.8 million and it is classified as long-term taxes payable in the consolidated balance sheets. As of October 1, 2016, we had accrued $0.2 million for the gross interest and penalties and it is classified as long-term taxes payable in the consolidated balance sheets.
Management believes that it has adequately provided for any adjustments that may result from tax examinations. We regularly engage in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. Although the timing of resolution, settlement and closure of audits is not certain, we do not believe it is reasonably possible that our unrecognized tax benefits will materially change in the next 12 months.
A summary of the fiscal tax years that remain subject to examination, as of September 30, 2017, for our major tax jurisdictions is:

United States—Federal	2011—forward
United States—Various States	2013—forward
Netherlands	2012—forward
Germany	2011—forward
Japan	2011—forward
South Korea	2012—forward
United Kingdom	2016—forward

16. SEGMENT AND GEOGRAPHIC INFORMATION
As a result of the acquisition of Rofin-Sinar Technologies Inc. ("Rofin") in the first quarter of fiscal 2017 (see discussion below), we reorganized our prior two reporting segments (Specialty Laser Systems and Commercial Lasers and Components) into two new reporting segments for the combined company: OEM Laser Sources (“OLS”) and Industrial Lasers & Systems (“ILS”). This segment reorganization was based upon the organizational structure of the combined company and how the chief operating decision maker ("CODM") receives and utilizes information provided to allocate resources and make decisions. Accordingly, our segment information was restated retroactively in the first quarter of fiscal 2017. This segmentation reflects the go-to-market strategies and synergies for our broad portfolio of laser technologies and products. While both segments

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. SEGMENT AND GEOGRAPHIC INFORMATION (continued)

deliver cost-effective, highly reliable photonics solutions, the OLS business segment is focused on high performance laser sources and complex optical sub-systems, typically used in microelectronics manufacturing, medical diagnostics and therapeutic medical applications, as well as in scientific research. Our ILS business segment delivers high performance laser sources, sub-systems and tools primarily used for industrial laser materials processing, serving important end markets like automotive, machine tool, consumer goods and medical device manufacturing. Rofin's operating results have been included primarily in our Industrial Lasers & Systems segment.

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

The following table provides net sales and income from continuing operations for our operating segments and a reconciliation of our total income from continuing operations to income from continuing operations before income taxes (in thousands):

	Fiscal
	2017	2016	2015
Net sales:
OEM Laser Sources	$1,143,620	$722,517	$655,854
Industrial Lasers & Systems	579,691	134,868	146,606
Total net sales	$1,723,311	$857,385	$802,460
Income (loss) from continuing operations:
OEM Laser Sources	$432,839	$197,923	$152,660
Industrial Lasers & Systems	(26,447)	(13,869)	(10,027)
Corporate and other	(80,897)	(56,440)	(41,886)
Total income from continuing operations	$325,495	$127,614	$100,747
Total other expense, net	(23,440)	(4,718)	(1,179)
Income from continuing operations before income taxes	$302,055	$122,896	$99,568
Geographic Information
Our foreign operations consist primarily of manufacturing facilities and sales offices in Europe and Asia-Pacific. Sales, marketing and customer service activities are conducted through sales subsidiaries throughout the world. Geographic sales information for fiscal 2017, 2016 and 2015 is based on the location of the end customer. Geographic long-lived asset information presented below is based on the physical location of the assets at the end of each year.

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. SEGMENT AND GEOGRAPHIC INFORMATION (continued)

Sales to unaffiliated customers are as follows (in thousands):

	Fiscal
SALES	2017	2016	2015
United States	$297,699	$204,963	$213,483
Foreign countries:
South Korea	628,369	187,908	195,589
China	162,316	63,050	57,548
Europe, other	162,162	55,351	53,027
Japan	154,985	193,418	135,674
Germany	145,835	71,427	75,474
Asia-Pacific, other	107,713	36,364	28,036
Rest of World	64,232	44,904	43,629
Total foreign countries sales	1,425,612	652,422	588,977
Total sales	$1,723,311	$857,385	$802,460
Long-lived assets, which include all non-current assets other than goodwill, intangibles, non-current restricted cash and deferred taxes, by geographic region, are as follows (in thousands):

	Fiscal year-end
LONG-LIVED ASSETS	2017	2016
United States	$120,116	$92,771
Foreign countries:
Germany	159,483	55,786
Europe, other	18,681	2,478
Asia-Pacific	24,517	11,981
Total foreign countries long-lived assets	202,681	70,245
Total long-lived assets	$322,797	$163,016
Major Customers
We had one major customer who accounted for 22.9%, 13.1% and 17.2% of consolidated revenue during fiscal 2017, 2016 and 2015, respectively. We had another major customer who accounted for 16.4% of consolidated revenue during fiscal 2016. Both customers purchased primarily from our OLS segment.

17.  RESTRUCTURING CHARGES

In the first quarter of fiscal 2017, we began the implementation of planned restructuring activities in connection with the acquisition of Rofin. These activities in fiscal 2017 primarily relate to exiting our legacy high power fiber laser product line, change of control payments to Rofin officers, the exiting of two product lines acquired in the acquisition of Rofin, realignment of our supply chain due to segment reorganization and consolidation of sales and distribution offices. These activities resulted in charges primarily for employee termination, other exit related costs associated with the write-off of property and equipment and inventory and early lease termination costs.
The following table presents our current liability as accrued on our balance sheets for restructuring charges. The table sets forth an analysis of the components of the restructuring charges and payments and other deductions made against the accrual for fiscal 2017 (in thousands):

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
17. RESTRUCTURING CHARGES (continued)

	Severance Related	Asset Write-Offs	Other	Total
Balances, October 1, 2016	$—	$—	—	$—
Provision	5,143	6,439	742	12,324
Payments and other	(3,842)	(6,439)	(742)	(11,023)
Balances, September 30, 2017	$1,301	$—	$—	$1,301
At September 30, 2017, $1.3 million of accrued severance related costs were included in other current liabilities. The current year severance related costs are primarily comprised of severance pay for employees being terminated due to the transition of activities out of Rofin including change of control payments to Rofin officers and the exit from certain product lines as well as the consolidation of sales and distribution offices. The current year asset write-offs are primarily comprised of write-offs of inventory and equipment due to exiting our legacy high power fiber laser product line and inventory write-offs due to the exit of other Rofin product lines. By segment, $11.4 million of restructuring costs was incurred in the ILS segment and $0.9 million was incurred in the OLS segment in fiscal 2017. Restructuring charges are recorded in cost of sales, research and development and selling, general and administrative expenses in our consolidated statements of operations.

18.  DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE
Discontinued Operations
Discontinued operations are comprised of Rofin’s low power CO2 laser business based in Hull, United Kingdom (the "Hull Business"), that we acquired as part of our acquisition of Rofin. As a condition of the acquisition, we were required to divest and hold separate the Hull Business and will report this business separately as a discontinued operation until it is divested. In the third quarter of fiscal 2017, we entered into an agreement with a potential purchaser of the Hull Business and submitted our proposed purchaser to the European Commission for its review and approval, including the terms under which the purchase and operation of the Hull Business will occur. We completed the divestiture of the Hull Business on October 11, 2017, after receiving approval for the terms of the sale from the European Commission. See Note 19, "Subsequent Event".
For financial statement purposes, the results of operations for this discontinued business have been segregated from those of the continuing operations and are presented in our consolidated financial statements as discontinued operations and the net assets of the remaining discontinued business have been presented as current assets and current liabilities held for sale.
The results of discontinued operations for fiscal 2017 are as follows (in thousands):

Fiscal
2017
Net sales	$26,996
Cost of sales	19,353
Operating expenses	9,002
Other expense	220
Income tax benefit	(57)
Net loss from discontinued operations	$(1,522)

Assets Held for Sale
In the third quarter of fiscal 2017, we re-evaluated the carrying value of the Hull Business that has been presented as assets held for sale since the acquisition. Approximately $33.9 million of goodwill was reallocated from the assets held for sale to the remaining business acquired as we are within the remeasurement period. Current assets and current liabilities classified as held for sale as of September 30, 2017 related to discontinued operations are as follows (in thousands):

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
18. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE (Continued)
(continued)

Discontinued Operations
Cash	$33
Accounts receivable	6,931
Inventories	5,586
Prepaid expenses and other assets	607
Property and equipment	10,705
Intangible assets	11,400
Total current assets held for sale	$35,262

Accounts payable	$1,129
Other current liabilities	4,875
Total current liabilities held for sale	$6,004

In the fourth quarter of fiscal 2017, management decided to sell several entities that we acquired in the Rofin acquisition. Although the sale was not completed as of the end of fiscal 2017, we recorded a non-cash impairment charge of $2.9 million to operating expense in our results of operations in the fourth quarter of fiscal 2017 to reduce our carrying value in these entities to fair value. Current assets and current liabilities classified as held for sale as of September 30, 2017 related to continuing operations are as follows (in thousands):

Continuing Operations
Accounts receivable	$1,668
Inventories	5,202
Prepaid expenses and other assets	472
Property and equipment	457
Intangible assets	1,187
Total current assets held for sale	$8,986

Accounts payable	$189
Other current liabilities	828
Total current liabilities held for sale	$1,017

19. SUBSEQUENT EVENT

As a condition of the acquisition, we were required to hold separate and divest Rofin’s low power CO2 laser business based in Hull, United Kingdom (the "Hull Business"), and have reported this business separately as a discontinued operation until its divestiture. In the third quarter of fiscal 2017, we entered into an agreement with a potential purchaser of the Hull Business and submitted our proposed purchaser to the European Commission for its review and approval, including the terms under which the purchase and operation of the Hull Business will occur. We completed the divestiture of the Hull Business on October 11, 2017, after receiving approval for the terms of the sale from the European Commission. We expect to record an immaterial gain on the divestiture in the first quarter of fiscal 2018.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Summarized quarterly financial data for the years ended September 30, 2017 and October 1, 2016 are as follows (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2017:
Net sales	$346,073	$422,833	$464,107	$490,298
Gross profit	141,514	179,515	207,186	222,054
Net income	30,408	41,845	61,117	73,752
Net income per basic share	$1.25	$1.71	$2.49	$3.00
Net income per diluted share	$1.23	$1.69	$2.46	$2.96
Fiscal 2016:
Net sales	$190,275	$199,882	$218,767	$248,461
Gross profit	83,898	88,599	94,559	114,336
Net income	20,286	17,781	18,650	30,785
Net income per basic share	$0.85	$0.74	$0.77	$1.27
Net income per diluted share	$0.84	$0.73	$0.76	$1.25