Form 10-Q
period 2018-03-31
COHERENT INC
filed 2018-05-09
CIK 21510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ___________________________________________________
FORM 10-Q
 ___________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2018
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

The number of shares outstanding of registrant’s common stock, par value $.01 per share, on May 7, 2018 was 24,873,439.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Net sales	$481,118	$422,833	$958,683	$768,906
Cost of sales	265,688	243,318	526,230	447,877
Gross profit	215,430	179,515	432,453	321,029
Operating expenses:
Research and development	34,783	30,536	66,175	57,620
Selling, general and administrative	77,146	72,451	150,583	146,219
Gain from business combination	—	—	—	(5,416)
Other impairment charges (recoveries)	(110)	—	155	—
Amortization of intangible assets	2,950	5,439	5,556	9,317
Total operating expenses	114,769	108,426	222,469	207,740
Income from operations	100,661	71,089	209,984	113,289
Other income (expense):
Interest income	440	135	911	278
Interest expense	(7,725)	(8,998)	(16,472)	(16,962)
Other—net	(2,225)	(1,392)	(2,449)	11,601
Total other income (expense), net	(9,510)	(10,255)	(18,010)	(5,083)
Income from continuing operations before income taxes	91,151	60,834	191,974	108,206
Provision for income taxes	25,849	18,646	84,769	35,320
Net income from continuing operations	65,302	42,188	107,205	72,886
Loss from discontinued operations, net of income taxes	—	(343)	(2)	(633)
Net income	$65,302	$41,845	$107,203	$72,253

Basic net income per share:
Income per share from continuing operations	$2.64	$1.72	$4.34	$2.98
Loss per share from discontinued operations, net of income taxes	$—	$(0.01)	$—	$(0.03)
Net income per share	$2.64	$1.71	$4.34	$2.96

Diluted net income per share:
Income per share from continuing operations	$2.61	$1.70	$4.29	$2.95
Loss per share from discontinued operations, net of income taxes	$—	$(0.01)	$—	$(0.03)
Net income per share	$2.61	$1.69	$4.29	$2.93

Shares used in computation:
Basic	24,761	24,496	24,698	24,422
Diluted	25,010	24,757	25,018	24,700

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017

Net income	$65,302	$41,845	$107,203	$72,253
Other comprehensive income (loss): (1)
Translation adjustment, net of taxes (2)	21,344	1,417	21,436	(4,078)
Changes in unrealized losses on available-for-sale securities, net of taxes (3)	(1)	—	(8)	(3,334)
Defined benefit pension plans, net of taxes (4)	(344)	158	(197)	534
Other comprehensive income (loss), net of tax	20,999	1,575	21,231	(6,878)
Comprehensive income	$86,301	$43,420	$128,434	$65,375

(1)	Reclassification adjustments were not significant during the three and six months ended March 31, 2018 and April 1, 2017.

(2)
Tax expenses (benefits) were not provided on translation adjustments during the three and six months ended March 31, 2018. Tax benefits of $0 and $326 were provided on translation adjustments during the three and six months ended April 1, 2017, respectively.

(3)
Tax expenses (benefits) of $1 and $(3) were provided on changes in unrealized gains (losses) on available-for-sale securities for the three and six months ended March 31, 2018, respectively. Tax benefits of $0 and $1,878 were provided on changes in unrealized gains (losses) on available-for-sale securities for the three and six months ended April 1, 2017, respectively.

(4)
Tax benefits of $9 and $55 were provided on changes in defined benefit pension plans for the three and six months ended March 31, 2018, respectively. Tax expenses of $0 and $21 were provided on changes in defined benefit pension plans for the three and six months ended April 1, 2017, respectively.

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except par value)

	March 31, 2018	September 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$308,987	$443,066
Restricted cash	1,144	1,097
Short-term investments	37,127	32,510
Accounts receivable—net of allowances of $6,671 and $6,890, respectively	312,938	305,668
Inventories	492,686	414,807
Prepaid expenses and other assets	85,446	70,268
Assets held for sale	9,079	44,248
Total current assets	1,247,407	1,311,664
Property and equipment, net	307,330	278,850
Goodwill	460,921	417,694
Intangible assets, net	180,642	190,027
Non-current restricted cash	13,432	12,924
Other assets	126,853	126,641
Total assets	$2,336,585	$2,337,800

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current-portion of long-term obligations	$7,422	$5,078
Accounts payable	93,309	75,860
Income taxes payable	105,395	103,206
Other current liabilities	195,842	235,001
Total current liabilities	401,968	419,145
Long-term obligations	449,653	589,001
Other long-term liabilities	195,283	166,390
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, Authorized—500,000 shares, par value $.01 per share:
Outstanding—24,834 shares and 24,631 shares, respectively	247	245
Additional paid-in capital	155,763	171,403
Accumulated other comprehensive income	41,137	19,906
Retained earnings	1,092,534	971,710
Total stockholders’ equity	1,289,681	1,163,264
Total liabilities and stockholders’ equity	$2,336,585	$2,337,800

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended
	March 31, 2018	April 1, 2017
Cash flows from operating activities:
Net income	$107,203	$72,253
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,399	19,958
Amortization of intangible assets	30,429	28,851
Gain on business combination	—	(5,416)
Deferred income taxes	14,079	(5,620)
Amortization of debt issuance cost	7,221	1,707
Stock-based compensation	15,486	12,186
Non-cash restructuring charges	439	4,313
Other non-cash expense	92	567
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	5,785	(2,798)
Inventories	(59,678)	4,962
Prepaid expenses and other assets	(5,193)	(3,634)
Other long-term assets	(3,753)	(2,292)
Accounts payable	13,587	8,672
Income taxes payable/receivable	20,815	12,854
Other current liabilities	(41,575)	47,046
Other long-term liabilities	2,463	2,051
Cash flows from discontinued operations	—	(1,301)
Net cash provided by operating activities	132,799	194,359

Cash flows from investing activities:
Purchases of property and equipment	(44,951)	(29,543)
Proceeds from dispositions of property and equipment	90	144
Purchases of available-for-sale securities	(32,838)	—
Proceeds from sales and maturities of available-for-sale securities	28,197	25,108
Acquisition of businesses, net of cash acquired	(45,448)	(740,481)
Other	470	—
Proceeds from sale of discontinued operation	25,000	—
Cash flows from discontinued operations	—	(316)
Net cash used in investing activities	(69,480)	(745,088)

Cash flows from financing activities:
Short-term borrowings	36,672	6,930
Repayments of short-term borrowings	(36,955)	(28,700)
Proceeds from long-term borrowings	—	740,685
Repayments of long-term borrowings	(166,913)	(36,349)
Cash paid to subsidiaries' minority shareholders	—	(816)
Issuance of common stock under employee stock option and purchase plans	4,899	3,866
Net settlement of restricted common stock	(36,250)	(15,675)
Debt issuance costs	—	(25,892)
Net cash provided by (used in) financing activities	(198,547)	644,049
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,704	(1,617)
Net increase (decrease) in cash, cash equivalents and restricted cash	(133,524)	91,703
Cash, cash equivalents and restricted cash, beginning of period	457,087	354,347
Cash, cash equivalents and restricted cash, end of period	$323,563	$446,050

Non-cash investing and financing activities:
Unpaid property and equipment purchases	$3,362	$2,722
Use of previously owned equity shares in acquisition	$—	$20,685

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows.

	March 31, 2018	April 1, 2017
Cash and cash equivalents	$308,987	$432,980
Restricted cash, current	1,144	1,284
Restricted cash, non-current	13,432	11,786
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$323,563	$446,050

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto filed by Coherent, Inc. on Form 10-K for the fiscal year ended September 30, 2017. In the opinion of management, all adjustments necessary for a fair presentation of financial condition and results of operation as of and for the periods presented have been made and include only normal recurring adjustments. Interim results of operations are not necessarily indicative of results to be expected for the year or any other interim periods. Our fiscal year ends on the Saturday closest to September 30 and our second fiscal quarters include 13 weeks of operations in each fiscal year presented. Fiscal year 2018 and 2017 both include 52 weeks.

The consolidated financial statements include the accounts of Coherent, Inc. and its direct and indirect subsidiaries (collectively, the "Company", "we", "our", "us" or "Coherent"). Intercompany balances and transactions have been eliminated.

On November 7, 2016, we acquired Rofin-Sinar Technologies, Inc. and its direct and indirect subsidiaries ("Rofin"). On March 8, 2018, we acquired privately held O. R. Lasertechnologie GmbH ("OR Laser"). The significant accounting policies of Rofin and OR Laser have been aligned to conform to those of Coherent, and the consolidated financial statements include the results of Rofin and OR Laser as of their acquisition dates.

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

In March 2016, the FASB issued amended guidance that simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Under the new guidance, an entity recognizes all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement. This change eliminates the notion of the APIC pool and significantly reduces the complexity and cost of accounting for excess tax benefits and tax deficiencies. Upon our adoption in the first quarter of fiscal 2018, we recognized a windfall tax benefit as a cumulative effect adjustment increase to our opening retained earnings of $19.8 million together with a comparable increase in deferred tax assets. With adoption occurring at the beginning of fiscal 2018, we recognized excess tax benefits from stock award exercises and restricted stock unit vesting as a discrete tax benefit which reduced the provision for income taxes for the three and six months ended March 31, 2018 by $0.3 million and $12.8 million, respectively. The adoption also changed the calculation of fully diluted shares outstanding for the three and six months ended March 31, 2018. The excess tax benefits have been excluded from the calculation of assumed proceeds in our calculation of diluted weighted average shares under the new standard. Our diluted weighted average shares outstanding for the three and six months ended March 31, 2018 increased by 74,891 and 99,577 shares, respectively, due to adoption of the new standard. Additionally, effective in the first quarter of fiscal 2018, excess tax benefits are classified as an operating activity in the statement of cash flows instead of as a financing activity where they were previously presented. We adopted this guidance on a prospective basis and, accordingly, prior periods have not been adjusted. We have elected to not estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period. The remaining provisions of this amended guidance did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements

In February 2018, the FASB issued amended guidance to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this Update also require certain disclosures about stranded tax effects. The new standard will become effective for our fiscal year 2020 which begins on September 29, 2019. We are currently assessing the impact of this amended guidance.

In August 2017, the FASB issued amended guidance to address the current limitation on how an entity can designate the hedged risk in certain cash flow and fair value hedging relationships pursuant to U.S. GAAP. This amendment better aligns an entity's risk management activities and financial reporting for hedging relationships through changes to both designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendment made specific improvements on hedge accounting for risk components in hedging relationships involving nonfinancial risk and interest rate risk for cash flow hedges of forecasted purchases or sales of a nonfinancial asset, cash flow hedges of interest rate risk of variable-rate financial instruments and fair value hedges of interest rate risk. Upon adoption, for cash flow and net investment hedges existing, an entity should apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the amendment. The amended presentation and disclosure guidance is required only prospectively. The new standard will become effective for our fiscal year 2020 which begins on September 29, 2019. We are currently assessing the impact of this amended guidance.

In May 2016, accounting guidance was issued to clarify the not yet effective revenue recognition guidance issued in May 2014. This additional guidance does not change the core principle of the revenue recognition guidance issued in May 2014, rather, it provides clarification of accounting for collections of sales taxes as well as recognition of revenue (i) associated with contract modifications, (ii) for non-cash consideration, and (iii) based on the collectability of the consideration from the customer. The guidance also specifies when a contract should be considered “completed” for purposes of applying the transition guidance. The effective date and transition requirements for this guidance are the same as the effective date and transition requirements for the guidance previously issued in 2014, which is effective for our fiscal year 2019 which begins on September 30, 2018. We have elected to not adopt the standard earlier. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). We currently anticipate adopting the standard using the full retrospective method. However, our ability to apply the full retrospective method is dependent on the completion of our analysis that is on-going. We have established a cross-functional team to implement the new standard with respect to the recognition of revenue from contracts with customers. Based on our ongoing evaluation, we do not expect a material change to our current revenue recognition practices under the new guidance but such an expectation may change and will be further clarified as we complete our implementation of the new standard.  We will continue to assess the new standard along with industry trends and additional interpretive guidance, and may adjust our implementation plan accordingly.

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

3.     BUSINESS COMBINATIONS
Fiscal 2018 Acquisitions
OR Laser
On March 8, 2018, we acquired OR Laser for approximately $47.4 million, excluding transaction costs. OR Laser produces laser-based material processing equipment for a variety of uses including additive manufacturing, welding, cladding, marking, engraving and drilling. OR Laser's operating results have been included in our Industrial Lasers & Systems segment. See Note 17, "Segment Information".
Our preliminary allocation of the purchase price is as follows (in thousands):

Tangible assets:
Cash	$1,936
Accounts receivable	3,973
Inventories	2,360
Prepaid expenses and other assets	630
Property and equipment	1,515
Liabilities assumed	(4,963)
Deferred tax liabilities	(4,517)
Intangible assets:
Existing technology	14,100
Non-competition	200
Backlog	100
Customer relationships	700
Trademarks	50
Goodwill	31,300
Total	$47,384
Results of operations for the business have been included in our condensed consolidated financial statements subsequent to the date of acquisition and pro forma results of operations in accordance with authoritative guidance for prior periods have not been presented because the effect of the acquisition was not material to our prior period consolidated financial results.
The identifiable intangible assets are being amortized over their respective preliminary useful lives of 1 to 8 years. The fair value of the acquired intangibles was determined using the income approach. In performing these valuations, the key underlying probability-adjusted assumptions of the discounted cash flows were projected revenues, gross margin expectations and operating cost estimates. The valuations were based on the information that was available as of the acquisition date and the expectations and assumptions that have been deemed reasonable by our management. There are inherent uncertainties and management judgment required in these determinations. This acquisition resulted in a purchase price that exceeded the estimated fair value of tangible and intangible assets, which was allocated to goodwill.
We believe the amount of goodwill relative to identifiable intangible assets relates to several factors including: (1) potential buyer-specific synergies related to the development of new technologies related primarily to the additive manufacturing business; and (2) the potential to leverage our sales force to attract new customers and revenue and cross-sell to existing customers.
None of the goodwill from this purchase is deductible for tax purposes.
We expensed $0.4 million of acquisition-related costs as selling, general and administrative expenses in our condensed consolidated statement of operations for the three and six months ended March 31, 2018.
Fiscal 2017 Acquisitions

Rofin
On November 7, 2016, we completed our acquisition of Rofin pursuant to the Merger Agreement dated March 16, 2016. Rofin is one of the world's leading developers and manufacturers of high-performance industrial laser sources and laser-based solutions and components. Rofin's operating results have been included primarily in our Industrial Lasers & Systems segment. See Note 17, "Segment Information".

As a condition of the acquisition, we were required to divest and hold separate Rofin’s low power CO2 laser business based in Hull, United Kingdom (the "Hull Business"), and had reported this business separately as a discontinued operation until its divestiture. We completed the divestiture of the Hull Business on October 11, 2017, after receiving approval for the terms of the sale from the European Commission. See Note 19, "Discontinued Operations and Assets Held for Sale".

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

We believe the amount of goodwill relative to identifiable intangible assets relates to several factors including: (1) potential buyer-specific synergies related to market opportunities for a combined product offering; and (2) the potential to leverage our sales force to attract new customers and revenue and cross-sell to existing customers.

In-process research and development (“IPR&D”) consists of two projects that had not yet reached technological feasibility as of the date of the acquisition. Acquired IPR&D assets are initially recognized at fair value and are classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. The value assigned to IPR&D was determined by considering the value of the products under development to the overall development plan, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. During the development period, these assets will not be amortized as charges to earnings; instead these assets will be subject to periodic impairment testing. Upon successful completion of the development process for the acquired IPR&D projects, the assets would then be considered finite-lived intangible assets and amortization of the assets will commence. One project was completed in December 2017 and amortization for that project began in the quarter ending March 31, 2018. The other project has not been completed as of March 31, 2018, but is expected to be completed in fiscal 2019.

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

	Three Months Ended	Six Months Ended
	April 1, 2017	April 1, 2017
Total net sales	$432,998	$822,814
Net income	$55,519	$94,702
Net income per share:
Basic	$2.27	$3.88
Diluted	$2.24	$3.83
The unaudited pro forma financial information above includes the net income of Rofin’s low power CO2 laser business based in Hull, United Kingdom, which was recorded as a discontinued operation in the three and six months ended April 1, 2017. See Note 19, "Discontinued Operations and Assets Held for Sale".

The unaudited pro forma financial information above reflects the following material adjustments:

•	Incremental amortization and depreciation expense related to the estimated fair value of identifiable intangible assets and property, plant and equipment from the purchase price allocation.

•	The exclusion of amortization of inventory step-up to its estimated fair value from the three and six months ended April 1, 2017.

•	The exclusion of revenue adjustments as a result of the reduction in customer deposits and deferred revenue related to its estimated fair value from the three and six months ended April 1, 2017.

•	Incremental interest expense and amortization of debt issuance costs related to our Euro Term Loan and Revolving Credit Facility (as defined in Note 9, "Borrowings").

•	The exclusion of acquisition costs incurred by both Coherent and Rofin from the three and six months ended April 1, 2017.

•	The exclusion of a stock-based compensation charge related to the acceleration of Rofin options from the six months ended April 1, 2017.

•	The exclusion of a gain on business combination for our previously owned shares of Rofin from the six months ended April 1, 2017.

•	The exclusion of a foreign exchange gain on forward contracts related to our debt commitment and debt issuance from the six months ended April 1, 2017.

•	The estimated tax impact of the above adjustments.

4.     FAIR VALUES

We have not changed our valuation techniques in measuring the fair value of any financial assets and liabilities during the period. We recognize transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers between levels during the periods presented. As of March 31, 2018 and September 30, 2017, we did not have any assets or liabilities valued based on Level 3 valuations.

We measure the fair value of outstanding debt obligations for disclosure purposes on a recurring basis. As of March 31, 2018, the current and long-term portion of long-term obligations of $7.4 million and $449.7 million, respectively, are reported at amortized cost. These outstanding obligations are classified as Level 2 as they are not actively traded and are valued using a discounted cash flow model that uses observable market inputs. Based on the discounted cash flow model, the fair value of the outstanding debt approximates amortized cost.

Financial assets and liabilities measured at fair value as of March 31, 2018 and September 30, 2017 are summarized below (in thousands):

	Aggregate Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Aggregate Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	March 31, 2018			September 30, 2017
		(Level 1)	(Level 2)		(Level 1)	(Level 2)
Assets:
Cash equivalents:
Money market fund deposits	$57,047	$57,047	$—	$61,811	$61,811	$—
U.S. Treasury and agency obligations (1)	—	—	—	14,986	—	14,986
Commercial paper (1)	4,975	—	4,975	21,991	—	21,991
Short-term investments:
U.S. Treasury and agency obligations (1)	14,993	—	14,993	21,087	—	21,087
Corporate notes and obligations (1)	7,140	—	7,140	11,423	—	11,423
Commercial paper (1)	14,994	—	14,994	—	—	—
Prepaid and other assets:
Foreign currency contracts (2)	65	—	65	1,270	—	1,270
Money market fund deposits — Deferred comp and supplemental plan (3)	244	244	—	285	285	—
Mutual funds — Deferred comp and supplemental plan (3)	19,474	19,474	—	17,585	17,585	—
Total	$118,932	$76,765	$42,167	$150,438	$79,681	$70,757

Liabilities:
Other current liabilities:
Foreign currency contracts (3)	(1,494)	—	(1,494)	(1,475)	—	(1,475)
Total	$117,438	$76,765	$40,673	$148,963	$79,681	$69,282

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

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	March 31, 2018
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$308,987	$—	$—	$308,987

Short-term investments:
Available-for-sale securities:
Commercial paper	$14,994	$—	$—	$14,994
U.S. Treasury and agency obligations	14,994	—	(1)	14,993
Corporate notes and obligations	7,117	27	(4)	7,140
Total short-term investments	$37,105	$27	$(5)	$37,127

	September 30, 2017
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$443,066	$—	$—	$443,066

Short-term investments:
Available-for-sale securities:
U.S. Treasury and agency obligations	$21,074	$13	$—	$21,087
Corporate notes and obligations	11,390	34	(1)	11,423
Total short-term investments	$32,464	$47	$(1)	$32,510

None of the $5,000 in unrealized losses at March 31, 2018 were considered to be other-than-temporary impairments.

The amortized cost and estimated fair value of available-for-sale investments in debt securities as of March 31, 2018 and September 30, 2017 classified as short-term investments on our condensed consolidated balance sheet were as follows (in thousands):

	March 31, 2018		September 30, 2017
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Investments in available-for-sale debt securities due in less than one year	$34,105	$34,119	$30,214	$30,251
Investments in available-for-sale debt securities due in one to five years (1)	$3,000	$3,008	$2,250	$2,259

(1) Classified as short-term investments because these securities are highly liquid and can be sold at any time.

During the three and six months ended March 31, 2018, we received proceeds totaling $0.0 million and $2.4 million, respectively, from the sale of available-for-sale securities and realized no gross gains or losses. During the three and six months ended April 1, 2017, we received proceeds totaling $0.0 million and $0.1 million, respectively, from the sale of available-for-sale securities and realized no gross gains or losses.

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

Non-Designated Derivatives

The outstanding notional contract and fair value asset (liability) amounts of non-designated hedge contracts, with maximum maturity of two months, are as follows (in thousands):

	U.S. Notional Contract Value		U.S. Fair Value
	March 31, 2018	September 30, 2017	March 31, 2018	September 30, 2017
Euro currency hedge contracts
Purchase	$158,947	$109,641	$(294)	$(1,397)

Japanese Yen currency hedge contracts
Purchase	$760	$—	$(5)	$—
Sell	$(33,521)	$(25,126)	$(218)	$591

South Korean Won currency hedge contracts
Sell	$(32,641)	$(28,996)	$(380)	$551

Chinese RMB currency hedge contracts
Sell	$(47,307)	$(13,744)	$(565)	$128

Other foreign currency hedge contracts
Purchase	$10,096	$3,668	$65	$(4)
Sell	$(1,637)	$(2,971)	$(32)	$(74)

The fair value of our derivative instruments is included in prepaid expenses and other assets and in other current liabilities in our Condensed Consolidated Balance Sheets. See Note 4, "Fair Values".

During the three and six months ended March 31, 2018, we recognized a gain of $1.0 million and a loss of $1.6 million, respectively, in other income (expense) for derivative instruments not designated as hedging instruments. During the three and six months ended April 1, 2017, we recognized a loss of $0.1 million and a gain of $9.4 million, respectively, in other income (expense) for derivative instruments not designated as hedging instruments.

Designated Derivatives

Cash flow hedges related to anticipated transactions are designated and documented at the inception of the hedge when we enter into contracts for specific future transactions. Cash flow hedges are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of OCI in stockholder's equity and is reclassified into earnings when the underlying transaction affects earnings. We had no cash flow hedges outstanding at March 31, 2018 or September 30, 2017. Changes in the fair value of currency forward contracts due to changes in time value are excluded from the assessment of effectiveness and recognized in other income (expense) as incurred. We classify the cash flows from the foreign exchange forward contracts that are accounted for as cash flow hedges in the same section as the underlying item, primarily within cash flows from operating activities since we do not designate our cash flow hedges as investing or financing activities.

During the three and six months ended March 31, 2018 and April 1, 2017, we did not have any activities related to designated cash flow hedges.

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

7.    GOODWILL AND INTANGIBLE ASSETS

During the six months ended March 31, 2018, we noted no indications of impairment or triggering events to cause us to review goodwill for potential impairment. We will conduct our annual goodwill testing during the fourth fiscal quarter.

The changes in the carrying amount of goodwill by segment for the period from September 30, 2017 to March 31, 2018 are as follows (in thousands):

	OEM Laser Sources	Industrial Lasers & Systems	Total
Balance as of September, 30, 2017	$102,178	$315,516	$417,694
Additions (see Note 3)	—	31,300	31,300
Translation adjustments and other	3,166	8,761	11,927
Balance as of March 31, 2018	$105,344	$355,577	$460,921

Components of our amortizable intangible assets are as follows (in thousands):

	March 31, 2018			September 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Existing technology	$213,845	$(75,211)	$138,634	$208,341	$(66,793)	$141,548
Patents	—	—	—	330	(58)	272
Customer relationships	52,921	(19,259)	33,662	51,687	(14,259)	37,428
Trade Name	6,211	(2,983)	3,228	6,171	(1,824)	4,347
In-process research & development	5,118	—	5,118	6,432	—	6,432
Total	$278,095	$(97,453)	$180,642	$272,961	$(82,934)	$190,027

For accounting purposes, when an intangible asset is fully amortized, it is removed from the disclosure schedule.

Amortization expense for intangible assets for the six months ended March 31, 2018 and April 1, 2017 was $30.4 million and $28.9 million, respectively. The change in the accumulated amortization also includes $4.5 million and $1.0 million of foreign exchange impact for the six months ended March 31, 2018 and April 1, 2017, respectively.

At March 31, 2018, estimated amortization expense for the remainder of fiscal 2018, the next five succeeding fiscal years and all fiscal years thereafter are as follows (in thousands):

Estimated Amortization Expense
2018 (remainder)	$30,815
2019	58,987
2020	51,425
2021	17,828
2022	5,783
2023	3,182
Thereafter	7,504
Total (excluding IPR&D)	$175,524

8.     BALANCE SHEET DETAILS

Inventories consist of the following (in thousands):

	March 31, 2018	September 30, 2017
Purchased parts and assemblies	$137,511	$114,285
Work-in-process	189,461	159,784
Finished goods	165,714	140,738
Total inventories	$492,686	$414,807

Prepaid expenses and other assets consist of the following (in thousands):

	March 31, 2018	September 30, 2017
Prepaid and refundable income taxes	$33,478	$28,712
Other taxes receivable	20,577	15,327
Prepaid expenses and other assets	31,391	26,229
Total prepaid expenses and other assets	$85,446	$70,268

Other assets consist of the following (in thousands):

	March 31, 2018	September 30, 2017
Assets related to deferred compensation arrangements	$33,740	$31,008
Deferred tax assets	85,034	82,691
Other assets	8,079	12,942
Total other assets	$126,853	$126,641

Other current liabilities consist of the following (in thousands):

	March 31, 2018	September 30, 2017
Accrued payroll and benefits	$68,203	$72,327
Deferred revenue	34,608	65,237
Warranty reserve	37,479	36,149
Accrued expenses and other	35,050	34,215
Current liabilities held for sale (See Note 19)	732	7,021
Customer deposits	19,770	20,052
Total other current liabilities	$195,842	$235,001

Components of the reserve for warranty costs during the first six months of fiscal 2018 and 2017 were as follows (in thousands):

	Six Months Ended
	March 31, 2018	April 1, 2017
Beginning balance	$36,149	$15,949
Additions related to current period sales	24,290	16,135
Warranty costs incurred in the current period	(24,212)	(15,105)
Accruals resulting from acquisitions	179	14,314
Adjustments to accruals related to foreign exchange and other	1,073	(507)
Ending balance	$37,479	$30,786

Other long-term liabilities consist of the following (in thousands):

	March 31, 2018	September 30, 2017
Long-term taxes payable	$60,259	$35,866
Deferred compensation	37,137	34,160
Deferred tax liabilities	45,360	45,373
Deferred revenue	4,724	4,765
Asset retirement obligations liability	5,078	5,382
Defined benefit plan liabilities	41,719	39,454
Other long-term liabilities	1,006	1,390
Total other long-term liabilities	$195,283	$166,390

9.     BORROWINGS

With the March 8, 2018 acquisition of OR Laser, we assumed several term loans having an aggregate principal amount of $1.9 million as of March 31, 2018.

On November 4, 2016, we repaid the outstanding balance, plus accrued interest, on our former domestic line of credit and terminated the $50.0 million credit facility with Union Bank of California. We assumed two term loans having an aggregate principal amount of $15.3 million as of November 7, 2016 and several lines of credit totaling approximately $18.1 million with the completion of the Rofin acquisition.

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

In the first and second quarters of fiscal 2018 and during fiscal 2017, we made voluntary principal payments of 75.0 million Euros, 60.0 million Euros and 150.0 million Euros, respectively, on the Euro Term Loan. As of March 31, 2018, the outstanding principal amount of the Euro Term Loan was 375.0 million Euros. As of March 31, 2018, the outstanding principal amount of the Revolving Credit Facility was 10.0 million Euros.

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

The Credit Agreement contains customary affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations, and negative covenants, including covenants limiting the ability of us and our subsidiaries to, among other things, incur debt, grant liens, make investments, make certain restricted payments, transact with affiliates, and sell assets. The Credit Agreement also requires us and our subsidiaries to maintain a senior secured net leverage ratio as of the last day of each fiscal quarter of less of than or equal to 3.50 to 1.00. The Credit Agreement contains customary events of default that include, among other things, payment defaults, cross defaults with certain other indebtedness, violation of covenants, inaccuracy of representations and warranties in any material respect, change in control of us and the Borrower, judgment defaults, and bankruptcy and insolvency events. If an event of default exists, the lenders may require the immediate payment of all Obligations, as defined in the Credit Agreement, and may exercise certain other rights and remedies provided for under the Credit Agreement, the other loan documents and applicable law. The acceleration of such obligations is automatic upon the occurrence of a bankruptcy and insolvency event of default. We were in compliance with all covenants at March 31, 2018.

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

Additional sources of cash available to us were international currency lines of credit and bank credit facilities totaling $31.7 million as of March 31, 2018, of which $25.0 million was unused and available. These unsecured international credit facilities were used in Europe and Japan during the first six months of fiscal 2018. As of March 31, 2018, we had utilized $6.7 million of the international credit facilities as guarantees in Europe.

Short-term borrowings and current portion of long-term obligations consist of the following (in thousands):

	March 31, 2018	September 30, 2017
Current portion of Euro Term Loan (1)	$4,119	$3,230
1.3% Term loan due 2024	1,541	1,477
1.0% State of Connecticut term loan due 2023	373	371
OR Laser loans	1,389	—
Total short-term borrowings and current portion of long-term obligations	$7,422	$5,078
(1) Net of debt issuance costs of $4.1 million and $4.7 million at March 31, 2018 and September 30, 2017, respectively.

Long-term obligations consist of the following (in thousands):

	March 31, 2018	September 30, 2017
Euro Term Loan due 2024 (1)	$439,093	$578,356
1.3% Term loan due 2024	8,476	8,865
1.0% State of Connecticut term loan due 2023	1,593	1,780
OR Laser loans	491	—
Total long-term obligations	$449,653	$589,001
(1) Net of debt issuance costs of $14.9 million and $20.4 million at March 31, 2018 and September 30, 2017, respectively.

Contractual maturities of our debt obligations as of March 31, 2018 are as follows (in thousands):

Amount
2018 (remainder)	$6,529
2019	10,280
2020	10,279
2021	10,272
2022	10,264
2023	10,127
Thereafter	418,351
Total	$476,102

10.  STOCK-BASED COMPENSATION

Fair Value of Stock Compensation

We recognize compensation expense for all share based payment awards based on the fair value of such awards. The expense is recognized on a straight-line basis over the respective requisite service period of the awards.

Determining Fair Value

The fair values of shares purchased under the Employee Stock Purchase Plan (“ESPP”) for the three and six months ended March 31, 2018 and April 1, 2017, respectively, were estimated using the following weighted-average assumptions:

	Employee Stock Purchase Plan
	Three Months Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Expected life in years	0.5	0.5	0.5	0.5
Expected volatility	51.8%	25.2%	50.0%	28.5%
Risk-free interest rate	1.30%	0.50%	1.26%	0.48%
Expected dividend yield	—%	—%	—%	—%
Weighted average fair value per share	$76.30	$22.64	73.64	$23.01

There were no stock options granted during the three and six months ended March 31, 2018 and April 1, 2017.

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

	Six Months Ended
	March 31, 2018	April 1, 2017
Risk-free interest rate	1.7%	1.3%
Volatility	37.0%	31.0%
Weighted average fair value	$315.05	$163.17

We recognize the estimated cost of these awards, as determined under the simulation model, over the related service period of approximately 3 years, with no adjustment in future periods based upon the actual shareholder return over the performance period.

Stock Compensation Expense

The following table shows total stock-based compensation expense and related tax benefits included in the condensed consolidated statements of operations for the three and six months ended March 31, 2018 and April 1, 2017 (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Cost of sales	$1,018	$778	$2,006	$1,738
Research and development	872	597	1,540	1,650
Selling, general and administrative	6,520	5,308	11,940	12,950
Income tax benefit	(1,175)	(1,815)	(2,784)	(3,304)
	$7,235	$4,868	$12,702	$13,034

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

During the three and six months ended March 31, 2018, $1.2 million and $2.2 million, respectively, was capitalized into inventory for all stock plans, $1.0 million and $2.0 million, respectively, was amortized to cost of sales and $1.4 million remained in inventory at March 31, 2018. During the three and six months ended April 1, 2017, $0.9 million and $1.7 million, respectively, was capitalized into inventory for all stock plans, $0.8 million and $1.5 million, respectively, was amortized to cost of sales and $1.0 million remained in inventory at April 1, 2017.

At March 31, 2018, the total compensation cost related to unvested stock-based awards granted to employees under our stock plans but not yet recognized was approximately $51.1 million. We do not estimate forfeitures. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 1.6 years.

Stock Awards Activity

The following table summarizes the activity of our time-based and performance restricted stock units for the first six months of fiscal 2018 (in thousands, except per share amounts):

	Time Based Restricted Stock Units		Performance Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested stock at September 30, 2017	399	$118.83	176	$105.34
Granted	96	257.11	78	315.05
Vested (1)	(212)	88.02	(95)	70.57
Forfeited	(5)	112.55	—	—
Nonvested stock at March 31, 2018	278	$155.14	159	$155.76

__________________________________________
(1)Service-based restricted stock units vested during the fiscal year. Performance-based restricted stock units included at 100% of target goal; under the terms of the awards, the recipient may earn between 0% and 200% of the award.

11.      COMMITMENTS AND CONTINGENCIES

We are subject to legal claims and litigation arising in the ordinary course of business, such as product liability, employment or intellectual property claims, including, but not limited to, the matters described below. On May 14, 2013, IMRA America (“Imra”) filed a complaint for patent infringement against two of our subsidiaries in the Regional Court of Düsseldorf, Germany, captioned In re IMRA America Inc. versus Coherent Kaiserslautern GmbH et. al. 4b O 38/13. The complaint alleges that the use of certain of the Company’s lasers infringes upon EP Patent No. 754,103, entitled “Method For Controlling Configuration of Laser Induced Breakdown and Ablation,” issued November 5, 1997. The patent, now expired in all jurisdictions, is owned by the University of Michigan and licensed to Imra. The complaint seeks unspecified compensatory damages, the cost of court proceedings and seeks to permanently enjoin the Company from infringing the patent in the future. Following the filing of the infringement suit, our subsidiaries filed a separate nullity action with the Federal Patent Court in Munich, Germany requesting that the court hold that the Patent was invalid based on prior art. On October 1, 2015, the Federal Patent Court ruled that the German portion of the Patent was invalid. Imra has appealed this decision to the Federal Court of Justice, the highest civil jurisdiction court in Germany. On March 27, 2018, the Federal Court of Justice dismissed Imra's appeal effectively ending the case in favor of Coherent.

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

12.      STOCK REPURCHASES

On February 6, 2018, our board of directors authorized a buyback program authorizing the Company to repurchase up to $100.0 million of our common stock from time to time through January 31, 2019. No repurchases were made in the three and six months ended March 31, 2018.

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

The following table presents information necessary to calculate basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Weighted average shares outstanding—basic	24,761	24,496	24,698	24,422
Dilutive effect of employee stock awards	249	261	320	278
Weighted average shares outstanding—diluted	25,010	24,757	25,018	24,700

Net income from continuing operations	$65,302	$42,188	107,205	72,886
Loss from discontinued operations, net of income taxes	—	(343)	(2)	(633)
Net income	$65,302	$41,845	$107,203	72,253

A total of 32,221 and 25,864 potentially dilutive securities have been excluded from the diluted share calculation for the three and six months ended March 31, 2018, respectively, as their effect was anti-dilutive.

A total of 0 and 2,042 potentially dilutive securities have been excluded from the diluted share calculation for the three and six months ended April 1, 2017, respectively, as their effect was anti-dilutive.

14.  OTHER INCOME (EXPENSE)

Other income (expense) is as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Foreign exchange gain (loss)	$(3,175)	$(2,732)	$(5,410)	$10,367
Gain on deferred compensation investments, net	721	1,747	2,575	1,695
Other	229	(407)	386	(461)
Other - net	$(2,225)	$(1,392)	$(2,449)	$11,601

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

The Tax Act changes are broad and complex. The final calculation of impacts of the Tax Act may materially differ from the above provisional estimates. Among other things, this may be due to changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates we have utilized to calculate the transitional impacts. The Securities Exchange Commission has issued guidance under Staff Accounting Bulletin No. 118 directing taxpayers to record impacts of the Tax Act as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting under ASC 740. The guidance allows for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. In the current quarter the IRS issued several notices clarifying the provisions of the Tax Act and the IRS is expected to issue more clarifying guidance in the future. The provisional amounts have not been modified since the quarter ended December 30, 2017 estimates. We currently anticipate finalizing and recording any resulting adjustments by the end of our current fiscal year ending September 29, 2018.

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

Our effective tax rates on income from continuing operations before income taxes for the three and six months ended March 31, 2018 were 28.4% and 44.2%, respectively. Our effective tax rate for the three months ended March 31, 2018 was higher than the effective U.S. federal blended tax rate of 24.5% primarily due to the impact of income subject to foreign tax rates that are higher than the U.S. tax rates. This amount is partially offset by the benefit of foreign tax credits, the benefit of federal research and development tax credits, the benefit of a domestic manufacturing deduction under IRC Section 199 and the Singapore tax exemption. Our effective tax rate for the six months ended March 31, 2018 was higher than the effective U.S. federal blended tax rate of 24.5% primarily due to the Tax Act one-time mandatory deemed repatriation transition tax, the impact of income subject to foreign tax rates that are higher than the U.S. tax rates, the remeasurement of deferred tax assets and liabilities based on the newly enacted U.S. federal tax rate of 21.0%, stock-based compensation not deductible for tax purposes and limitations on the deductibility of compensation under IRC Section 162(m). These amounts are partially offset by the excess tax benefits from stock award exercises and restricted stock unit vesting, the benefit of foreign tax credits, the benefit of federal research and development tax credits, the benefit of a domestic manufacturing deduction under IRC Section 199 and the Singapore tax exemption.

Our effective tax rates on income from continuing operations before income taxes for the three and six months ended April 1, 2017 were 30.7% and 32.6%, respectively. Our effective tax rates for the three and six months ended April 1, 2017 were lower than the U.S. federal rate of 35.0% primarily due to differences related to the benefit of income subject to foreign tax rates that are lower than U.S. tax rates including the Singapore tax exemption, the benefit of foreign tax credits and the benefit of federal research and development tax credits. These amounts are partially offset by Rofin transaction costs not deductible for tax purposes, tax costs of Rofin restructuring, ASC 740-10 (formerly FIN48) tax liabilities for transfer pricing, stock-based compensation not deductible for tax purposes and limitations on the deductibility of compensation under IRC Section 162(m).

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

We adopted ASU No. 2016-09 in the first quarter of fiscal 2018. As a result of adopting the new standard, excess tax benefits from equity-based compensation are now reflected in the condensed consolidated statements of operations as a component of the provision for income taxes. The adoption of ASU No. 2016-09 resulted in a decrease in our provision for income taxes of $0.3 million and $12.8 million for the three and six months ended March 31, 2018, respectively, due to the recognition of excess tax benefits for options exercised and the vesting of equity awards.

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

In July 2015 and March 2016, Coherent Kaiserslautern GmbH (formerly Lumera Laser GmbH) received tax audit notices for the fiscal years 2010 to 2014. The audit began in August 2015. We acquired the shares of Lumera Laser GmbH in December 2012 and, pursuant to the terms of the acquisition agreement, we should not have responsibility for any assessments related to the pre-acquisition period. In July, 2016, Coherent Holding GmbH and Coherent Deutschland GmbH each received a tax audit notice for the fiscal years 2011 to 2014. The audit began in August 2016. In November 2016, Coherent GmbH, Coherent LaserSystems GmbH & Co. KG and Coherent Germany GmbH received audit notices for the period that they were in existence during the fiscal years 2011 through 2014. The audit work began in January 2017. In the fourth quarter of fiscal 2017, all German tax audits were extended to fiscal 2015 and are currently in progress. Rofin-Sinar Technologies Inc (now, “Rofin-Sinar Technologies LLC”) and Rofin-Baasel Italiana S.R.L. (now, “Coherent Italia SRL”) received tax audit notices for the fiscal year 2016 in January and April, 2018, respectively. Both audits are currently in progress.

We regularly engage in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions and management believes that it has adequately provided reserves for any adjustments that may result from tax examinations.

16.  DEFINED BENEFIT PLANS

Components of net periodic cost were as follows for the three and six months ended March 31, 2018 and April 1, 2017 (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Service cost	$362	$458	$827	$843
Interest cost	160	262	355	450
Expected return on plan assets	(99)	(184)	(198)	(306)
Amortization of prior service cost	40	19	102	31
Amortization of prior net loss	—	139	—	231
Amortization of unrecognized gain from OCI	(489)	—	(614)	—
Recognized net actuarial loss	62	228	43	458
Net periodic pension cost	$36	$922	$515	$1,707

17.  SEGMENT INFORMATION

At March 31, 2018, we were organized into two reporting segments, OEM Laser Sources (“OLS”) and Industrial Lasers & Systems (“ILS”), based upon our organizational structure and how the chief operating decision maker ("CODM") receives and utilizes information provided to allocate resources and make decisions. This segmentation reflects the go-to-market strategies and synergies for our broad portfolio of laser technologies and products. While both segments deliver cost-effective, highly reliable photonics solutions, the OLS business segment is focused on high performance laser sources and complex optical sub-systems, typically used in microelectronics manufacturing, medical diagnostics and therapeutic medical applications, as well as in scientific research. Our ILS business segment delivers high performance laser sources, sub-systems and tools primarily used for industrial laser materials processing, serving important end markets like automotive, machine tool, consumer goods and medical device manufacturing. Rofin's operating results have been included primarily in our ILS segment. OR Laser's operating results have been included in our ILS segment.

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

The following table provides net sales and income from continuing operations for our operating segments and a reconciliation of our total income from continuing operations to income from continuing operations before income taxes (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Net sales:
OEM Laser Sources	$317,138	$277,144	$642,795	$515,880
Industrial Lasers & Systems	163,980	145,689	315,888	253,026
Total net sales	$481,118	$422,833	$958,683	$768,906

Income (loss) from continuing operations:
OEM Laser Sources	$117,120	$102,870	$244,837	$186,460
Industrial Lasers & Systems	1,173	(11,571)	2,385	(28,079)
Corporate and other	(17,632)	(20,210)	(37,238)	(45,092)
Total income from continuing operations	100,661	71,089	209,984	113,289
Total other income (expense), net	(9,510)	(10,255)	(18,010)	(5,083)
Income from continuing operations before income taxes	$91,151	$60,834	$191,974	$108,206

Major Customers

We had one customer during the three and six months ended March 31, 2018 that accounted for 22.3% and 27.5%, respectively, of net sales. The same customer accounted for 23.8% and 23.4% of net sales for the three and six months ended April 1, 2017, respectively. The customer purchased primarily from our OLS segment.

We had one customer that accounted for 19.9% and 19.0% of accounts receivable at March 31, 2018 and September 30, 2017, respectively. We had another customer that accounted for 10.0% of accounts receivable at September 30, 2017. The customers purchased primarily from our OLS segment.

18.  RESTRUCTURING CHARGES

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

The following table presents our current liability as accrued on our balance sheets for restructuring charges. The table sets forth an analysis of the components of the restructuring charges and payments and other deductions made against the accrual for the first three and six months of fiscal 2018 and 2017 (in thousands):

	Severance Related	Asset Write-Offs	Other	Total
Balances, September 30, 2017	$1,301	$—	$—	$1,301
Provision	629	430	105	1,164
Payments and other	(755)	(430)	(105)	(1,290)
Balances, December 30, 2017	1,175	—	—	1,175
Provision	599	9	118	726
Payments and other	(841)	(9)	(118)	(968)
Balances, March 31, 2018	$933	$—	$—	$933

	Severance Related	Asset Write-Offs	Other	Total
Balances, October 1, 2016	$—	$—	$—	$—
Provision	2,703	4,359	—	7,062
Payments and other	(344)	(4,359)	—	(4,703)
Balances, December 31, 2016	2,359	—	—	2,359
Provision	319	(45)	283	557
Payments and other	(892)	45	(104)	(951)
Balances, April 1, 2017	$1,786	$—	$179	$1,965
At March 31, 2018, $0.9 million of accrued restructuring costs were included in other current liabilities. The current year severance related costs are primarily comprised of severance pay for employees being terminated due to the consolidation of certain manufacturing sites. The current year asset write-offs are primarily comprised of inventory and equipment write-offs due to consolidation of certain manufacturing sites. The severance related costs in the first three and six months of fiscal 2017 are primarily comprised of severance pay for employees being terminated due to the transition of activities out of Rofin including change of control payments to Rofin officers. The asset write-offs in the first three and six months of fiscal 2017 are primarily comprised of write-offs of inventory and equipment due to exiting our legacy high power fiber laser product line and inventory write-offs due to the exit of other Rofin product lines.
By segment, $0.6 million and $1.0 million of restructuring costs were incurred in the ILS segment and $0.1 million and $0.9 million were incurred in the OLS segment in the three and six months ended March 31, 2018, respectively. $0.3 million and $7.1 million of restructuring costs were incurred in the ILS segment and $0.3 million and $0.5 million were incurred in the OLS segment in the three and six months ended April 1, 2017, respectively. Restructuring charges are recorded in cost of sales, research and development and selling, general and administrative expenses in our condensed consolidated statements of operations.

19.  DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

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

The results of discontinued operations for the three and six months ended March 31, 2018 and April 1, 2017 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Net sales	$—	$7,865	$—	$12,376
Cost of sales	—	5,879	—	8,988
Operating expenses	—	2,607	—	4,153
Other expense	—	(50)	—	168
Loss from discontinued operations	—	(571)	—	(933)
Loss on disposal of discontinued operations	—	—	(2)	—
Total loss on discontinued operations	—	(571)	(2)	(933)
Income tax benefit	—	(228)	—	(300)
Net loss from discontinued operations	$—	$(343)	$(2)	$(633)
Assets Held for Sale
Due to the divestiture of the Hull Business on October 11, 2017, there are no assets or liabilities related to the Hull Business classified as held for sale as of March 31, 2018. Current assets and current liabilities classified as held for sale as of September 30, 2017 related to the Hull Business are as follows (in thousands):

September 30, 2017
Cash	$33
Accounts receivable	6,931
Inventories	5,586
Prepaid expenses and other assets	607
Property and equipment	10,705
Intangible assets	11,400
Total current assets held for sale	$35,262

Accounts payable	$1,129
Other current liabilities	4,875
Total current liabilities held for sale	$6,004

In the fourth quarter of fiscal 2017, management decided to sell several entities that we acquired in the Rofin acquisition. Although the sale was not completed as of the end of fiscal 2017, we recorded a non-cash impairment charge of $2.9 million to operating expense in our results of operations in the fourth quarter of fiscal 2017 to reduce our carrying value in these entities to fair value. In the second quarter and first six months of fiscal 2018, we recorded impairment recoveries of $0.5 million and $0.2 million, respectively, to operating expense in our results of operations to adjust our prior reduction of our carrying value in these entities to fair value. Current assets and current liabilities classified as held for sale as of March 31, 2018 and September 30, 2017 related to continuing operations are as follows (in thousands):

	March 31, 2018	September 30, 2017
Accounts receivable	$2,213	$1,668
Inventories	4,990	5,202
Prepaid expenses and other assets	338	472
Property and equipment	393	457
Intangible assets	1,145	1,187
Total current assets held for sale	$9,079	$8,986

Accounts payable	$201	$189
Other current liabilities	531	828
Total current liabilities held for sale	$732	$1,017

On April 27, 2018, we completed the sale of several entities that we acquired in the Rofin acquisition in exchange for cash of $6.3 million. We do not expect a material gain or loss on the sale as we had impaired the net assets of these entities to their fair value of $6.3 million as of March 31, 2018.

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

	Three Months Ended
	March 31, 2018	April 1, 2017	Change	% Change
	(Dollars in thousands)
Net sales—OEM Laser Sources	$317,138	$277,144	$39,994	14.4%
Net sales—Industrial Lasers & Systems	$163,980	$145,689	$18,291	12.6%
Gross profit as a percentage of net sales— OEM Laser Sources	53.2%	53.9%	(0.7)%	(1.3)%
Gross profit as a percentage of net sales—Industrial Lasers & Systems	29.2%	21.3%	7.9%	37.1%
Research and development as a percentage of net sales	7.2%	7.2%	—%	—%
Income from continuing operations before income taxes	$91,151	$60,834	$30,317	49.8%
Net cash provided by operating activities	$67,819	$111,718	$(43,899)	(39.3)%
Days sales outstanding in receivables	58.5	53.8	4.7	8.7%
Annualized second quarter inventory turns	2.2	2.5	(0.3)	(12.0)%
Capital spending as a percentage of net sales	4.4%	3.3%	1.1%	33.3%
Net income from continuing operations as a percentage of net sales	13.6%	10.0%	3.6%	36.0%
Adjusted EBITDA as a percentage of net sales	29.0%	29.3%	(0.3)%	(1.0)%

	Six Months Ended
	March 31, 2018	April 1, 2017	Change	% Change
	(Dollars in thousands)
Net sales—OEM Laser Sources	$642,795	$515,880	$126,915	24.6%
Net sales—Industrial Lasers & Systems	$315,888	$253,026	$62,862	24.8%
Gross profit as a percentage of net sales— OEM Laser Sources	53.6%	53.1%	0.5%	0.9%
Gross profit as a percentage of net sales—Industrial Lasers & Systems	28.6%	19.5%	9.1%	46.7%
Research and development as a percentage of net sales	6.9%	7.5%	(0.6)%	(8.0)%
Income from continuing operations before income taxes	$191,974	$108,206	$83,768	77.4%
Net cash provided by operating activities	$132,799	$194,359	$(61,560)	(31.7)%
Capital spending as a percentage of net sales	4.7%	3.8%	0.9%	23.7%
Net income from continuing operations as a percentage of net sales	11.2%	9.5%	1.7%	17.9%
Adjusted EBITDA as a percentage of net sales	29.9%	28.9%	1.0%	3.5%

Net Sales

Net sales include sales of lasers, laser tools, related accessories and service. Net sales for the second quarter of fiscal 2018 increased 14.4% in our OLS segment and increased 12.6% in our ILS segment from the same quarter one year ago. Net sales for the first six months of fiscal 2018 increased 24.6% in our OLS segment and increased 24.8% in our ILS segment from the same period one year ago. For a description of the reasons for changes in net sales refer to the “Results of Operations” section of this quarterly report.

Gross Profit as a Percentage of Net Sales

Gross profit as a percentage of net sales (“gross profit percentage”) is calculated as gross profit for the period divided by net sales for the period. Gross profit percentage in the second quarter decreased to 53.2% from 53.9% in our OLS segment and increased to 29.2% from 21.3% in our ILS segment from the same quarter one year ago. Gross profit percentage in the first six months increased to 53.6% from 53.1% in our OLS segment and increased to 28.6% from 19.5% in our ILS segment from the same period one year ago. For a description of the reasons for changes in gross profit refer to the “Results of Operations” section of this quarterly report.

Research and Development as a Percentage of Net Sales

Research and development as a percentage of net sales (“R&D percentage”) is calculated as research and development expense for the period divided by net sales for the period. Management considers R&D percentage to be an important indicator in managing our business as investing in new technologies is a key to future growth. R&D percentage remained at 7.2% in our second fiscal quarter and decreased to 6.9% from 7.5% for the first six months of fiscal 2018 compared to the same periods one year ago. For a description of the reasons for changes in R&D spending refer to the “Results of Operations” section of this quarterly report.

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

Days Sales Outstanding in Receivables

We calculate days sales outstanding (“DSO”) in receivables as net receivables at the end of the period divided by net sales during the period and then multiplied by the number of days in the period, using 90 days for quarters. DSO in receivables indicates how well we are managing our collection of receivables, with lower DSO in receivables resulting in higher working capital availability. The more money we have tied up in receivables, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business. Our DSO in receivables for the second quarter of fiscal 2018 increased to 58.5 days from 53.8 days compared to the same quarter one year ago. The increase is primarily due to higher sales of ELA tools used in the flat panel display market in Asia which have longer payment terms as well as a higher concentration of sales in the last month of the quarter in the U.S.

Annualized Second Quarter Inventory Turns

We calculate annualized second quarter inventory turns as the cost of sales during the second quarter annualized and divided by net inventories at the end of the second quarter. This indicates how well we are managing our inventory levels, with higher inventory turns resulting in more working capital availability and a higher return on our investments in inventory. The more money we have tied up in inventory, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business. Our annualized inventory turns for the second quarter of fiscal 2018 decreased to 2.2 from 2.5 turns compared to the same quarter a year ago primarily due to inventory increases to support demand for both sales and service of our large ELA tools and their significantly increased installed base and sales of our high power fiber laser systems.

Capital Spending as a Percentage of Net Sales

Capital spending as a percentage of net sales (“capital spending percentage”) is calculated as capital expenditures for the period divided by net sales for the period. Capital spending percentage indicates the extent to which we are expanding or improving our operations, including investments in technology and equipment. Management monitors capital spending levels as this assists us in measuring our cash flows, net of capital expenditures. Our capital spending percentage increased to 4.4% for the second quarter of fiscal 2018 from 3.3% for the second quarter of fiscal 2017, and increased to 4.7% for the first six months of fiscal 2018 from 3.8% for the first six months of fiscal 2017 primarily due to investments to expand our manufacturing capacity in several manufacturing sites in Germany and South Korea, higher purchases of production-related assets and higher spending on information technology infrastructure to support our integration of Rofin partially offset by the benefit of higher revenues in the fiscal 2018 periods.

Adjusted EBITDA as a Percentage of Net Sales

We define adjusted EBITDA as operating income adjusted for depreciation, amortization, stock compensation expense, major restructuring costs and certain other non-operating income and expense items, such as costs related to our acquisitions. Key initiatives to reach our goals for EBITDA improvements include utilization of our Asian manufacturing locations, optimizing our supply chain and continued leveraging of our infrastructure.

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
Below is the reconciliation of our net income from continuing operations as a percentage of net sales to our adjusted EBITDA as a percentage of net sales:

	Three Months Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Net income from continuing operations as a percentage of net sales	13.6%	10.0%	11.2%	9.5%
Income tax expense	5.4%	4.4%	8.8%	4.6%
Interest and other income (expense), net	2.1%	2.8%	2.2%	0.9%
Depreciation and amortization	5.9%	6.6%	5.8%	6.4%
Restructuring charges	0.1%	0.1%	0.2%	1.0%
Purchase accounting step-up	0.1%	3.1%	0.1%	2.9%
Gain on business combination	—%	—%	—%	(0.7)%
Costs related to acquisitions	0.1%	0.7%	—%	2.2%
Stock-based compensation	1.7%	1.6%	1.6%	2.1%
Adjusted EBITDA as a percentage of net sales	29.0%	29.3%	29.9%	28.9%

SIGNIFICANT EVENTS
Acquisitions and divestiture
On March 8, 2018, we acquired privately held O. R. Lasertechnologie GmbH and certain assets of its U.S.-based affiliate (collectively "OR Laser") for approximately $47.4 million, excluding transaction costs. OR Laser produces laser-based material processing equipment for a variety of uses including additive manufacturing, welding, cladding, marking, engraving and drilling. See Note 3, "Business Combinations" in the Notes to Condensed Consolidated Financial Statements.

On November 7, 2016, we completed our acquisition of Rofin pursuant to the Merger Agreement dated March 16, 2016. Rofin is one of the world's leading developers and manufacturers of high-performance industrial laser sources and laser-based solutions and components. As a condition of the acquisition, we were required to divest and hold separate Rofin’s low power CO2 laser business based in Hull, United Kingdom (the “Hull Business”), and reported this business separately as a discontinued operation until its divestiture. We completed the divestiture of the Hull Business on October 11, 2017, after receiving approval for the terms of the sale from the European Commission. See Note 19, "Discontinued Operations and Assets Held for Sale" in the Notes to Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

CONSOLIDATED SUMMARY

The following table sets forth, for the periods indicated, the percentage of total net sales represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	55.2%	57.5%	54.9%	58.2%
Gross profit	44.8%	42.5%	45.1%	41.8%
Operating expenses:
Research and development	7.2%	7.2%	6.9%	7.5%
Selling, general and administrative	16.1%	17.1%	15.7%	19.0%
Gain on business combination	—%	—%	—%	(0.7)%
Amortization of intangible assets	0.6%	1.4%	0.6%	1.2%
Total operating expenses	23.9%	25.7%	23.2%	27.0%
Income from operations	20.9%	16.8%	21.9%	14.8%
Other income (expense), net	(2.0)%	(2.4)%	(1.9)%	(0.7)%
Income from continuing operations before income taxes	18.9%	14.4%	20.0%	14.1%
Provision for income taxes	5.3%	4.4%	8.8%	4.6%
Net income from continuing operations	13.6%	10.0%	11.2%	9.5%

Net income from continuing operations for the second quarter of fiscal 2018 was $65.3 million ($2.61 per diluted share). This included $10.9 million after-tax amortization of intangible assets, $7.2 million of after-tax stock-based compensation expense, $0.6 million of after-tax restructuring costs, $0.4 million of after-tax acquisition costs, $0.3 million after-tax amortization of purchase accounting inventory and favorable lease step up, $0.3 million of tax benefit from the adoption of new rules for accounting for excess tax benefits and tax deficiencies for employee stock-based compensation and $0.1 million benefit for net other impairment charges (recoveries). Net income from continuing operations for the second quarter of fiscal 2017 was $42.2 million ($1.70 per diluted share) including $12.6 million after-tax amortization of intangible assets, $9.4 million after-tax amortization of purchase accounting inventory step up, $4.9 million of after-tax stock-based compensation expense, $2.7 million of after tax costs related to our acquisition of Rofin and $0.4 million of after-tax restructuring costs.

Net income from continuing operations for the first six months of fiscal 2018 was $107.2 million ($4.29 per diluted share). This included $21.7 million after-tax amortization of intangible assets, $12.7 million of after-tax stock-based compensation expense, $1.4 million of after-tax restructuring costs, $0.4 million of after-tax acquisition costs, $0.3 million after-tax amortization of purchase accounting inventory and favorable lease step up, $0.2 million charge for net other impairment charges (recoveries), $41.7 million of tax charges due to the U.S. Tax Cuts and Jobs Act transition tax and deferred tax remeasurement and $12.8 million of tax benefit from the adoption of new rules for accounting for excess tax benefits and tax deficiencies for employee stock-based compensation. Net income from continuing operations for the first six months of fiscal 2017 was $72.9 million ($2.95 per diluted share) including $20.3 million after-tax amortization of intangible assets, $17.2 million of after tax costs related to our acquisition of Rofin, $15.9 million after-tax amortization of purchase accounting inventory step up, $13.0 million of after-tax stock-based compensation expense, $5.0 million of after-tax restructuring costs, $1.8 million after-tax interest expense on the commitment of our term loan to finance the acquisition of Rofin, a $3.4 million after-tax gain on our sale of owned Rofin shares and $7.1 million after-tax foreign exchange gain on forward contracts associated with our foreign exchange risk related to the commitment of our Euro Term Loan and the issuance of the Euro Term Loan to finance the acquisition of Rofin.

NET SALES

Market Application

The following tables set forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by market application (dollars in thousands):

	Three Months Ended
	March 31, 2018		April 1, 2017
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Microelectronics	$261,308	54.3%	$210,882	49.9%
Materials processing	135,822	28.2%	127,531	30.2%
OEM components and instrumentation	53,323	11.1%	55,017	13.0%
Scientific and government programs	30,665	6.4%	29,403	6.9%
Total	$481,118	100.0%	$422,833	100.0%

	Six Months Ended
	March 31, 2018		April 1, 2017
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Microelectronics	$529,484	55.2%	$386,656	50.3%
Materials processing	263,283	27.5%	222,174	28.9%
OEM components and instrumentation	102,179	10.7%	101,589	13.2%
Scientific and government programs	63,737	6.6%	58,487	7.6%
Total	$958,683	100.0%	$768,906	100.0%

Quarterly

Net sales for the second quarter of fiscal 2018 increased by $58.3 million, or 14%, compared to the second quarter of fiscal 2017, with significant increases in the microelectronics market and smaller increases in the materials processing and scientific and government programs markets partially offset by decreases in the OEM components and instrumentation market. The acquisition of OR Laser on March 8, 2018 added $1.3 million in net sales to materials processing markets in the ILS segment in the second quarter of fiscal 2018.

The increase in the microelectronics market of $50.4 million, or 24%, was primarily due to higher shipments related to ELA tools used in the flat panel display market and higher revenues from consumable parts as well as higher shipments related to semiconductor and advanced packaging applications. We expect continued growth in the microelectronics market with flat panel display demand fully utilizing our manufacturing capacity in fiscal 2018, higher flat panel display revenues from consumable parts due to our higher installed base, spending in the semiconductor capital equipment market at a level similar to or greater than fiscal 2017 and continued strength in the advanced packaging market. Sales in the materials processing market increased $8.3 million, or 7%, primarily due to higher shipments for materials processing and medical applications partially offset by lower shipments for machine tool applications. We expect continued growth in multiple materials processing applications including automotive (e.g. battery welding for electric vehicles) and machine tooling, medical device manufacturing, consumer goods manufacturing for packaging, converting, marking and additive manufacturing. We also expect continued growth in sales of our high power fiber lasers, particularly in Asia, and are expanding our manufacturing capacity accordingly. Sales in the scientific and government programs market increased $1.3 million, or 4%, due to higher demand for advanced research applications used by university and government research groups, particularly in Asia. We expect demand in the scientific and government programs market to continue to fluctuate from quarter to quarter. The decrease in the OEM components and instrumentation market of $1.7 million, or 3%, was due primarily to lower shipments for military applications partially offset by higher shipments for bio-instrumentation applications. In OEM components and instrumentation applications, we are seeing strong demand in the bio-instrumentation market, higher demand for consumables in the medical market, in dental applications and in eye disease management.

Year-to-date

Net sales for the first six months of fiscal 2018 increased by $189.8 million, or 25%, compared to the first six months of fiscal 2017, with significant increases in the microelectronics and materials processing markets and smaller increases in the scientific and government programs and OEM components and instrumentation markets. The increase is partially due to the inclusion of a full six months of Rofin net sales in the first six months of fiscal 2018 compared to the inclusion of Rofin's net sales only after the November 7, 2016 acquisition date in the first six months of fiscal 2017.

The increase in the microelectronics market of $142.8 million, or 37%, was primarily due to higher shipments related to ELA tools used in the flat panel display market and higher revenues from consumable parts as well as higher shipments related to advanced packaging and semiconductor applications. Sales in the materials processing market increased $41.1 million, or 19%, primarily due to the inclusion of a full six months of Rofin net sales in the first six months of fiscal 2018 and higher shipments for marking applications. Sales in the scientific and government programs market increased $5.3 million, or 9%, due to higher demand for advanced research applications used by university and government research groups, particularly in Asia. The increase in the OEM components and instrumentation market of $0.6 million, or 1%, was due primarily to higher shipments for bio-instrumentation applications partially offset by lower shipments for military and medical military applications.

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

The following tables set forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by segment (dollars in thousands):

	Three Months Ended
	March 31, 2018		April 1, 2017
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
OEM Laser Sources (OLS)	$317,138	65.9%	$277,144	65.5%
Industrial Lasers & Systems (ILS)	163,980	34.1%	145,689	34.5%
Total	$481,118	100.0%	$422,833	100.0%

	Six Months Ended
	March 31, 2018		April 1, 2017
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
OEM Laser Sources (OLS)	$642,795	67.0%	$515,880	67.1%
Industrial Lasers & Systems (ILS)	315,888	33.0%	253,026	32.9%
Total	$958,683	100.0%	$768,906	100.0%

Quarterly

Net sales for the second quarter of fiscal 2018 increased by $58.3 million, or 14%, compared to the second quarter of fiscal 2017, with increases of $40.0 million, or 14%, in our OLS segment and $18.3 million, or 13%, in our ILS segment.

The increase in our OLS segment sales was primarily due to higher shipments of ELA tools used in the flat panel display market and higher revenues from consumable parts as well as higher shipments for semiconductor applications. The increase in our ILS segment sales was primarily due to higher shipments for materials processing and microelectronics applications.

Year-to-date

Net sales for the first six months of fiscal 2018 increased by $189.8 million, or 25%, compared to the first six months of fiscal 2017, with increases of $126.9 million, or 25%, in our OLS segment and $62.9 million, or 25%, in our ILS segment.

The increase in our OLS segment sales was primarily due to higher shipments of ELA tools used in the flat panel display market and higher revenues from consumable parts as well as higher shipments for semiconductor applications and scientific and government programs. The increase in our ILS segment sales was primarily due to higher shipments for materials processing and microelectronics applications and inclusion of a full six months of Rofin net sales in the first six months of fiscal 2018.

GROSS PROFIT

Consolidated

Our gross profit percentage increased by 2.3% to 44.8% in the second quarter of fiscal 2018 from 42.5% in the second quarter of fiscal 2017 and increased by 3.3% to 45.1% in the first six months of fiscal 2018 from 41.8% in the same period one year ago.

The 2.3% second quarter increase in the gross profit percentage was primarily due to the 3.1% favorable net impact of purchase accounting adjustments compared to the second quarter of fiscal 2017. In the second quarter of fiscal 2017, we took a larger charge (3.0%) for amortization of inventory step-up related to our acquisition of Rofin compared to the charge related to our acquisition of OR Laser in the second quarter of fiscal 2018. This favorable net impact also included the favorable impact of lower amortization of intangibles (0.1%) as a percentage of sales due to the significantly increased sales volumes partially offset by our acquisition of OR Laser in the second quarter of fiscal 2018. These favorable impacts were partially offset by unfavorable product margins including warranty costs (0.7%) and higher stock based compensation expense (0.1%) as a percentage of sales. Within the unfavorable product margins and warranty costs, the impact from higher warranty events, unfavorable mix in the microelectronics market and the unfavorable impact of the stronger Euro were offset by the impact from the better leverage of manufacturing costs on higher volumes.

The 3.3% increase in the gross profit percentage during the first six months of fiscal 2018 was primarily due to the 2.7% favorable net impact of purchase accounting adjustments compared to the first six months of fiscal 2017. In the first six months of fiscal 2017, we took a larger charge (2.8%) for amortization of inventory step-up related to our acquisition of Rofin compared to the charge related to our acquisition of OR Laser in the first six months of fiscal 2018. This favorable net impact also included the unfavorable impact of higher amortization of intangibles (0.1%) as a percentage of sales due to the inclusion of a full six months of amortization of our Rofin intangibles in the first six months of fiscal 2018 and our acquisition of OR Laser in the second quarter of fiscal 2018 partially offset by the impact of the significantly increased sales volumes. Also contributing to the increase in gross profit percentage were lower restructuring charges (0.3%) for inventory write-offs, primarily in our ILS segment. The remaining 0.3% improvement in gross profit percentage was due to better leverage of manufacturing costs on higher volumes and lower inventory provisions for excess and obsolete inventory in certain business units partially offset by higher warranty events, unfavorable mix in the microelectronics market and the unfavorable impact of the stronger Euro.

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

OEM Laser Sources

The gross profit percentage in our OLS segment decreased by 0.7% to 53.2% in the second quarter of fiscal 2018 from 53.9% in the second quarter of fiscal 2017. The gross profit percentage in our OLS segment increased by 0.5% to 53.6% in the first six months of fiscal 2018 from 53.1% in the same period one year ago.

The 0.7% second quarter decrease in the gross profit percentage was primarily due to unfavorable product margins (0.9%) as a result of unfavorable mix within flat panel display applications for both systems and service and for other microelectronics applications as well as the unfavorable impact of the stronger Euro partially offset by better leverage of manufacturing costs on higher volumes. Also contributing to the decrease in gross profit percentage were increased warranty and installation costs as a percentage of sales (0.4%) due to higher warranty events in the microelectronics market, primarily in China, and higher installation costs for flat panel display applications. These unfavorable impacts were partially offset by lower other costs (0.3%) due to lower inventory provisions for excess and obsolete inventory in certain business units net of higher freight and duty costs as a percentage of sales and lower intangibles amortization (0.3%) as a percentage of sales.

The 0.5% increase in the gross profit percentage during the first six months of fiscal 2018 was primarily due to lower other costs (0.5%) due to lower inventory provisions for excess and obsolete inventory as a percentage of sales in certain business units due to the impact of significantly higher sales and favorable product margins (0.3%) as a result of better leverage of manufacturing costs on higher volumes partially offset by unfavorable mix within flat panel display applications for service and systems as well as other microelectronics applications and the unfavorable impact of the stronger Euro. Also contributing to the increase in gross profit percentage was lower intangibles amortization (0.2%) as a percentage of sales. These favorable impacts were partially offset by increased warranty and installation costs as a percentage of sales (0.5%) due to higher warranty events in the microelectronics and scientific and government programs markets, primarily in China.

Industrial Lasers & Systems

The gross profit percentage in our ILS segment increased by 7.9% to 29.2% in the second quarter of fiscal 2018 from 21.3% in the second quarter of fiscal 2017. The gross profit percentage in our ILS segment increased by 9.1% to 28.6% in the first six months of fiscal 2018 from 19.5% in the in the same period one year ago.

The 7.9% second quarter increase in the gross profit percentage was primarily due to 8.7% lower amortization of inventory step-up (8.8% related to our acquisition of Rofin in the second quarter of fiscal 2017 compared to 0.1% related to our acquisition of OR Laser in the second quarter of fiscal 2018). Partially offsetting the improvement, intangibles amortization increased as a percentage of sales (0.4%) due to the acquisition of OR Laser in the second quarter of fiscal 2018 and the unfavorable impact of foreign exchange rates. In addition, product margins, including warranty expense, were 0.4% lower due to the unfavorable impact of the stronger Euro and higher warranty events in materials processing applications partially offset by better leverage of manufacturing costs on higher volumes.

The 9.1% increase in the gross profit percentage during the first six months of fiscal 2018 was primarily due to 8.5% lower amortization of inventory step-up (8.6% related to our acquisition of Rofin in the first six months of fiscal 2017 compared to 0.1% related to our acquisition of OR Laser in the first six months of fiscal 2018) as well as lower restructuring charges (1.2%) related to the implementation of planned restructuring activities in connection with the acquisition of Rofin, which is primarily related to the exit from Coherent's legacy high power fiber laser product line. Partially offsetting the improvement, intangibles amortization increased as a percentage of sales (0.6%) due to the inclusion of a full six months of amortization for the Rofin acquisition in the first six months of fiscal 2018 and the acquisition of OR Laser in the second quarter of fiscal 2018. Product costs were flat, with the impact from the better leverage of manufacturing costs on higher volumes offset by higher warranty events in materials processing applications and the unfavorable impact of the stronger Euro.

OPERATING EXPENSES:

	Three Months Ended
	March 31, 2018		April 1, 2017
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$34,783	7.2%	$30,536	7.2%
Selling, general and administrative	77,146	16.1%	72,451	17.1%
Other impairment charges (recoveries)	(110)	—%	—	—%
Amortization of intangible assets	2,950	0.6%	5,439	1.4%
Total operating expenses	$114,769	23.9%	$108,426	25.7%

	Six Months Ended
	March 31, 2018		April 1, 2017
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$66,175	6.9%	57,620	7.5%
Selling, general and administrative	150,583	15.7%	146,219	19.0%
Gain on business combination	—	—%	(5,416)	(0.7)%
Other impairment charges (recoveries)	155	—%	—	—%
Amortization of intangible assets	5,556	0.6%	9,317	1.2%
Total operating expenses	$222,469	23.2%	$207,740	27.0%

Research and development

Quarterly

Research and development (“R&D”) expenses increased $4.2 million, or 14%, during the second fiscal quarter ended March 31, 2018 compared to the same quarter one year ago. The increase was primarily due to $4.1 million higher spending on R&D activities including headcount and materials as well as the unfavorable impact of foreign exchange rates (primarily the stronger Euro). There were also increases of $0.3 million for higher stock-based compensation expense and decreases of $0.2 million for lower charges for increases in deferred compensation plan liabilities.

On a segment basis as compared to the prior year period, OLS R&D spending increased $1.8 million primarily due to higher net spending on R&D activities including the unfavorable impact of foreign exchange rates. ILS spending increased $2.3 million primarily due to the unfavorable impact of foreign exchange rates and higher net spending on R&D activities. Corporate and other spending increased $0.1 million due to higher stock-based compensation.

Year-to-date

R&D expenses increased $8.6 million, or 15%, during the first six months of fiscal 2018 compared to the same period one year ago. The increase was primarily due to $5.4 million higher spending on R&D activities and the inclusion of a full six months of Rofin R&D expenses ($3.2 million) in fiscal 2018. The higher spending on R&D activities includes higher spending on headcount and materials as well as the unfavorable impact of foreign exchange rates (primarily the stronger Euro) net of lower restructuring charges for our exit from our legacy Coherent high power fiber laser product line in the first quarter of fiscal 2017.

On a segment basis as compared to the prior year period, OLS R&D spending increased $4.1 million primarily due to higher net spending on R&D activities including the unfavorable impact of foreign exchange rates. ILS spending increased $4.4 million primarily due to the inclusion of a full six months of Rofin expenses and higher spending on R&D activities including the unfavorable impact of foreign exchange rates partially offset by lower restructuring costs. Corporate and other spending decreased $0.1 million for the deferred compensation plan.

Selling, general and administrative

Quarterly

Selling, general and administrative (“SG&A”) expenses increased $4.7 million, or 6%, during the second fiscal quarter ended March 31, 2018 compared to the same quarter one year ago. The increase was primarily due to $3.9 million higher spending (including the unfavorable impact of foreign exchange rates) on legal, consulting and infrastructure related to integration activities as well as higher spending on legal and consulting related to compliance with the terms of the Credit Agreement and higher variable spending in support of higher sales. In addition, SG&A expenses increased due to $2.4 million higher payroll spending primarily due to the unfavorable impact of foreign exchange rates and higher spending on commissions, salaries and benefits net of lower variable compensation and lower severance restructuring costs, $1.2 million higher stock-based compensation expense and $0.5 million higher spending due to the acquisition of OR Laser in the second quarter of fiscal 2018. The increases were offset by $2.5 million lower financial advisory, consulting and legal costs related to acquisitions and $0.8 million lower charges for increases in deferred compensation plan liabilities.

On a segment basis as compared to the prior year period, OLS expenses increased $3.3 million primarily due to the unfavorable impact of foreign exchange rates, higher other variable spending to support higher sales and higher payroll spending. ILS spending increased $4.4 million primarily due to the impact of unfavorable foreign exchange rates, higher payroll spending, the acquisition of OR Laser and higher other variable spending to support higher sales. Corporate and other spending decreased $3.0 million primarily due to lower financial advisory, consulting and legal costs related to our acquisition of Rofin, lower payroll spending and lower charges for the deferred compensation plan partially offset by higher stock-based compensation expense and higher other spending on legal, consulting and infrastructure related to integration activities and compliance with the Credit Agreement.

Year-to-date

SG&A expenses increased $4.4 million, or 3%, during the first six months of fiscal 2018 compared to the same period one year ago. The increase was primarily due to the inclusion of a full six months of Rofin SG&A expenses ($8.0 million) in fiscal 2018, and $7.7 million higher other spending (including the unfavorable impact of foreign exchange rates) on legal, consulting and infrastructure related to integration activities as well as higher spending on legal and consulting related to compliance with the terms of the Credit Agreement and higher other variable spending in support of higher sales. In addition, SG&A expenses increased due to $5.1 million higher payroll spending primarily due to the unfavorable impact of foreign exchange rates and higher spending on salaries, benefits and commissions net of lower severance restructuring costs and lower variable compensation, $0.9 million higher charges for increases in deferred compensation plan liabilities and $0.5 million higher spending due to the acquisition of OR Laser in the second quarter of fiscal 2018. The increases were offset by $16.8 million lower financial advisory, consulting and legal costs related to acquisitions and $1.0 million lower stock-based compensation expense due to the $3.4 million charge recorded in the first quarter of fiscal 2017 due to the acceleration of Rofin options net of higher expense for new grants.

On a segment basis as compared to the prior year period, OLS expenses increased $8.1 million primarily due to higher payroll and other variable spending (including the unfavorable impact of foreign exchange rates) as well as spending relating to a historical Rofin business unit which is included in our OLS segment. ILS spending increased $10.0 million primarily due to the inclusion of a full six months of Rofin expenses, the unfavorable impact of foreign exchange rates and higher other variable spending partially offset by lower payroll spending including lower severance restructuring costs. Corporate and other spending decreased $13.7 million primarily due to lower financial advisory, consulting and legal costs related to our acquisition of Rofin, lower stock-based compensation expense and lower payroll spending including lower variable compensation partially offset by higher other spending on legal, consulting and infrastructure related to integration activities and compliance with the Credit Agreement and higher charges for the deferred compensation plan.

Gain on business combination

On November 7, 2016, we acquired Rofin at a price of $32.50 per share of Rofin common stock (See Note 3, "Business Combinations" in the Notes to Condensed Consolidated Financial Statements). We recognized a gain of $5.4 million in the first quarter and six months of fiscal 2017 on the increase in fair value from the date of purchase for the shares of Rofin we owned prior to the acquisition.

Other impairment charges (recoveries)

In the fourth quarter of fiscal 2017, management decided to sell several entities that we acquired in the Rofin acquisition. Although the sale of the entities was not completed at the end of the first or second quarter of fiscal 2018, we recorded non-cash impairment charges (recoveries) of $0.3 million and ($0.5 million) to operating expense in our results of operations in the first and second quarters of fiscal 2018, respectively. These charges, in addition to the $2.9 million recorded to operating expense in our results of operations in the fourth quarter of fiscal 2017, reduce our carrying value of these entities to fair value. In the second quarter of fiscal 2018, we also recorded a $0.4 million impairment charge to reduce the carrying value of a building to its fair value.

Amortization of intangible assets

Amortization of intangible assets decreased $2.5 million and $3.8 million in the three and six months ended March 31, 2018 compared to the same periods last year. The quarterly decrease was primarily due to the completion of the amortization of backlog intangibles from our acquisition of Rofin in fiscal 2017 ($2.7 million lower in the comparable quarter) partially offset by the unfavorable impact of foreign exchange rates and the amortization of intangibles related to our acquisition of OR Laser in the second quarter of fiscal 2018. The year-to-date decrease is primarily due to the completion of the amortization of backlog intangibles from our acquisition of Rofin in fiscal 2017 ($4.6 million lower in the comparable six months) partially offset by the inclusion of a full quarter of Rofin amortization expenses in the first six months of fiscal 2018, the unfavorable impact of foreign exchange rates and the amortization of intangibles related to our acquisition of OR Laser in the second quarter of fiscal 2018.

OTHER INCOME (EXPENSE) — NET

Other income (expense), net, changed by $0.7 million to other expense of $9.5 million in the second quarter of fiscal 2018 from other expense of $10.3 million in the second quarter of fiscal 2017. Other income (expense), net, changed by $12.9 million to other expense of $18.0 million in the first six months of fiscal 2018 from other expense of $5.1 million in the first six months of fiscal 2017.

The second fiscal quarter decrease in net other expense was primarily due to $1.3 million lower interest expense and $0.3 million higher interest income partially offset by $1.0 million lower gains, net of expenses, on our deferred compensation plan assets. Interest expense decreased due to lower interest on the Euro Term Loan due to paydown of principal and an interest rate reduction partially offset by higher amortization of debt issuance costs related to the Euro Term Loan.

The increase for the first six months of fiscal 2018 in net other expense was primarily due to $15.8 million lower foreign exchange net gains primarily due to a gain in the first quarter of fiscal 2017 of $11.3 million on forward contracts associated with our foreign exchange risk related to the commitment of our Euro Term Loan and the issuance of the Euro Term Loan to finance the acquisition of Rofin and the impact of changing rates on cash conversions. The lower foreign exchange gains were offset by $2.9 million of higher other income including higher gains, net of expenses, on our deferred compensation plan assets, higher interest income and lower interest expense.

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

As discussed in Note 15, "Income Taxes" in the Notes to Condensed Consolidated Financial Statements, the Tax Act resulted in a provisional charge of $41.7 million for the quarter ended December 30, 2017. This is comprised of an estimated deemed repatriation tax charge of $48.7 million less a previously recorded deferred tax liability of $20.3 million for anticipated repatriation of our investment in a foreign subsidiary, plus the estimated deferred tax remeasurement charge of $13.3 million.

Our effective tax rates on income from continuing operations before income taxes for the three and six months ended March 31, 2018 were 28.4% and 44.2%, respectively. Our effective tax rate for the three months ended March 31, 2018 was higher than the effective U.S. federal blended tax rate of 24.5% primarily due to the impact of income subject to foreign tax rates that are higher than the U.S. tax rates. This amount is partially offset by the benefit of foreign tax credits, the benefit of federal research and development tax credits, the benefit of a domestic manufacturing deduction under IRC Section 199 and the Singapore tax exemption. Our effective tax rate for the six months ended March 31, 2018 was higher than the effective U.S. federal blended tax rate of 24.5% primarily due to the Tax Act one-time mandatory deemed repatriation transition tax, the impact of income subject to foreign tax rates that are higher than the U.S. tax rates, the remeasurement of deferred tax assets and liabilities based on the newly enacted U.S. federal tax rate of 21.0%, stock-based compensation not deductible for tax purposes and limitations on the deductibility of compensation under IRC Section 162(m). These amounts are partially offset by the excess tax benefits from stock award exercises and restricted stock unit vesting, the benefit of foreign tax credits, the benefit of federal research and development tax credits, the benefit of a domestic manufacturing deduction under IRC Section 199 and the Singapore tax exemption.

Our effective tax rates on income from continuing operations before income taxes for the three and six months ended April 1, 2017 were 30.7% and 32.6%, respectively. Our effective tax rates for the three and six months ended April 1, 2017 were lower than the U.S. federal rate of 35.0% primarily due to differences related to the benefit of income subject to foreign tax rates that are lower than U.S. tax rates including the Singapore tax exemption, the benefit of foreign tax credits and the benefit of federal research and development tax credits. These amounts are partially offset by Rofin transaction costs not deductible for tax purposes, tax costs of Rofin restructuring, ASC 740-10 (formerly FIN48) tax liabilities for transfer pricing, stock-based compensation not deductible for tax purposes and limitations on the deductibility of compensation under IRC Section 162(m).

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2018, we had assets classified as cash and cash equivalents and short-term investments, in an aggregate amount of $346.1 million, compared to $475.6 million at September 30, 2017. In addition, at March 31, 2018, we had $14.6 million of restricted cash. At March 31, 2018, approximately $184.7 million of our cash and securities was held in certain of our foreign subsidiaries and branches, $160.1 million of which was denominated in currencies other than the U.S. dollar. At March 31, 2018, we had approximately $184.0 million of cash held by foreign subsidiaries where we intend to permanently reinvest our accumulated earnings in these entities and our current plans do not demonstrate a need for these funds to support our domestic operations. If, however, a portion of these funds are needed for and distributed to our operations in the United States, we may be subject to additional foreign withholding taxes and certain state taxes. The amount of the U.S. and foreign taxes due would depend on the amount and manner of repatriation, as well as the location from where the funds are repatriated. Historically, we have considered substantially all foreign profits as being permanently invested in our foreign operations, and we had no intent to repatriate those funds. We are continuing to review our policy in light of the changes contained in the Tax Act. We actively monitor the third-party depository institutions that hold these assets, primarily focusing on the safety of principal and secondarily maximizing yield on these assets. We diversify our cash and cash equivalents and investments among various financial institutions, money market funds, sovereign debt and other securities in order to reduce our exposure should any one of these financial institutions or financial instruments fail or encounter difficulties. To date, we have not experienced any material loss or lack of access to our invested cash, cash equivalents or short-term investments. However, we can provide no assurances that access to our invested cash, cash equivalents or short-term investments will not be impacted by adverse conditions in the financial markets.

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

	Six Months Ended
	March 31, 2018	April 1, 2017
	(in thousands)
Net cash provided by operating activities	$132,799	$194,359
Acquisition of businesses, net of cash acquired	(45,448)	(740,481)
Sales of shares under employee stock plans	4,899	3,866
Net settlement of restricted common stock	(36,250)	(15,675)
Borrowings, net of repayments	(167,196)	682,566
Debt issuance costs	—	(25,892)
Capital expenditures	(44,951)	(29,543)
Proceeds from sale of discontinued operation (the Hull Business)	25,000	—

Net cash provided by operating activities decreased by $61.6 million for the first six months of fiscal 2018 compared to the same period one year ago. The decrease in cash provided by operating activities was primarily due to lower cash flows from deferred revenue and the timing of shipments of large systems partially offset by higher net income and higher income taxes payable as well as higher cash flows due to non-cash expenses for amortization, stock-based compensation and depreciation. We believe that our existing cash, cash equivalents and short term investments combined with cash to be provided by operating activities and amounts available under our revolving credit facility will be adequate to cover our working capital needs and planned capital expenditures for at least the next 12 months to the extent such items are known or are reasonably determinable based on current business and market conditions. However, we may elect to finance certain of our capital expenditure requirements through other sources of capital. We continue to follow our strategy to further strengthen our financial position by using available cash flow to fund operations.

We intend to continue to consider acquisition opportunities at valuations we believe are reasonable based upon market conditions. However, we cannot accurately predict the timing, size and success of our acquisition efforts or our associated potential capital commitments. Furthermore, we cannot assure you that we will be able to acquire businesses on terms acceptable to us. We expect to fund future acquisitions, if any, through additional borrowings (as in our acquisition of Rofin), existing cash balances and cash flows from operations (as in our acquisition of OR Laser). If required, we will consider the issuance of securities. The extent to which we will be willing or able to use our common stock to make acquisitions will depend on its market value at the time and the willingness of potential sellers to accept it as full or partial payment.

The aggregate consideration paid by us to the former Rofin stockholders in the first quarter of fiscal 2017 was approximately $904.5 million, excluding related transaction fees and expenses. We also paid $15.3 million due to the cancellation of options held by employees of Rofin. We incurred approximately $26.4 million of debt issuance costs in fiscal 2017. In fiscal 2017, we made debt principal payments $178.1 million, including voluntary prepayments of $170.7 million, recorded interest expense on the Euro Term Loan of $23.5 million, recorded $7.2 million amortization of debt issuance costs and recorded interest expense of $2.7 million for the commitment of the Euro Term Loan. In the first six months of fiscal 2018, we made debt principal payments $166.2 million, including voluntary prepayments of $162.1 million, recorded interest expense on the Euro Term Loan of $8.6 million and recorded $7.2 million amortization of debt issuance costs.

On March 8, 2018, we acquired privately held OR Laser for approximately $47.4 million, excluding transaction costs.

On February 6, 2018, our board of directors authorized a buyback program authorizing the Company to repurchase up to $100 million of our common stock from time to time through January 31, 2019. No repurchases were made under this program in the three and six months ended March 31, 2018. See Note 12, "Stock Repurchases" in the Notes to Condensed Consolidated Financial Statements.

Additional sources of cash available to us were international currency lines of credit and bank credit facilities totaling $31.7 million as of March 31, 2018, of which $25.0 million was unused and available. These unsecured international credit facilities were used in Europe and Japan during the first six months of fiscal 2018. As of March 31, 2018, we had utilized $6.7 million of the international credit facilities as guarantees in Europe.

Our ratio of current assets to current liabilities remained at 3.1:1 at March 31, 2018 compared to September 30, 2017. Although the ratio was flat, decreases in the ratio due to lower cash and cash equivalents were offset by increases in the ratio due to higher inventories and lower deferred income. Our cash and cash equivalents, short-term investments and working capital are as follows:

	March 31, 2018	September 30, 2017
	(in thousands)
Cash and cash equivalents	$308,987	$443,066
Short-term investments	37,127	32,510
Working capital	845,439	892,519

Contractual Obligations and Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Regulation S-K of the Securities Act of 1933. Information regarding our operating lease payments, asset retirement obligations, long-term debt payments, pension obligations, purchase commitments with suppliers and purchase obligations is provided in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. There have been no material changes in contractual obligations outside of the ordinary course of business since September 30, 2017. Information regarding our other financial commitments at March 31, 2018 is provided in the notes to the condensed consolidated financial statements in this report.

Changes in Financial Condition

Cash provided by operating activities during the first six months of fiscal 2018 was $132.8 million, which included net income of $107.2 million, depreciation and amortization of $63.0 million, stock-based compensation expense of $15.5 million and net decreases in deferred tax assets of $14.1 million partially offset by cash used by operating assets and liabilities of $67.5 million (primarily increases in inventories and decreases in deferred income net of higher income taxes payable and higher accounts payable). Cash provided by operating activities during the first six months of fiscal 2017 was $194.4 million, which included net income of $72.3 million, cash provided by operating assets and liabilities of $66.9 million (primarily increases in deferred income, accounts payable and taxes payable), depreciation and amortization of $50.5 million, stock-based compensation expense of $12.2 million and non-cash restructuring charges of $4.3 million partially offset by net increases in deferred tax assets of $5.6 million, the $5.4 million gain on business combination and $1.3 million net cash flows used by discontinued operations.

Cash used in investing activities during the first six months of fiscal 2018 was $69.5 million, which included $44.8 million used to acquire property and equipment, purchase and upgrade buildings, net of proceeds from dispositions, $45.4 million net of cash acquired to purchase OR Laser and $4.6 million net purchases of available-for-sale securities partially offset by $25.0 million proceeds from the sale of discontinued operations. Cash used in investing activities during the first six months of fiscal 2017 was $745.1 million, which included $740.5 million net of cash acquired to purchase Rofin and $29.4 million used to acquire property and equipment, purchase and upgrade buildings, net of proceeds from dispositions, partially offset by $25.1 million net sales of available-for-sale securities.

Cash used in financing activities during the first six months of fiscal 2018 was $198.5 million, which included $167.2 million net debt payments and $36.2 million outflows due to net settlement of restricted stock units partially offset by $4.9 million generated from our employee stock option and purchase plans. Cash provided by financing activities during the first six months of fiscal 2017 was $644.0 million, which included $682.6 million net borrowings and $3.9 million generated from our employee stock option and purchase plans partially offset by $25.9 million debt issuance costs, $15.7 million outflows due to net settlement of restricted stock and $0.8 million payments to subsidiary minority shareholders.

Changes in exchange rates during the first six months of fiscal 2018 resulted in an increase in cash balances of $1.7 million. Changes in exchange rates during the first six months of fiscal 2017 resulted in a decrease in cash balances of $1.6 million.

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

Interest rate sensitivity

A portion of our investment portfolio is composed of fixed income securities. These securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately (whether due to changes in overall market rates or credit worthiness of the issuers of our individual securities) and uniformly by 10% from levels at March 31, 2018, the fair value of the portfolio, based on quoted market prices in active markets involving similar assets, would decline by an immaterial amount due to their short-term maturities. We have the ability to generally hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. If necessary, we may sell short-term investments prior to maturity to meet our liquidity needs.

At March 31, 2018, the fair value of our available-for-sale debt securities was $42.1 million, $5.0 million of which was classified as cash and cash equivalents and $37.1 million of which was classified as short-term investments. There were no gross unrealized gains and losses on available-for-sale debt securities at March 31, 2018.

We are exposed to market risks related to fluctuations in interest rates related to our Euro Term Loan. As of March 31, 2018, we owed $462.2 million on this loan with an interest rate of 3.0%. We performed a sensitivity analysis on the outstanding portion of our debt obligation as of March 31, 2018. Should the current average interest rate increase or decrease by 10%, the resulting annual increase or decrease to interest expense would be approximately $1.4 million as of March 31, 2018.

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

At March 31, 2018, approximately $184.7 million of our cash, cash equivalents and short-term investments were held outside the U.S. in certain of our foreign operations, $160.1 million of which was denominated in currencies other than the U.S. dollar.

A hypothetical 10% change in foreign currency rates on our forward contracts would not have a material impact on our results of operations, cash flows or financial position.

The following table provides information about our foreign exchange forward contracts at March 31, 2018. The table presents the weighted average contractual foreign currency exchange rates, the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date and fair value. The U.S. fair value represents the fair value of the contracts valued at March 31, 2018 rates.

Forward contracts to sell (buy) foreign currencies for U.S. dollars (in thousands, except contract rates):

	Average Contract Rate	U.S. Notional Contract Value	U.S. Fair Value
Non-Designated - For US Dollars
Euro	1.2358	$(158,947)	$294
Japanese Yen	106.8792	$32,761	$223
British Pound	1.3964	$(2,092)	$(13)
South Korean Won	1,075.7700	$32,641	$380
Chinese Renminbi	6.3416	$47,307	$565
Singapore Dollar	1.3180	$(8,004)	$(52)
Malaysian Ringgit	3.9369	$1,637	$32

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of March 31, 2018 (“Evaluation Date”). The controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended March 31, 2018. We continue to integrate Rofin into our systems and control environment as of March 31, 2018.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information with respect to this item may be found in Note 11, "Commitments and Contingencies" in Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report and is incorporated herein by reference.

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
In November 2016 we entered into the Credit Agreement which provided for a 670 million Euro term loan, all of which was drawn, and a $100 million revolving credit facility, under which a 10 million Euro letter of credit was issued. As of March 31, 2018, 375.0 million Euros were outstanding under the term loan and 10.0 million Euros were outstanding under the revolving credit facility. We may incur additional indebtedness in the future by accessing the revolving credit facility and/or entering into new financing arrangements. Our ability to pay interest and repay the principal of our current indebtedness is dependent upon our ability to manage our business operations and the ongoing interest rate environment. There can be no assurance that we will be able to manage any of these risks successfully.
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

•	negative impacts related to government instability in any jurisdiction in which we operate, such as the recent difficulties in forming a governing coalition in Germany;

•	the future impact of legislation, rulemaking, and changes in accounting, tax, defense procurement, export policies; and

•	distraction of management related to acquisition, integration or divestment activities.

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

In the flat panel display market, there are a relatively limited number of manufacturers who are the end customers for our annealing products.  In the first and second quarters of fiscal 2018, Advanced Process Systems Corporation, an integrator in the flat panel display market based in South Korea, contributed more than 10% of our revenue. Given macroeconomic conditions, varying consumer demand and technical process limitations at manufacturers, our customers may seek to reschedule or cancel orders. These larger flat panel-related systems have large average selling prices. Any rescheduling or canceling of such orders by our customers will likely have a significant impact on our quarterly or annual net sales and results of operations and could negatively impact inventory values and backlog. Additionally, challenges in meeting evolving technological requirements for these complex products by us and our suppliers could also result in delays in shipments, and rescheduled or canceled orders by our customers. This could negatively impact our backlog, timing of net sales and results of operations.

As of March 31, 2018, flat panel display systems represented 55% of our backlog. Since our backlog includes higher average selling price flat panel display systems, any delays or cancellation of shipments could have a material adverse effect on our financial results.

Some of our laser systems are complex in design and may contain defects that are not detected until deployed by our customers, which could increase our costs and reduce our net sales.

Lasers and laser systems are inherently complex in design and require ongoing regular maintenance. The manufacture of our lasers, laser products and systems involves a highly complex and precise process. As a result of the technological complexity of our products, in particular our excimer laser annealing tools used in the flat panel display market, changes in our or our suppliers' manufacturing processes or the inadvertent use of defective materials by us or our suppliers could result in a material adverse effect on our ability to achieve acceptable manufacturing yields and product reliability. To the extent that we do not achieve and maintain our projected yields or product reliability, our business, operating results, financial condition and customer relationships would be adversely affected. We provide warranties on a majority of our product sales, and reserves for estimated warranty costs are recorded during the period of sale. The determination of such reserves requires us to make estimates of failure rates and expected costs to repair or replace the products under warranty. We typically establish warranty reserves based on historical warranty costs for each product line. If actual return rates and/or repair and replacement costs differ significantly from our estimates, adjustments to cost of sales may be required in future periods which could have an adverse effect on our results of operations.

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

For each of the three and six months ended March 31, 2018, 84% of our net sales were derived from customers outside of the United States. For fiscal 2017, fiscal 2016 and fiscal 2015, 83%, 76%, and 73%, respectively, of our net sales were derived from customers outside of the United States. We anticipate that foreign sales, particularly in Asia, will continue to account for a significant portion of our net sales in the foreseeable future.

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

In recent years, there has been significant litigation in the United States and around the world involving patents and other intellectual property rights. This has been seen in our industry, for example in the concluded patent-related litigation between IMRA America, Inc. ("Imra") and IPG Photonics Corporation and in Imra's concluded patent-related litigation against two of our German subsidiaries. From time to time, like many other technology companies, we have received communications from other parties asserting the existence of patent rights, copyrights, trademark rights or other intellectual property rights which such third parties believe may cover certain of our products, processes, technologies or information. In the future, we may be a party to litigation to protect our intellectual property or as a result of an alleged infringement of others' intellectual property whether through direct claims or by way of indemnification claims of our customers, as, in some cases, we contractually agree to indemnify our customers against third-party infringement claims relating to our products. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages or invalidation of our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation could also force us to do one or more of the following:

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

We have in the past made strategic acquisitions of other corporations and entities, including OR Laser in March 2018 and Rofin in November 2016, as well as asset purchases, and we continue to evaluate potential strategic acquisitions of complementary companies, products and technologies. In the event of any future acquisitions, we could:

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

We are exposed to lawsuits in the normal course of our business, including product liability claims if personal injury, death or commercial losses occur from the use of our products. As a public company our stock price fluctuates for a variety of different reasons, some of which may be related to broader industry and/or market factors. As a result, from time-to-time we may be subject to the risk of litigation due to the fluctuation in stock price or other governance or market-related factors. While we typically maintain business insurance, including directors' and officers' policies, litigation can be expensive, lengthy, and disruptive to normal business operations, including the potential impact of indemnification obligations for individuals named in any such lawsuits. We may not, however, be able to secure insurance coverage on terms acceptable to us in the future. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit, including a recall or redesign of products if ultimately determined to be defective, could have a material adverse effect on our business, operating results, or financial condition.

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

From time to time the United States, foreign and state governments make substantive changes to tax rules and the application of rules to companies. For example, the Tax Act has a significant impact on the taxation of Coherent including the U.S. tax treatment of our foreign operations. Under the Tax Act, foreign earnings are now deemed to be repatriated and we therefore recorded a provisional tax amount for the deemed repatriation transitional tax liability. We also recorded a provisional tax amount for the remeasurement of certain deferred tax assets and liabilities based on the reduction of the U.S. federal tax rate under the Tax Act. These provisional tax amounts result in a higher effective tax rate for our second quarter of fiscal year 2018. The provisional tax amounts recorded are based on our reasonable estimate of the liabilities and we need to fully complete our assessment of them which may require additional information. We are still evaluating the tax provisions related to Global Intangible Low-Taxed Income (“GILTI”) and we have not made a policy election on how to account for the GILTI provisions of the Tax Act as allowed by the U.S. generally accepted accounting standards. Our selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing our global income to determine whether we expect to have future U.S. inclusions in taxable income related to GILTI and, if so, what is the anticipated impact.

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

The United States and many foreign governments impose tariffs and duties on the import and export of products, including some of those which we sell. In particular, given our worldwide operations, we pay duties on certain products when they are imported into the United States for repair work as well as on certain of our products which are manufactured by our foreign subsidiaries. These products can be subject to a duty on the product value. Additionally, the United States and various foreign governments have imposed tariffs, controls, export license requirements and restrictions on the import or export of some technologies, especially encryption technology. From time to time, government agencies have proposed additional regulation of encryption technology, such as requiring the escrow and governmental recovery of private encryption keys. Governmental regulation of encryption technology and regulation of imports or exports, or our failure to obtain required import or export approval for our products, could harm our international and domestic sales and adversely affect our net sales. From time to time our duty calculations and payments are audited by government agencies. For example, we were audited in South Korea for customs duties and value added tax for the period March 2009 to March 2014. We were liable for additional payments, duties, taxes and penalties of $1.6 million, which we paid in the second quarter of fiscal 2016. Any future assessments could have a material adverse effect on our business or financial position, results of operations, or cash flows.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
Not applicable.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On February 7, 2018, we announced that our board of directors had approved a share repurchase program to permit us to repurchase up to $100.0 million worth of our issued and outstanding common stock in the open market from time to time through January 31, 2019. No repurchases were made in the three months ended March 31, 2018. As of March 31, 2018, we had a remaining authorization to purchase up to $100.0 million worth of our common stock.
The following table summarizes share repurchase activity for the three months ended March 30, 2018:

Period	Total Number of Shares Purchased	Average paid price per share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
December 31, 2017 - January 31, 2018	—	$—	—	$100,000,000
February 1, 2018 - February 28, 2018	—	$—	—	$100,000,000
March 1, 2018 - March 31, 2018	—	$—	—	$100,000,000
Total	—		—

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Bylaws of Coherent, Inc. as amended and restated on January 28, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 31, 2018).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

COHERENT, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coherent, Inc.
(Registrant)

Date:	May 9, 2018	/s/:	JOHN R. AMBROSEO
John R. Ambroseo
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 9, 2018	/s/:	KEVIN S. PALATNIK
Kevin S. Palatnik
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)