Form 10-Q
period 2018-06-30
COHERENT INC
filed 2018-08-07
CIK 21510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ___________________________________________________
FORM 10-Q
 ___________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares outstanding of registrant’s common stock, par value $.01 per share, on August 6, 2018 was 24,299,303.

2

COHERENT, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements included in or incorporated by reference in this quarterly report, other than statements of historical fact, are forward-looking statements. These statements are generally accompanied by words such as “trend,” “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “rely,” “believe,” “estimate,” “predict,” “intend,” “potential,” “continue,” “outlook,” “forecast” or the negative of such terms, or other comparable terminology, including without limitation statements made under “Our Strategy” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Actual results of Coherent, Inc. (referred to herein as the Company, we, our or Coherent) may differ significantly from those anticipated in these forward-looking statements as a result of various factors, including those discussed in the sections captioned “Our Strategy,” “Risk Factors” and “Key Performance Indicators,” as well as any other cautionary language in this quarterly report. All forward-looking statements included in the document are based on information available to us on the date hereof. We undertake no obligation to update these forward-looking statements as a result of events or circumstances or to reflect the occurrence of unanticipated events or non-occurrence of anticipated events.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net sales	$482,342	$464,107	$1,441,025	$1,233,013
Cost of sales	274,006	256,921	800,236	704,798
Gross profit	208,336	207,186	640,789	528,215
Operating expenses:
Research and development	34,303	30,483	100,478	88,103
Selling, general and administrative	70,291	72,383	220,874	218,602
Gain from business combination	—	—	—	(5,416)
Impairment and other charges	611	—	766	—
Amortization of intangible assets	2,607	3,743	8,163	13,060
Total operating expenses	107,812	106,609	330,281	314,349
Income from operations	100,524	100,577	310,508	213,866
Other income (expense):
Interest income	444	282	1,355	560
Interest expense	(4,737)	(7,494)	(21,209)	(24,456)
Other—net	(3,332)	(730)	(5,781)	10,871
Total other income (expense), net	(7,625)	(7,942)	(25,635)	(13,025)
Income from continuing operations before income taxes	92,899	92,635	284,873	200,841
Provision for income taxes	25,929	29,764	110,698	65,084
Net income from continuing operations	66,970	62,871	174,175	135,757
Loss from discontinued operations, net of income taxes	—	(1,754)	(2)	(2,387)
Net income	$66,970	$61,117	$174,173	$133,370

Basic net income per share:
Income per share from continuing operations	$2.72	$2.56	$7.06	$5.55
Loss per share from discontinued operations, net of income taxes	$—	$(0.07)	$—	$(0.10)
Net income per share	$2.72	$2.49	$7.06	$5.45

Diluted net income per share:
Income per share from continuing operations	$2.69	$2.53	$6.98	$5.49
Loss per share from discontinued operations, net of income taxes	$—	$(0.07)	$—	$(0.10)
Net income per share	$2.69	$2.46	$6.98	$5.39

Shares used in computation:
Basic	24,658	24,537	24,684	24,460
Diluted	24,877	24,823	24,971	24,741

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017

Net income	$66,970	$61,117	$174,173	$133,370
Other comprehensive income (loss): (1)
Translation adjustment, net of taxes (2)	(39,283)	19,893	(17,847)	15,815
Changes in unrealized losses on available-for-sale securities, net of taxes (3)	4	—	(4)	(3,334)
Defined benefit pension plans, net of taxes (4)	(504)	(401)	(701)	133
Other comprehensive income (loss), net of tax	(39,783)	19,492	(18,552)	12,614
Comprehensive income	$27,187	$80,609	$155,621	$145,984

(1)	Reclassification adjustments were not significant during the three and nine months ended June 30, 2018 and July 1, 2017.

(2)
Tax expenses (benefits) were not provided on translation adjustments during the three and nine months ended June 30, 2018. Tax benefits of $0 and $326 were provided on translation adjustments during the three and nine months ended July 1, 2017, respectively.

(3)
Tax expenses (benefits) of $1 and $(2) were provided on changes in unrealized gains (losses) on available-for-sale securities for the three and nine months ended June 30, 2018, respectively. Tax benefits of $0 and $1,878 were provided on changes in unrealized gains (losses) on available-for-sale securities for the three and nine months ended July 1, 2017, respectively.

(4)
Tax benefits of $224 and $279 were provided on changes in defined benefit pension plans for the three and nine months ended June 30, 2018, respectively. Tax benefits of $56 and $35 were provided on changes in defined benefit pension plans for the three and nine months ended July 1, 2017, respectively.

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except par value)

	June 30, 2018	September 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$232,458	$443,066
Restricted cash	1,082	1,097
Short-term investments	—	32,510
Accounts receivable—net of allowances of $6,074 and $6,890, respectively	337,560	305,668
Inventories	494,967	414,807
Prepaid expenses and other assets	88,490	70,268
Assets held for sale	—	44,248
Total current assets	1,154,557	1,311,664
Property and equipment, net	303,214	278,850
Goodwill	444,066	417,694
Intangible assets, net	157,364	190,027
Non-current restricted cash	12,738	12,924
Other assets	115,629	126,641
Total assets	$2,187,568	$2,337,800

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current-portion of long-term obligations	$7,076	$5,078
Accounts payable	82,602	75,860
Income taxes payable	104,193	103,206
Other current liabilities	158,285	235,001
Total current liabilities	352,156	419,145
Long-term obligations	422,285	589,001
Other long-term liabilities	181,976	166,390
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, Authorized—500,000 shares, par value $.01 per share:
Outstanding—24,299 shares and 24,631 shares, respectively	242	245
Additional paid-in capital	70,051	171,403
Accumulated other comprehensive income	1,354	19,906
Retained earnings	1,159,504	971,710
Total stockholders’ equity	1,231,151	1,163,264
Total liabilities and stockholders’ equity	$2,187,568	$2,337,800

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended
	June 30, 2018	July 1, 2017
Cash flows from operating activities:
Net income	$174,173	$133,370
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,735	31,576
Amortization of intangible assets	45,638	44,303
Gain on business combination	—	(5,416)
Deferred income taxes	18,380	1,964
Amortization of debt issuance cost	8,251	2,970
Stock-based compensation	24,069	19,078
Non-cash restructuring charges	964	4,395
Other non-cash expense	194	201
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(27,520)	(23,519)
Inventories	(84,867)	4,067
Prepaid expenses and other assets	(7,712)	(3,902)
Other long-term assets	(5,369)	(3,319)
Accounts payable	3,484	6,535
Income taxes payable/receivable	9,720	28,319
Other current liabilities	(69,634)	39,849
Other long-term liabilities	4,487	5,729
Cash flows from discontinued operations	—	(918)
Net cash provided by operating activities	132,993	285,282

Cash flows from investing activities:
Purchases of property and equipment	(65,990)	(45,352)
Proceeds from dispositions of property and equipment	2,738	1,002
Purchases of available-for-sale securities	(54,323)	—
Proceeds from sales and maturities of available-for-sale securities	86,787	25,113
Acquisition of businesses, net of cash acquired	(45,448)	(740,481)
Proceeds from sale of discontinued operation	25,000	—
Proceeds from sale of other entities	6,250	—
Cash flows from discontinued operations	—	(649)
Other	470	—
Net cash used in investing activities	(44,516)	(760,367)

Cash flows from financing activities:
Short-term borrowings	64,815	7,602
Repayments of short-term borrowings	(65,718)	(29,240)
Proceeds from long-term borrowings	—	740,685
Repayments of long-term borrowings	(169,286)	(88,826)
Cash paid to subsidiaries’ minority shareholders	—	(816)
Issuance of common stock under employee stock option and purchase plans	10,574	8,111
Net settlement of restricted common stock	(36,292)	(15,690)
Repurchase of common stock	(100,000)	—
Debt issuance costs	—	(26,367)
Net cash provided by (used in) financing activities	(295,907)	595,459
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,379)	11,170
Net increase (decrease) in cash, cash equivalents and restricted cash	(210,809)	131,544
Cash, cash equivalents and restricted cash, beginning of period	457,087	354,347
Cash, cash equivalents and restricted cash, end of period	$246,278	$485,891

Non-cash investing and financing activities:
Unpaid property and equipment purchases	$5,353	$1,950
Use of previously owned equity shares in acquisition	$—	$20,685

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows.

	June 30, 2018	July 1, 2017
Cash and cash equivalents	$232,458	$472,307
Restricted cash, current	1,082	1,060
Restricted cash, non-current	12,738	12,524
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$246,278	$485,891
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

The consolidated financial statements include the accounts of Coherent, Inc. and its direct and indirect subsidiaries (collectively, the “Company”, “we”, “our”, “us” or “Coherent”). Intercompany balances and transactions have been eliminated.

On November 7, 2016, we acquired Rofin-Sinar Technologies, Inc. and its direct and indirect subsidiaries (“Rofin”). On March 8, 2018, we acquired privately held O.R. Lasertechnologie GmbH (“OR Laser”). The significant accounting policies of Rofin and OR Laser have been aligned to conform to those of Coherent, and the consolidated financial statements include the results of Rofin and OR Laser as of their acquisition dates.

The preparation of consolidated financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.    RECENT ACCOUNTING STANDARDS

Adoption of New Accounting Pronouncement

In October 2016, the Financial Accounting Standards Board (the “FASB”) issued amended guidance that improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Under the new guidance, an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The new standard is required to be adopted in the first quarter of our fiscal 2019. We elected to early adopt the amended guidance in the first quarter of fiscal 2018. The effect of adoption is a decrease in our opening retained earnings by $6.1 million with a comparable decrease to our non-current prepaid income tax balance.

In March 2016, the FASB issued amended guidance that simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. Under the new guidance, an entity recognizes all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement. This change eliminates the notion of the APIC pool and significantly reduces the complexity and cost of accounting for excess tax benefits and tax deficiencies. Upon our adoption in the first quarter of fiscal 2018, we recognized a windfall tax benefit as a cumulative effect adjustment increase to our opening retained earnings of $19.8 million together with a comparable increase in deferred tax assets. With adoption occurring at the beginning of fiscal 2018, we recognized excess tax benefits from stock award exercises and restricted stock unit vesting as a discrete tax benefit, which reduced the provision for income taxes for the three and nine months ended June 30, 2018 by $0.0 million and $12.8 million, respectively. The adoption also changed the calculation of fully diluted shares outstanding for the three and nine months ended June 30, 2018. The excess tax benefits have been excluded from the calculation of assumed proceeds in our calculation of diluted weighted average shares under the new standard. Our diluted weighted average shares outstanding for the three and nine months ended June 30, 2018 increased by 49,176 and 80,657 shares, respectively, due to adoption of the new standard. Additionally, effective in the first quarter of fiscal 2018, excess tax benefits are classified as an operating activity in the statement of cash flows instead of as a financing activity where they were previously presented. We adopted this guidance on a prospective basis and, accordingly, prior periods have not been adjusted. We have elected to not estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period. The remaining provisions of this amended guidance did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements

In February 2018, the FASB issued amended guidance to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments also require certain disclosures about stranded tax effects. The new standard will become effective for our fiscal year 2020, which begins on September 29, 2019. We are currently assessing the impact of this amended guidance.

In August 2017, the FASB issued amended guidance to address the current limitation on how an entity can designate the hedged risk in certain cash flow and fair value hedging relationships pursuant to U.S. GAAP. This amendment better aligns an entity’s risk management activities and financial reporting for hedging relationships through changes to both designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendment made specific improvements on hedge accounting for risk components in hedging relationships involving nonfinancial risk and interest rate risk for cash flow hedges of forecasted purchases or sales of a nonfinancial asset, cash flow hedges of interest rate risk of variable-rate financial instruments and fair value hedges of interest rate risk. Upon adoption, for cash flow and net investment hedges existing, an entity should apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the amendment. The amended presentation and disclosure guidance is required only prospectively. The new standard will become effective for our fiscal year 2020 which begins on September 29, 2019. We are currently assessing the impact of this amended guidance.

In May 2016, accounting guidance was issued to clarify the not yet effective revenue recognition guidance issued in May 2014. This additional guidance does not change the core principle of the revenue recognition guidance issued in May 2014, rather, it provides clarification of accounting for collections of sales taxes as well as recognition of revenue (i) associated with contract modifications, (ii) for non-cash consideration, and (iii) based on the collectability of the consideration from the customer. The guidance also specifies when a contract should be considered “completed” for purposes of applying the transition guidance. The effective date and transition requirements for this guidance are the same as the effective date and transition requirements for the guidance previously issued in 2014, which is effective for our fiscal year 2019, which begins on September 30, 2018. We have elected to not adopt the standard earlier. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). We plan to adopt the standard using the modified retrospective method. ASU 2014-09 will be applied to all contracts that are not completed as of September 30, 2018 and all new contracts entered into by the Company subsequent to September 30, 2018. All prior period financial statements and disclosures will be presented in accordance with Topic 605. We have established a cross-functional team to implement the new standard with respect to the recognition of revenue from contracts with customers. Based on our evaluation, we do not expect a material change to our current revenue recognition practices under the new guidance and the adoption of ASU 2014-09 in our fiscal year 2019 will not have a material impact on the Company’s financial statements.

In February 2016, the FASB issued accounting guidance that modifies lease accounting for lessees to increase transparency and comparability by recording lease assets and liabilities for operating leases and disclosing key information about leasing arrangements. The new standard will become effective for our fiscal year 2020, which begins on September 29, 2019. We will adopt the new guidance utilizing the modified retrospective transition method. We have reviewed the requirements of this standard and have formulated a plan for implementation. We are currently working on accumulating a complete population of leases from all of our locations and have selected a software repository to track all of our lease agreements and to assist in the reporting and disclosure requirements required by the standard. We will continue to assess and disclose the impact that this new guidance will have on our consolidated financial statements, disclosures and related controls, when known.

3.     BUSINESS COMBINATIONS
Fiscal 2018 Acquisitions
OR Laser
On March 8, 2018, we acquired OR Laser for approximately $47.4 million, excluding transaction costs. OR Laser produces laser-based material processing equipment for a variety of uses, including additive manufacturing, welding, cladding, marking, engraving and drilling. OR Laser’s operating results have been included in our Industrial Lasers & Systems segment. See Note 17, “Segment Information.”
Our preliminary allocation of the purchase price is as follows (in thousands):

Tangible assets:
Cash	$1,936
Accounts receivable	3,973
Inventories	2,360
Prepaid expenses and other assets	630
Property and equipment	1,515
Liabilities assumed	(5,119)
Deferred tax liabilities	(4,517)
Intangible assets:
Existing technology	14,100
Non-competition	200
Backlog	100
Customer relationships	700
Trademarks	50
Goodwill	31,456
Total	$47,384
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
We expensed $0.1 million and $0.5 million of acquisition-related costs as selling, general and administrative expenses in our condensed consolidated statement of operations for the three and nine months ended June 30, 2018, respectively.
Fiscal 2017 Acquisitions
Rofin

On November 7, 2016, we completed our acquisition of Rofin pursuant to the Merger Agreement dated March 16, 2016. Rofin is one of the world’s leading developers and manufacturers of high-performance industrial laser sources and laser-based solutions and components. Rofin’s operating results have been included primarily in our Industrial Lasers & Systems segment. See Note 17, “Segment Information.”

As a condition of the acquisition, we were required to divest and hold separate Rofin’s low power CO2 laser business based in Hull, United Kingdom (the “Hull Business”), and had reported this business separately as a discontinued operation until its divestiture. We completed the divestiture of the Hull Business on October 11, 2017, after receiving approval for the terms of the sale from the European Commission. See Note 19, “Discontinued Operations and Sale of Assets Held for Sale.”

The total purchase consideration has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on a valuation analysis.

The total purchase consideration allocated to net assets acquired was approximately $936.3 million and consisted of the following (in thousands):

Cash consideration to Rofin’s shareholders	$904,491
Cash settlement paid for Rofin employee stock options	15,290
Total cash payments to Rofin shareholders and option holders	919,781
Add: fair value of previously owned Rofin shares	20,685
Less: post-merger stock compensation expense	(4,152)
Total purchase price to allocate	$936,314

The acquisition was an all-cash transaction at a price of $32.50 per share of Rofin common stock. We funded the payment of the aggregate consideration with a combination of our available cash on hand and the proceeds from the Euro Term Loan described in Note 9, “Borrowings.” The total payment of $15.3 million due to the cancellation of options held by employees of Rofin was allocated between total estimated merger consideration of $11.1 million and post-merger stock-based compensation expense of $4.2 million based on the portion of the total service period of the underlying options that had not been completed by the merger date.

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

In-process research and development (“IPR&D”) consists of two projects that had not yet reached technological feasibility as of the date of the acquisition. Acquired IPR&D assets are initially recognized at fair value and are classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. The value assigned to IPR&D was determined by considering the value of the products under development to the overall development plan, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. During the development period, these assets will not be amortized as charges to earnings; instead these assets will be subject to periodic impairment testing. Upon successful completion of the development process for the acquired IPR&D projects, the assets would then be considered finite-lived intangible assets and amortization of the assets will commence. One project was completed in December 2017 and amortization for that project began in the quarter ending March 31, 2018. The other project has not been completed as of June 30, 2018, but is expected to be completed in fiscal 2019.

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

	Three Months Ended	Nine Months Ended
	July 1, 2017	July 1, 2017
Total net sales	$472,027	$1,294,841
Net income	$64,558	$159,260
Net income per share:
Basic	$2.63	$6.51
Diluted	$2.60	$6.44
The unaudited pro forma financial information above includes the net income of Rofin’s low power CO2 laser business based in Hull, United Kingdom, which was recorded as a discontinued operation in the three and nine months ended July 1, 2017. See Note 19, “Discontinued Operations and Sale of Assets Held for Sale.”

The unaudited pro forma financial information above reflects the following material adjustments:

•	Incremental amortization and depreciation expense related to the estimated fair value of identifiable intangible assets and property, plant and equipment from the purchase price allocation.

•	The exclusion of amortization of inventory step-up to its estimated fair value from the three and nine months ended July 1, 2017.

•	The exclusion of revenue adjustments as a result of the reduction in customer deposits and deferred revenue related to its estimated fair value from the nine months ended July 1, 2017.

•	Incremental interest expense and amortization of debt issuance costs related to our Euro Term Loan and Revolving Credit Facility (as defined in Note 9, “Borrowings”).

•	The exclusion of acquisition costs incurred by both Coherent and Rofin from the three and nine months ended July 1, 2017.

•	The exclusion of a stock-based compensation charge related to the acceleration of Rofin options from the nine months ended July 1, 2017.

•	The exclusion of a gain on business combination for our previously owned shares of Rofin from the nine months ended July 1, 2017.

•	The exclusion of a foreign exchange gain on forward contracts related to our debt commitment and debt issuance from the nine months ended July 1, 2017.

•	The estimated tax impact of the above adjustments.

4.     FAIR VALUES

We have not changed our valuation techniques in measuring the fair value of any financial assets and liabilities during the period. We recognize transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers between levels during the periods presented. As of June 30, 2018 and September 30, 2017, we did not have any assets or liabilities valued based on Level 3 valuations.

We measure the fair value of outstanding debt obligations for disclosure purposes on a recurring basis. As of June 30, 2018, the current and long-term portion of long-term obligations of $6.4 million and $422.3 million, respectively, are reported at amortized cost. These outstanding obligations are classified as Level 2 as they are not actively traded and are valued using a discounted cash flow model that uses observable market inputs. Based on the discounted cash flow model, the fair value of the outstanding debt approximates amortized cost.

Financial assets and liabilities measured at fair value as of June 30, 2018 and September 30, 2017 are summarized below (in thousands):

	Aggregate Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Aggregate Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	June 30, 2018			September 30, 2017
		(Level 1)	(Level 2)		(Level 1)	(Level 2)
Assets:
Cash equivalents:
Money market fund deposits	$24,277	$24,277	$—	$61,811	$61,811	$—
U.S. Treasury and agency obligations (1)	—	—	—	14,986	—	14,986
Commercial paper (1)	—	—	—	21,991	—	21,991
Short-term investments:
U.S. Treasury and agency obligations (1)	—	—	—	21,087	—	21,087
Corporate notes and obligations (1)	—	—	—	11,423	—	11,423
Prepaid and other assets:
Foreign currency contracts (2)	3,191	—	3,191	1,270	—	1,270
Money market fund deposits — Deferred comp and supplemental plan (3)	701	701	—	285	285	—
Mutual funds — Deferred comp and supplemental plan (3)	20,392	20,392	—	17,585	17,585	—
Total	$48,561	$45,370	$3,191	$150,438	$79,681	$70,757

Liabilities:
Other current liabilities:
Foreign currency contracts (3)	(1,213)	—	(1,213)	(1,475)	—	(1,475)
Total	$47,348	$45,370	$1,978	$148,963	$79,681	$69,282

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

(2)
The principal market in which we execute our foreign currency contracts is the institutional market in an over-the-counter environment with a relatively high level of price transparency. The market participants usually are large commercial banks. Our foreign currency contracts’ valuation inputs are based on quoted prices and quoted pricing intervals from public data sources and do not involve management judgment. See Note 6, “Derivative Instruments and Hedging Activities.”

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

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	June 30, 2018
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$232,458	$—	$—	$232,458

	September 30, 2017
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$443,066	$—	$—	$443,066

Short-term investments:
Available-for-sale securities:
U.S. Treasury and agency obligations	$21,074	$13	$—	$21,087
Corporate notes and obligations	11,390	34	(1)	11,423
Total short-term investments	$32,464	$47	$(1)	$32,510

There were no unrealized gains or losses at June 30, 2018.

The amortized cost and estimated fair value of available-for-sale investments in debt securities as of June 30, 2018 and September 30, 2017 classified as short-term investments on our condensed consolidated balance sheet were as follows (in thousands):

	June 30, 2018		September 30, 2017
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Investments in available-for-sale debt securities due in less than one year	$—	$—	$30,214	$30,251
Investments in available-for-sale debt securities due in one to five years (1)	$—	$—	$2,250	$2,259

(1) Classified as short-term investments because these securities are highly liquid and can be sold at any time.

During the three and nine months ended June 30, 2018, we received proceeds totaling $24.5 million and $26.9 million, respectively, from the sale of available-for-sale securities and realized no gross gains or losses. During the three and nine months ended July 1, 2017, we received proceeds totaling $0.0 million and $0.1 million, respectively, from the sale of available-for-sale securities and realized no gross gains or losses.

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

Non-Designated Derivatives

The outstanding notional contract and fair value asset (liability) amounts of non-designated hedge contracts, with maximum maturity of two months, are as follows (in thousands):

	U.S. Notional Contract Value		U.S. Fair Value
	June 30, 2018	September 30, 2017	June 30, 2018	September 30, 2017
Euro currency hedge contracts
Purchase	$122,343	$109,641	$(359)	$(1,397)
Sell	$(5,492)	$—	$72	$—

Japanese Yen currency hedge contracts
Sell	$(24,052)	$(25,126)	$459	$591

South Korean Won currency hedge contracts
Sell	$(36,772)	$(28,996)	$1,204	$551

Chinese RMB currency hedge contracts
Purchase	$6,589	$—	$(222)	$—
Sell	$(49,399)	$(13,744)	$1,415	$128

Singapore Dollar currency hedge contracts
Purchase	$33,351	$3,668	$(598)	$(4)

Other foreign currency hedge contracts
Purchase	$2,783	$—	$(34)	$—
Sell	$(3,508)	$(2,971)	$41	$(74)

The fair value of our derivative instruments is included in prepaid expenses and other assets and in other current liabilities in our Condensed Consolidated Balance Sheets. See Note 4, “Fair Values.”

During the three and nine months ended June 30, 2018, we recognized a loss of $4.6 million and a loss of $6.2 million, respectively, in other income (expense) for derivative instruments not designated as hedging instruments. During the three and nine months ended July 1, 2017, we recognized a gain of $5.6 million and a gain of $15.0 million, respectively, in other income (expense) for derivative instruments not designated as hedging instruments.

Designated Derivatives

Cash flow hedges related to anticipated transactions are designated and documented at the inception of the hedge when we enter into contracts for specific future transactions. Cash flow hedges are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of OCI in stockholder’s equity and is reclassified into earnings when the underlying transaction affects earnings. We had no cash flow hedges outstanding at June 30, 2018 or September 30, 2017. Changes in the fair value of currency forward contracts due to changes in time value are excluded from the assessment of effectiveness and recognized in other income (expense) as incurred. We classify the cash flows from the foreign exchange forward contracts that are accounted for as cash flow hedges in the same section as the underlying item, primarily within cash flows from operating activities since we do not designate our cash flow hedges as investing or financing activities.

During the three and nine months ended June 30, 2018 and July 1, 2017, we did not have any activities related to designated cash flow hedges.

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

7.    GOODWILL AND INTANGIBLE ASSETS

During the nine months ended June 30, 2018, we noted no indications of impairment or triggering events to cause us to review goodwill for potential impairment. We will conduct our annual goodwill testing during the fourth fiscal quarter.

The changes in the carrying amount of goodwill by segment for the period from September 30, 2017 to June 30, 2018 are as follows (in thousands):

	OEM Laser Sources	Industrial Lasers & Systems	Total
Balance as of September 30, 2017	$102,178	$315,516	$417,694
Additions (see Note 3)	—	31,456	31,456
Translation adjustments and other	(1,143)	(3,941)	(5,084)
Balance as of June 30, 2018	$101,035	$343,031	$444,066

Components of our amortizable intangible assets are as follows (in thousands):

	June 30, 2018			September 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Existing technology	$203,343	$(83,460)	$119,883	$208,341	$(66,793)	$141,548
Patents	—	—	—	330	(58)	272
Customer relationships	50,393	(20,347)	30,046	51,687	(14,259)	37,428
Trade name	5,888	(3,317)	2,571	6,171	(1,824)	4,347
In-process research & development	4,864	—	4,864	6,432	—	6,432
Total	$264,488	$(107,124)	$157,364	$272,961	$(82,934)	$190,027

For accounting purposes, when an intangible asset is fully amortized, it is removed from the disclosure schedule.

Amortization expense for intangible assets for the nine months ended June 30, 2018 and July 1, 2017 was $45.6 million and $44.3 million, respectively. The change in the accumulated amortization also includes $2.4 million (decrease) and $2.1 million (increase) of foreign exchange impact for the nine months ended June 30, 2018 and July 1, 2017, respectively.

At June 30, 2018, estimated amortization expense for the remainder of fiscal 2018, the next five succeeding fiscal years and all fiscal years thereafter are as follows (in thousands):

Estimated Amortization Expense
2018 (remainder)	$14,700
2019	56,129
2020	48,811
2021	17,058
2022	5,593
2023	3,054
Thereafter	7,155
Total (excluding IPR&D)	$152,500

8.     BALANCE SHEET DETAILS

Inventories consist of the following (in thousands):

	June 30, 2018	September 30, 2017
Purchased parts and assemblies	$139,956	$114,285
Work-in-process	188,420	159,784
Finished goods	166,591	140,738
Total inventories	$494,967	$414,807

Prepaid expenses and other assets consist of the following (in thousands):

	June 30, 2018	September 30, 2017
Prepaid and refundable income taxes	$39,261	$28,712
Other taxes receivable	17,967	15,327
Prepaid expenses and other assets	31,262	26,229
Total prepaid expenses and other assets	$88,490	$70,268

Other assets consist of the following (in thousands):

	June 30, 2018	September 30, 2017
Assets related to deferred compensation arrangements	$35,382	$31,008
Deferred tax assets	72,616	82,691
Other assets	7,631	12,942
Total other assets	$115,629	$126,641

Other current liabilities consist of the following (in thousands):

	June 30, 2018	September 30, 2017
Accrued payroll and benefits	$49,443	$72,327
Deferred revenue	22,559	65,237
Warranty reserve	35,912	36,149
Accrued expenses and other	35,348	34,215
Current liabilities held for sale (See Note 19)	—	7,021
Customer deposits	15,023	20,052
Total other current liabilities	$158,285	$235,001

Components of the reserve for warranty costs during the first nine months of fiscal 2018 and 2017 were as follows (in thousands):

	Nine Months Ended
	June 30, 2018	July 1, 2017
Beginning balance	$36,149	$15,949
Additions related to current period sales	41,681	27,854
Warranty costs incurred in the current period	(39,434)	(23,422)
Accruals resulting from acquisitions	179	14,314
Adjustments to accruals related to foreign exchange and other	(2,663)	(712)
Ending balance	$35,912	$33,983

Other long-term liabilities consist of the following (in thousands):

	June 30, 2018	September 30, 2017
Long-term taxes payable	$54,530	$35,866
Deferred compensation	38,898	34,160
Deferred tax liabilities	37,947	45,373
Deferred revenue	5,151	4,765
Asset retirement obligations liability	4,437	5,382
Defined benefit plan liabilities	39,968	39,454
Other long-term liabilities	1,045	1,390
Total other long-term liabilities	$181,976	$166,390

9.     BORROWINGS

With the March 8, 2018 acquisition of OR Laser, we assumed several term loans having an aggregate principal amount of $1.9 million as of March 31, 2018. In the three months ended June 30, 2018, we paid off $1.2 million of principal on these loans. The remaining aggregate principal amount was $0.6 million at June 30, 2018.

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

On November 7, 2016 (the “Closing Date”), we entered into a Credit Agreement by and among us, Coherent Holding BV & Co. K.G. (formerly Coherent Holding GmbH), as borrower (the “Borrower”), and certain of our direct and indirect subsidiaries from time to time party thereto, as guarantors, the lenders from time to time party thereto, Barclays Bank PLC, as administrative agent and an L/C Issuer, Bank of America, N.A., as an L/C Issuer, and MUFG Union Bank, N.A., as an L/C Issuer (the “Credit Agreement”). The Credit Agreement provided for a 670.0 million Euro senior secured term loan facility (the “Euro Term Loan”) and a $100.0 million senior secured revolving credit facility (the “Revolving Credit Facility”) with a $30.0 million letter of credit sublimit and a $10.0 million swing line sublimit. The Borrower may increase the aggregate revolving commitments or borrow incremental term loans in an aggregate principal amount not to exceed the sum of $150.0 million and an amount that would not cause the senior secured net leverage ratio to be greater than 2.75 to 1.00, subject to certain conditions, including obtaining additional commitments from the lenders then party to the Credit Agreement or new lenders. On November 7, 2016, the Borrower borrowed the full 670.0 million Euros under the Euro Term Loan and its proceeds were used to finance the acquisition of Rofin and pay related fees and expenses. On November 7, 2016, we also used 10.0 million Euros of the capacity under the Revolving Credit Facility for the issuance of a letter of credit.

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

In the first and second quarters of fiscal 2018 and during fiscal 2017, we made voluntary principal payments of 75.0 million Euros, 60.0 million Euros and 150.0 million Euros, respectively, on the Euro Term Loan. As of June 30, 2018, the outstanding principal amount of the Euro Term Loan was 373.3 million Euros. As of June 30, 2018, the outstanding principal amount of the Revolving Credit Facility was 10.0 million Euros.

Loans under the Credit Agreement bear interest, at the Borrower’s option, at a rate equal to either (i)(x) in the case of calculations with respect to U.S. Dollars or certain other alternative currencies, the London interbank offered rate (the “LIBOR”) or (y) in the case of calculations with respect to the Euro, the euro interbank offered rate (“EURIBOR” and, together with LIBOR), the “Eurocurrency Rate”) or (ii) a base rate (the “Base Rate”) equal to the highest of (x) the federal funds rate, plus 0.50%, (y) the prime rate then in effect and (z) the Eurocurrency Rate for loans denominated in U.S. dollars applicable to a one-month interest period, plus 1.0%, in each case, plus an applicable margin. The applicable margin for Euro Term Loan borrowed as Eurocurrency Rate loans, is 3.50% initially, and following the first anniversary of the Closing Date ranges from 3.50% to 3.00% depending on the consolidated total gross leverage ratio at the time of determination. For Euro Term Loan borrowed as Base Rate loans, the applicable margin initially is 2.50%, and following the first anniversary of the Closing Date ranges from 2.50% to 2.00% depending upon the consolidated total gross leverage ratio at the time of determination. The applicable margin for revolving loans borrowed as Eurocurrency Rate loans, ranges from 4.25% to 3.75%, and for revolving loans borrowed as Base Rate loans, ranges from 3.25% to 2.75%, in each case, based on the consolidated total gross leverage ratio at the time of determination. Interest on Base Rate Loans is payable quarterly in arrears. Interest on Eurocurrency Rate loans is payable at the end of the applicable interest period (or at three month intervals if the interest period exceeds three months). Interest periods for Eurocurrency Rate loans may be, at the Borrower’s option, one, two, three or six months.

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

As our consolidated total gross leverage ratio for Coherent and its restricted subsidiaries was less than 1.50:1.00 as of March 31, 2018, on May 8, 2018, the applicable interest rate margins with respect to the Euro Term Loans were stepped down to 1.00% for Euro Term Loans maintained as Base Rate loans and 2.00% for Euro Term Loans maintained as Eurocurrency Rate loans.

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

The Credit Agreement contains customary affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations, and negative covenants, including covenants limiting the ability of us and our subsidiaries to, among other things, incur debt, grant liens, make investments, make certain restricted payments, transact with affiliates, and sell assets. The Credit Agreement also requires us and our subsidiaries to maintain a senior secured net leverage ratio as of the last day of each fiscal quarter of less of than or equal to 3.50 to 1.00. The Credit Agreement contains customary events of default that include, among other things, payment defaults, cross defaults with certain other indebtedness, violation of covenants, inaccuracy of representations and warranties in any material respect, change in control of us and the Borrower, judgment defaults, and bankruptcy and insolvency events. If an event of default exists, the lenders may require the immediate payment of all Obligations, as defined in the Credit Agreement, and may exercise certain other rights and remedies provided for under the Credit Agreement, the other loan documents and applicable law. The acceleration of such obligations is automatic upon the occurrence of a bankruptcy and insolvency event of default. We were in compliance with all covenants at June 30, 2018.

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

Additional sources of cash available to us were international currency lines of credit and bank credit facilities totaling $27.9 million as of June 30, 2018, of which $21.2 million was unused and available. These unsecured international credit facilities were used in Europe and Japan during the first nine months of fiscal 2018. As of June 30, 2018, we had utilized $6.1 million of the international credit facilities as guarantees in Europe and $0.6 million of the international credit facilities as borrowings in Japan.

Short-term borrowings and current portion of long-term obligations consist of the following (in thousands):

	June 30, 2018	September 30, 2017
Current portion of Euro Term Loan (1)	$4,445	$3,230
1.3% Term loan due 2024	1,454	1,477
1.0% State of Connecticut term loan due 2023	373	371
OR Laser loans	158	—
Line of credit borrowings	646	—
Total short-term borrowings and current portion of long-term obligations	$7,076	$5,078
(1) Net of debt issuance costs of $3.4 million and $4.7 million at June 30, 2018 and September 30, 2017, respectively.

Long-term obligations consist of the following (in thousands):

	June 30, 2018	September 30, 2017
Euro Term Loan due 2024 (1)	$412,716	$578,356
1.3% Term loan due 2024	7,635	8,865
1.0% State of Connecticut term loan due 2023	1,500	1,780
OR Laser loans	434	—
Total long-term obligations	$422,285	$589,001
(1) Net of debt issuance costs of $13.8 million and $20.4 million at June 30, 2018 and September 30, 2017, respectively.

Contractual maturities of our debt obligations as of June 30, 2018 are as follows (in thousands):

Amount
2018 (remainder)	$2,559
2019	9,728
2020	9,727
2021	9,720
2022	9,712
2023	9,575
Thereafter	394,801
Total	$445,822

10.  STOCK-BASED COMPENSATION

Fair Value of Stock Compensation

We recognize compensation expense for all share based payment awards based on the fair value of such awards. The expense is recognized on a straight-line basis over the respective requisite service period of the awards.

Determining Fair Value

The fair values of shares purchased under the Employee Stock Purchase Plan (“ESPP”) for the three and nine months ended June 30, 2018 and July 1, 2017, respectively, were estimated using the following weighted-average assumptions:

	Employee Stock Purchase Plan
	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Expected life in years	0.5	0.5	0.5	0.5
Expected volatility	50.5%	34.5%	50.2%	30.8%
Risk-free interest rate	1.80%	0.85%	1.45%	0.62%
Expected dividend yield	—%	—%	—%	—%
Weighted average fair value per share	$59.73	$47.36	68.83	$32.30

There were no stock options granted during the three and nine months ended June 30, 2018 and July 1, 2017.

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

	Nine Months Ended
	June 30, 2018	July 1, 2017
Risk-free interest rate	1.7%	1.3%
Volatility	37.0%	31.0%
Weighted average fair value	$315.05	$163.17

We recognize the estimated cost of these awards, as determined under the simulation model, over the related service period of approximately 3 years, with no adjustment in future periods based upon the actual shareholder return over the performance period.

Stock Compensation Expense

The following table shows total stock-based compensation expense and related tax benefits included in the condensed consolidated statements of operations for the three and nine months ended June 30, 2018 and July 1, 2017 (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Cost of sales	$1,168	$880	$3,174	$2,618
Research and development	838	639	2,378	2,289
Selling, general and administrative	6,577	5,373	18,517	18,323
Income tax benefit	(1,034)	(1,851)	(3,818)	(5,155)
	$7,549	$5,041	$20,251	$18,075

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

During the three and nine months ended June 30, 2018, $1.2 million and $3.5 million, respectively, was capitalized into inventory for all stock plans, $1.2 million and $3.2 million, respectively, was amortized to cost of sales and $1.5 million remained in inventory at June 30, 2018. During the three and nine months ended July 1, 2017, $0.9 million and $2.6 million, respectively, was capitalized into inventory for all stock plans, $0.9 million and $2.4 million, respectively, was amortized to cost of sales and $1.1 million remained in inventory at July 1, 2017.

At June 30, 2018, the total compensation cost related to unvested stock-based awards granted to employees under our stock plans but not yet recognized was approximately $43.6 million. We do not estimate forfeitures. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 1.5 years.

Stock Awards Activity

The following table summarizes the activity of our time-based and performance restricted stock units for the first nine months of fiscal 2018 (in thousands, except per share amounts):

	Time Based Restricted Stock Units		Performance Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested stock at September 30, 2017	399	$118.83	176	$105.34
Granted	98	255.64	78	315.05
Vested (1)	(213)	88.43	(95)	70.57
Forfeited	(6)	116.70	—	—
Nonvested stock at June 30, 2018	278	$155.03	159	$155.76

__________________________________________
(1)Service-based restricted stock units vested during the fiscal year. Performance-based restricted stock units included at 100% of target goal; under the terms of the awards, the recipient may earn between 0% and 200% of the award.

11.      COMMITMENTS AND CONTINGENCIES

We are subject to legal claims and litigation arising in the ordinary course of business, such as product liability, employment or intellectual property claims, including, but not limited to, the matters described below. On May 14, 2013, IMRA America (“Imra”) filed a complaint for patent infringement against two of our subsidiaries in the Regional Court of Düsseldorf, Germany, captioned In re IMRA America Inc. versus Coherent Kaiserslautern GmbH et. al. 4b O 38/13. The complaint alleges that the use of certain of the Company’s lasers infringes upon EP Patent No. 754,103, entitled “Method For Controlling Configuration of Laser Induced Breakdown and Ablation,” issued November 5, 1997. The patent, now expired in all jurisdictions, is owned by the University of Michigan and licensed to Imra. The complaint seeks unspecified compensatory damages, the cost of court proceedings and seeks to permanently enjoin the Company from infringing the patent in the future. Following the filing of the infringement suit, our subsidiaries filed a separate nullity action with the Federal Patent Court in Munich, Germany requesting that the court hold that the Patent was invalid based on prior art. On October 1, 2015, the Federal Patent Court ruled that the German portion of the Patent was invalid. Imra has appealed this decision to the Federal Court of Justice, the highest civil jurisdiction court in Germany. On March 27, 2018, the Federal Court of Justice dismissed Imra’s appeal effectively ending the case in favor of Coherent.

Although we do not expect that such legal claims and litigation will ultimately have a material adverse effect on our consolidated financial position, results of operations or cash flows, an adverse result in one or more matters could negatively affect our results in the period in which they occur.

On November 7, 2016, we entered into a Credit Agreement, which was amended on May 8, 2017. See Note 9, “Borrowings” for further discussion of the issuance of the financing.

12.      STOCK REPURCHASES

On February 6, 2018, our board of directors authorized a buyback program authorizing the Company to repurchase up to $100.0 million of our common stock from time to time through January 31, 2019. During the three and nine months ended June 30, 2018, we repurchased and retired 574,946 shares of outstanding common stock under this plan at an average price of $173.91 per share for a total of $100.0 million.

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

The following table presents information necessary to calculate basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Weighted average shares outstanding—basic	24,658	24,537	24,684	24,460
Dilutive effect of employee stock awards	219	286	287	281
Weighted average shares outstanding—diluted	24,877	24,823	24,971	24,741

Net income from continuing operations	$66,970	$62,871	174,175	135,757
Loss from discontinued operations, net of income taxes	—	(1,754)	(2)	(2,387)
Net income	$66,970	$61,117	$174,173	133,370

A total of 114,489 and 25,864 potentially dilutive securities have been excluded from the diluted share calculation for the three and nine months ended June 30, 2018, respectively, as their effect was anti-dilutive.

A total of 0 and 0 potentially dilutive securities have been excluded from the diluted share calculation for the three and nine months ended July 1, 2017, respectively, as their effect was anti-dilutive.

14.  OTHER INCOME (EXPENSE)

Other income (expense) is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Foreign exchange gain (loss)	$(2,605)	$(2,439)	$(8,015)	$7,928
Gain on deferred compensation investments, net	353	1,136	2,929	2,831
Other	(1,080)	573	(695)	112
Other—net	$(3,332)	$(730)	$(5,781)	$10,871

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

The reduction of the U.S. corporate income tax rate adjusts our U.S. deferred tax assets and liabilities to the lower U.S. federal tax rate of 21.0%. There are also certain transitional impacts of the Tax Act. As part of the transition to the new territorial tax system, the Tax Act imposes a one-time deemed repatriation tax on our foreign subsidiaries’ historical earnings. These transitional impacts resulted in a provisional net charge of $41.7 million for the quarter ended December 30, 2017. This is comprised of an estimated deemed repatriation tax charge of $48.7 million less a previously recorded deferred tax liability of $20.3 million for anticipated repatriation of our investment in a foreign subsidiary, plus an estimated deferred tax remeasurement charge of $13.3 million.

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

Our effective tax rates on income from continuing operations before income taxes for the three and nine months ended June 30, 2018 were 27.9% and 38.9%, respectively. Our effective tax rate for the three months ended June 30, 2018 was higher than the effective U.S. federal blended tax rate of 24.5% primarily due to the impact of income subject to foreign tax rates that are higher than the U.S. tax rates. This amount is partially offset by the benefit of foreign tax credits, the benefit of federal research and development tax credits, the benefit of a domestic manufacturing deduction under IRC Section 199 and the Singapore tax exemption. Our effective tax rate for the nine months ended June 30, 2018 was higher than the effective U.S. federal blended tax rate of 24.5% primarily due to the Tax Act one-time mandatory deemed repatriation transition tax, the impact of income subject to foreign tax rates that are higher than the U.S. tax rates, the remeasurement of deferred tax assets and liabilities based on the newly enacted U.S. federal tax rate of 21.0%, stock-based compensation not deductible for tax purposes and limitations on the deductibility of compensation under IRC Section 162(m). These amounts are partially offset by the excess tax benefits from stock award exercises and restricted stock unit vesting, the benefit of foreign tax credits, the benefit of federal research and development tax credits, the benefit of a domestic manufacturing deduction under IRC Section 199 and the Singapore tax exemption.

Our effective tax rates on income from continuing operations before income taxes for the three and nine months ended July 1, 2017 were 32.1% and 32.4%, respectively. Our effective tax rates for the three and nine months ended July 1, 2017 were lower than the U.S. federal rate of 35.0% primarily due to differences related to the benefit of income subject to foreign tax rates that are lower than U.S. tax rates including the Singapore tax exemption, the benefit of foreign tax credits and the benefit of federal research and development tax credits. These amounts were partially offset by Rofin transaction costs not deductible for tax purposes, tax costs of Rofin restructuring, ASC 740-10 (formerly FIN48) tax liabilities for transfer pricing, stock-based compensation not deductible for tax purposes and limitations on the deductibility of compensation under IRC Section 162(m).

We adopted ASU No. 2016-09 in the first quarter of fiscal 2018. As a result of adopting the new standard, excess tax benefits from equity-based compensation are now reflected in the condensed consolidated statements of operations as a component of the provision for income taxes. The adoption of ASU No. 2016-09 resulted in a decrease in our provision for income taxes of $0.0 million and $12.8 million for the three and nine months ended June 30, 2018, respectively, due to the recognition of excess tax benefits for options exercised and the vesting of equity awards.

16.  DEFINED BENEFIT PLANS

Components of net periodic cost were as follows for the three and nine months ended June 30, 2018 and July 1, 2017 (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Service cost	$424	$566	$1,251	$1,409
Interest cost	194	279	549	729
Expected return on plan assets	(99)	(184)	(297)	(490)
Amortization of prior service cost	64	19	166	50
Amortization of prior net loss	—	139	—	370
Amortization of unrecognized gain from OCI	(503)	—	(1,117)	—
Recognized net actuarial loss	(69)	387	(26)	845
Net periodic pension cost	$11	$1,206	$526	$2,913

17.  SEGMENT INFORMATION

At June 30, 2018, we were organized into two reporting segments, OEM Laser Sources (“OLS”) and Industrial Lasers & Systems (“ILS”), based upon our organizational structure and how the chief operating decision maker (“CODM”) receives and utilizes information provided to allocate resources and make decisions. This segmentation reflects the go-to-market strategies and synergies for our broad portfolio of laser technologies and products. While both segments deliver cost-effective, highly reliable photonics solutions, the OLS business segment is focused on high performance laser sources and complex optical sub-systems, typically used in microelectronics manufacturing, medical diagnostics and therapeutic medical applications, as well as in scientific research. Our ILS business segment delivers high performance laser sources, sub-systems and tools primarily used for industrial laser materials processing, serving important end markets like automotive, machine tool, consumer goods and medical device manufacturing. Rofin’s operating results have been included primarily in our ILS segment. OR Laser’s operating results have been included in our ILS segment.

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

Our Chief Executive Officer has been identified as the CODM, as he assesses the performance of the segments and decides how to allocate resources to the segments. Income from continuing operations is the measure of profit and loss that our CODM uses to assess performance and make decisions. As assets are not a measure used to assess the performance of the company by the CODM, asset information is not tracked or compiled by segment and is not available to be reported in our disclosures. Income from operations represents the net sales less the cost of sales and direct operating expenses incurred within the operating segments as well as allocated expenses such as shared sales and manufacturing costs. We do not allocate to our operating segments certain operating expenses which we manage separately at the corporate level. These unallocated costs include stock-based compensation and corporate functions (certain research and development, management, finance, legal and human resources) and are included in the results below under Corporate and other in the reconciliation of operating results. Management does not consider unallocated Corporate and other costs in its measurement of segment performance.

The following table provides net sales and income from continuing operations for our operating segments and a reconciliation of our total income from continuing operations to income from continuing operations before income taxes (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net sales:
OEM Laser Sources	$315,538	$309,925	$958,333	$825,805
Industrial Lasers & Systems	166,804	154,182	482,692	407,208
Total net sales	$482,342	$464,107	$1,441,025	$1,233,013

Income (loss) from continuing operations:
OEM Laser Sources	$117,948	$120,586	$362,785	$307,046
Industrial Lasers & Systems	(292)	(1,493)	2,093	(29,571)
Corporate and other	(17,132)	(18,516)	(54,370)	(63,609)
Total income from continuing operations	100,524	100,577	310,508	213,866
Total other income (expense), net	(7,625)	(7,942)	(25,635)	(13,025)
Income from continuing operations before income taxes	$92,899	$92,635	$284,873	$200,841

Major Customers

We had one customer during the three and nine months ended June 30, 2018 that accounted for 30.0% and 28.4%, respectively, of net sales. The same customer accounted for 28.2% and 25.3% of net sales for the three and nine months ended July 1, 2017, respectively. The customer purchased primarily from our OLS segment.

We had one customer that accounted for 30.9% and 19.0% of accounts receivable at June 30, 2018 and September 30, 2017, respectively. We had another customer that accounted for 10.0% of accounts receivable at September 30, 2017. The customers purchased primarily from our OLS segment.

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

The following table presents our current liability as accrued on our balance sheets for restructuring charges. The table sets forth an analysis of the components of the restructuring charges and payments and other deductions made against the accrual for the first three and nine months of fiscal 2018 and 2017 (in thousands):

	Severance Related	Asset Write-Offs	Other	Total
Balances, September 30, 2017	$1,301	$—	$—	$1,301
Provision	629	430	105	1,164
Payments and other	(755)	(430)	(105)	(1,290)
Balances, December 30, 2017	1,175	—	—	1,175
Provision	599	9	118	726
Payments and other	(841)	(9)	(118)	(968)
Balances, March 31, 2018	933	—	—	933
Provision	306	1,221	(334)	1,193
Payments and other	(415)	(1,221)	523	(1,113)
Balances, June 30, 2018	$824	$—	$189	$1,013

	Severance Related	Asset Write-Offs	Other	Total
Balances, October 1, 2016	$—	$—	$—	$—
Provision	2,703	4,359	—	7,062
Payments and other	(344)	(4,359)	—	(4,703)
Balances, December 31, 2016	2,359	—	—	2,359
Provision	319	(45)	283	557
Payments and other	(892)	45	(104)	(951)
Balances, April 1, 2017	1,786	—	179	1,965
Provision	1,115	82	303	1,500
Payments and other	(1,793)	(82)	(130)	(2,005)
Balances, July 1, 2017	$1,108	$—	$352	$1,460
At June 30, 2018, $1.0 million of accrued restructuring costs were included in other current liabilities. The current year severance related costs are primarily comprised of severance pay for employees being terminated due to the consolidation of certain manufacturing sites. The current year asset write-offs are primarily comprised of inventory and equipment write-offs due to consolidation of certain manufacturing sites. The severance related costs in the first three and nine months of fiscal 2017 are primarily comprised of severance pay for employees being terminated due to the transition of activities out of Rofin including change of control payments to Rofin officers and the consolidation of sales and distribution offices. The asset write-offs in the first three and nine months of fiscal 2017 are primarily comprised of write-offs of inventory and equipment due to exiting our legacy high power fiber laser product line and inventory write-offs due to the exit of other Rofin product lines.

By segment, $1.0 million and $2.0 million of restructuring costs were incurred in the ILS segment and $0.2 million and $1.1 million were incurred in the OLS segment in the three and nine months ended June 30, 2018, respectively. $1.5 million and $8.6 million of restructuring costs were incurred in the ILS segment and $0.0 million and $0.5 million were incurred in the OLS segment in the three and nine months ended July 1, 2017, respectively. Restructuring charges are recorded in cost of sales, research and development and selling, general and administrative expenses in our condensed consolidated statements of operations.

19.  DISCONTINUED OPERATIONS AND SALE OF ASSETS HELD FOR SALE

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

The results of discontinued operations for the three and nine months ended June 30, 2018 and July 1, 2017 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net sales	$—	$7,920	$—	$20,296
Cost of sales	—	5,349	—	14,337
Operating expenses	—	2,771	—	6,924
Impairment loss	—	1,249	—	1,249
Other expense	—	5	—	173
Loss from discontinued operations	—	(1,454)	—	(2,387)
Loss on disposal of discontinued operations	—	—	(2)	—
Total loss on discontinued operations	—	(1,454)	(2)	(2,387)
Income tax expense (benefit)	—	300	—	—
Net loss from discontinued operations	$—	$(1,754)	$(2)	$(2,387)
Assets Held for Sale
Due to the divestiture of the Hull Business on October 11, 2017, there are no assets or liabilities related to the Hull Business classified as held for sale as of June 30, 2018. Current assets and current liabilities classified as held for sale as of September 30, 2017 related to the Hull Business are as follows (in thousands):

September 30, 2017
Cash	$33
Accounts receivable	6,931
Inventories	5,586
Prepaid expenses and other assets	607
Property and equipment	10,705
Intangible assets	11,400
Total current assets held for sale	$35,262

Accounts payable	$1,129
Other current liabilities	4,875
Total current liabilities held for sale	$6,004

In the fourth quarter of fiscal 2017, management decided to sell several entities that we acquired in the Rofin acquisition. Although the sale was not completed as of the end of fiscal 2017, we recorded a non-cash impairment charge of $2.9 million to operating expense in our results of operations in the fourth quarter of fiscal 2017 to reduce our carrying value in these entities to fair value. In the first and second quarters of fiscal 2018, we recorded additional non-cash impairment charges (recoveries) of $0.3 million and $(0.5) million, respectively, to operating expense in our results of operations to reduce our carrying value in these entities to fair value. On April 27, 2018, we completed the sale of these entities acquired in the Rofin acquisition in exchange for cash of $6.3 million and we recognized an additional loss on the sale of $0.5 million in the third quarter of fiscal 2018, for a net loss of $0.3 million in the nine months ended June 30, 2018.

Due to the sale of these entities acquired in the Rofin acquisition on April 27, 2018, there are no assets or liabilities related to these entities classified as held for sale as of June 30, 2018. Current assets and current liabilities classified as held for sale as of September 30, 2017 related to continuing operations are as follows (in thousands):

September 30, 2017
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

We are organized into two reporting segments: OEM Laser Sources (“OLS”) and Industrial Lasers & Systems (“ILS”), based on the organizational structure of the company and how the chief operating decision maker (“CODM”) receives and utilizes information provided to allocate resources and make decisions. This segmentation reflects the go-to-market strategies and synergies for our broad portfolio of laser technologies and products. While both segments deliver cost-effective, highly reliable photonics solutions, the OLS business segment is focused on high performance laser sources and complex optical sub-systems typically used in microelectronics manufacturing, medical diagnostics and therapeutic medical applications, as well as in scientific research. Our ILS business segment delivers high performance laser sources, sub-systems and tools primarily used for industrial laser materials processing, serving important end markets like automotive, machine tool, consumer goods and medical device manufacturing.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We have identified the following as the items that require the most significant judgment and often involve complex estimation: revenue recognition, business combinations, accounting for long-lived assets (including goodwill and intangible assets), inventory valuation, warranty reserves, stock-based compensation and accounting for income taxes. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for our fiscal year ended September 30, 2017.

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

	Three Months Ended
	June 30, 2018	July 1, 2017	Change	% Change
	(Dollars in thousands)
Net sales—OEM Laser Sources	$315,538	$309,925	$5,613	1.8%
Net sales—Industrial Lasers & Systems	$166,804	$154,182	$12,622	8.2%
Gross profit as a percentage of net sales—OEM Laser Sources	52.3%	53.8%	(1.5)%	(2.8)%
Gross profit as a percentage of net sales—Industrial Lasers & Systems	26.6%	26.9%	(0.3)%	(1.1)%
Research and development as a percentage of net sales	7.1%	6.6%	0.5%	7.6%
Income from continuing operations before income taxes	$92,899	$92,635	$264	0.3%
Net cash provided by operating activities	$194	$90,923	$(90,729)	(99.8)%
Days sales outstanding in receivables	63.0	53.9	9.1	16.9%
Annualized third quarter inventory turns	2.2	2.6	(0.4)	(15.4)%
Capital spending as a percentage of net sales	4.4%	3.4%	1.0%	29.4%
Net income from continuing operations as a percentage of net sales	13.9%	13.6%	0.3%	2.2%
Adjusted EBITDA as a percentage of net sales	29.1%	30.6%	(1.5)%	(4.9)%

	Nine Months Ended
	June 30, 2018	July 1, 2017	Change	% Change
	(Dollars in thousands)
Net sales—OEM Laser Sources	$958,333	$825,805	$132,528	16.0%
Net sales—Industrial Lasers & Systems	$482,692	$407,208	$75,484	18.5%
Gross profit as a percentage of net sales— OEM Laser Sources	53.1%	53.3%	(0.2)%	(0.4)%
Gross profit as a percentage of net sales—Industrial Lasers & Systems	27.9%	22.3%	5.6%	25.1%
Research and development as a percentage of net sales	7.0%	7.1%	(0.1)%	(1.4)%
Income from continuing operations before income taxes	$284,873	$200,841	$84,032	41.8%
Net cash provided by operating activities	$132,993	$285,282	$(152,289)	(53.4)%
Capital spending as a percentage of net sales	4.6%	3.7%	0.9%	24.3%
Net income from continuing operations as a percentage of net sales	12.1%	11.0%	1.1%	10.0%
Adjusted EBITDA as a percentage of net sales	29.6%	29.5%	0.1%	0.3%

Net Sales

Net sales include sales of lasers, laser tools, related accessories and service. Net sales for the third quarter of fiscal 2018 increased 1.8% in our OLS segment and increased 8.2% in our ILS segment from the same quarter one year ago. Net sales for the first nine months of fiscal 2018 increased 16.0% in our OLS segment and increased 18.5% in our ILS segment from the same period one year ago. For a description of the reasons for changes in net sales refer to the “Results of Operations” section of this quarterly report.

Gross Profit as a Percentage of Net Sales

Gross profit as a percentage of net sales (“gross profit percentage”) is calculated as gross profit for the period divided by net sales for the period. Gross profit percentage in the third quarter of fiscal 2018 decreased to 52.3% from 53.8% in our OLS segment and decreased to 26.6% from 26.9% in our ILS segment from the same quarter one year ago. Gross profit percentage in the first nine months of fiscal 2018 decreased to 53.1% from 53.3% in our OLS segment and increased to 27.9% from 22.3% in our ILS segment from the same period one year ago. For a description of the reasons for changes in gross profit refer to the “Results of Operations” section of this quarterly report.

Research and Development as a Percentage of Net Sales

Research and development as a percentage of net sales (“R&D percentage”) is calculated as research and development expense for the period divided by net sales for the period. Management considers R&D percentage to be an important indicator in managing our business as investing in new technologies is a key to future growth. R&D percentage increased to 7.1% for the third quarter of fiscal 2018 from 6.6% for the same quarter one year ago and decreased to 7.0% for the first nine months of fiscal 2018 from 7.1% for the same period one year ago. For a description of the reasons for changes in R&D spending refer to the “Results of Operations” section of this quarterly report.

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

Days Sales Outstanding in Receivables

We calculate days sales outstanding (“DSO”) in receivables as net receivables at the end of the period divided by net sales during the period and then multiplied by the number of days in the period, using 90 days for quarters. DSO in receivables indicates how well we are managing our collection of receivables, with lower DSO in receivables resulting in higher working capital availability. The more money we have tied up in receivables, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business. Our DSO in receivables for the third quarter of fiscal 2018 increased to 63.0 days from 53.9 days compared to the same quarter one year ago. The increase was primarily due to a significantly higher concentration of sales in the last month of the quarter of ELA tools used in the Asian flat panel display market. Additionally, a large amount of receivables from this market was collected in the beginning of July 2018.

Annualized Third Quarter Inventory Turns

We calculate annualized third quarter inventory turns as the cost of sales during the third quarter annualized and divided by net inventories at the end of the third quarter. This indicates how well we are managing our inventory levels, with higher inventory turns resulting in more working capital availability and a higher return on our investments in inventory. The more money we have tied up in inventory, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business. Our annualized inventory turns for the third quarter of fiscal 2018 decreased to 2.2 from 2.6 turns compared to the same quarter a year ago primarily due to inventory increases to support demand for both sales and service of our large ELA tools and their increased installed base as well as sales of our high power fiber laser systems.

Capital Spending as a Percentage of Net Sales

Capital spending as a percentage of net sales (“capital spending percentage”) is calculated as capital expenditures for the period divided by net sales for the period. Capital spending percentage indicates the extent to which we are expanding or improving our operations including investments in technology and equipment. Management monitors capital spending levels as this assists us in measuring our cash flows, net of capital expenditures. Our capital spending percentage increased to 4.4% for the third quarter of fiscal 2018 from 3.4% for the third quarter of fiscal 2017, and increased to 4.6% for the first nine months of fiscal 2018 from 3.7% for the first nine months of fiscal 2017 in each case primarily due to investments made to expand our manufacturing capacity in several manufacturing sites in Germany and South Korea, higher purchases of production-related assets and higher spending on information technology infrastructure and office consolidations to support our integration of Rofin. These increases were partially offset by higher revenues in the fiscal 2018 periods.

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

We utilize a number of different financial measures, both GAAP and non-GAAP, such as adjusted EBITDA as a percentage of net sales, in analyzing and assessing our overall business performance, for making operating decisions and for forecasting and planning future periods. We consider the use of non-GAAP financial measures helpful in assessing our current financial performance and ongoing operations. While we use non-GAAP financial measures as a tool to enhance our understanding of certain aspects of our financial performance, we do not consider these measures to be a substitute for, or superior to, the information provided by GAAP financial measures. We provide adjusted EBITDA in order to enhance investors’ understanding of our ongoing operations. This measure is used by some investors when assessing our performance.
Below is the reconciliation of our net income from continuing operations as a percentage of net sales to our adjusted EBITDA as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net income from continuing operations as a percentage of net sales	13.9%	13.5%	12.1%	11.0%
Income tax expense	5.4%	6.4%	7.7%	5.3%
Interest and other income (expense), net	1.7%	2.0%	2.0%	1.3%
Depreciation and amortization	5.9%	5.8%	5.9%	6.1%
Restructuring charges	0.2%	0.3%	0.2%	0.7%
Purchase accounting step-up	0.1%	1.0%	—%	2.2%
Gain on business combination	—%	—%	—%	(0.4)%
Impairment and other charges	0.1%	—%	—%	—%
Costs related to acquisitions	—%	0.1%	—%	1.4%
Stock-based compensation	1.8%	1.5%	1.7%	1.9%
Adjusted EBITDA as a percentage of net sales	29.1%	30.6%	29.6%	29.5%

SIGNIFICANT EVENTS
Acquisitions and divestitures
On April 27, 2018, we completed the sale of several entities that we acquired in the Rofin acquisition. See Note 19, “Discontinued Operations and Sale of Assets Held for Sale” in the Notes to Condensed Consolidated Financial Statements.

On March 8, 2018, we acquired privately held O.R. Lasertechnologie GmbH and certain assets of its U.S.-based affiliate (collectively “OR Laser”) for approximately $47.4 million, excluding transaction costs. OR Laser produces laser-based material processing equipment for a variety of uses, including additive manufacturing, welding, cladding, marking, engraving and drilling. See Note 3, “Business Combinations” in the Notes to Condensed Consolidated Financial Statements.

On November 7, 2016, we completed our acquisition of Rofin pursuant to the Merger Agreement dated March 16, 2016. Rofin is one of the world’s leading developers and manufacturers of high-performance industrial laser sources and laser-based solutions and components. As a condition of the acquisition, we were required to divest and hold separate Rofin’s low power CO2 laser business based in Hull, United Kingdom (the “Hull Business”), and reported this business separately as a discontinued operation until its divestiture. We completed the divestiture of the Hull Business on October 11, 2017, after receiving approval for the terms of the sale from the European Commission. See Note 19, “Discontinued Operations and Assets Held for Sale” in the Notes to Condensed Consolidated Financial Statements.

Stock repurchases
On February 6, 2018, our board of directors authorized a buyback program authorizing the Company to repurchase up to $100.0 million of our common stock from time to time through January 31, 2019. During the three and nine months ended

June 30, 2018, we repurchased and retired 574,946 shares of outstanding common stock under this plan at an average price of $173.91 per share for a total of $100.0 million.

RESULTS OF OPERATIONS

CONSOLIDATED SUMMARY

The following table sets forth, for the periods indicated, the percentage of total net sales represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	56.8%	55.4%	55.5%	57.2%
Gross profit	43.2%	44.6%	44.5%	42.8%
Operating expenses:
Research and development	7.1%	6.6%	7.0%	7.1%
Selling, general and administrative	14.6%	15.6%	15.3%	17.7%
Gain on business combination	—%	—%	—%	(0.4)%
Impairment and other charges	0.1%	—%	—%	—%
Amortization of intangible assets	0.5%	0.8%	0.6%	1.1%
Total operating expenses	22.3%	23.0%	22.9%	25.5%
Income from operations	20.9%	21.6%	21.6%	17.3%
Other income (expense), net	(1.6)%	(1.6)%	(1.8)%	(1.0)%
Income from continuing operations before income taxes	19.3%	20.0%	19.8%	16.3%
Provision for income taxes	5.4%	6.4%	7.7%	5.3%
Net income from continuing operations	13.9%	13.6%	12.1%	11.0%

Net income from continuing operations for the third quarter of fiscal 2018 was $67.0 million ($2.69 per diluted share). This included $10.9 million after-tax amortization of intangible assets, $7.5 million of after-tax stock-based compensation expense, $0.9 million of after-tax restructuring costs, $0.6 million impairment and other charges, $0.3 million after-tax amortization of purchase accounting inventory and favorable lease step up and $0.1 million of after-tax acquisition costs. Net income from continuing operations for the third quarter of fiscal 2017 was $62.9 million ($2.53 per diluted share) including $10.9 million after-tax amortization of intangible assets, $5.0 million of after-tax stock-based compensation expense, $3.2 million after-tax amortization of purchase accounting inventory step-up, $1.1 million of after-tax restructuring costs and $0.3 million of after tax costs related to our acquisition of Rofin.

Net income from continuing operations for the first nine months of fiscal 2018 was $174.2 million ($6.98 per diluted share). This included $32.6 million after-tax amortization of intangible assets, $20.3 million of after-tax stock-based compensation expense, $2.3 million of after-tax restructuring costs, $0.8 million impairment and other charges, $0.6 million after-tax amortization of purchase accounting inventory and favorable lease step up, $0.5 million of after-tax acquisition costs, $41.7 million of tax charges due to the U.S. Tax Cuts and Jobs Act transition tax and deferred tax remeasurement and $12.8 million of tax benefit from the adoption of new rules for accounting for excess tax benefits and tax deficiencies for employee stock-based compensation. Net income from continuing operations for the first nine months of fiscal 2017 was $135.8 million ($5.49 per diluted share) including $31.2 million after-tax amortization of intangible assets, $19.0 million after-tax amortization of purchase accounting inventory step-up, $18.1 million of after-tax stock-based compensation expense, $17.4 million of after tax costs related to our acquisition of Rofin, $6.1 million of after-tax restructuring costs, $1.8 million after-tax interest expense on the commitment of our term loan to finance our acquisition of Rofin, a $3.4 million after-tax gain on our sale of owned Rofin shares and $7.1 million after-tax foreign exchange gain on forward contracts associated with our foreign exchange risk related to the commitment of our Euro Term Loan and the issuance of the Euro Term Loan to finance our acquisition of Rofin.

NET SALES

Market Application

The following tables set forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by market application (dollars in thousands):

	Three Months Ended
	June 30, 2018		July 1, 2017
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Microelectronics	$262,308	54.4%	$241,842	52.1%
Materials processing	132,905	27.6%	142,614	30.7%
OEM components and instrumentation	55,690	11.5%	50,061	10.8%
Scientific and government programs	31,439	6.5%	29,590	6.4%
Total	$482,342	100.0%	$464,107	100.0%

	Nine Months Ended
	June 30, 2018		July 1, 2017
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Microelectronics	$791,792	54.9%	$628,498	51.0%
Materials processing	396,188	27.5%	364,788	29.6%
OEM components and instrumentation	157,869	11.0%	151,650	12.3%
Scientific and government programs	95,176	6.6%	88,077	7.1%
Total	$1,441,025	100.0%	$1,233,013	100.0%

Quarterly

Net sales for the third quarter of fiscal 2018 increased by $18.2 million, or 4%, compared to the third quarter of fiscal 2017, with increases in the microelectronics, OEM components and instrumentation and scientific and government programs markets, partially offset by decreases in the materials processing market. The acquisition of OR Laser on March 8, 2018 added $3.8 million in net sales to the materials processing market (machine tool applications) in the ILS segment in the third quarter of fiscal 2018.

The increase in the microelectronics market of $20.5 million, or 8%, was primarily due to higher shipments related to ELA tools used in the flat panel display market and higher revenues from consumable parts as well as higher shipments related to semiconductor, solar and advanced packaging applications. In microelectronics, we expect that total (including systems and service) flat panel display revenues will reach a current peak in fiscal 2018 and decrease in fiscal 2019 (services revenue is expected to grow and is expected to partially offset the expected decrease in systems revenue) before beginning to recover in fiscal 2020. We also expect continued strength during fiscal 2019 in the semiconductor capital equipment market. Due to our diversity of product offerings, we expect the expected decrease in flat panel display revenues in fiscal 2019 will be largely, but not fully, offset by growth in our other markets. The increase in the OEM components and instrumentation market of $5.6 million, or 11%, was due primarily to higher shipments for bio-instrumentation applications. Within OEM components and instrumentation applications, we are seeing strong demand in the bio-instrumentation market, particularly in flow cytometry and sequencing applications, strength in defense spending for directed-energy programs and in satellite optics as well as higher demand for consumables in the medical market, in dental applications and in eye disease management. Sales in the scientific and government programs market increased $1.8 million, or 6%, due to higher demand for advanced research applications used by university and government research groups, particularly in the U.S. and Asia. We expect demand in the scientific and government programs market to continue to fluctuate from quarter to quarter. Sales in the materials processing market decreased $9.7 million, or 7%, primarily due to lower shipments for materials processing, consumer goods and medical applications, partially offset by higher shipments for automotive and machine tool applications. We expect fiscal 2019 growth in multiple materials processing applications, with the two largest growth opportunities in fiber lasers and components for cutting and welding and in laser-based tools for electronics, automotive and medical device manufacturing.

Year-to-date

Net sales for the first nine months of fiscal 2018 increased by $208.0 million, or 17%, compared to the first nine months of fiscal 2017, with significant increases in the microelectronics market and smaller increases in the materials processing, scientific and government programs and OEM components and instrumentation markets. The increase is partially due to the inclusion of a full nine months of Rofin net sales in the first nine months of fiscal 2018 compared to the inclusion of Rofin’s net sales only after the November 7, 2016 acquisition date in the first nine months of fiscal 2017. In addition, net sales in the first nine months of fiscal 2018 include $5.1 million of sales from the acquisition of OR Laser after the March 8, 2018 acquisition date.

The increase in the microelectronics market of $163.3 million, or 26%, was primarily due to higher shipments related to ELA tools used in the flat panel display market and higher revenues from consumable parts as well as higher shipments related to semiconductor, advanced packaging and solar applications. Sales in the materials processing market increased $31.4 million, or 9%, primarily due to the inclusion of a full nine months of Rofin net sales in the first nine months of fiscal 2018, higher shipments for marking applications and the inclusion of four months of OR Laser net sales. Sales in the scientific and government programs market increased $7.1 million, or 8%, due to higher demand for advanced research applications used by university and government research groups, particularly in Asia. The increase in the OEM components and instrumentation market of $6.2 million, or 4%, was due primarily to higher shipments for bio-instrumentation applications, which were partially offset by lower shipments for military applications.

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

The following tables set forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by segment (dollars in thousands):

	Three Months Ended
	June 30, 2018		July 1, 2017
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
OEM Laser Sources (OLS)	$315,538	65.4%	$309,925	66.8%
Industrial Lasers & Systems (ILS)	166,804	34.6%	154,182	33.2%
Total	$482,342	100.0%	$464,107	100.0%

	Nine Months Ended
	June 30, 2018		July 1, 2017
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
OEM Laser Sources (OLS)	$958,333	66.5%	$825,805	67.0%
Industrial Lasers & Systems (ILS)	482,692	33.5%	407,208	33.0%
Total	$1,441,025	100.0%	$1,233,013	100.0%

Quarterly

Net sales for the third quarter of fiscal 2018 increased by $18.2 million, or 4%, compared to the third quarter of fiscal 2017, with increases of $5.6 million, or 2%, in our OLS segment and $12.6 million, or 8%, in our ILS segment.

The increase in our OLS segment sales was primarily due to higher shipments of ELA tools used in the flat panel display market including higher revenues from consumable parts and higher shipments for advanced packaging applications, which were partially offset by lower shipments for materials processing applications. The increase in our ILS segment sales was primarily due to higher shipments for microelectronics and bio-instrumentation applications.

Year-to-date

Net sales for the first nine months of fiscal 2018 increased by $208.0 million, or 17%, compared to the first nine months of fiscal 2017, with increases of $132.5 million, or 16%, in our OLS segment and $75.5 million, or 19%, in our ILS segment.

The increase in our OLS segment sales was primarily due to higher shipments of ELA tools used in the flat panel display market and higher revenues from consumable parts as well as higher shipments for scientific and government program, bio-instrumentation, advanced packaging, semiconductor and solar applications. These increases were partially offset by lower shipments for materials processing applications. The increase in our ILS segment sales was primarily due to higher shipments for materials processing applications including a full nine months of Rofin net sales and four months of OR Laser net sales in the first nine months of fiscal 2018 as well as higher shipments for microelectronics applications.

GROSS PROFIT

Consolidated

Our gross profit percentage decreased by 1.4% to 43.2% in the third quarter of fiscal 2018 from 44.6% in the third quarter of fiscal 2017 and increased by 1.7% to 44.5% in the first nine months of fiscal 2018 from 42.8% in the same period one year ago.

The 1.4% third quarter decrease in gross profit percentage included a 0.8% favorable net impact of lower purchase accounting adjustments compared to the third quarter of fiscal 2017. In the third quarter of fiscal 2017, we took a larger charge (0.9%) for amortization of inventory step-up related to our acquisition of Rofin compared to the charge in the third quarter of fiscal 2018 related to our acquisition of OR Laser. This favorable net impact also included the favorable impact of lower amortization of intangibles (0.1%) as a percentage of sales due to significantly increased sales volumes and was partially offset by our acquisition of OR Laser in the second quarter of fiscal 2018. Excluding the favorable net impact of lower purchase accounting adjustments, gross profit percentage decreased 2.2% compared to the third quarter of fiscal 2017, primarily due to unfavorable product margins including warranty costs (1.8%) as a percentage of sales and higher other costs (0.4%) primarily due to higher inventory provisions for excess and obsolete inventory in certain business units. The unfavorable product margins and warranty costs included the impact from higher warranty events in both segments, with the largest impact for fiber lasers. In addition, unfavorable mix in the microelectronics market and the unfavorable impact of the stronger Euro were partially offset by the impact from the better leverage of manufacturing costs on higher volumes.

The 1.7% increase in gross profit percentage during the first nine months of fiscal 2018 was primarily due to the 2.0% favorable net impact of purchase accounting adjustments compared to the first nine months of fiscal 2017. In the first nine months of fiscal 2017, we took a larger charge (2.1%) for amortization of inventory step-up related to our acquisition of Rofin compared to the charge in the first nine months of fiscal 2018 related to our acquisition of OR Laser. This favorable net impact was partially offset by the unfavorable impact of higher amortization of intangibles (0.1%) as a percentage of sales due to the inclusion of a full nine months of amortization of our Rofin intangibles in the first nine months of fiscal 2018 and our acquisition of OR Laser in the second quarter of fiscal 2018 net of the impact of the significantly increased sales volumes. Also contributing to the increase in gross profit percentage were lower restructuring charges (0.2%) for inventory write-offs, primarily in our ILS segment. The remaining 0.5% deterioration in gross profit percentage was due to the impact from higher warranty events in both segments, with the largest impact from fiber lasers, partially offset by better leverage of manufacturing costs on higher volumes and favorable mix in the materials processing market net of unfavorable mix in the microelectronics market and the unfavorable impact of the stronger Euro.

Our gross profit percentage has been and will continue to be affected by a variety of factors including market and product mix, pricing on volume orders, shipment volumes, our ability to manufacture advanced and more complex products, manufacturing efficiencies, excess and obsolete inventory write-downs, warranty costs, amortization of intangibles, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems, commodity prices and foreign currency fluctuations, particularly the recent volatility of the Euro.

OEM Laser Sources

The gross profit percentage in our OLS segment decreased by 1.5% to 52.3% in the third quarter of fiscal 2018 from 53.8% in the third quarter of fiscal 2017. The gross profit percentage in our OLS segment decreased by 0.2% to 53.1% in the first nine months of fiscal 2018 from 53.3% in the same period one year ago.

The 1.5% third quarter decrease in gross profit percentage was primarily due to unfavorable product margins (1.0%) as a result of unfavorable mix within flat panel display systems sold as well as the unfavorable impact of the stronger Euro partially offset by better leverage of manufacturing costs on higher volumes. Also contributing to the decrease in gross profit percentage were increased warranty and installation costs as a percentage of sales (0.4%) due to higher installation costs for flat panel display applications and higher warranty events in the microelectronics market and higher other costs (0.4%) due to higher inventory provisions for excess and obsolete inventory in certain business units and higher freight and duty costs as a percentage of sales. These unfavorable impacts were partially offset by lower intangibles amortization (0.3%) as a percentage of sales.

The 0.2% decrease in gross profit percentage during the first nine months of fiscal 2018 was primarily due to increased warranty and installation costs as a percentage of sales (0.4%) due to higher warranty events in the microelectronics and scientific and government programs markets, primarily in China, and higher installation costs for flat panel display applications as well as unfavorable product margins (0.2%). The unfavorable product margins were due to unfavorable mix within flat panel display applications for both systems and service as well as other microelectronics applications and the unfavorable impact of the stronger Euro, all of which were partially offset by better leverage of manufacturing costs on higher volumes. These unfavorable impacts were partially offset by lower other costs (0.2%) due to lower inventory provisions for excess and obsolete inventory as a percentage of sales in certain business units and the impact of significantly higher sales and lower intangibles amortization (0.2%) as a percentage of sales.

Industrial Lasers & Systems

The gross profit percentage in our ILS segment decreased by 0.3% to 26.6% in the third quarter of fiscal 2018 from 26.9% in the third quarter of fiscal 2017. The gross profit percentage in our ILS segment increased by 5.6% to 27.9% in the first nine months of fiscal 2018 from 22.3% in the in the same period one year ago.

The 0.3% third quarter decrease in gross profit percentage included a 2.2% favorable net impact of lower purchase accounting adjustments compared to the third quarter of fiscal 2017. In the third quarter of fiscal 2017, we took a larger charge (2.7%) for amortization of inventory step-up related to our acquisition of Rofin compared to the charge in the third quarter of fiscal 2018 related to our acquisition of OR Laser, which was partially offset by the unfavorable impact of higher amortization of intangibles (0.5%) as a percentage of sales due to our acquisition of OR Laser in the second quarter of fiscal 2018. Partially offsetting the favorable net impact of lower purchase accounting adjustments were higher restructuring charges (0.5%) for inventory write-offs. Excluding the 1.7% favorable net impact of lower purchase accounting adjustments and higher restructuring costs, gross profit percentage decreased 2.0% compared to the third quarter of fiscal 2017, primarily due to unfavorable product margins including warranty costs (1.8%) as a percentage of sales and higher other costs (0.2%) primarily due to higher inventory provisions for excess and obsolete inventory. The unfavorable product margins and warranty costs included the impact from higher warranty events, particularly for fiber lasers, and the unfavorable impact of the stronger Euro and were partially offset by the impact from the better leverage of manufacturing costs on higher volumes.

The 5.6% increase in gross profit percentage during the first nine months of fiscal 2018 was primarily due to 6.3% lower amortization of inventory step-up (6.4% in the first nine months of fiscal 2017 related to our acquisition of Rofin compared to 0.1% in the first nine months of fiscal 2018 related to our acquisition of OR Laser) as well as lower restructuring charges (0.6%) related to the implementation of planned restructuring activities in connection with the acquisition of Rofin, which was primarily related to the exit from Coherent’s legacy high power fiber laser product line net of higher service inventory write-offs. Partially offsetting the improvement, intangibles amortization increased as a percentage of sales (0.6%) due to the inclusion of a full nine months of amortization for the Rofin acquisition in the first nine months of fiscal 2018 and the acquisition of OR Laser in the second quarter of fiscal 2018. Excluding the 6.3% favorable net impact of lower purchase accounting adjustments and lower restructuring costs, gross profit percentage decreased 0.7% compared to the first nine months of fiscal 2017 primarily due to higher other costs (0.5%) and unfavorable product margins including warranty costs (0.2%) as a percentage of sales. Product costs were more unfavorable with higher warranty events in materials processing applications partially offset by the impact from favorable mix and the better leverage of manufacturing costs on higher volumes.

OPERATING EXPENSES:

	Three Months Ended
	June 30, 2018		July 1, 2017
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$34,303	7.1%	$30,483	6.6%
Selling, general and administrative	70,291	14.6%	72,383	15.6%
Impairment and other charges	611	0.1%	—	—%
Amortization of intangible assets	2,607	0.5%	3,743	0.8%
Total operating expenses	$107,812	22.3%	$106,609	23.0%

	Nine Months Ended
	June 30, 2018		July 1, 2017
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$100,478	7.0%	$88,103	7.1%
Selling, general and administrative	220,874	15.3%	218,602	17.7%
Gain on business combination	—	—%	(5,416)	(0.4)%
Impairment and other charges	766	—%	—	—%
Amortization of intangible assets	8,163	0.6%	13,060	1.1%
Total operating expenses	$330,281	22.9%	$314,349	25.5%

Research and development

Quarterly

Research and development (“R&D”) expenses increased $3.8 million, or 13%, during the third fiscal quarter ended June 30, 2018 compared to the same quarter one year ago. The increase was primarily due to $3.2 million higher spending on R&D activities, with higher spending on materials and lower spending on headcount including lower variable compensation as well as the unfavorable impact of foreign exchange rates (primarily the stronger Euro). There were also increases of $0.5 million in incremental spending due to the acquisition of OR Laser in the second quarter of fiscal 2018 and $0.2 million for higher stock-based compensation expense, with a decrease of $0.1 million for lower charges for increases in deferred compensation plan liabilities.

On a segment basis as compared to the prior year period, OLS R&D spending increased $1.8 million primarily due to higher net spending on R&D activities including the unfavorable impact of foreign exchange rates. ILS spending increased $1.5 million primarily due to the unfavorable impact of foreign exchange rates, higher net spending on R&D activities and the acquisition of OR Laser. Corporate and other spending increased $0.5 million due to higher headcount spending in our Advanced Research Business unit and higher stock-based compensation partially offset by lower headcount spending including lower variable compensation and lower charges for increases in deferred compensation plan liabilities.

Year-to-date

R&D expenses increased $12.4 million, or 14%, during the first nine months of fiscal 2018 compared to the same period one year ago. The increase was primarily due to $8.5 million higher spending on R&D activities, the inclusion of a full nine months of Rofin R&D expenses ($3.2 million) in fiscal 2018 and $0.7 million in incremental spending due to the acquisition of OR Laser in the second quarter of fiscal 2018. The higher spending on R&D activities includes higher spending on headcount and materials as well as the unfavorable impact of foreign exchange rates (primarily the stronger Euro), net of lower restructuring charges for our exit from our legacy Coherent high power fiber laser product line in the first quarter of fiscal 2017.

On a segment basis as compared to the prior year period, OLS R&D spending increased $5.9 million primarily due to higher net spending on R&D activities including the unfavorable impact of foreign exchange rates. ILS spending increased $5.9 million primarily due to the inclusion of a full nine months of Rofin expenses and higher spending on R&D activities including the unfavorable impact of foreign exchange rates, which was partially offset by lower restructuring costs and the acquisition of OR Laser. Corporate and other spending increased $0.6 million primarily due to higher headcount spending in our Advanced Research Business unit.

Selling, general and administrative

Quarterly

Selling, general and administrative (“SG&A”) expenses decreased $2.1 million, or 3%, during the third fiscal quarter ended June 30, 2018 compared to the same quarter one year ago. The decrease was primarily due to $1.9 million lower variable spending (net of the unfavorable impact of foreign exchange rates) including lower restructuring costs due to a gain on the sale of a building in the third quarter of fiscal 2018 and lower spending on legal, consulting and infrastructure related to integration activities, compliance with the terms of the Credit Agreement and patents. In addition, SG&A expenses decreased due to $1.6 million lower payroll spending due to lower variable compensation, which was partially offset by higher spending on severance, salaries and benefits and the unfavorable impact of foreign exchange rates, $0.6 million lower charges for increases in deferred compensation plan liabilities and $0.3 million due to lower financial advisory, consulting and legal costs related to acquisitions. The decreases were offset by $1.2 million higher stock-based compensation expense and $1.1 million higher incremental spending due to the acquisition of OR Laser in the second quarter of fiscal 2018.

On a segment basis as compared to the prior year period, OLS expenses decreased $1.0 million primarily due to lower spending on variable compensation, legal (patents) and infrastructure related to integration activities partially offset by the unfavorable impact of foreign exchange rates and higher spending on salaries and benefits. ILS spending increased $0.7 million primarily due to the impact of unfavorable foreign exchange rates, the acquisition of OR Laser and higher other variable spending to support higher sales partially offset by lower variable compensation and lower restructuring costs due to a gain on the sale of a building. Corporate and other spending decreased $1.8 million primarily due to lower spending on legal, consulting and infrastructure related to integration activities and compliance with the terms of the Credit Agreement, lower variable compensation and lower charges for the deferred compensation plan, all of which was partially offset by higher stock-based compensation expense.

Year-to-date

SG&A expenses increased $2.3 million, or 1%, during the first nine months of fiscal 2018 compared to the same period one year ago. The increase was primarily due to the inclusion of a full nine months of Rofin SG&A expenses ($8.0 million) in fiscal 2018, $5.7 million higher payroll spending primarily due to the unfavorable impact of foreign exchange rates and higher spending on salaries, benefits and commissions net of lower variable compensation and lower severance restructuring costs. In addition, SG&A expenses increased due to $4.1 million higher other variable spending (including the unfavorable impact of foreign exchange rates) on legal, consulting and infrastructure related to integration activities; higher spending on legal and consulting related to compliance with the terms of the Credit Agreement; and higher other variable spending in support of higher sales partially offset by lower restructuring costs due to a gain on the sale of a building in the third quarter of fiscal 2018. SG&A expenses also increased due to $1.6 million higher incremental spending due to the acquisition of OR Laser in the second quarter of fiscal 2018. The increases were offset by $17.1 million lower financial advisory, consulting and legal costs related to acquisitions. Stock-based compensation expense was flat with higher expense for new grants offset by the $3.4 million charge recorded in the first quarter of fiscal 2017 due to the acceleration of Rofin options.

On a segment basis as compared to the prior year period, OLS expenses increased $7.1 million primarily due to higher payroll and other variable spending (including the unfavorable impact of foreign exchange rates) as well as spending relating to a historical Rofin business unit that is included in our OLS segment. ILS spending increased $10.7 million primarily due to the inclusion of a full nine months of Rofin expenses, the unfavorable impact of foreign exchange rates, higher other variable spending and the acquisition of OR Laser partially offset by lower payroll spending including lower severance restructuring and variable compensation costs. Corporate and other spending decreased $15.5 million primarily due to lower financial advisory, consulting and legal costs related to our acquisition of Rofin and lower payroll spending including lower variable compensation partially offset by higher other spending on legal, consulting and infrastructure related to integration activities.

Gain on business combination

On November 7, 2016, we acquired Rofin at a price of $32.50 per share of Rofin common stock (See Note 3, “Business Combinations” in the Notes to Condensed Consolidated Financial Statements). We recognized a gain of $5.4 million in the first quarter and nine months of fiscal 2017 on the increase in fair value from the date of purchase for the shares of Rofin we owned prior to the acquisition.

Impairment and other charges

In the fourth quarter of fiscal 2017, management decided to sell several entities that we acquired in the Rofin acquisition. Although the sale of the entities was not completed until the third quarter of fiscal 2018, we recorded non-cash impairment charges (recoveries) of $0.3 million and ($0.5 million) to operating expense in our results of operations in the first and second quarters of fiscal 2018, respectively. These charges, in addition to the $2.9 million recorded to operating expense in our results of operations in the fourth quarter of fiscal 2017, reduced our carrying value of these entities to fair value as of the end of the first and second quarters of fiscal 2018. Upon the sale of the entities on April 27, 2018 (See Note 19, “Discontinued Operations and Sale of Assets Held for Sale” in the Notes to Condensed Consolidated Financial Statements), we recognized an additional loss of $0.5 million in the third quarter of fiscal 2018.

In the second and third quarters of fiscal 2018, we also recorded impairment charges of $0.4 million and $0.1 million, respectively, to reduce the carrying value of a building to its fair value.

Amortization of intangible assets

Amortization of intangible assets decreased $1.1 million and $4.9 million in the three and nine months ended June 30, 2018 compared to the same periods last year. The quarterly decrease was primarily due to the completion of the amortization of backlog intangibles from our acquisition of Rofin in fiscal 2017 ($0.9 million lower in the comparable quarter) and $0.3 million lower amortization of customer relationships intangibles from our acquisition of Rofin in fiscal 2017, as those are amortized on an accelerated basis, which were partially offset by the unfavorable impact of foreign exchange rates. The year-to-date decrease was primarily due to the completion of the amortization of backlog intangibles from our acquisition of Rofin in fiscal 2017 ($5.5 million lower in the comparable nine months), which was partially offset by the inclusion of a full nine months of Rofin amortization expenses in fiscal 2018, the unfavorable impact of foreign exchange rates and amortization of intangibles related to our acquisition of OR Laser in the second and third quarters of fiscal 2018.

OTHER INCOME (EXPENSE) — NET

Other income (expense), net, changed by $0.3 million to other expense of $7.6 million in the third quarter of fiscal 2018 from other expense of $7.9 million in the third quarter of fiscal 2017. Other income (expense), net, changed by $12.6 million to other expense of $25.6 million in the first nine months of fiscal 2018 from other expense of $13.0 million in the first nine months of fiscal 2017.

The third fiscal quarter decrease in net other expense was primarily due to $2.8 million lower interest expense, which was partially offset by $0.8 million lower gains, net of expenses, on our deferred compensation plan assets as well as $1.7 million higher other net expense comprised of numerous small items. Interest expense decreased due to lower interest on the Euro Term Loan due to paydown of principal and an interest rate reduction.

The increase for the first nine months of fiscal 2018 in net other expense was primarily due to $16.0 million lower foreign exchange net gains resulting primarily from a gain in the first quarter of fiscal 2017 of $11.3 million on forward contracts associated with our foreign exchange risk related to the commitment of our Euro Term Loan, the issuance of the Euro Term Loan to finance the acquisition of Rofin and the impact of changing rates on cash conversions. The lower foreign exchange gains were offset by $3.2 million lower interest expense due to lower interest on the Euro Term Loan resulting from our paydown of principal and an interest rate reduction as well as the fiscal 2017 interest on the commitment of the Euro Term loan to fund our acquisition of Rofin, which were partially offset by higher amortization of debt issuance costs related to the Euro Term loan.

INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted. The Tax Act changes are broad and complex. The final transitional impacts of the Tax Act may materially differ from the estimates provided elsewhere in this report. Among other things, this may be due to changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates we have utilized to calculate the transitional impacts. Additionally, longstanding international tax norms that determine each country’s jurisdiction to tax cross-border international trade are evolving as a result of the Base Erosion and Profit Shifting reporting requirements (“BEPS”) recommended by the G8, G20 and Organization for Economic Cooperation and Development (“OECD”). As these and other tax laws and related regulations change, our financial results could be materially impacted. Given the unpredictability of these possible changes and their potential interdependency, it is very difficult to assess whether the overall effect of such potential tax changes would be cumulatively positive or negative for our earnings and cash flow. Such changes could, however, adversely impact our financial results.

As discussed in Note 15, “Income Taxes” in the Notes to Condensed Consolidated Financial Statements, the Tax Act resulted in a provisional charge of $41.7 million for the quarter ended December 30, 2017. This is comprised of an estimated deemed repatriation tax charge of $48.7 million less a previously recorded deferred tax liability of $20.3 million for anticipated repatriation of our investment in a foreign subsidiary, plus the estimated deferred tax remeasurement charge of $13.3 million.

Our effective tax rates on income from continuing operations before income taxes for the three and nine months ended June 30, 2018 were 27.9% and 38.9%, respectively. Our effective tax rate for the three months ended June 30, 2018 was higher than the effective U.S. federal blended tax rate of 24.5% primarily due to the impact of income subject to foreign tax rates that are higher than the U.S. tax rates. This amount is partially offset by the benefit of foreign tax credits, the benefit of federal research and development tax credits, the benefit of a domestic manufacturing deduction under IRC Section 199 and the Singapore tax exemption. Our effective tax rate for the nine months ended June 30, 2018 was higher than the effective U.S. federal blended tax rate of 24.5% primarily due to the Tax Act one-time mandatory deemed repatriation transition tax, the impact of income subject to foreign tax rates that are higher than the U.S. tax rates, the remeasurement of deferred tax assets and liabilities based on the newly enacted U.S. federal tax rate of 21.0%, stock-based compensation not deductible for tax purposes and limitations on the deductibility of compensation under IRC Section 162(m). These amounts are partially offset by the excess tax benefits from stock award exercises and restricted stock unit vesting, the benefit of foreign tax credits, the benefit of federal research and development tax credits, the benefit of a domestic manufacturing deduction under IRC Section 199 and the Singapore tax exemption.

Our effective tax rates on income from continuing operations before income taxes for the three and nine months ended July 1, 2017 were 32.1% and 32.4%, respectively. Our effective tax rates for the three and nine months ended July 1, 2017 were lower than the U.S. federal rate of 35.0% primarily due to differences related to the benefit of income subject to foreign tax rates that are lower than U.S. tax rates including the Singapore tax exemption, the benefit of foreign tax credits and the benefit of federal research and development tax credits. These amounts are partially offset by Rofin transaction costs not deductible for tax purposes, tax costs of Rofin restructuring, ASC 740-10 (formerly FIN48) tax liabilities for transfer pricing, stock-based compensation not deductible for tax purposes and limitations on the deductibility of compensation under IRC Section 162(m).

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2018, we had assets classified as cash and cash equivalents and short-term investments, in an aggregate amount of $232.5 million, compared to $475.6 million at September 30, 2017. This decrease was primarily due to the paydown of debt under our Euro Term Loan and the repurchase of $100.0 million of our common stock. In addition, at June 30, 2018, we had $13.8 million of restricted cash. At June 30, 2018, approximately $158.4 million of our cash and securities was held in certain of our foreign subsidiaries and branches, $140.9 million of which was denominated in currencies other than the U.S. dollar. At June 30, 2018, we had approximately $157.7 million of cash held by foreign subsidiaries where we intend to permanently reinvest our accumulated earnings in these entities and our current plans do not demonstrate a need for these funds to support our domestic operations. If, however, a portion of these funds are needed for and distributed to our operations in the United States, we may be subject to additional foreign withholding taxes and certain state taxes. The amount of the U.S. and foreign taxes due would depend on the amount and manner of repatriation, as well as the location from where the funds are repatriated. Historically, we have considered substantially all foreign profits as being permanently invested in our foreign operations, and we had no intent to repatriate those funds. We are continuing to review our policy in light of the changes contained in the Tax Act. We actively monitor the third-party depository institutions that hold these assets, primarily focusing on the safety of principal and secondarily maximizing yield on these assets. We diversify our cash and cash equivalents and investments among various financial institutions, money market funds, sovereign debt and other securities in order to reduce our exposure should any one of these financial institutions or financial instruments fail or encounter difficulties. To date, we have not experienced any material loss or lack of access to our invested cash, cash equivalents or short-term investments. However, we can provide no assurances that access to our invested cash, cash equivalents or short-term investments will not be impacted by adverse conditions in the financial markets.

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

	Nine Months Ended
	June 30, 2018	July 1, 2017
	(in thousands)
Net cash provided by operating activities	$132,993	$285,282
Acquisition of businesses, net of cash acquired	(45,448)	(740,481)
Sales of shares under employee stock plans	10,574	8,111
Net settlement of restricted common stock	(36,292)	(15,690)
Repurchase of common stock	(100,000)	—
Borrowings, net of repayments	(170,189)	630,221
Debt issuance costs	—	(26,367)
Capital expenditures	(65,990)	(45,352)
Proceeds from sale of discontinued operation (the Hull Business)	25,000	—
Proceeds from sales of other entities	6,250	—

Net cash provided by operating activities decreased by $152.3 million for the first nine months of fiscal 2018 compared to the same period one year ago. The decrease in cash provided by operating activities was primarily due to lower cash flows from deferred revenue and payroll accruals as well as the timing of shipments of large systems, which were partially offset by higher net income and higher cash flows due to non-cash expenses for amortization, stock-based compensation and depreciation. We believe that our existing cash, cash equivalents and short term investments combined with cash to be provided by operating activities and amounts available under our revolving credit facility will be adequate to cover our working capital needs and planned capital expenditures for at least the next 12 months to the extent such items are known or are reasonably determinable based on current business and market conditions. However, we may elect to finance certain of our capital expenditure requirements through other sources of capital. We continue to follow our strategy to further strengthen our financial position by using available cash flow to fund operations.

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

The aggregate consideration paid by us to the former Rofin stockholders in the first quarter of fiscal 2017 was approximately $904.5 million, excluding related transaction fees and expenses. We also paid $15.3 million due to the cancellation of options held by employees of Rofin. We incurred approximately $26.4 million of debt issuance costs in fiscal 2017. In fiscal 2017, we made debt principal payments $178.1 million, including voluntary prepayments of $170.7 million, recorded interest expense on the Euro Term Loan of $23.5 million, recorded $7.2 million amortization of debt issuance costs and recorded interest expense of $2.7 million for the commitment of the Euro Term Loan. In the first nine months of fiscal 2018, we made debt principal payments $168.1 million, including voluntary prepayments of $162.1 million, recorded interest expense on the Euro Term Loan of $11.8 million and recorded $8.3 million amortization of debt issuance costs.

On March 8, 2018, we acquired privately held OR Laser for approximately $47.4 million, excluding transaction costs.

On April 27, 2018, we completed the sale of several entities that we acquired in the Rofin acquisition for approximately $6.3 million.

On February 6, 2018, our board of directors authorized a buyback program authorizing the Company to repurchase up to $100.0 million of our common stock from time to time through January 31, 2019. During the three and nine months ended June 30, 2018, we repurchased and retired 574,946 shares of outstanding common stock at an average price of $173.91 per share for a total of $100.0 million. See Note 12, “Stock Repurchases” in the Notes to Condensed Consolidated Financial Statements.

Additional sources of cash available to us were international currency lines of credit and bank credit facilities totaling $27.9 million as of June 30, 2018, of which $21.2 million was unused and available. These unsecured international credit facilities were used in Europe and Japan during the first nine months of fiscal 2018. As of June 30, 2018, we had utilized $6.1 million of the international credit facilities as guarantees in Europe and $0.6 million as borrowings in Japan.

Our ratio of current assets to current liabilities increased to 3.3:1 at June 30, 2018 compared to 3.1:1 at September 30, 2017. The increase in our ratio was primarily due to lower deferred income and higher inventories, which were partially offset by lower cash and cash equivalents. Our cash and cash equivalents, short-term investments and working capital are as follows:

	June 30, 2018	September 30, 2017
	(in thousands)
Cash and cash equivalents	$232,458	$443,066
Short-term investments	—	32,510
Working capital	802,401	892,519

Contractual Obligations and Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Regulation S-K of the Securities Act of 1933. Information regarding our operating lease payments, asset retirement obligations, long-term debt payments, pension obligations, purchase commitments with suppliers and purchase obligations is provided in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. There have been no material changes in contractual obligations outside of the ordinary course of business since September 30, 2017. Information regarding our other financial commitments at June 30, 2018 is provided in the notes to the condensed consolidated financial statements in this report.

Changes in Financial Condition

Cash provided by operating activities during the first nine months of fiscal 2018 was $133.0 million, which included net income of $174.2 million, depreciation and amortization of $92.6 million, stock-based compensation expense of $24.1 million and net decreases in deferred tax assets of $18.4 million partially offset by cash used by operating assets and liabilities of $177.4 million (primarily increases in inventories, decreases in deferred income and increases in accounts receivable net of higher income taxes payable and higher accounts payable). Cash provided by operating activities during the first nine months of fiscal 2017 was $285.3 million, which included net income of $133.4 million, cash provided by operating assets and liabilities of $53.8 million (primarily increases in deferred income, taxes payable and accounts payable net of decreases in accounts receivable), depreciation and amortization of $78.8 million, stock-based compensation expense of $19.1 million, non-cash restructuring charges of $4.4 million, net decreases in deferred tax assets of $2.0 million and $0.1 million other partially offset by the $5.4 million gain on business combination and $0.9 million net cash flows used by discontinued operations.

Cash used in investing activities during the first nine months of fiscal 2018 was $44.5 million, which included $63.3 million, net of proceeds from dispositions, used to acquire property and equipment and purchase and upgrade buildings and $45.4 million net of cash acquired to purchase OR Laser partially offset by $32.5 million net sales of available-for-sale securities, $25.0 million proceeds from the sale of discontinued operations and $6.3 million proceeds from the sale of other entities. Cash used in investing activities during the first nine months of fiscal 2017 was $760.4 million, which included $740.5 million net of cash acquired to purchase Rofin, $44.4 million, net of proceeds from dispositions, used to acquire property and equipment and purchase and upgrade buildings and $0.6 million net cash flows used by discontinued operations partially offset by $25.1 million net sales of available-for-sale securities.

Cash used in financing activities during the first nine months of fiscal 2018 was $295.9 million, which included $170.2 million net debt payments, $100.0 million repurchases of our common stock and $36.3 million outflows due to net settlement of restricted stock units partially offset by $10.6 million generated from our employee stock option and purchase plans. Cash provided by financing activities during the first nine months of fiscal 2017 was $595.5 million, which included $630.2 million net borrowings and $8.1 million generated from our employee stock option and purchase plans partially offset by $26.4 million debt issuance costs, $15.6 million outflows due to net settlement of restricted stock and $0.8 million payments to subsidiary minority shareholders.

Changes in exchange rates during the first nine months of fiscal 2018 resulted in a decrease in cash balances of $3.4 million. Changes in exchange rates during the first nine months of fiscal 2017 resulted in an increase in cash balances of $11.2 million.

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

Interest rate sensitivity

A portion of our investment portfolio is composed of fixed income securities. These securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately (whether due to changes in overall market rates or credit worthiness of the issuers of our individual securities) and uniformly by 10% from levels at June 30, 2018, the fair value of the portfolio, based on quoted market prices in active markets involving similar assets, would decline by an immaterial amount due to their short-term maturities. We have the ability to generally hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. If necessary, we may sell short-term investments prior to maturity to meet our liquidity needs.

At June 30, 2018, we had no available-for-sale debt securities.

We are exposed to market risks related to fluctuations in interest rates related to our Euro Term Loan. As of June 30, 2018, we owed $434.3 million on this loan with an interest rate of 2.75%. We performed a sensitivity analysis on the outstanding portion of our debt obligation as of June 30, 2018. Should the current average interest rate increase or decrease by 10%, the resulting annual increase or decrease to interest expense would be approximately $1.2 million as of June 30, 2018.

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

On occasion, we enter into currency forward exchange contracts to hedge specific anticipated foreign currency denominated transactions generally expected to occur within the next 12 months. These cash flow hedges are designated for hedge accounting treatment and gains and losses on these contracts are recorded in accumulated other comprehensive income in stockholder’s equity and reclassified into earnings at the time that the related transactions being hedged are recognized in earnings. See Note 6, “Derivative Instruments and Hedging Activities” in the Notes to Condensed Consolidated Financial Statements.

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

At June 30, 2018, approximately $158.4 million of our cash, cash equivalents and short-term investments were held outside the U.S. in certain of our foreign operations, $140.9 million of which was denominated in currencies other than the U.S. dollar.

A hypothetical 10% change in foreign currency rates on our forward contracts would not have a material impact on our results of operations, cash flows or financial position.

The following table provides information about our foreign exchange forward contracts at June 30, 2018. The table presents the weighted average contractual foreign currency exchange rates, the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date and fair value. The U.S. fair value represents the fair value of the contracts valued at June 30, 2018 rates.

Forward contracts to sell (buy) foreign currencies for U.S. dollars (in thousands, except contract rates):

	Average Contract Rate	U.S. Notional Contract Value	U.S. Fair Value
Non-Designated - For US Dollars
Euro	1.1670	$(116,851)	$287
Japanese Yen	108.5928	$24,052	$(459)
British Pound	1.3311	$1,568	$(19)
South Korean Won	1,077.9146	$36,772	$(1,204)
Chinese Renminbi	6.4384	$42,810	$(1,193)
Singapore Dollar	1.3393	$(33,351)	$598
Malaysian Ringgit	3.9970	$1,940	$(22)
Canadian Dollar	1.2966	$(800)	$14
Swiss Franc	0.9837	$(1,983)	$20

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of June 30, 2018 (“Evaluation Date”). The controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended June 30, 2018. We continue to integrate Rofin into our systems and control environment as of June 30, 2018.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information with respect to this item may be found in Note 11, “Commitments and Contingencies” in Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report and is incorporated herein by reference.

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
In accordance with generally accepted accounting principles, we have accounted for the Rofin acquisition using the purchase method of accounting. Under the purchase method of accounting, we allocated the total purchase price of Rofin’s net tangible and identifiable intangible assets based upon their estimated fair values at the acquisition date. The excess of the purchase price over net tangible and identifiable intangible assets was recorded as goodwill. We have incurred and will continue to incur additional depreciation and amortization expense over the useful lives of certain of the net tangible and intangible assets acquired in connection with the acquisition. In addition, to the extent the value of goodwill or intangible assets with indefinite lives becomes impaired, we may be required to incur material charges relating to the impairment of those assets. These depreciation, amortization and potential impairment charges could have a material impact on our results of operations.
Our indebtedness following the merger is substantially greater than our indebtedness prior to the merger. This increased level of indebtedness could adversely affect us, including by decreasing our business flexibility, and will increase our borrowing costs.
In November 2016 we entered into the Credit Agreement which provided for a 670 million Euro term loan, all of which was drawn, and a $100 million revolving credit facility, under which a 10 million Euro letter of credit was issued. As of June 30, 2018, 373.3 million Euros were outstanding under the term loan and 10.0 million Euros were outstanding under the revolving credit facility. We may incur additional indebtedness in the future by accessing the revolving credit facility and/or entering into new financing arrangements. Our ability to pay interest and repay the principal of our current indebtedness is dependent upon our ability to manage our business operations and the ongoing interest rate environment. There can be no assurance that we will be able to manage any of these risks successfully.
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
Our substantially increased indebtedness and higher debt-to-equity ratio as a result of the merger in comparison to that prior to the merger will have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and will increase our borrowing costs. In addition, the amount of cash required to service our increased indebtedness levels and thus the demands on our cash resources will be greater than the amount of cash flows required to service our indebtedness or that of Rofin individually prior to the merger. The increased levels of indebtedness could also reduce funds available for our investments in product development as well as capital expenditures, dividends, share repurchases and other activities and may create competitive disadvantages for us relative to other companies with lower debt levels.

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

•	the timing of receipt and conversion of bookings to net sales;

•	the concentration of a significant amount of our backlog, and resultant net sales, with a few customers in the Microelectronics market;

•	rescheduling of shipments or cancellation of orders by our customers;

•	fluctuations in our product mix;

•	the ability of our customers’ other suppliers to provide sufficient material to support our customers’ products;

•	currency fluctuations and stability, in particular the Euro, the Japanese Yen, the South Korean Won, the Chinese RMB and the US dollar as compared to other currencies;

•	commodity pricing;

•	interpretation and impact of the recently enacted and aforementioned U.S. tax law, the Tax Cuts and Jobs Act;

•	introductions of new products and product enhancements by our competitors, entry of new competitors into our markets, pricing pressures and other competitive factors;

•	our ability to develop, introduce, manufacture and ship new and enhanced products in a timely manner without defects;

•
our ability to manage our manufacturing capacity across our diverse product lines and that of our suppliers, including our ability to successfully expand our manufacturing capacity in various locations around the world;

•	our ability to successfully internally transfer products as part of our integration efforts;

•	our reliance on contract manufacturing;

•	our reliance in part upon the ability of our OEM customers to develop and sell systems that incorporate our laser products;

•	our customers’ ability to manage their susceptibility to adverse economic conditions;

•	the rate of market acceptance of our new products;

•	the ability of our customers to pay for our products;

•	expenses associated with acquisition-related activities;

•
seasonal sales trends, including with respect to Rofin’s historical business, which has traditionally experienced a reduction in sales during the first half of its fiscal year as compared to the second half of its fiscal year;

•	jurisdictional capital and currency controls negatively impacting our ability to move funds from or to an applicable jurisdiction;

•	access to applicable credit markets by us, our customers and their end customers;

•	delays or reductions in customer purchases of our products in anticipation of the introduction of new and enhanced products by us or our competitors;

•	our ability to control expenses;

•	the level of capital spending of our customers;

•	potential excess and/or obsolescence of our inventory;

•	costs and timing of adhering to current and developing governmental regulations and reviews relating to our products and business;

•	costs related to acquisitions of technology or businesses;

•	impairment of goodwill, intangible assets and other long-lived assets;

•	our ability to meet our expectations and forecasts and those of public market analysts and investors;

•	the availability of research funding by governments with regard to our customers in the scientific business, such as universities;

•	continued government spending on defense-related and scientific research projects where we are a subcontractor;

•	maintenance of supply relating to products sold to the government on terms which we would prefer not to accept;

•	changes in policy, interpretations, or challenges to the allowability of costs incurred under government cost accounting standards;

•	damage to our reputation as a result of coverage in social media, Internet blogs or other media outlets;

•	managing our and other parties’ compliance with contracts in multiple languages and jurisdictions;

•	managing our internal and third party sales representatives and distributors, including compliance with all applicable laws;

•
impact of government economic policies on macroeconomic conditions, including recently instituted or proposed changes in trade policies by the U.S. presidential administration and any corresponding retaliatory actions by affected countries;

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

In addition, we often recognize a substantial portion of our sales in the last month of our fiscal quarters. Our expenses for any given quarter are typically based on expected sales, and if sales are below expectations in any given quarter, the adverse impact of the shortfall on our operating results may be magnified by our inability to adjust spending quickly enough to compensate for the shortfall. We also base our manufacturing on our forecasted product mix for the quarter. If the actual product mix varies significantly from our forecast, we may not be able to fill some orders during that quarter, which would result in delays in the shipment of our products. Accordingly, variations in timing of sales, particularly for our higher priced, higher margin products, can cause significant fluctuations in quarterly operating results.

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

We depend on sole source or limited source suppliers, both internal and external, for some of the key components and materials, including exotic materials, certain cutting-edge optics and crystals, used in our products, which make us susceptible to supply shortages or price fluctuations that could adversely affect our business, particularly our ability to meet our customers’ delivery requirements.

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

Some of our products, particularly in the flat panel display industry, require designs and specifications that are at the cutting-edge of available technologies and change frequently to meet rapidly evolving market demands. By their very nature, the types of components used in such products can be difficult and unpredictable to manufacture and may only be available from a single supplier, which increases the risk that we may not obtain such components in a timely manner. Identifying alternative sources of supply for certain components could be difficult and costly, result in management distraction in assisting our current and future suppliers to meet our and our customers’ technical requirements, and cause delays in shipments of our products while we identify, evaluate and test the products of alternative suppliers. Any such delay in shipment would result in a delay or cancelation of our ability to convert such order into revenues. Furthermore, financial or other difficulties faced by these suppliers or significant changes in demand for these components or materials could limit their availability. We continue to consolidate our supply base and move supplier locations. When we transition locations we may increase our inventory of such products as a “safety stock” during the transition, which may cause the amount of inventory reflected on our balance sheet to increase. Additionally, many of our customers rely on sole source suppliers. In the event of a disruption of our customers’ supply chain, orders from our customers could decrease or be delayed.

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

In the flat panel display market, there are a relatively limited number of manufacturers who are the end customers for our annealing products.  In the first, second and third quarters of fiscal 2018, Advanced Process Systems Corporation, an integrator in the flat panel display market based in South Korea, contributed more than 10% of our revenue. Given macroeconomic conditions, varying consumer demand and technical process limitations at manufacturers, our customers may seek to reschedule or cancel orders. These larger flat panel-related systems have large average selling prices. Any rescheduling or canceling of such orders by our customers will likely have a significant impact on our quarterly or annual net sales and results of operations and could negatively impact inventory values and backlog. Additionally, challenges in meeting evolving technological requirements for these complex products by us and our suppliers could also result in delays in shipments, and rescheduled or canceled orders by our customers. This could negatively impact our backlog, timing of net sales and results of operations.

As of June 30, 2018, flat panel display systems represented 52% of our backlog. Since our backlog includes higher average selling price flat panel display systems compared to other products in our backlog, any delays or cancellation of shipments could have a material adverse effect on our financial results.

Some of our laser systems are complex in design and may contain defects that are not detected until deployed by our customers, which could increase our costs and reduce our net sales.

Lasers and laser systems are inherently complex in design and require ongoing regular maintenance. The manufacture of our lasers, laser products and systems involves a highly complex and precise process. As a result of the technological complexity of our products, in particular our excimer laser annealing tools used in the flat panel display market, changes in our or our suppliers’ manufacturing processes or the inadvertent use of defective materials by us or our suppliers could result in a material adverse effect on our ability to achieve acceptable manufacturing yields and product reliability. To the extent that we do not achieve and maintain our projected yields or product reliability, our business, operating results, financial condition and customer relationships would be adversely affected. We provide warranties on a majority of our product sales, and reserves for estimated warranty costs are recorded during the period of sale. The determination of such reserves requires us to make estimates of failure rates and expected costs to repair or replace the products under warranty. We typically establish warranty reserves based on historical warranty costs for each product line. If actual return rates and/or repair and replacement costs differ significantly from our estimates, adjustments to cost of sales may be required in future periods which could have an adverse effect on our results of operations.

Our customers may discover defects in our products after the products have been fully deployed and operated, including under the end user’s peak stress conditions. In addition, some of our products are combined with products from other vendors, which may contain defects. As a result, should problems occur, it may be difficult to identify the source of the problem. If we are unable to identify and fix defects or other problems, we could experience, among other things:

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

For each of the three and nine months ended June 30, 2018, 84% of our net sales were derived from customers outside of the United States. For fiscal 2017, fiscal 2016 and fiscal 2015, 83%, 76%, and 73%, respectively, of our net sales were derived from customers outside of the United States. We anticipate that foreign sales, particularly in Asia, will continue to account for a significant portion of our net sales in the foreseeable future.

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

•
import/export regulations, tariffs and trade barriers, including recently instituted or proposed changes in trade policies by the U.S. presidential administration and any corresponding retaliatory actions by affected countries;

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

In recent years, there has been significant litigation in the United States and around the world involving patents and other intellectual property rights. This has been seen in our industry, for example in the concluded patent-related litigation between IMRA America, Inc. (“Imra”) and IPG Photonics Corporation and in Imra’s concluded patent-related litigation against two of our German subsidiaries. From time to time, like many other technology companies, we have received communications from other parties asserting the existence of patent rights, copyrights, trademark rights or other intellectual property rights which such third parties believe may cover certain of our products, processes, technologies or information. In the future, we may be a party to litigation to protect our intellectual property or as a result of an alleged infringement of others’ intellectual property whether through direct claims or by way of indemnification claims of our customers, as, in some cases, we contractually agree to indemnify our customers against third-party infringement claims relating to our products. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages or invalidation of our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation could also force us to do one or more of the following:

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

Customers often view the purchase of our products as a significant and strategic decision. As a result, customers typically expend significant effort in evaluating, testing and qualifying our products before making a decision to purchase them, resulting in a lengthy initial sales cycle. While our customers are evaluating our products and before they place an order with us, we may incur substantial sales and marketing and research and development expenses to customize our products to the customers’ needs. We may also expend significant management efforts, increase manufacturing capacity and order long lead-time components or materials prior to receiving an order. Even after this evaluation process, a potential customer may not purchase our products. As a result, these long sales cycles may cause us to incur significant expenses without ever receiving net sales to offset such expenses.

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

From time to time new regulations are enacted, and it is difficult to anticipate how such regulations will be implemented and enforced. We continue to evaluate the necessary steps for compliance with regulations as they are enacted. These regulations include, for example, the Registration, Evaluation, Authorization and Restriction of Chemical substances (“REACH”), the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive (“RoHS”) and the Waste Electrical and Electronic Equipment Directive (“WEEE”) enacted in the European Union, which regulate the use of certain hazardous substances in, and require the collection, reuse and recycling of waste from, certain products we manufacture. This and similar legislation that has been or is in the process of being enacted in Japan, China, South Korea and various states of the United States may require us to re-design our products to ensure compliance with the applicable standards, for example by requiring the use of different types of materials. These redesigns or alternative materials may detrimentally impact the performance of our products, add greater testing lead-times for product introductions or have other similar effects. We believe we comply with all such legislation where our products are sold, and we will continue to monitor these laws and the regulations being adopted under them to determine our responsibilities. In addition, we are monitoring legislation relating to the reduction of carbon emissions from industrial operations to determine whether we may be required to incur any additional material costs or expenses associated with our operations. We are not currently aware of any such material costs or expenses. The SEC has promulgated rules requiring disclosure regarding the use of certain “conflict minerals” mined from the Democratic Republic of Congo and adjoining countries and procedures regarding a manufacturer’s efforts to prevent the sourcing of such minerals. The implementation of such rules has required us to incur additional expense and internal resources and may continue to do so in the future, particularly in the event that only a limited pool of suppliers are available to certify that products are free from “conflict minerals.” Our failure to comply with any of the foregoing regulatory requirements or contractual obligations could result in our being directly or indirectly liable for costs, fines or penalties and third-party claims, and could jeopardize our ability to conduct business in the United States and foreign countries.

Our and our customers’ operations would be seriously harmed if our logistics or facilities or those of our suppliers, our customers’ suppliers or our contract manufacturers were to experience catastrophic loss.

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

Difficulties with our enterprise resource planning (“ERP”) system and other parts of our global information technology system could harm our business and results of operation. If our network security measures are breached and unauthorized access is obtained to a customer’s data or our data or our information technology systems, we may incur significant legal and financial exposure and liabilities.

Like many modern multinational corporations, we maintain a global information technology system, including software products licensed from third parties. Any system, network or Internet failures, misuse by system users, the hacking into or disruption caused by the unauthorized access by third parties or loss of license rights could disrupt our ability to timely and accurately manufacture and ship products or to report our financial information in compliance with the timelines mandated by the SEC. Any such failure, misuse, hacking, disruptions or loss would likely cause a diversion of management’s attention from the underlying business and could harm our operations. In addition, a significant failure of our global information technology system could adversely affect our ability to complete an evaluation of our internal controls and attestation activities pursuant to Section 404 of the Sarbanes-Oxley Act of 2002.
Our information systems are subject to attacks, interruptions and failures.
As part of our day-to-day business, we store our data and certain data about our customers in our global information technology system. While our system is designed with access security, if a third party gains unauthorized access to our data, including any regarding our customers, such a security breach could expose us to a risk of loss of this information, loss of business, litigation and possible liability. Our security measures may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance or otherwise. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our customers’ data or our data, including our intellectual property and other confidential business information, or our information technology systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any unauthorized access could result in a loss of confidence by our customers, damage our reputation, disrupt our business, lead to legal liability and negatively impact our future sales. Additionally, such actions could result in significant costs associated with loss of our intellectual property, impairment of our ability to conduct our operations, rebuilding our network and systems, prosecuting and defending litigation, responding to regulatory inquiries or actions, paying damages or taking other remedial steps.

Changes in tax rates, tax liabilities or tax accounting rules could affect future results.

As a global company, we are subject to taxation in the United States and various other countries and jurisdictions. Significant judgment is required to determine our worldwide tax liabilities. A number of factors may affect our future effective tax rates including, but not limited to:

•	interpretation and impact of the recently enacted and aforementioned U.S. tax law, the Tax Cuts and Jobs Act (the “Tax Act”);

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

Governmental regulations, including tariffs and duties, affecting the import or export of products could negatively affect our business, financial condition and results of operations.

The United States and many foreign governments impose tariffs and duties on the import and export of products, including some of those which we sell. In particular, given our worldwide operations, we pay duties on certain products when they are imported into the United States for repair work as well as on certain of our products which are manufactured by our foreign subsidiaries. These products can be subject to a duty on the product value. Additionally, the United States and various foreign governments have imposed tariffs, controls, export license requirements and restrictions on the import or export of some technologies, especially encryption technology. From time to time, government agencies have proposed additional regulation of encryption technology, such as requiring the escrow and governmental recovery of private encryption keys. Governmental regulation of encryption technology and regulation of imports or exports, or our failure to obtain required import or export licenses or other approvals for our products, could harm our international and domestic sales and adversely affect our net sales.

The U.S. presidential administration has recently instituted or proposed changes in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the United States, economic sanctions on individuals, corporations or countries and other government regulations affecting trade between the United States and other countries where we conduct our business. These policy changes and proposals could require time-consuming and expensive alterations to our business operations and may result in greater restrictions and economic disincentives on international trade, which could negatively impact our competitiveness in jurisdictions around the world as well as lead to an increase in costs in our supply chain. Given that we are a multinational corporation, with manufacturing located both in the United States and internationally, we may face additional susceptibility to negative impacts from these tariffs or change in trade policies regarding our inter-company trade practices. In addition, new tariffs and other changes in U.S. trade policy could trigger retaliatory actions by affected countries, and certain foreign governments, including the Chinese government, have instituted or are considering imposing trade sanctions on certain U.S. manufactured goods. Such changes by the United States and other countries have the potential to adversely impact U.S. and worldwide economic conditions, our industry and the global demand for our products, and as a result, could negatively affect our business, financial condition and results of operations.

As a multinational corporation, we may be subject to audits by tax, export and customs authorities, as well as other government agencies. For example, we were audited in South Korea for customs duties and value added tax for the period March 2009 to March 2014. We were liable for additional payments, duties, taxes and penalties of $1.6 million, which we paid in the second quarter of fiscal 2016. Any future audits could lead to assessments that could have a material adverse effect on our business or financial position, results of operations, or cash flows.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
Not applicable.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On February 7, 2018, we announced that our board of directors had approved a share repurchase program to permit us to repurchase up to $100.0 million worth of our issued and outstanding common stock in the open market from time to time through January 31, 2019. During the three months ended June 30, 2018, we repurchased and retired 574,946 shares of outstanding common stock under this plan at an average price of $173.91 per share for a total of $100.0 million.
The following table summarizes share repurchase activity for the three months ended June 29, 2018:

Period	Total Number of Shares Purchased	Average paid price per share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
April 1, 2018 - April 30, 2018	—	$—	—	$100,000,000
May 1, 2018 - May 31, 2018	574,946	$173.91	574,946	$—
June 1, 2018 - June 30, 2018	—	$—	—	$—
Total	574,946	$173.91	574,946

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

COHERENT, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coherent, Inc.
(Registrant)

Date:	August 7, 2018	/s/:	JOHN R. AMBROSEO
John R. Ambroseo
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 7, 2018	/s/:	KEVIN S. PALATNIK
Kevin S. Palatnik
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)