Form 10-Q
period 2019-03-30
COHERENT INC
filed 2019-05-08
CIK 21510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ___________________________________________________
FORM 10-Q
 ___________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 30, 2019
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
Registrant’s telephone number, including area code: (408) 764-4000
___________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	COHR	The NASDAQ Stock Market LLC
Nasdaq Global Select Market
__________________

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

 The number of shares outstanding of registrant’s common stock, par value $.01 per share, on May 6, 2019 was 24,190,771.
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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Net sales	$372,860	$481,118	$756,006	$958,683
Cost of sales	242,143	265,688	475,939	526,230
Gross profit	130,717	215,430	280,067	432,453
Operating expenses:
Research and development	30,461	34,783	59,403	66,175
Selling, general and administrative	69,463	77,146	134,020	150,583
Impairment and other charges	—	(110)	—	155
Amortization of intangible assets	1,926	2,950	4,966	5,556
Total operating expenses	101,850	114,769	198,389	222,469
Income from operations	28,867	100,661	81,678	209,984
Other income (expense):
Interest income	418	440	646	911
Interest expense	(4,919)	(7,725)	(9,820)	(16,472)
Other—net	249	(2,225)	(4,229)	(2,449)
Total other income (expense), net	(4,252)	(9,510)	(13,403)	(18,010)
Income from continuing operations before income taxes	24,615	91,151	68,275	191,974
Provision for income taxes	3,865	25,849	11,975	84,769
Net income from continuing operations	20,750	65,302	56,300	107,205
Loss from discontinued operations, net of income taxes	—	—	—	(2)
Net income	$20,750	$65,302	$56,300	$107,203

Net income per share:
Basic	$0.86	$2.64	$2.32	$4.34
Diluted	$0.85	$2.61	$2.31	$4.29

Shares used in computation:
Basic	24,232	24,761	24,250	24,698
Diluted	24,332	25,010	24,402	25,018

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018

Net income	$20,750	$65,302	$56,300	$107,203
Other comprehensive income (loss): (1)
Translation adjustment, net of taxes (2)	(7,578)	21,344	(13,268)	21,436
Changes in unrealized losses on available-for-sale securities, net of taxes (3)	—	(1)	—	(8)
Defined benefit pension plans, net of taxes (4)	(756)	(344)	(748)	(197)
Other comprehensive income (loss), net of tax	(8,334)	20,999	(14,016)	21,231
Comprehensive income	$12,416	$86,301	$42,284	$128,434

(1)	Reclassification adjustments were not significant during the three and six months ended March 30, 2019 and March 31, 2018.

(2)
Tax benefits of $691 and $3,446 were provided on translation adjustments during the three and six months ended March 30, 2019, respectively. Tax expenses (benefits) were not provided on translation adjustments during the three and six months ended March 31, 2018.

(3)
Tax expenses (benefits) were not provided on changes in unrealized losses on available-for-sale securities for the three and six months ended March 30, 2019, respectively. Tax expenses (benefits) of $1 and $(3) were provided on changes in unrealized losses on available-for-sale securities for the three and six months ended March 31, 2018, respectively.

(4)
Tax benefits of $277 and $283 were provided on changes in defined benefit pension plans for the three and six months ended March 30, 2019, respectively. Tax benefits of $9 and $55 were provided on changes in defined benefit pension plans for the three and six months ended March 31, 2018, respectively.

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except par value)

	March 30, 2019	September 29, 2018
ASSETS
Current assets:
Cash and cash equivalents	$337,321	$310,495
Restricted cash	814	858
Short-term investments	11,480	120
Accounts receivable—net of allowances of $5,817 and $4,568, respectively	313,351	355,208
Inventories	483,741	486,741
Prepaid expenses and other assets	79,465	85,080
Total current assets	1,226,172	1,238,502
Property and equipment, net	318,989	311,793
Goodwill	435,997	442,940
Intangible assets, net	119,258	142,293
Non-current restricted cash	12,338	12,692
Other assets	109,514	111,749
Total assets	$2,222,268	$2,259,969

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current-portion of long-term obligations	$46,979	$5,072
Accounts payable	68,155	70,292
Income taxes payable	85,811	114,145
Other current liabilities	163,953	183,329
Total current liabilities	364,898	372,838
Long-term obligations	405,837	420,711
Other long-term liabilities	138,751	151,956
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock, Authorized—500,000 shares, par value $.01 per share:
Outstanding—24,137 shares and 24,299 shares, respectively	240	242
Additional paid-in capital	34,736	78,700
Accumulated other comprehensive income (loss)	(11,183)	2,833
Retained earnings	1,288,989	1,232,689
Total stockholders’ equity	1,312,782	1,314,464
Total liabilities and stockholders’ equity	$2,222,268	$2,259,969

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited; in thousands)

	Common Stock Shares	Common Stock Par Value	Add. Paid-in Capital	Accum. Other Comp. Income (Loss)	Retained Earnings	Total
Balances, September 30, 2017	24,631	$245	$171,403	$19,906	$971,710	$1,163,264
Common stock issued under stock plans, net of shares withheld for employee taxes	191	2	(30,749)	—	—	(30,747)
Cumulative effect of change in accounting principle	—	—	—	—	13,621	13,621
Stock-based compensation	—	—	7,110	—	—	7,110
Net income	—	—	—	—	41,901	41,901
Other comprehensive income, net of tax	—	—	—	232	—	232
Balances, December 30, 2017	24,822	247	147,764	20,138	1,027,232	1,195,381
Common stock issued under stock plans, net of shares withheld for employee taxes	12	—	(604)	—	—	(604)
Stock-based compensation	—	—	8,603	—	—	8,603
Net income	—	—	—	—	65,302	65,302
Other comprehensive income, net of tax	—	—	—	20,999	—	20,999
Balances, March 31, 2018	24,834	$247	$155,763	$41,137	$1,092,534	$1,289,681

	Common Stock Shares	Common Stock Par Value	Add. Paid-in Capital	Accum. Other Comp. Income (Loss)	Retained Earnings	Total
Balances, September 29, 2018	24,299	$242	$78,700	$2,833	$1,232,689	$1,314,464
Common stock issued under stock plans, net of shares withheld for employee taxes	223	2	(9,141)	—	—	(9,139)
Repurchase of common stock	(195)	(2)	(25,499)	—	—	(25,501)
Stock-based compensation	—	—	7,791	—	—	7,791
Net income	—	—	—	—	35,550	35,550
Other comprehensive loss, net of tax	—	—	—	(5,682)	—	(5,682)
Balances, December 29, 2018	24,327	242	51,851	(2,849)	1,268,239	1,317,483
Common stock issued under stock plans, net of shares withheld for employee taxes	10	—	(298)	—	—	(298)
Repurchase of common stock	(200)	(2)	(25,903)	—	—	(25,905)
Stock-based compensation	—	—	9,086	—	—	9,086
Net income	—	—	—	—	20,750	20,750
Other comprehensive loss, net of tax	—	—	—	(8,334)	—	(8,334)
Balances, March 30, 2019	24,137	$240	$34,736	$(11,183)	$1,288,989	$1,312,782

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended
	March 30, 2019	March 31, 2018
Cash flows from operating activities:
Net income	$56,300	$107,203
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,690	25,399
Amortization of intangible assets	29,099	30,429
Deferred income taxes	(4,453)	14,079
Amortization of debt issuance cost	2,562	7,221
Stock-based compensation	16,880	15,486
Non-cash restructuring charges	323	439
Other non-cash expense (income)	(1,224)	92
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	40,560	5,785
Inventories	(2,649)	(59,678)
Prepaid expenses and other assets	9,992	(5,193)
Other long-term assets	2,300	(3,753)
Accounts payable	(802)	13,587
Income taxes payable/receivable	(29,192)	20,815
Other current liabilities	(20,671)	(41,575)
Other long-term liabilities	(392)	2,463
Net cash provided by operating activities	126,323	132,799

Cash flows from investing activities:
Purchases of property and equipment	(41,525)	(44,951)
Proceeds from dispositions of property and equipment	4,331	90
Purchases of available-for-sale securities	(11,433)	(32,838)
Proceeds from sales and maturities of available-for-sale securities	93	28,197
Acquisition of businesses, net of cash acquired	(18,881)	(45,448)
Investment at cost	(3,423)	—
Proceeds from sale of discontinued operation	—	25,000
Other	—	470
Net cash used in investing activities	(70,838)	(69,480)

Cash flows from financing activities:
Short-term borrowings	88,424	36,672
Repayments of short-term borrowings	(48,235)	(36,955)
Repayments of long-term borrowings	(3,802)	(166,913)
Issuance of common stock under employee stock option and purchase plans	5,704	4,899
Net settlement of restricted common stock	(15,141)	(36,250)
Repurchase of common stock	(51,406)	—
Net cash used in financing activities	(24,456)	(198,547)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4,601)	1,704
Net increase (decrease) in cash, cash equivalents and restricted cash	26,428	(133,524)
Cash, cash equivalents and restricted cash, beginning of period	324,045	457,087
Cash, cash equivalents and restricted cash, end of period	$350,473	$323,563

Non-cash investing and financing activities:
Unpaid property and equipment purchases	$5,351	$3,362

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows.

	March 30, 2019	March 31, 2018
Cash and cash equivalents	$337,321	$308,987
Restricted cash, current	814	1,144
Restricted cash, non-current	12,338	13,432
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$350,473	$323,563
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

Change in Significant Accounting Policies - Revenue Recognition

Except for the adoption of Accounting Standard Update ("ASU") 2014-09, Revenue from Contracts with Customers ("ASC 606") on September 30, 2018, there have been no significant changes to our significant accounting policies as of and for the six months ended March 30, 2019, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended September 29, 2018.

Effective September 30, 2018, we adopted ASC 606, using the modified retrospective transition method applied to contracts that were not completed as of September 30, 2018. Revenue for the reporting periods after September 30, 2018 are presented under ASC 606, while prior period amounts are reported in accordance with our historical accounting under ASC 605. There was no impact on the opening accumulated retained earnings, revenues, costs, deferred income, customer deposits or other balances as of September 30, 2018 or the three and six months ended March 30, 2019 due to the adoption of ASC 606.

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

Revenue recognition at a point in time

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

In August 2018, the Securities and Exchange Commission ("SEC") adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. The amendments became effective on November 5, 2018. The SEC staff subsequently indicated that it would not object if a filer’s first presentation of changes in shareholders’ equity is included in its Form 10-Q for the quarter that begins after the final rule’s effective date. Among the amendments is the requirement to present the changes in shareholders’ equity in the interim financial statements (either in a separate statement or footnote) in quarterly reports on Form 10-Q. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a consolidated statement of operations is required to be filed. We adopted this amendment and included the first presentation of changes in stockholders’ equity in our quarterly report on Form 10-Q for our first quarter of fiscal 2019.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued accounting guidance (ASC 842) that modifies lease accounting for lessees to increase transparency and comparability by recording lease assets and liabilities for operating leases and disclosing key information about leasing arrangements. The new standard will become effective for our fiscal year 2020, which begins on September 29, 2019. We will adopt the new guidance utilizing the modified retrospective transition method. We have reviewed the requirements of this standard and have formulated a plan for implementation. We continue to implement internal controls and key system functionality to enable the preparation of financial information. We expect the standard will have a material impact on our consolidated balance sheets, but will not have a material impact on our consolidated income statements. The most significant impact will be the recognition of Right-Of-Use assets and lease liabilities for operating leases, while our accounting for capital leases will remain substantially unchanged. We will continue to assess and disclose the impact that this new guidance will have on our consolidated financial statements, disclosures and related controls, when known.

3.     REVENUE RECOGNITION
Disaggregation of Revenue

Based on the information that our chief operating decision maker ("CODM") uses to manage the business, we disaggregate revenue by type and market application within each segment. No other level of disaggregation is required considering the type of products, customers, markets, contracts, duration of contracts, timing of transfer of control and sales channels.

The following tables summarize revenue from contracts with customers (in thousands):

Sales by revenue type and segment

	Three months ended
	March 30, 2019		March 31, 2018
	OEM Laser Sources	Industrial Lasers & Systems	OEM Laser Sources	Industrial Lasers & Systems
Net sales:
Products(1)	$143,895	$112,779	$220,624	$128,665
Other product and service revenues(2)	87,702	28,484	96,514	35,315
Total net sales	$231,597	$141,263	$317,138	$163,980
(1) Net sales primarily recognized at a point in time.
(2) Includes sales of spare parts, related accessories and other consumable parts as well as revenues from service agreements, of which $13.4 million for the three months ended March 30, 2019 was recognized over time.

	Six months ended
	March 30, 2019		March 31, 2018
	OEM Laser Sources	Industrial Lasers & Systems	OEM Laser Sources	Industrial Lasers & Systems
Net sales:
Products(1)	$296,637	$224,753	$451,392	$246,926
Other product and service revenues(2)	177,308	57,308	191,403	68,962
Total net sales	$473,945	$282,061	$642,795	$315,888
(1) Net sales primarily recognized at a point in time.
(2) Includes sales of spare parts, related accessories and other consumable parts as well as revenues from service agreements, of which $26.0 million for the six months ended March 30, 2019 was recognized over time.

Sales by market application and segment

	Three months ended
	March 30, 2019		March 31, 2018
	OEM Laser Sources	Industrial Lasers & Systems	OEM Laser Sources	Industrial Lasers & Systems
Net sales:
Microelectronics	$152,640	$16,625	$237,699	$23,609
Materials processing	9,484	95,438	13,622	122,200
OEM components and instrumentation	39,811	27,391	35,625	17,698
Scientific and government programs	29,662	1,809	30,192	473
Total net sales	$231,597	$141,263	$317,138	$163,980

	Six months ended
	March 30, 2019		March 31, 2018
	OEM Laser Sources	Industrial Lasers & Systems	OEM Laser Sources	Industrial Lasers & Systems
Net sales:
Microelectronics	$314,843	$32,831	$487,936	$41,548
Materials processing	18,286	191,279	24,075	239,208
OEM components and instrumentation	79,030	54,525	68,622	33,557
Scientific and government programs	61,786	3,426	62,162	1,575
Total net sales	$473,945	$282,061	$642,795	$315,888

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

A rollforward of our customer deposits and deferred revenue is as follows (in thousands):

Beginning balance, September 30, 2018 (1)	$55,637
Amount of customer deposits and deferred revenue recognized in income (2)	(96,345)
Additions to customer deposits and deferred revenue	84,113
Translation adjustments	(616)
Ending balance, March 30, 2019 (3)	$42,789

(1) Beginning customer deposits and deferred revenue as of September 30, 2018 includes $50,546 of current portion and $5,091 of long-term portion.

(2) Amount of customer deposits and deferred revenue recognized in the three and six months ended March 30, 2019 was $45,429 and $96,345, respectively.

(3) Ending customer deposits and deferred revenue as of March 30, 2019 includes $37,275 of current portion and $5,514 of long-term portion.

Remaining performance obligations represent the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied as of the end of the reporting period. The following table includes estimated revenue expected to be recognized in the future related to performance obligations for sales of maintenance agreements, extended warranties, installation, and contracts with customer acceptance provisions included in customer deposits and deferred revenue as of March 30, 2019 (in thousands):

	Remainder of fiscal 2019	Fiscal 2020	Fiscal 2021 and after	Total
Performance Obligations	$29,942	$9,211	$3,636	$42,789

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
The identifiable intangible assets are being amortized over their respective useful lives of 1 to 8 years. The fair values of the acquired intangibles were determined using the income approach. In performing these valuations, the key underlying probability-adjusted assumptions of the discounted cash flows were projected revenues, gross margin expectations and operating cost estimates. The valuations were based on the information that was available as of the acquisition date and the expectations and assumptions that have been deemed reasonable by our management. There are inherent uncertainties and management judgment required in these determinations. This acquisition resulted in a purchase price that exceeded the estimated fair value of tangible and intangible assets, which was allocated to goodwill.
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
The identifiable intangible assets are being amortized over their respective useful lives of 1 to 5 years. The fair values of the acquired intangibles were determined using the income approach. In performing these valuations, the key underlying probability-adjusted assumptions of the discounted cash flows were projected revenues, gross margin expectations and operating cost estimates. The valuations were based on the information that was available as of the acquisition date and the expectations and assumptions that have been deemed reasonable by our management. There are inherent uncertainties and management judgment required in these determinations.
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

5.     FAIR VALUES

We have not changed our valuation techniques in measuring the fair value of any financial assets and liabilities during the period. We recognize transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers between levels during the periods presented. As of March 30, 2019, we had one investment carried on a cost basis. See Note 9, "Balance Sheet Details". If we were to fair value this investment, it would be based upon Level 3 inputs; this investment is not considered material to our condensed consolidated financial statements. As of September 29, 2018, we did not have any assets or liabilities valued based upon Level 3 inputs.

We measure the fair value of outstanding debt obligations for disclosure purposes on a recurring basis. As of March 30, 2019, the current and long-term portion of long-term obligations of $5.7 million and $405.8 million, respectively, are reported at amortized cost. As of September 29, 2018, the current and long-term portion of long-term obligations of $5.1 million and $420.7 million, respectively, are reported at amortized cost. These outstanding obligations are classified as Level 2 as they are not actively traded and are valued using a discounted cash flow model that uses observable market inputs. Based on the discounted cash flow model, the fair value of the outstanding debt approximates amortized cost.

Financial assets and liabilities measured at fair value as of March 30, 2019 and September 29, 2018 are summarized below (in thousands):

	Aggregate Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Aggregate Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	March 30, 2019			September 29, 2018
		(Level 1)	(Level 2)		(Level 1)	(Level 2)
Assets:
Cash equivalents:
Money market fund deposits	$18,740	$18,740	$—	$56,285	$56,285	$—
U.S. Treasury and agency obligations (1)	120	—	120	—	—	—
Commercial paper (1)	3,993	—	3,993	—	—	—
Short-term investments:
U.S. Treasury and agency obligations (1)	5,020	—	5,020	120	—	120
Commercial paper (1)	6,460	—	6,460	—	—	—
Prepaid and other assets:
Foreign currency contracts (2)	709	—	709	1,007	—	1,007
Money market fund deposits — Deferred comp and supplemental plan (3)	789	789	—	522	522	—
Mutual funds — Deferred comp and supplemental plan (3)	20,578	20,578	—	21,862	21,862	—
Total	$56,409	$40,107	$16,302	$79,796	$78,669	$1,127

Liabilities:
Other current liabilities:
Foreign currency contracts (2)	(720)	—	(720)	(1,879)	—	(1,879)
Total	$55,689	$40,107	$15,582	$77,917	$78,669	$(752)

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

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	March 30, 2019
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$337,321	$—	$—	$337,321

Short-term investments:
Available-for-sale securities:
Commercial paper	$6,460	$—	$—	$6,460
U.S. Treasury and agency obligations	5,000	20	—	5,020
Total short-term investments	$11,460	$20	$—	$11,480

	September 29, 2018
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$310,495	$—	$—	$310,495

Short-term investments:
Available-for-sale securities:
U.S. Treasury and agency obligations	$120	$—	$—	$120
Total short-term investments	$120	$—	$—	$120

There were no unrealized losses at March 30, 2019. There were no unrealized gains or losses at September 29, 2018.

The amortized cost and estimated fair value of available-for-sale investments in debt securities as of March 30, 2019 and September 29, 2018 classified as short-term investments on our condensed consolidated balance sheet were as follows (in thousands):

	March 30, 2019		September 29, 2018
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Investments in available-for-sale debt securities due in less than one year	$11,460	$11,480	$120	$120

During the three and six months ended March 30, 2019, we received no proceeds from the sale of available-for-sale securities and realized no gross gains or losses. During the three months ended March 31, 2018, we received no proceeds from the sale of available-for-sale securities and realized no gross gains or losses. During the six months ended March 31, 2018, we received proceeds totaling $2.4 million from the sale of available-for-sale securities and realized no gross gains or losses.

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

Non-Designated Derivatives

The outstanding notional contract and fair value asset (liability) amounts of non-designated hedge contracts, with maximum maturity of two months, are as follows (in thousands):

	U.S. Notional Contract Value		U.S. Fair Value
	March 30, 2019	September 29, 2018	March 30, 2019	September 29, 2018
Euro currency hedge contracts
Purchase	$40,755	$126,589	$(579)	$(1,554)
Sell	$(3,479)	$(8,701)	$28	43

Japanese Yen currency hedge contracts
Purchase	$—	$—	$—	$—
Sell	$(11,848)	$(27,473)	$21	$637

South Korean Won currency hedge contracts
Purchase	$781	$2,778	$(5)	$27
Sell	$(29,829)	$(31,920)	$519	$(109)

Chinese RMB currency hedge contracts
Purchase	$1,964	$5,852	$(1)	$(33)
Sell	$(26,419)	$(51,137)	$67	$300

Singapore Dollar currency hedge contracts
Purchase	$31,902	$30,127	$(126)	$(131)

Other foreign currency hedge contracts
Purchase	$6,260	$4,091	$5	$(13)
Sell	$(5,982)	$(5,934)	$60	$(39)

The fair value of our derivative instruments is included in prepaid expenses and other assets and in other current liabilities in our Condensed Consolidated Balance Sheets. See Note 5, "Fair Values."

During the three and six months ended March 30, 2019, we recognized losses of $3.0 million and $6.7 million, respectively, in other income (expense) for derivative instruments not designated as hedging instruments. During the three and six months ended March 31, 2018, we recognized a gain of $1.0 million and a loss of $1.6 million, respectively, in other income (expense) for derivative instruments not designated as hedging instruments.

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

8.    GOODWILL AND INTANGIBLE ASSETS

During the six months ended March 30, 2019, we noted no indications of impairment or triggering events to cause us to review goodwill for potential impairment. We will conduct our annual goodwill testing during the fourth fiscal quarter.

The changes in the carrying amount of goodwill by segment for the period from September 29, 2018 to March 30, 2019 are as follows (in thousands):

	OEM Laser Sources	Industrial Lasers & Systems	Total
Balance as of September 29, 2018	$100,732	$342,208	$442,940
Additions (see Note 4)	—	3,556	3,556
Translation adjustments	(1,886)	(8,613)	(10,499)
Balance as of March 30, 2019	$98,846	$337,151	$435,997

Components of our amortizable intangible assets are as follows (in thousands):

	March 30, 2019			September 29, 2018
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Existing technology	$202,766	$(115,395)	$87,371	$201,759	$(94,376)	$107,383
Customer relationships	43,092	(19,056)	24,036	50,359	(22,383)	27,976
Trade name	5,723	(4,660)	1,063	5,888	(3,818)	2,070
Production know-how	2,300	(228)	2,072	—	—	—
In-process research & development	4,716	—	4,716	4,864	—	4,864
Total	$258,597	$(139,339)	$119,258	$262,870	$(120,577)	$142,293

For accounting purposes, when an intangible asset is fully amortized, it is removed from the disclosure schedule.

The in-process research and development project is not expected to be completed in fiscal 2019.

Amortization expense for intangible assets for the six months ended March 30, 2019 and March 31, 2018 was $29.1 million and $30.4 million, respectively. The change in the accumulated amortization also includes $4.4 million (decrease) and $4.5 million (increase) of foreign exchange impact for the six months ended March 30, 2019 and March 31, 2018, respectively.

At March 30, 2019, estimated amortization expense for the remainder of fiscal 2019, the next five succeeding fiscal years and all fiscal years thereafter are as follows (in thousands):

Estimated Amortization Expense
2019 (remainder)	$27,758
2020	48,652
2021	17,828
2022	6,786
2023	4,417
2024	3,071
Thereafter	6,030
Total (excluding IPR&D)	$114,542

9.     BALANCE SHEET DETAILS

Inventories consist of the following (in thousands):

	March 30, 2019	September 29, 2018
Purchased parts and assemblies	$143,637	$137,566
Work-in-process	176,315	186,240
Finished goods	163,789	162,935
Total inventories	$483,741	$486,741

Prepaid expenses and other assets consist of the following (in thousands):

	March 30, 2019	September 29, 2018
Prepaid and refundable income taxes	$39,539	$37,884
Other taxes receivable	10,632	16,930
Prepaid expenses and other assets	29,294	30,266
Total prepaid expenses and other assets	$79,465	$85,080

Other assets consist of the following (in thousands):

	March 30, 2019	September 29, 2018
Assets related to deferred compensation arrangements	$33,605	$37,370
Deferred tax assets	64,065	64,858
Other assets (1)	11,844	9,521
Total other assets	$109,514	$111,749

(1) In the first quarter of fiscal 2019, we invested 3.0 million Euro ($3.4 million) in 3D-Micromac AG, a company that specializes in laser micromachining. The investment is included in other assets and is being carried on a cost basis and will be adjusted, as necessary, for impairment.

Other current liabilities consist of the following (in thousands):

	March 30, 2019	September 29, 2018
Accrued payroll and benefits	$54,162	$55,704
Deferred revenue	23,898	30,613
Warranty reserve	38,991	40,220
Accrued expenses and other	33,525	36,859
Customer deposits	13,377	19,933
Total other current liabilities	$163,953	$183,329

Components of the reserve for warranty costs during the first six months of fiscal 2019 and 2018 were as follows (in thousands):

	Six Months Ended
	March 30, 2019	March 31, 2018
Beginning balance	$40,220	$36,149
Additions related to current period sales	27,816	24,290
Warranty costs incurred in the current period	(28,406)	(24,212)
Accruals resulting from acquisitions	21	179
Adjustments to accruals related to foreign exchange and other	(660)	1,073
Ending balance	$38,991	$37,479

Other long-term liabilities consist of the following (in thousands):

	March 30, 2019	September 29, 2018
Long-term taxes payable	$36,341	$36,336
Deferred compensation	37,313	40,895
Defined benefit plan liabilities	37,365	37,528
Deferred tax liabilities	16,605	26,339
Deferred revenue	5,514	5,091
Asset retirement obligations liability	4,656	4,529
Other long-term liabilities	957	1,238
Total other long-term liabilities	$138,751	$151,956

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

As of March 30, 2019, the outstanding principal amount of the Euro Term Loan was 368.3 million Euros. As of March 30, 2019, the outstanding amount of the Revolving Credit Facility was $40.0 million plus a 10.0 million Euro letter of credit.

Loans under the Credit Agreement bear interest, at the Borrower’s option, at a rate equal to either (i)(x) in the case of calculations with respect to U.S. Dollars or certain other alternative currencies, the London interbank offered rate (the "LIBOR") or (y) in the case of calculations with respect to the Euro, the euro interbank offered rate ("EURIBOR" and, together with LIBOR), the "Eurocurrency Rate") or (ii) a base rate (the "Base Rate") equal to the highest of (x) the federal funds rate, plus 0.50%, (y) the prime rate then in effect and (z) the Eurocurrency Rate for loans denominated in U.S. dollars applicable to a one-month interest period, plus 1.0%, in each case, plus an applicable margin that is subject to adjustment pursuant to a pricing grid based on consolidated total gross leverage ratio. At March 30, 2019, the applicable margin for Euro Term Loans borrowed as Eurocurrency Rate loans was 2.00% per annum and as Base Rate loans was 1.00% and the applicable margin for revolving loans borrowed as Eurocurrency Rate loans was 3.75% per annum and as Base Rate loans was 2.75% per annum. Interest on Base Rate Loans is payable quarterly in arrears. Interest on Eurocurrency Rate loans is payable at the end of the applicable interest period (or at three month intervals if the interest period exceeds three months).

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

The Credit Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of us and our subsidiaries to, among other things, incur debt, grant liens, make investments, make certain restricted payments, transact with affiliates, and sell assets. The Credit Agreement also requires us and our subsidiaries to maintain a senior secured net leverage ratio as of the last day of each fiscal quarter of less of than or equal to 3.50 to 1.00. We were in compliance with all covenants at March 30, 2019.

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

Additional sources of cash available to us were international currency lines of credit and bank credit facilities totaling $26.2 million as of March 30, 2019, of which $17.1 million was unused and available. These unsecured international credit facilities were used in Europe and Japan during the first six months of fiscal 2019. As of March 30, 2019, we had utilized $7.8 million of the international credit facilities as guarantees in Europe and $1.3 million of the international credit facilities as borrowings in Japan.

Short-term borrowings and current portion of long-term obligations consist of the following (in thousands):

	March 30, 2019	September 29, 2018
Current portion of Euro Term Loan (1)	$3,038	$3,092
1.3% Term loan due 2024	1,404	1,448
1.0% State of Connecticut term loan due 2023	376	374
OR Laser loans	118	158
Capital lease obligations	741	—
Line of credit borrowings	41,302	—
Total short-term borrowings and current portion of long-term obligations	$46,979	$5,072
(1) Net of debt issuance costs of $4.5 million and $4.7 million at March 30, 2019 and September 29, 2018, respectively.

Long-term obligations consist of the following (in thousands):

	March 30, 2019	September 29, 2018
Euro Term Loan due 2024 (1)	$397,557	$411,661
1.3% Term loan due 2024	6,319	7,242
1.0% State of Connecticut term loan due 2023	1,217	1,406
OR Laser loans	329	402
Capital lease obligations	415	—
Total long-term obligations	$405,837	$420,711

(1) Net of debt issuance costs of $8.6 million and $11.2 million at March 30, 2019 and September 29, 2018, respectively.

Contractual maturities of our debt obligations, excluding line of credit borrowings, as of March 30, 2019 are as follows (in thousands):

Amount
2019 (remainder)	$5,323
2020	9,684
2021	9,683
2022	9,431
2023	9,265
2024	381,226
Total	$424,612

11.  STOCK-BASED COMPENSATION

Fair Value of Stock Compensation

We recognize compensation expense for all share based payment awards based on the fair value of such awards. The expense is recognized on a straight-line basis per tranche over the respective requisite service period of the awards.

Determining Fair Value

The fair values of shares purchased under the Employee Stock Purchase Plan ("ESPP") for the three and six months ended March 30, 2019 and March 31, 2018, respectively, were estimated using the following weighted-average assumptions:

	Employee Stock Purchase Plan
	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Expected life in years	0.5	0.5	0.5	0.5
Volatility	47.5%	51.8%	47.9%	50.0%
Risk-free interest rate	2.49%	1.30%	2.42%	1.26%
Expected dividend yield	—%	—%	—%	—%
Weighted average fair value per share	$38.50	$76.30	40.64	$73.64

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

	Six Months Ended
	March 30, 2019	March 31, 2018
Risk-free interest rate	2.9%	1.7%
Volatility	43.7%	37.0%
Weighted average fair value per share	$117.43	$315.05

We recognize the estimated cost of these awards, as determined under the simulation model, over the related service period of approximately 3 years, with no adjustment in future periods based upon the actual shareholder return over the performance period.

Stock Compensation Expense

The following table shows total stock-based compensation expense and related tax benefits included in the condensed consolidated statements of operations for the three and six months ended March 30, 2019 and March 31, 2018 (in thousands):

	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Cost of sales	$1,172	$1,018	$2,409	$2,006
Research and development	783	872	1,433	1,540
Selling, general and administrative	7,049	6,520	13,038	11,940
Income tax benefit	(1,461)	(1,175)	(2,694)	(2,784)
	$7,543	$7,235	$14,186	$12,702

During the three and six months ended March 30, 2019, $1.3 million and $2.4 million of stock-based compensation cost, respectively, were capitalized as part of inventory for all stock plans, $1.2 million and $2.4 million, respectively, were amortized into cost of sales and $1.5 million remained in inventory at March 30, 2019. During the three and six months ended March 31, 2018, $1.2 million and $2.2 million of stock-based compensation, respectively, were capitalized as part of inventory for all stock plans, $1.0 million and $2.0 million, respectively, were amortized into cost of sales and $1.4 million remained in inventory at March 31, 2018.

At March 30, 2019, the total compensation cost related to unvested stock-based awards granted to employees under our stock plans but not yet recognized was approximately $45.4 million. We do not estimate forfeitures. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 1.5 years.

Stock Awards Activity

The following table summarizes the activity of our time-based and performance restricted stock units for the first six months of fiscal 2019 (in thousands, except per share amounts):

	Time Based Restricted Stock Units		Performance Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested stock at September 29, 2018	279	$155.24	159	$155.76
Granted	164	124.17	104	117.43
Vested (1)	(168)	127.22	(130)	74.48
Forfeited	(6)	177.46	—	—
Nonvested stock at March 30, 2019	269	$153.22	133	$184.26

__________________________________________
(1)Service-based restricted stock units vested during the fiscal year. Performance-based restricted stock units included at 100% of target goal; under the terms of the awards, the recipient may earn between 0% and 200% of the award.

12.      COMMITMENTS AND CONTINGENCIES

Indemnifications

In the normal course of business, we enter into agreements that contain a variety of representations and warranties and provide for general indemnification. Exposure under these agreements is unknown because claims may be made against us in the future and we may record charges in the future as a result of these indemnification obligations. As of March 30, 2019, we did not have any material indemnification claims that were probable or reasonably possible.

Legal Proceedings

We are subject to legal claims and litigation arising in the ordinary course of business, such as product liability, employment or intellectual property claims, including, but not limited to, the matters described below.

On May 14, 2013, IMRA America (“Imra”) filed a complaint alleging patent infringement against two of our subsidiaries in the Regional Court of Düsseldorf, Germany. Our subsidiaries subsequently filed a separate nullity action with the Federal Patent Court in Munich, Germany, requesting that the court hold that the patent in question was invalid based on prior art. The court found the patent to be invalid, and Imra appealed the decision to the Federal Court of Justice, the highest civil jurisdiction court in Germany. The Federal Court of Justice dismissed the appeal on March 27, 2018, effectively ending the case in favor of Coherent. In addition, as of April 3, 2019, all of the involved courts had finalized the granting of costs and statutory attorneys’ fees to Coherent of an aggregate amount of approximately $0.1 million.

Although we do not expect that such legal claims and litigation will ultimately have a material adverse effect on our consolidated financial position, results of operations or cash flows, an adverse result in one or more matters could negatively affect our results in the period in which they occur.

The United States and many foreign governments impose tariffs and duties on the import and export of certain products we sell. From time to time our customs compliance, product classifications, duty calculations and payments are reviewed or audited by government agencies. Any adverse result in such a review or audit could negatively affect our results in the period in which they occur.

We are currently in discussions with the German government regarding an export compliance matter by one of our German subsidiaries. We believe that this involves less than approximately 1.5 million Euros in transactions over the past three years and do not believe that the final resolution of this matter will be material to our consolidated financial position, results of operations or cash flows. However, the German government investigation is ongoing and it is possible that substantial payments, fines and/or penalties or damages could result. Even though we do not currently expect this matter to be material to our consolidated financial position, results of operations or cash flows, circumstances could change as the investigation progresses.

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

On October 28, 2018, our board of directors authorized a stock repurchase program authorizing the Company to repurchase up to $250.0 million of our common stock through December 31, 2019, with a limit of no more than $75.0 million per quarter. During the second quarter of fiscal 2019, we repurchased and retired 199,826 shares of outstanding common stock under this program at an average price of $129.64 per share for a total of $25.9 million. During the first six months of fiscal 2019, we repurchased and retired 394,627 shares of outstanding common stock under this program at an average price of $130.26 per share for a total of $51.4 million.

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

The following table presents information necessary to calculate basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Weighted average shares outstanding—basic	24,232	24,761	24,250	24,698
Dilutive effect of employee stock awards	100	249	152	320
Weighted average shares outstanding—diluted	24,332	25,010	24,402	25,018

Net income from continuing operations	$20,750	$65,302	$56,300	$107,205
Loss from discontinued operations, net of income taxes	—	—	—	(2)
Net income	$20,750	$65,302	$56,300	$107,203

A total of 88,032 and 92,837 potentially dilutive securities have been excluded from the diluted share calculation for the three and six months ended March 30, 2019, respectively, as their effect was anti-dilutive.

A total of 32,221 and 25,864 potentially dilutive securities have been excluded from the diluted share calculation for the three and six months ended March 31, 2018, respectively, as their effect was anti-dilutive.

15.  OTHER INCOME (EXPENSE)

Other income (expense) is as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Foreign exchange loss	$(2,371)	$(3,175)	$(4,548)	$(5,410)
Gain (loss) on deferred compensation investments, net	1,183	721	(941)	2,575
Other	1,437	229	1,260	386
Other—net	$249	$(2,225)	$(4,229)	$(2,449)

16.  INCOME TAXES

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to us and our subsidiaries, adjusted for items which are considered discrete to the period.

On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was enacted. The Tax Act contains significant changes to U.S. tax law, including lowering the U.S. corporate income tax rate to 21.0% and implementing a territorial tax system. The Securities Exchange Commission issued guidance under Staff Accounting Bulletin No. 118 ("SAB 118") directing taxpayers to record the impact of the Tax Act as "provisional" when they do not have all the necessary information to complete the accounting under ASC 740. The guidance allows for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impact. In accordance with SAB 118, we recorded provisional estimates to our consolidated financial statements in fiscal 2018 based on the Tax Act. During the first and second quarters of fiscal 2019, we further analyzed the income tax effects of the Tax Act and there were no material changes to the provisional amounts disclosed in our fiscal 2018 financial statements. Although our accounting for the effects of the Tax Act is complete under SAB 118, there may be future adjustments based on changes in interpretations of the Tax Act, any legislative updates or final regulations under the Tax Act, any changes in accounting standards for income taxes or related interpretations or any updates or changes in estimates we have utilized to calculate the transitional impact.

The Tax Act also made other significant changes to U.S. federal income tax laws, including a global intangible low-taxed income tax (GILTI) and a base erosion anti-abuse tax (BEAT) which became effective for us beginning on September 30, 2018. Currently, we do not expect GILTI and BEAT to have a material impact on our results of operations.

Our effective tax rates on income from continuing operations before income taxes for the three and six months ended March 30, 2019 were 15.7% and 17.5%, respectively. Our effective tax rates for the three and six months ended March 30, 2019 were lower than the U.S. federal tax rate of 21.0% primarily due to the excess tax benefits from restricted stock unit vesting, the benefit of federal research and development tax credits and our Singapore and South Korea tax exemptions. These amounts are partially offset by the impact of income subject to foreign tax rates that are higher than the U.S. tax rates, an accrual for foreign withholding taxes on certain current year foreign earnings not considered permanently reinvested, stock-based compensation not deductible for tax purposes and limitations on the deductibility of compensation under IRC Section 162(m).

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

In March 2019, Coherent Korea Ltd. received an additional High-Tech tax exemption from the South Korean authorities. The High-Tech tax exemption is effective retroactively to the beginning of fiscal 2019.

17.  DEFINED BENEFIT PLANS

For the three and six months ended March 30, 2019, net periodic cost (benefit) under our defined benefit plans was a benefit of $0.4 million and cost of $0.2 million, respectively. For the three and six months ended March 31, 2018, net periodic cost under our defined benefit plans was $0.0 million and $0.5 million, respectively. The service cost component of net periodic costs is included in selling, general and administrative ("SG&A") expenses, and the interest costs, net actuarial (gain) loss and other components are included in Other—net in the condensed consolidated statements of operations.

18.  SEGMENT AND GEOGRAPHIC INFORMATION

At March 30, 2019, we were organized into two reporting segments, OEM Laser Sources ("OLS") and Industrial Lasers & Systems ("ILS"), based upon our organizational structure and how the CODM receives and utilizes information provided to allocate resources and make decisions. This segmentation reflects the go-to-market strategies and synergies for our broad portfolio of laser technologies and products. While both segments deliver cost-effective, highly reliable photonics solutions, the OLS business segment is focused on high performance laser sources and complex optical sub-systems, typically used in microelectronics manufacturing, medical diagnostics and therapeutic medical applications, as well as in scientific research. Our ILS business segment delivers high performance laser sources, sub-systems and tools primarily used for industrial laser materials processing, serving important end markets like automotive, machine tool, consumer goods and medical device manufacturing. Ondax’s and OR Laser's operating results have been included in our ILS segment.

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

The following table provides net sales and income from continuing operations for our operating segments and a reconciliation of our total income from continuing operations to income from continuing operations before income taxes (in thousands):

	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Net sales:
OEM Laser Sources	$231,597	$317,138	$473,945	$642,795
Industrial Lasers & Systems	141,263	163,980	282,061	315,888
Total net sales	$372,860	$481,118	$756,006	$958,683

Income (loss) from continuing operations:
OEM Laser Sources	$62,835	$117,120	$141,693	$244,837
Industrial Lasers & Systems	(17,652)	1,173	(31,357)	2,385
Corporate and other	(16,316)	(17,632)	(28,658)	(37,238)
Total income from continuing operations	28,867	100,661	81,678	209,984
Total other income (expense), net	(4,252)	(9,510)	(13,403)	(18,010)
Income from continuing operations before income taxes	$24,615	$91,151	$68,275	$191,974

Geographic Information
Our foreign operations consist primarily of manufacturing facilities and sales offices in Europe and Asia-Pacific. Sales, marketing and customer service activities are conducted through sales subsidiaries throughout the world. Geographic sales information for the three and six months ended March 30, 2019 and March 31, 2018 is based on the location of the end customer.
Sales to unaffiliated customers are as follows (in thousands):

	Three months ended		Six months ended
SALES	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
United States	$84,179	$76,908	$168,210	$148,852
Foreign countries:
South Korea	63,201	158,479	169,726	336,846
China	47,071	46,819	94,615	124,323
Europe, other	40,388	48,245	76,678	88,749
Japan	60,745	57,705	90,582	87,325
Germany	40,952	43,926	78,836	79,921
Asia-Pacific, other	20,918	33,065	48,147	63,047
Rest of World	15,406	15,971	29,212	29,620
Total foreign countries sales	288,681	404,210	587,796	809,831
Total sales	$372,860	$481,118	$756,006	$958,683

Major Customers

We had one customer during the three and six months ended March 30, 2019 that accounted for 13.7% and 16.1% of net sales, respectively. The same customer accounted for 22.3% and 27.5% of net sales for the three and six months ended March 31, 2018, respectively. We had another customer during the three months ended March 30, 2019 that accounted for 12.2% of net sales. These customers purchased primarily from our OLS segment.

We had one customer that accounted for 21.0% and 16.4% of accounts receivable at March 30, 2019 and September 29, 2018, respectively. We had another customer that accounted for 13.7% of accounts receivable at March 30, 2019. We had a third customer that accounted for 16.7% of accounts receivable at September 29, 2018. These customers purchased primarily from our OLS segment.

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

The following table presents our current liability as accrued on our balance sheets for restructuring charges. The table sets forth an analysis of the components of the restructuring charges and payments and other deductions made against the accrual for the first three and six months of fiscal 2019 and 2018 (in thousands):

	Severance Related	Asset Write-Offs	Other	Total
Balances, September 29, 2018	$836	$—	$286	$1,122
Provision	212	76	188	476
Payments and other	(447)	(76)	(244)	(767)
Balances, December 29, 2018	601	—	230	831
Provision	282	247	351	880
Payments and other	(201)	(247)	(516)	(964)
Balances, March 30, 2019	$682	$—	$65	$747

	Severance Related	Asset Write-Offs	Other	Total
Balances, September 30, 2017	$1,301	$—	$—	$1,301
Provision	629	430	105	1,164
Payments and other	(755)	(430)	(105)	(1,290)
Balances, December 30, 2017	1,175	—	—	1,175
Provision	599	9	118	726
Payments and other	(841)	(9)	(118)	(968)
Balances, March 31, 2018	$933	$—	$—	$933
At March 30, 2019, $0.7 million of accrued severance related costs were included in other current liabilities. The severance related, asset write-offs of equipment and other costs in the first three and six months of fiscal 2019 and 2018 related to the consolidation of certain manufacturing sites.

In the three and six months ended March 30, 2019, all of the restructuring costs were incurred in the ILS segment and none were incurred in the OLS segment. By segment, $0.6 million and $1.0 million of restructuring costs were incurred in the ILS segment and $0.1 million and $0.9 million were incurred in the OLS segment in the three and six months ended March 31, 2018, respectively. Restructuring charges are recorded in cost of sales, research and development and selling, general and administrative expenses in our condensed consolidated statements of operations.

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

	Three Months Ended
	March 30, 2019	March 31, 2018	Change	% Change
	(Dollars in thousands)
Net sales—OEM Laser Sources	$231,597	$317,138	$(85,541)	(27.0)%
Net sales—Industrial Lasers & Systems	$141,263	$163,980	$(22,717)	(13.9)%
Gross profit as a percentage of net sales—OEM Laser Sources	46.6%	53.2%	(6.6)%
Gross profit as a percentage of net sales—Industrial Lasers & Systems	17.0%	29.2%	(12.2)%
Research and development as a percentage of net sales	8.2%	7.2%	1.0%
Income from continuing operations before income taxes	$24,615	$91,151	$(66,536)	(73.0)%
Net cash provided by operating activities	$75,012	$67,819	$7,193	10.6%
Days sales outstanding in receivables	75.6	58.5	17.1
Annualized second quarter inventory turns	2.0	2.2	(0.2)
Capital spending as a percentage of net sales	4.9%	4.4%	0.5%
Net income from continuing operations as a percentage of net sales	5.6%	13.6%	(8.0)%
Adjusted EBITDA as a percentage of net sales	18.2%	29.0%	(10.8)%

	Six Months Ended
	March 30, 2019	March 31, 2018	Change	% Change
	(Dollars in thousands)
Net sales—OEM Laser Sources	$473,945	$642,795	$(168,850)	(26.3)%
Net sales—Industrial Lasers & Systems	$282,061	$315,888	$(33,827)	(10.7)%
Gross profit as a percentage of net sales—OEM Laser Sources	48.7%	53.6%	(4.9)%
Gross profit as a percentage of net sales—Industrial Lasers & Systems	18.3%	28.6%	(10.3)%
Research and development as a percentage of net sales	7.9%	6.9%	1.0%
Income from continuing operations before income taxes	$68,275	$191,974	$(123,699)	(64.4)%
Net cash provided by operating activities	$126,323	$132,799	$(6,476)	(4.9)%
Capital spending as a percentage of net sales	5.5%	4.7%	0.8%
Net income from continuing operations as a percentage of net sales	7.4%	11.2%	(3.8)%
Adjusted EBITDA as a percentage of net sales	20.7%	29.9%	(9.2)%

Net Sales

Net sales include sales of lasers, laser tools, related accessories and services. Net sales for the second quarter of fiscal 2019 decreased 27.0% in our OLS segment and decreased 13.9% in our ILS segment from the same quarter one year ago. Net sales for the first six months of fiscal 2019 decreased 26.3% in our OLS segment and decreased 10.7% in our ILS segment from the same period one year ago. For a description of the reasons for changes in net sales refer to the "Results of Operations" section of this quarterly report.

Gross Profit as a Percentage of Net Sales

Gross profit as a percentage of net sales ("gross profit percentage") is calculated as gross profit for the period divided by net sales for the period. Gross profit percentage in the second quarter of fiscal 2019 decreased to 46.6% from 53.2% in our OLS segment and decreased to 17.0% from 29.2% in our ILS segment from the same quarter one year ago. Gross profit percentage in the first six months of fiscal 2019 decreased to 48.7% from 53.6% in our OLS segment and decreased to 18.3% from 28.6% in our ILS segment from the same period one year ago. For a description of the reasons for changes in gross profit refer to the "Results of Operations" section of this quarterly report.

Research and Development as a Percentage of Net Sales

Research and development as a percentage of net sales ("R&D percentage") is calculated as research and development expense for the period divided by net sales for the period. Management considers R&D percentage to be an important indicator in managing our business as investing in new technologies is a key to future growth. R&D percentage increased to 8.2% for the second quarter of fiscal 2019 from 7.2% for the same quarter one year ago and increased to 7.9% for the first six months of fiscal 2019 from 6.9% for the same period one year ago. For a description of the reasons for changes in R&D spending refer to the "Results of Operations" section of this quarterly report.

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

Days Sales Outstanding in Receivables

We calculate days sales outstanding ("DSO") in receivables as net receivables at the end of the period divided by net sales during the period and then multiplied by the number of days in the period, using 90 days for quarters. DSO in receivables indicates how well we are managing our collection of receivables, with lower DSO in receivables resulting in higher working capital availability. The more money we have tied up in receivables, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business. Our DSO in receivables for the second quarter of fiscal 2019 increased to 75.6 days from 58.5 days compared to the same quarter one year ago. The increase was primarily due to slower collections of receivables for ELA tools used in the Asian flat panel display market and slower collections in Europe and the U.S. In addition, a higher concentration of sales of ELA tools shipped to Japan during the last two weeks of the quarter ended March 30, 2019 contributed to the increase in our DSO. These ELA tools are generally our highest priced products, so any delay in collection timing or concentration of sales at the end of a quarter will have a more significant impact on overall DSO than our other products.

Annualized Second Quarter Inventory Turns

We calculate annualized second quarter inventory turns as the cost of sales during the second quarter annualized and divided by net inventories at the end of the second quarter. This indicates how well we are managing our inventory levels, with higher inventory turns resulting in more working capital availability and a higher return on our investments in inventory. Our annualized inventory turns for the second quarter of fiscal 2019 decreased to 2.0 from 2.2 turns compared to the same quarter a year ago primarily as a result of a decrease in demand for sales of our large ELA tools partially offset by the favorable impact of foreign exchange rates.

Capital Spending as a Percentage of Net Sales

Capital spending as a percentage of net sales ("capital spending percentage") is calculated as capital expenditures for the period divided by net sales for the period. Capital spending percentage indicates the extent to which we are expanding or improving our operations, including investments in technology and equipment. Management monitors capital spending levels as this assists us in measuring our cash flows, net of capital expenditures. Our capital spending percentage increased to 4.9% for the second quarter of fiscal 2019 from 4.4% for the second quarter of fiscal 2018, and increased to 5.5% for the first six months of fiscal 2019 from 4.7% for the first six months of fiscal 2018 primarily due to the impact of lower revenues in the first two quarters of fiscal 2019 compared to the first two quarters of fiscal 2018 and lower investments to expand our manufacturing capacity in Germany and South Korea.

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
Below is the reconciliation of our net income from continuing operations as a percentage of net sales to our adjusted EBITDA as a percentage of net sales:

	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Net income from continuing operations as a percentage of net sales	5.6%	13.6%	7.4%	11.2%
Income tax expense	1.0%	5.4%	1.6%	8.8%
Interest and other income (expense), net	1.5%	2.1%	1.7%	2.2%
Depreciation and amortization	7.5%	5.9%	7.5%	5.8%
Restructuring charges	0.2%	0.1%	0.2%	0.2%
Purchase accounting step-up	—%	0.1%	0.1%	0.1%
Costs related to acquisitions	—%	0.1%	—%	—%
Stock-based compensation	2.4%	1.7%	2.2%	1.6%
Adjusted EBITDA as a percentage of net sales	18.2%	29.0%	20.7%	29.9%

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

Stock repurchases

On October 28, 2018, our board of directors authorized a stock repurchase program authorizing the Company to repurchase up to $250.0 million of our common stock through December 31, 2019, with a limit of no more than $75.0 million per quarter. During the second quarter of fiscal 2019, we repurchased and retired 199,826 shares of outstanding common stock under this program at an average price of $129.64 per share for a total of $25.9 million. During the first six months of fiscal 2019, we repurchased and retired 394,627 shares of outstanding common stock under this program at an average price of $130.26 per share for a total of $51.4 million.

RESULTS OF OPERATIONS

CONSOLIDATED SUMMARY

The following table sets forth, for the periods indicated, the percentage of total net sales represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.9%	55.2%	63.0%	54.9%
Gross profit	35.1%	44.8%	37.0%	45.1%
Operating expenses:
Research and development	8.2%	7.2%	7.9%	6.9%
Selling, general and administrative	18.7%	16.1%	17.7%	15.7%
Amortization of intangible assets	0.5%	0.6%	0.6%	0.6%
Total operating expenses	27.4%	23.9%	26.2%	23.2%
Income from operations	7.7%	20.9%	10.8%	21.9%
Other income (expense), net	(1.1)%	(2.0)%	(1.8)%	(1.9)%
Income from continuing operations before income taxes	6.6%	18.9%	9.0%	20.0%
Provision for income taxes	1.0%	5.3%	1.6%	8.8%
Net income from continuing operations	5.6%	13.6%	7.4%	11.2%

Net income from continuing operations for the second quarter of fiscal 2019 was $20.8 million ($0.85 per diluted share). This included $10.0 million of after-tax amortization of intangible assets, $7.5 million of after-tax stock-based compensation expense, $0.8 million of after-tax restructuring costs and $0.1 million of excess tax charges for employee stock-based compensation. Net income from continuing operations for the second quarter of fiscal 2018 was $65.3 million ($2.61 per diluted share). This included $10.9 million of after-tax amortization of intangible assets, $7.2 million of after-tax stock-based compensation expense, $0.6 million of after-tax restructuring costs, $0.4 million of after-tax acquisition costs, $0.3 million of after-tax amortization of purchase accounting inventory and favorable lease step up, $0.3 million of excess tax benefits for employee stock-based compensation and a $0.1 million benefit for net other impairment charges (recoveries).

Net income from continuing operations for the first six months of fiscal 2019 was $56.3 million ($2.31 per diluted share). This included $20.8 million of after-tax amortization of intangible assets, $14.2 million of after-tax stock-based compensation expense, $1.1 million of after-tax restructuring costs, $0.4 million of after-tax amortization of purchase accounting inventory step up and $2.5 million of excess tax benefits for employee stock-based compensation. Net income from continuing operations for the first six months of fiscal 2018 was $107.2 million ($4.29 per diluted share). This included $21.7 million of after-tax amortization of intangible assets, $12.7 million of after-tax stock-based compensation expense, $1.4 million of after-tax restructuring costs, $0.4 million of after-tax acquisition costs, $0.3 million of after-tax amortization of purchase accounting inventory and favorable lease step up, a $0.2 million charge for net other impairment charges (recoveries), $41.7 million of largely one time additional income tax expense due to the provisions under the U.S. Tax Cuts and Jobs Act and $12.8 million of excess tax benefits for employee stock-based compensation.

NET SALES

Market Application

The following tables set forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by market application (dollars in thousands):

	Three Months Ended
	March 30, 2019		March 31, 2018
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Microelectronics	$169,265	45.4%	$261,308	54.3%
Materials processing	104,922	28.1%	135,822	28.2%
OEM components and instrumentation	67,202	18.0%	53,323	11.1%
Scientific and government programs	31,471	8.5%	30,665	6.4%
Total	$372,860	100.0%	$481,118	100.0%

	Six Months Ended
	March 30, 2019		March 31, 2018
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Microelectronics	$347,674	46.0%	$529,484	55.2%
Materials processing	209,565	27.7%	263,283	27.5%
OEM components and instrumentation	133,555	17.7%	102,179	10.7%
Scientific and government programs	65,212	8.6%	63,737	6.6%
Total	$756,006	100.0%	$958,683	100.0%

Quarterly

Net sales for the second quarter of fiscal 2019 decreased by $108.3 million, or 23%, compared to the second quarter of fiscal 2018, with significant decreases in the microelectronics and materials processing markets partially offset by increases in the OEM components and instrumentation and scientific and government programs markets. The acquisition of Ondax on October 5, 2018 added $1.6 million in incremental net sales to the materials processing market in the ILS segment in the second quarter of fiscal 2019. In the second quarter of fiscal 2019, we continued to experience softening in the microelectronics flat panel display market and in materials processing markets.

The decrease in the microelectronics market of $92.0 million, or 35%, was primarily due to lower shipments related to ELA tools used in the flat panel display market including lower revenues from consumable service parts. In microelectronics, although we expect some increase in service revenues in the second half of fiscal 2019, we expect that total flat panel display revenues, including both systems and services, will continue to decrease in the second half of fiscal 2019 as compared to the second half of fiscal 2018. In addition, we have experienced some customer push outs and order cancellations and may experience additional customer push outs over the next several quarters. We believe additional investment in OLED capacity for consumer products by our end customers will be required for a projected capital spending recovery to start in calendar 2020. In semiconductor applications within the microelectronics market, we expect semiconductor capital equipment spending to improve in the second half of fiscal 2019 as compared to the second half of fiscal 2018 as a result of stronger service revenues and increasing demand from internet connectivity (IoT) and automotive applications. We also expect second half fiscal 2019 demand in advanced packaging applications to be lower than second half fiscal 2018 levels.

Sales in the materials processing market decreased $30.9 million, or 23%, primarily due to decreased sales in marking, cutting and welding applications, primarily in China, other Asia-Pacific countries and Europe, and to a lesser extent in the United States. Chinese market conditions began to noticeably erode in the fourth quarter of fiscal 2018. Sales into the Chinese market were negatively impacted by tariffs on U.S. goods, macro trade discussions, increasing participation of Chinese manufacturers, and to a lesser extent stronger price competition for fiber laser products in certain end markets. This resulted in customers pushing out or cancelling orders in the fourth quarter of fiscal 2018 and the first quarter of fiscal 2019. While materials processing orders in the second quarter of fiscal 2019 improved in the low double digit range from the previous quarter, there are conflicting signs in the Chinese and European markets with respect to the possibility of a near-term rapid recovery. In China, trade issues with the U.S. and weak domestic demand persist. In Europe, its largest economy, Germany, recently published their PMI (Purchasing Managers Index) number at its lowest level since July of 2012. We expect these issues to continue to impact sales into the materials processing end market potentially resulting in a slow, steady recovery through the remainder of fiscal 2019.

The increase in the OEM components and instrumentation market of $13.9 million, or 26%, was due primarily to higher shipments for military, medical and bio-instrumentation applications. Within OEM components and instrumentation applications, we are seeing strong demand in the bio-instrumentation market, particularly in flow cytometry and sequencing applications and higher demand for consumables in the medical market in dental and urology applications. In addition, we are seeing strength in defense spending for U.S. directed-energy programs and in satellite optics.

Sales in the scientific and government programs market increased $0.8 million, or 3%, due to higher demand for advanced research applications used by university and government research groups, particularly in the United States. We expect demand in the scientific and government programs market to continue to fluctuate from quarter to quarter.

Year-to-date

Net sales for the first six months of fiscal 2019 decreased by $202.7 million, or 21%, compared to the first six months of fiscal 2018, with decreases in the microelectronics and materials processing markets partially offset by increases in the OEM components and instrumentation and scientific and government programs markets. The acquisitions of OR Laser on March 8, 2018 and Ondax on October 5, 2018 added $4.0 million and $2.9 million, respectively, in incremental net sales to the materials processing market in the ILS segment in the first six months of fiscal 2019.

The decrease in the microelectronics market of $181.8 million, or 34%, was primarily due to lower shipments related to ELA tools used in the flat panel display market including lower revenues from consumable service parts and was partially offset by a fee of $7.0 million related to the cancellation of orders from one customer for our ELA tools. Sales in the materials processing market decreased $53.7 million, or 20%, primarily due to decreased sales in marking, cutting and welding applications, primarily in China and Europe, and to a lesser extent in the United States. The increase in the OEM components and instrumentation market of $31.4 million, or 31%, was due primarily to higher shipments for military, medical and bio-instrumentation applications. Sales in the scientific and government programs market increased $1.5 million, or 2%, due to higher demand for advanced research applications used by university and government research groups in all regions.

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

The following tables set forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by segment (dollars in thousands):

	Three Months Ended
	March 30, 2019		March 31, 2018
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
OEM Laser Sources (OLS)	$231,597	62.1%	$317,138	65.9%
Industrial Lasers & Systems (ILS)	141,263	37.9%	163,980	34.1%
Total	$372,860	100.0%	$481,118	100.0%

	Six Months Ended
	March 30, 2019		March 31, 2018
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
OEM Laser Sources (OLS)	$473,945	62.7%	$642,795	67.0%
Industrial Lasers & Systems (ILS)	282,061	37.3%	315,888	33.0%
Total	$756,006	100.0%	$958,683	100.0%

Quarterly

Net sales for the second quarter of fiscal 2019 decreased by $108.3 million, or 23%, compared to the second quarter of fiscal 2018, with decreases of $85.5 million, or 27%, in our OLS segment and $22.7 million, or 14%, in our ILS segment.

The decrease in our OLS segment sales was primarily due to lower shipments of ELA tools used in the flat panel display market and lower revenues from consumable service parts. The decrease in our ILS segment sales was primarily due to lower shipments for materials processing and microelectronics applications partially offset by higher shipments for military and medical applications within the OEM components and instrumentation market.

Year-to-date

Net sales for the first six months of fiscal 2019 decreased by $202.7 million, or 21%, compared to the first six months of fiscal 2018, with decreases of $168.9 million, or 26%, in our OLS segment and $33.8 million, or 11%, in our ILS segment.

The decrease in our OLS segment sales was primarily due to lower shipments of ELA tools used in the flat panel display market and lower revenues from consumable service parts. The decrease in our ILS segment sales was primarily due to lower shipments for materials processing and microelectronics applications partially offset by higher shipments for military and medical applications within the OEM components and instrumentation market.

GROSS PROFIT

Consolidated

Our gross profit percentage decreased by 9.7% to 35.1% in the second quarter of fiscal 2019 from 44.8% in the second quarter of fiscal 2018 and decreased by 8.1% to 37.0% in the first six months of fiscal 2019 from 45.1% in the first six months of fiscal 2018.

The 9.7% decrease in gross profit percentage during the second quarter was primarily due to unfavorable product margins (5.6%), higher other costs (2.1%), higher warranty costs (1.2%), higher intangibles amortization (0.7%) and higher stock-based compensation (0.1%) as a percentage of sales. The unfavorable product margins were in both segments and were due to the impact from the unfavorable absorption of manufacturing costs on lower volumes and unfavorable mix from lower shipments of higher margin ELA tools and consumable parts used in the flat panel display market as well as lower average selling prices for our high power fiber lasers, partially offset by the favorable impact on costs due to the weaker Euro. Other costs were higher primarily due to higher inventory provisions for excess and obsolete inventory and higher duty expenses in certain business units as a percentage of sales including the impact of lower sales volumes. The higher warranty costs, primarily in our ILS segment, included higher warranty events with the largest impact for fiber lasers, primarily sold into China. Intangibles amortization expense as a percentage of sales was higher in the second quarter of fiscal 2019 due to amortization related to the acquisitions of OR Laser in the second quarter of fiscal 2018 and Ondax in the first quarter of fiscal 2019 as well as the impact of lower sales, partially offset by the favorable impact of foreign exchange rates.

The 8.1% decrease in the gross profit percentage during the first six months of fiscal 2019 was primarily due to unfavorable product margins (3.8%), higher other costs (2.1%), higher warranty costs (1.5%), higher intangibles amortization (0.6%) and higher stock-based compensation (0.1%) as a percentage of sales. The unfavorable product margins were in both segments and were primarily due to the impact from the unfavorable absorption of manufacturing costs on lower volumes and unfavorable mix from lower shipments of higher margin ELA tools and consumable parts used in the flat panel display market, partially offset by the favorable impact (0.6%) of a fee of $7.0 million related to the cancellation of orders from one customer for our ELA tools. Product costs were also impacted by the unfavorable mix in shipments for several applications in our ILS segment, partially offset by the favorable impact on costs due to the weaker Euro. Other costs were higher primarily due to higher inventory provisions for excess and obsolete inventory and higher duty expenses in certain business units as a percentage of sales including the impact of lower sales volumes. The higher warranty costs, primarily in our ILS segment, included higher warranty events with the largest impact for fiber lasers, primarily sold into China. Intangibles amortization expense as a percentage of sales was higher in the first six months of fiscal 2019 due to amortization related to the acquisitions of OR Laser in the second quarter of fiscal 2018 and Ondax in the first quarter of fiscal 2019 as well as the impact of lower sales, partially offset by the favorable impact of foreign exchange rates and the completion of amortization of intangibles from certain acquisitions in fiscal 2018.

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

OEM Laser Sources

The gross profit percentage in our OLS segment decreased by 6.6% to 46.6% in the second quarter of fiscal 2019 from 53.2% in the second quarter of fiscal 2018. The gross profit percentage in our OLS segment decreased by 4.9% to 48.7% in the first six months of fiscal 2019 from 53.6% in the same period one year ago.

The 6.6% second quarter decrease in gross profit percentage was primarily due to unfavorable product margins (4.4%) as a result of unfavorable absorption of manufacturing costs on lower volumes and the unfavorable impact of lower shipments of ELA tools and consumable parts used in the flat panel display market partially offset by the favorable impact of the weaker Euro. In addition, higher other costs (2.3%) due to higher inventory provisions for excess and obsolete inventory in certain business units and higher freight and duty costs as a percentage of sales contributed to the decline. The gross profit percentage was further unfavorably impacted by higher intangibles amortization (0.1%) due to the impact of lower sales, partially offset by the favorable impact of foreign exchange rates. Partially offsetting the decrease in gross profit percentage was the favorable impact of lower warranty costs (0.2%) as a percentage of sales due to fewer warranty events in the microelectronics market net of the unfavorable impact of lower sales.

The 4.9% decrease in the gross profit percentage during the first six months of fiscal 2019 was primarily due to unfavorable product margins (2.9%) as a result of unfavorable absorption of manufacturing costs on lower volumes and lower margins within flat panel display systems as well as higher other costs (2.1%) due to higher inventory provisions for excess and obsolete inventory in certain business units and higher freight and duty costs as a percentage of sales. The lower margins within the flat panel display systems market included the unfavorable impact of lower shipments of ELA tools and consumable parts partially offset by the favorable impact of a fee of $7.0 million related to the cancellation of orders from one customer for our ELA tools (0.8%) and the favorable impact of the weaker Euro. Partially offsetting the decrease in gross profit percentage was the favorable impact of lower intangibles amortization (0.1%) as a percentage of sales due to the completion of amortization of intangibles from certain acquisitions in fiscal 2018 and the favorable impact of foreign exchange rates partially offset by the impact of lower sales.

Industrial Lasers & Systems

The gross profit percentage in our ILS segment decreased by 12.2% to 17.0% in the second quarter of fiscal 2019 from 29.2% in the second quarter of fiscal 2018. The gross profit percentage in our ILS segment decreased by 10.3% to 18.3% in the first six months of fiscal 2019 from 28.6% in the same period one year ago.

The 12.2% decrease in gross profit percentage compared to the second quarter of fiscal 2018 was primarily due to unfavorable product costs including unfavorable absorption of manufacturing costs on lower volumes (6.3%) over multiple products, higher warranty costs (3.3%) due to higher warranty events particularly for our fiber laser products sold in China and higher other costs (1.7%). Other costs were unfavorable due to higher shipping and duty charges as a percentage of sales, including the impact of lower sales volumes. In addition, the gross profit percentage in the second quarter of fiscal 2019 included an unfavorable impact of higher amortization of intangibles (0.9%) as a percentage of sales due to our acquisition of OR Laser in the second quarter of fiscal 2018 and Ondax in the first quarter of fiscal 2019 as well as the impact of lower sales partially offset by the favorable impact of foreign exchange rates.

The 10.3% decrease in gross profit percentage during the first six months of fiscal 2019 was primarily due to higher warranty costs (4.1%) due to higher warranty events particularly for our fiber laser and global tools products sold in China, unfavorable product costs including unfavorable absorption of manufacturing costs on lower volumes (3.4%) over multiple products and higher other costs (1.9%). Other costs were unfavorable due to higher shipping and duty charges and higher inventory provisions for excess and obsolete inventory as a percentage of sales, including the impact of lower sales volumes. In addition, the gross profit percentage in the first six months of fiscal 2019 included an unfavorable impact of higher amortization of intangibles (0.9%) as a percentage of sales due to our acquisition of OR Laser in the second quarter of fiscal 2018 and Ondax in the first quarter of fiscal 2019 as well as the impact of lower sales, partially offset by the favorable impact of foreign exchange rates.

OPERATING EXPENSES:

	Three Months Ended
	March 30, 2019		March 31, 2018
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$30,461	8.2%	$34,783	7.2%
Selling, general and administrative	69,463	18.7%	77,146	16.1%
Impairment and other charges (recoveries)	—	—%	(110)	—%
Amortization of intangible assets	1,926	0.5%	2,950	0.6%
Total operating expenses	$101,850	27.4%	$114,769	23.9%

	Six Months Ended
	March 30, 2019		March 31, 2018
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$59,403	7.9%	$66,175	6.9%
Selling, general and administrative	134,020	17.7%	150,583	15.7%
Impairment and other charges (recoveries)	—	—%	155	—%
Amortization of intangible assets	4,966	0.6%	5,556	0.6%
Total operating expenses	$198,389	26.2%	$222,469	23.2%

Research and development

Quarterly

Research and development ("R&D") expenses decreased $4.3 million, or 12%, during the second quarter of fiscal 2019 compared to the same quarter one year ago. The decrease was primarily due to $4.7 million lower spending on R&D activities, with lower spending on headcount including lower variable compensation, lower spending on materials and the favorable impact of foreign exchange rates (primarily the weaker Euro). R&D expenses also decreased $0.1 million as a result of lower stock-based compensation. Offsetting the decreases, R&D expenses increased $0.5 million in incremental spending due to the acquisition of OR Laser in the second quarter of fiscal 2018 and Ondax in the first quarter of fiscal 2019.

On a segment basis as compared to the prior year period, OLS spending decreased $1.2 million primarily due to lower net spending on R&D activities including the favorable impact of foreign exchange rates. ILS spending decreased $1.6 million primarily due to lower net spending on R&D activities and the favorable impact of foreign exchange rates partially offset by the acquisitions of OR Laser and Ondax. Corporate and other spending decreased $1.5 million primarily due to lower headcount spending in our Advanced Research Business unit and lower stock-based compensation.

Year-to-date

R&D expenses decreased $6.8 million, or 10%, during the first six months of fiscal 2019 compared to the same period one year ago. The decrease was primarily due to $7.1 million lower spending on R&D activities, with lower spending on headcount including lower variable compensation and higher savings from company holiday shutdowns (two holiday shutdown periods in fiscal 2019 versus one in fiscal 2018), lower spending on materials and the favorable impact of foreign exchange rates (primarily the weaker Euro). R&D expenses also decreased $0.6 million as a result of lower charges for increases in deferred compensation plan liabilities and by $0.2 million as a result of lower stock-based compensation. Offsetting the decreases, R&D expenses increased $1.1 million in incremental spending due to the acquisition of OR Laser in the second quarter of fiscal 2018 and Ondax in the first quarter of fiscal 2019.

On a segment basis as compared to the prior year period, OLS spending decreased $1.9 million primarily due to lower net spending on R&D activities including the favorable impact of foreign exchange rates. ILS spending decreased $2.2 million primarily due to lower net spending on R&D activities and the favorable impact of foreign exchange rates partially offset by the acquisitions of OR Laser and Ondax. Corporate and other spending decreased $2.7 million primarily due to lower headcount spending in our Advanced Research Business unit, lower charges for increases in deferred compensation plan liabilities and lower stock-based compensation.

Selling, general and administrative

Quarterly

Selling, general and administrative ("SG&A") expenses decreased $7.7 million, or 10%, during the second quarter of fiscal 2019 compared to the same quarter one year ago. The decrease was primarily due to $6.6 million lower spending on headcount due to lower variable compensation, higher savings from company holiday shutdowns and the favorable impact of foreign exchange rates and $3.0 million lower variable spending. The lower variable spending includes the favorable impact of foreign exchange rates as well as lower spending on legal, consulting and infrastructure related to integration activities, acquisitions and compliance with the terms of the Credit Agreement partially offset by higher bad debt expense for specific customers. The decreases were offset by $0.8 million higher incremental spending due to the acquisition of Ondax in the first quarter of fiscal 2019 and OR Laser in the second quarter of fiscal 2018, $0.6 million higher charges for increases in deferred compensation plan liabilities and $0.5 million higher stock-based compensation expense.

On a segment basis as compared to the prior year period, OLS expenses decreased $5.1 million primarily due to lower spending on variable compensation, lower variable spending and the favorable impact of foreign exchange rates. ILS spending decreased $2.7 million primarily due to the favorable impact of foreign exchange rates, lower spending on benefits and salaries and lower variable compensation partially offset by the acquisitions of Ondax and OR Laser. Corporate and other spending increased $0.1 million primarily due to higher charges for the deferred compensation plan and higher stock-based compensation expense offset by lower spending on legal, consulting and infrastructure related to integration activities and compliance with the terms of the Credit Agreement and lower legal and consulting costs associated with acquisitions.

Year-to-date

SG&A expenses decreased $16.6 million, or 11%, during the first six months of fiscal 2019 compared to the same period one year ago. The decrease was primarily due to $13.0 million lower spending on headcount due to lower variable compensation, higher savings from company holiday shutdowns and the favorable impact of foreign exchange rates, $4.2 million lower variable spending and $2.8 million lower charges for increases in deferred compensation plan liabilities. The lower variable spending includes the favorable impact of foreign exchange rates as well as lower spending on legal, consulting and infrastructure related to integration activities, acquisitions and compliance with the terms of the Credit Agreement partially offset by higher bad debt expense for specific customers, primarily in Europe. The decreases were offset by $2.3 million higher incremental spending due to the acquisition of OR Laser in the second quarter of fiscal 2018 and Ondax in the first quarter of fiscal 2019 and $1.1 million higher stock-based compensation expense.

On a segment basis as compared to the prior year period, OLS expenses decreased $8.9 million primarily due to lower spending on variable compensation, lower other variable spending and the favorable impact of foreign exchange rates. ILS spending decreased $1.8 million primarily due to lower variable compensation, lower spending on benefits and salaries, the favorable impact of foreign exchange rates and lower other variable spending partially offset by the acquisitions of OR Laser and Ondax. Corporate and other spending decreased $5.9 million primarily due to lower charges for the deferred compensation plan, lower variable compensation, and lower spending on legal, consulting and infrastructure related to integration activities, acquisitions and compliance with the terms of the Credit Agreement, all of which was partially offset by higher stock-based compensation expense.

Impairment and other charges

In the fourth quarter of fiscal 2017, management decided to sell several entities that we acquired in the Rofin acquisition. Although the sale of the entities was not completed until the third quarter of fiscal 2018, we recorded non-cash impairment charges (recoveries) of $0.3 million and ($0.5 million) to operating expense in our results of operations in the first and second quarters of fiscal 2018. See Note 20, "Discontinued Operations and Sale of Assets Held for Sale" in the Notes to Condensed Consolidated Financial Statements. In the second quarter of fiscal 2018, we also recorded a $0.4 million impairment charge to reduce the carrying value of a building to its fair value.

Amortization of intangible assets

Amortization of intangible assets decreased $1.0 million and $0.6 million, respectively, in the three and six months ended March 30, 2019 compared to the same periods last year. The decreases were primarily due to the favorable impact of foreign exchange rates and the completion of the amortization of certain intangibles from acquisitions partially offset by the amortization of intangibles related to our acquisitions of Ondax and Quantum assets in the first quarter of fiscal 2019.

OTHER INCOME (EXPENSE) — NET

Other income (expense), net, changed by $5.3 million to an expense of $4.3 million in the second quarter of fiscal 2019 from an expense of $9.5 million in the second quarter of fiscal 2018. Other income (expense), net, changed by $4.6 million to an expense of $13.4 million in the first six months of fiscal 2019 from an expense of $18.0 million in the first six months of fiscal 2018.

The second fiscal quarter decrease in net other expense was primarily due to $2.8 million lower interest expense, $0.9 million higher benefit from the non-service portion of periodic pension costs, $0.8 million lower foreign exchange losses and $0.5 million higher gains, net of expenses, on our deferred compensation plan assets. Interest expense decreased primarily due to lower amortization of bond issue costs related to the Euro Term Loan and lower interest on the Euro Term Loan due to fiscal 2018 payments of principal and an interest rate reduction partially offset by higher interest expense on line of credit borrowings made in the first quarter of fiscal 2019.

The decrease for the first six months of fiscal 2019 in net other expense was primarily due to $6.7 million lower interest expense, $0.9 million higher benefit from the non-service portion of periodic pension costs and $0.9 million lower foreign exchange losses partially offset by $3.5 million lower gains/higher losses, net of expenses, on our deferred compensation plan assets and $0.3 million lower interest income. Interest expense decreased primarily due to lower amortization of bond issue costs related to the Euro Term Loan and lower interest on the Euro Term Loan due to fiscal 2018 payments of principal and an interest rate reduction partially offset by higher interest expense on line of credit borrowings made in the first quarter of fiscal 2019.

INCOME TAXES

Our effective tax rates on income from continuing operations before income taxes for the three and six months ended March 30, 2019 were 15.7% and 17.5%, respectively. Our effective tax rates for the three and six months ended March 30, 2019 were lower than the U.S. federal tax rate of 21.0% primarily due to the excess tax benefits from restricted stock unit vesting, the benefit of federal research and development tax credits and our Singapore and South Korea tax exemptions. These amounts are partially offset by the impact of income subject to foreign tax rates that are higher than the U.S. tax rates, an accrual for foreign withholding taxes on certain current year foreign earnings not considered permanently reinvested, stock-based compensation not deductible for tax purposes and limitations on the deductibility of compensation under IRC Section 162(m).

Our effective tax rate on income from continuing operations before income taxes for the three and six months ended March 31, 2018 were 28.4% and 44.2%, respectively. Our effective tax rate for the three months ended March 31, 2018 was higher than the effective U.S. federal blended tax rate of 24.5% primarily due to the impact of income subject to foreign tax rates that are higher than the U.S. tax rates. This amount is partially offset by the benefit of foreign tax credits, the benefit of federal research and development tax credits, the benefit of a domestic manufacturing deduction under IRC Section 199 and the Singapore tax exemption. Our effective tax rate for the six months ended March 31, 2018 was higher than the effective U.S. federal blended tax rate of 24.5% primarily due to the Tax Act's one-time mandatory deemed repatriation transition tax, the impact of income subject to foreign tax rates that are higher than the U.S. tax rates, the remeasurement of deferred tax assets and liabilities based on the newly enacted U.S. federal tax rate of 21.0%, stock-based compensation not deductible for tax purposes and limitations on the deductibility of compensation under IRC Section 162(m). These amounts are partially offset by the excess tax benefits from stock award exercises and restricted stock unit vesting, the benefit of foreign tax credits, the benefit of federal research and development tax credits, the benefit of a domestic manufacturing deduction under IRC Section 199 and the Singapore tax exemption.

LIQUIDITY AND CAPITAL RESOURCES

At March 30, 2019, we had assets classified as cash and cash equivalents and short-term investments, in an aggregate amount of $348.8 million, compared to $310.6 million at September 29, 2018. In addition, at March 30, 2019, we had $13.2 million of restricted cash. At March 30, 2019, approximately $280.4 million of our cash and securities was held in certain of our foreign subsidiaries and branches, $262.0 million of which was denominated in currencies other than the U.S. dollar. At March 30, 2019, we had approximately $279.6 million of cash held by foreign subsidiaries including certain entities where we intend to permanently reinvest our accumulated earnings and our current plans do not demonstrate a need for these funds to support our domestic operations. If, however, a portion of these funds are needed for and distributed to our operations in the United States, we may be subject to additional foreign withholding taxes and certain state taxes. The amount of the U.S. and foreign taxes due would depend on the amount and manner of repatriation, as well as the location from where the funds are repatriated. We historically asserted our intention to indefinitely reinvest foreign earnings. However, we have reevaluated our historic assertion as a result of the enactment of the Tax Act and no longer consider certain historic and current foreign earnings to be indefinitely reinvested in our foreign subsidiaries. We actively monitor the third-party depository institutions that hold these assets, primarily focusing on the safety of principal and secondarily maximizing yield on these assets. We diversify our cash and cash equivalents and investments among various financial institutions, money market funds, sovereign debt and other securities in order to reduce our exposure should any one of these financial institutions or financial instruments fail or encounter difficulties. To date, we have not experienced any material loss or lack of access to our invested cash, cash equivalents or short-term investments. However, we can provide no assurances that access to our invested cash, cash equivalents or short-term investments will not be impacted by adverse conditions in the financial markets.

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

	Six Months Ended
	March 30, 2019	March 31, 2018
	(in thousands)
Net cash provided by operating activities	$126,323	$132,799
Acquisition of businesses, net of cash acquired	(18,881)	(45,448)
Investment in 3D-Micromac AG	(3,423)	—
Issuance of shares under employee stock plans	5,704	4,899
Net settlement of restricted common stock	(15,141)	(36,250)
Repurchase of common stock	(51,406)	—
Borrowings, net of repayments	36,387	(167,196)
Purchases of property and equipment	(41,525)	(44,951)
Proceeds from sale of discontinued operation (the Hull Business)	—	25,000

Net cash provided by operating activities decreased by $6.5 million for the first six months of fiscal 2019 compared to the same period one year ago. The decrease in cash provided by operating activities was primarily due to lower cash flows from income taxes payable and deferred taxes, lower net income and lower accounts payable, which were partially offset by higher cash flows from inventories, accounts receivable and deferred revenue. We believe that our existing cash, cash equivalents and short term investments combined with cash to be provided by operating activities and amounts available under our revolving credit facility will be adequate to cover our working capital needs and planned capital expenditures for at least the next 12 months to the extent such items are known or are reasonably determinable based on current business and market conditions. However, we may elect to finance certain of our capital expenditure requirements through other sources of capital. We continue to follow our strategy to further strengthen our financial position by using available cash flow to fund operations.

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

In the first six months of fiscal 2019, we made debt principal payments of $3.8 million, recorded interest expense on the Euro Term Loan of $5.9 million and recorded $2.6 million amortization of debt issuance costs. On November 20, 2018, we borrowed an additional $40.0 million under the Revolving Credit Facility and recorded interest expense of $0.9 million in the first six months of fiscal 2019.

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

On October 28, 2018, our board of directors authorized a stock repurchase program authorizing the Company to repurchase up to $250.0 million of our common stock through December 31, 2019, with a limit of no more than $75.0 million per quarter. During the first six months of fiscal 2019, we repurchased and retired 394,627 shares of outstanding common stock under this program at an average price of $130.26 per share for a total of $51.4 million. See Note 13, "Stock Repurchases" in the Notes to Condensed Consolidated Financial Statements.

Additional sources of cash available to us, in addition to the amounts available under the Revolving Credit Facility, were international currency lines of credit and bank credit facilities totaling $26.2 million as of March 30, 2019, of which $17.1 million was unused and available. These unsecured international credit facilities were used in Europe and Japan during the first six months of fiscal 2019. As of March 30, 2019, we had utilized $7.8 million of the international credit facilities as guarantees in Europe and $1.3 million as borrowings in Japan.

Our ratio of current assets to current liabilities increased to 3.4:1 at March 30, 2019 compared to 3.3:1 September 29, 2018. The increase in our ratio was due to lower income taxes payable, lower other current liabilities and higher cash and cash equivalents and short-term investments, offset by decreases in our ratio due to short-term borrowings against our line of credit and lower accounts receivable. Our cash and cash equivalents, short-term investments and working capital are as follows:

	March 30, 2019	September 29, 2018
	(in thousands)
Cash and cash equivalents	$337,321	$310,495
Short-term investments	11,480	120
Working capital	861,274	865,664

Contractual Obligations and Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Regulation S-K of the Securities Act of 1933. Information regarding our operating lease payments, asset retirement obligations, long-term debt payments, pension obligations, purchase commitments with suppliers and purchase obligations is provided in Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended September 29, 2018. There have been no material changes in contractual obligations outside of the ordinary course of business since

September 29, 2018. Information regarding our other financial commitments at March 30, 2019 is provided in the Notes to Condensed Consolidated Financial Statements in this report.

Changes in Financial Condition

Cash provided by operating activities during the first six months of fiscal 2019 was $126.3 million, which included net income of $56.3 million, depreciation and amortization of $59.4 million and stock-based compensation expense of $16.9 million partially offset by cash used by operating assets and liabilities of $0.9 million (primarily lower income taxes payable, deferred income, customer deposits and accrued payroll net of lower accounts receivable) and net increases in deferred tax assets of $4.5 million. Cash provided by operating activities during the first six months of fiscal 2018 was $132.8 million, which included net income of $107.2 million, depreciation and amortization of $63.0 million, stock-based compensation expense of $15.5 million and net decreases in deferred tax assets of $14.1 million partially offset by cash used by operating assets and liabilities of $67.5 million (primarily increases in inventories and decreases in deferred income net of higher income taxes payable and higher accounts payable).

Cash used in investing activities during the first six months of fiscal 2019 was $70.8 million, which included $37.2 million, net of proceeds from dispositions, used to acquire property and equipment and purchase and upgrade buildings, $18.9 million, net of cash acquired, to purchase Ondax and Quantum, $11.3 million net purchases of available-for-sale securities and $3.4 million invested in 3D-Micromac AG. Cash used in investing activities during the first six months of fiscal 2018 was $69.5 million, which included $44.8 million, net of proceeds from dispositions, used to acquire property and equipment and purchase and upgrade buildings, $45.4 million, net of cash acquired, to purchase OR Laser and $4.6 million net purchases of available-for-sale securities partially offset by $25.0 million proceeds from the sale of discontinued operations.

Cash used in financing activities during the first six months of fiscal 2019 was $24.5 million, which included $51.4 million used to repurchase shares of our common stock and $15.1 million in outflows due to net settlement of restricted stock units partially offset by $36.4 million net debt borrowings and $5.7 million generated from our employee stock option and purchase plans. Cash used in financing activities during the first six months of fiscal 2018 was $198.5 million, which included $167.2 million net debt payments and $36.2 million in outflows due to net settlement of restricted stock units partially offset by $4.9 million generated from our employee stock option and purchase plans.

Changes in exchange rates during the first six months of fiscal 2019 resulted in a decrease in cash balances of $4.6 million. Changes in exchange rates during the first six months of fiscal 2018 resulted in an increase in cash balances of $1.7 million.

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

Interest rate sensitivity

A portion of our investment portfolio is composed of fixed income securities. These securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately (whether due to changes in overall market rates or credit worthiness of the issuers of our individual securities) and uniformly by 10% from levels at March 30, 2019, the fair value of the portfolio, based on quoted market prices in active markets involving similar assets, would decline by an immaterial amount due to their short-term maturities. We have the ability to generally hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. If necessary, we may sell short-term investments prior to maturity to meet our liquidity needs.

At March 30, 2019, the fair value of our available-for-sale debt securities was $15.6 million, $4.1 million of which was classified as cash and cash equivalents and $11.5 million of which was classified as short-term investments.

We are exposed to market risks related to fluctuations in interest rates related to our Euro Term Loan. As of March 30, 2019, we owed $413.7 million on this loan with an interest rate of 2.75%. We performed a sensitivity analysis on the outstanding portion of our debt obligation as of March 30, 2019. Should the current average interest rate increase or decrease by 10%, the resulting annual increase or decrease to interest expense would be approximately $1.1 million as of March 30, 2019.

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

At March 30, 2019, approximately $280.4 million of our cash, cash equivalents and short-term investments were held outside the U.S. in certain of our foreign operations, $262.0 million of which was denominated in currencies other than the U.S. dollar.

A hypothetical 10% change in foreign currency rates on our forward contracts would not have a material impact on our results of operations, cash flows or financial position.

The following table provides information about our foreign exchange forward contracts at March 30, 2019. The table presents the weighted average contractual foreign currency exchange rates, the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date and fair value. The U.S. fair value represents the fair value of the contracts valued at March 30, 2019 rates.

Forward contracts to sell (buy) foreign currencies for U.S. dollars (in thousands, except contract rates):

	Average Contract Rate	U.S. Notional Contract Value	U.S. Fair Value
Non-Designated - For U.S. Dollars
Euro	1.1410	$(37,276)	$(551)
Japanese Yen	110.4891	$11,848	$21
British Pound	1.3268	$3,805	$50
South Korean Won	1,114.8645	$29,048	$514
Chinese Renminbi	6.6929	$24,455	$66
Singapore Dollar	1.3488	$(31,902)	$(126)
Malaysian Ringgit	4.0646	$1,590	$7
Canadian Dollar	1.3201	$(573)	$(6)
Swiss Franc	0.9963	$(3,077)	$6
Swedish Krona	9.2874	$(2,023)	$8

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of March 30, 2019 ("Evaluation Date"). The controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended March 30, 2019.

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

Our net sales and operating results, such as adjusted EBITDA percentage, net income (loss) and operating expenses, and our stock price have varied in the past and may vary significantly from quarter to quarter and from year to year in the future. We believe a number of factors, many of which are outside of our control, could cause these variations and make them difficult to predict, including:

•	general economic uncertainties in the macroeconomic and local economies facing us, our customers and the markets we serve, particularly in China and the Eurozone;

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

•	the timing of receipt of bookings and the timing of and our ability to ultimately convert bookings to net sales;

•	the concentration of a significant amount of our backlog, and resultant net sales, with a few customers in the Microelectronics market;

•	rescheduling of shipments or cancellation of orders by our customers;

•	fluctuations in our product mix;

•	the ability of our customers' other suppliers to provide sufficient material to support our customers' products;

•	currency fluctuations and stability, in particular the Euro, the Japanese Yen, the South Korean Won, the Chinese RMB and the U.S. Dollar as compared to other currencies;

•	commodity pricing;

•	interpretation and impact of the U.S. Tax Cuts and Jobs Act;

•	introductions of new products and product enhancements by our competitors, entry of new competitors into our markets, pricing pressures and other competitive factors;

•	our ability to develop, introduce, manufacture and ship new and enhanced products in a timely manner without defects;

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

We participate in the flat panel display market, which has a relatively limited number of end customer manufacturers.  Our backlog, timing of net sales and results of operations could be negatively impacted in the event we face any significant periods with few or no orders or our customers reschedule or cancel orders.

In the flat panel display market, there are a relatively limited number of manufacturers who are the end customers for our annealing products. In the second quarter and first six months of fiscal 2019, Advanced Process Systems Corporation, an integrator in the flat panel display market based in South Korea, contributed more than 10% of our revenue. In the second quarter of fiscal 2019, The Japan Steel Works, LTD., an integrator in the flat panel display market based in Japan, contributed more than 10% of our revenue. Given macroeconomic conditions, varying consumer demand and technical process limitations at manufacturers, we may see fluctuations in orders, including periods with no or few orders, and our customers may seek to reschedule or cancel orders. For example, in the fourth quarter of fiscal 2018, a customer requested a change of delivery date resulting in a significant order being rescheduled from the first to the second quarter of fiscal 2019. In addition, in the first quarter of fiscal 2019, one customer cancelled three purchase orders which included backlog shippable within 12 months of $38.2 million as well as some additional orders which were unscheduled.

These larger flat panel-related systems have large average selling prices. Any significant periods with few or no orders or any rescheduling or canceling of such orders by our customers will likely have a significant impact on our quarterly or annual net sales and results of operations and could negatively impact inventory values and backlog. Additionally, challenges in meeting evolving technological requirements for these complex products by us and our suppliers could also result in delays in shipments and rescheduled or cancelled orders by our customers. This could negatively impact our backlog, timing of net sales and results of operations.

As of March 30, 2019, flat panel display systems represented 25% of our backlog. Since our backlog includes higher average selling price flat panel display systems compared to other products in our backlog, any delays or cancellation of shipments could have a material adverse effect on our financial results.

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

In November 2016 we entered into the Credit Agreement which provided for a 670.0 million Euro term loan, all of which was drawn, and a $100 million revolving credit facility, under which a 10 million Euro letter of credit was issued. As of March 30, 2019, 368.3 million Euros were outstanding under the term loan. As of March 30, 2019, the revolving credit facility had been used for guarantees of 10.0 million Euros as well as borrowings of $40.0 million. We may incur additional indebtedness in the future by accessing the revolving credit facility and/or entering into new financing arrangements. Our ability to pay interest and repay the principal of our current indebtedness is dependent upon our ability to manage our business operations and the ongoing interest rate environment. There can be no assurance that we will be able to manage any of these risks successfully.

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

For the three and six months ended March 30, 2019, 77% and 78%, respectively, of our net sales were derived from customers outside of the United States. For fiscal 2018, fiscal 2017 and fiscal 2016, 84%, 83%, and 76%, respectively, of our net sales were derived from customers outside of the United States. We anticipate that foreign sales, particularly in Asia, will continue to account for a significant portion of our net sales in the foreseeable future.

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

•
the impact of recessions and other economic conditions in economies outside the United States, including, for example, recent dips in the manufacturing Purchasing Managers’ Index in the Eurozone, in particular in Germany;

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

We depend on skilled personnel to operate our business effectively in a rapidly changing market, and if we are unable to retain existing or hire additional personnel when needed, or manage transitions among members of our leadership team, in particular the recently announced upcoming transition of our President and Chief Executive Officer, our ability to develop and sell our products could be harmed.

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

Our future success depends upon the continued services of our executive officers and other key engineering, sales, marketing, manufacturing and support personnel, any of whom may leave and our ability to effectively transition to their successors. In April 2019, we announced that John Ambroseo will transition from being our President and Chief Executive Officer, a position he has served in since 2002, to a special advisor to the Company no later than April 2021. In November 2018, we also announced that Paul Sechrist will transition from being our Executive Vice President, Worldwide Sales and Service, a position he has served in since 2011, to a special advisor to our Chief Executive Officer on or about the end of fiscal 2019. We can provide no assurance that we will be able to find suitable successors to these roles, in particular the role of Chief Executive

Officer, or that any identified successors will be successfully integrated into our management team. Our inability to do so, or to retain other key employees or effectively transition to their successors could harm our business and our results of operations.

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

Additional competitors may enter the markets in which we serve, both foreign and domestic, and we are likely to compete with new companies in the future. For example, in recent years there have been a growing number of companies in China that are targeting our markets regionally, and may in the future be able to expand internationally. We may encounter potential customers that, due to existing relationships with our competitors, are committed to the products offered by these competitors. Further, our current or potential customers may determine to develop and produce products for their own use which are competitive to our products. Such vertical integration could reduce the market opportunity for our products. As a result of the foregoing factors, we expect that competitive pressures may result in price reductions, reduced margins, loss of sales and loss of market share. In addition, in markets where there are a limited number of customers, competition is particularly intense.

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

•
the resolution of issues arising from tax audits with various tax authorities, and in particular, the outcome of the German tax audits of Coherent and Rofin tax returns for fiscal 2010-2016 and South Korean tax audits of fiscal 2014-2017;

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
Not applicable.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On November 6, 2018, we announced that our board of directors authorized a stock repurchase program authorizing the Company to repurchase up to $250.0 million of our common stock through December 31, 2019, with a limit of no more than $75.0 million per quarter. During the three months ended March 30, 2019, we repurchased and retired 199,826 shares of outstanding common stock under this program at an average price of $129.64 per share for a total of $25.9 million.
The following table summarizes share repurchase activity for the three months ended March 30, 2019:

Period	Total Number of Shares Purchased	Average price paid per share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
December 30, 2018 - January 26, 2019	—	$—	—	$224,498,367
January 27, 2019 - February 23, 2019	89,826	$123.05	89,826	$213,445,278
February 24, 2019 - March 30, 2019	110,000	$135.01	110,000	$198,594,178
Total	199,826	$129.64	199,826

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1‡	Change of Control and Leadership Change Severance Plan, as amended and restated effective April 13, 2019.

10.2‡	CEO Transition and Retirement Agreement, dated April 13, 2019, between the Company and John Ambroseo.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

‡ Identifies management contract or compensatory plans or arrangements required to be filed as an exhibit.
* Furnished herewith.

COHERENT, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coherent, Inc.
(Registrant)

Date:	May 8, 2019	/s/:	JOHN R. AMBROSEO
John R. Ambroseo
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 8, 2019	/s/:	KEVIN S. PALATNIK
Kevin S. Palatnik
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)