Form 10-Q
period 2019-06-29
COHERENT INC
filed 2019-08-07
CIK 21510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ___________________________________________________
FORM 10-Q
 ___________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 29, 2019
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

 The number of shares outstanding of registrant’s common stock, par value $.01 per share, on August 5, 2019 was 23,982,361.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net sales	$339,170	$482,342	$1,095,176	$1,441,025
Cost of sales	241,167	274,006	717,106	800,236
Gross profit	98,003	208,336	378,070	640,789
Operating expenses:
Research and development	30,692	34,303	90,095	100,478
Selling, general and administrative	67,686	70,291	201,706	220,874
Impairment and other charges	—	611	—	766
Amortization of intangible assets	6,782	2,607	11,748	8,163
Total operating expenses	105,160	107,812	303,549	330,281
Income (loss) from operations	(7,157)	100,524	74,521	310,508
Other income (expense):
Interest income	257	444	903	1,355
Interest expense	(4,974)	(4,737)	(14,794)	(21,209)
Other—net	331	(3,332)	(3,898)	(5,781)
Total other income (expense), net	(4,386)	(7,625)	(17,789)	(25,635)
Income (loss) from continuing operations before income taxes	(11,543)	92,899	56,732	284,873
Provision for (benefit from) income taxes	(8,444)	25,929	3,531	110,698
Net income (loss) from continuing operations	(3,099)	66,970	53,201	174,175
Loss from discontinued operations, net of income taxes	—	—	—	(2)
Net income (loss)	$(3,099)	$66,970	$53,201	$174,173

Net income (loss) per share:
Basic	$(0.13)	$2.72	$2.20	$7.06
Diluted	$(0.13)	$2.69	$2.19	$6.98

Shares used in computation:
Basic	24,054	24,658	24,185	24,684
Diluted	24,054	24,877	24,333	24,971

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in thousands)

	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018

Net income (loss)	$(3,099)	$66,970	$53,201	$174,173
Other comprehensive income (loss): (1)
Translation adjustment, net of taxes (2)	2,762	(39,283)	(10,506)	(17,847)
Changes in unrealized losses on available-for-sale securities, net of taxes (3)	—	4	—	(4)
Defined benefit pension plans, net of taxes (4)	(971)	(504)	(1,719)	(701)
Other comprehensive income (loss), net of tax	1,791	(39,783)	(12,225)	(18,552)
Comprehensive income (loss)	$(1,308)	$27,187	$40,976	$155,621

(1)	Reclassification adjustments were not significant during the three and nine months ended June 29, 2019 and June 30, 2018.

(2)
Tax expenses (benefits) of $535 and $(2,911) were provided on translation adjustments during the three and nine months ended June 29, 2019, respectively. Tax expenses (benefits) were not provided on translation adjustments during the three and nine months ended June 30, 2018.

(3)
Tax expenses (benefits) were not provided on changes in unrealized losses on available-for-sale securities for the three and nine months ended June 29, 2019, respectively. Tax expenses (benefits) of $1 and $(2) were provided on changes in unrealized losses on available-for-sale securities for the three and nine months ended June 30, 2018, respectively.

(4)
Tax benefits of $322 and $605 were provided on changes in defined benefit pension plans for the three and nine months ended June 29, 2019, respectively. Tax benefits of $224 and $279 were provided on changes in defined benefit pension plans for the three and nine months ended June 30, 2018, respectively.

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except par value)

	June 29, 2019	September 29, 2018
ASSETS
Current assets:
Cash and cash equivalents	$316,458	$310,495
Restricted cash	825	858
Short-term investments	2,115	120
Accounts receivable—net of allowances of $7,148 and $4,568, respectively	269,057	355,208
Inventories	469,486	486,741
Prepaid expenses and other assets	87,372	85,080
Total current assets	1,145,313	1,238,502
Property and equipment, net	323,974	311,793
Goodwill	439,139	442,940
Intangible assets, net	101,614	142,293
Non-current restricted cash	12,486	12,692
Other assets	114,132	111,749
Total assets	$2,136,658	$2,259,969

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current-portion of long-term obligations	$45,283	$5,072
Accounts payable	62,954	70,292
Income taxes payable	11,219	114,145
Other current liabilities	169,058	183,329
Total current liabilities	288,514	372,838
Long-term obligations	409,836	420,711
Other long-term liabilities	137,097	151,956
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock, Authorized—500,000 shares, par value $.01 per share:
Outstanding—23,982 shares and 24,299 shares, respectively	238	242
Additional paid-in capital	24,475	78,700
Accumulated other comprehensive income (loss)	(9,392)	2,833
Retained earnings	1,285,890	1,232,689
Total stockholders’ equity	1,301,211	1,314,464
Total liabilities and stockholders’ equity	$2,136,658	$2,259,969

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED JUNE 30, 2018
(Unaudited; in thousands)

	Common Stock Shares	Common Stock Par Value	Add. Paid-in Capital	Accum. Other Comp. Income (Loss)	Retained Earnings	Total
Balances, September 30, 2017	24,631	$245	$171,403	$19,906	$971,710	$1,163,264
Common stock issued under stock plans, net of shares withheld for employee taxes	191	2	(30,749)	—	—	(30,747)
Cumulative effect of change in accounting principle	—	—	—	—	13,621	13,621
Stock-based compensation	—	—	7,110	—	—	7,110
Net income	—	—	—	—	41,901	41,901
Other comprehensive income, net of tax	—	—	—	232	—	232
Balances, December 30, 2017	24,822	247	147,764	20,138	1,027,232	1,195,381
Common stock issued under stock plans, net of shares withheld for employee taxes	12	—	(604)	—	—	(604)
Stock-based compensation	—	—	8,603	—	—	8,603
Net income	—	—	—	—	65,302	65,302
Other comprehensive income, net of tax	—	—	—	20,999	—	20,999
Balances, March 31, 2018	24,834	247	155,763	41,137	1,092,534	1,289,681
Common stock issued under stock plans, net of shares withheld for employee taxes	40	—	5,632	—	—	5,632
Repurchase of common stock	(575)	(5)	(99,994)	—	—	(99,999)
Stock-based compensation	—	—	8,650	—	—	8,650
Net income	—	—	—	—	66,970	66,970
Other comprehensive loss, net of tax	—	—	—	(39,783)	—	(39,783)
Balances, June 30, 2018	24,299	$242	$70,051	$1,354	$1,159,504	$1,231,151

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED JUNE 29, 2019
(Unaudited; in thousands)

	Common Stock Shares	Common Stock Par Value	Add. Paid-in Capital	Accum. Other Comp. Income (Loss)	Retained Earnings	Total
Balances, September 29, 2018	24,299	$242	$78,700	$2,833	$1,232,689	$1,314,464
Common stock issued under stock plans, net of shares withheld for employee taxes	223	2	(9,141)	—	—	(9,139)
Repurchase of common stock	(195)	(2)	(25,499)	—	—	(25,501)
Stock-based compensation	—	—	7,791	—	—	7,791
Net income	—	—	—	—	35,550	35,550
Other comprehensive loss, net of tax	—	—	—	(5,682)	—	(5,682)
Balances, December 29, 2018	24,327	242	51,851	(2,849)	1,268,239	1,317,483
Common stock issued under stock plans, net of shares withheld for employee taxes	10	—	(298)	—	—	(298)
Repurchase of common stock	(200)	(2)	(25,903)	—	—	(25,905)
Stock-based compensation	—	—	9,086	—	—	9,086
Net income	—	—	—	—	20,750	20,750
Other comprehensive loss, net of tax	—	—	—	(8,334)	—	(8,334)
Balances, March 30, 2019	24,137	240	34,736	(11,183)	1,288,989	1,312,782
Common stock issued under stock plans, net of shares withheld for employee taxes	54	—	6,081	—	—	6,081
Repurchase of common stock	(209)	(2)	(26,002)	—	—	(26,004)
Stock-based compensation	—	—	9,660	—	—	9,660
Net loss	—	—	—	—	(3,099)	(3,099)
Other comprehensive income, net of tax	—	—	—	1,791	—	1,791
Balances, June 29, 2019	23,982	$238	$24,475	$(9,392)	$1,285,890	$1,301,211

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended
	June 29, 2019	June 30, 2018
Cash flows from operating activities:
Net income	$53,201	$174,173
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,462	38,735
Amortization of intangible assets	47,725	45,638
Deferred income taxes	(8,209)	18,380
Amortization of debt issuance cost	3,810	8,251
Stock-based compensation	26,535	24,069
Non-cash restructuring charges	12,121	964
Other non-cash expense (income)	(2,498)	194
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	85,090	(27,520)
Inventories	1,719	(84,867)
Prepaid expenses and other assets	8,327	(7,712)
Other long-term assets	1,661	(5,369)
Accounts payable	(5,218)	3,484
Income taxes payable/receivable	(115,413)	9,720
Other current liabilities	(16,737)	(69,634)
Other long-term liabilities	1,788	4,487
Net cash provided by operating activities	135,364	132,993

Cash flows from investing activities:
Purchases of property and equipment	(60,511)	(65,990)
Proceeds from dispositions of property and equipment	5,228	2,738
Purchases of available-for-sale securities	(11,552)	(54,323)
Proceeds from sales and maturities of available-for-sale securities	9,557	86,787
Acquisition of businesses, net of cash acquired	(18,881)	(45,448)
Investment at cost	(3,423)	—
Proceeds from sale of discontinued operation	—	25,000
Proceeds from sale of other entities	—	6,250
Other	—	470
Net cash used in investing activities	(79,582)	(44,516)

Cash flows from financing activities:
Short-term borrowings	107,054	64,815
Repayments of short-term borrowings	(68,720)	(65,718)
Repayments of long-term borrowings	(5,686)	(169,286)
Issuance of common stock under employee stock option and purchase plans	11,811	10,574
Net settlement of restricted common stock	(15,167)	(36,292)
Repurchase of common stock	(77,410)	(100,000)
Net cash used in financing activities	(48,118)	(295,907)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,940)	(3,379)
Net increase (decrease) in cash, cash equivalents and restricted cash	5,724	(210,809)
Cash, cash equivalents and restricted cash, beginning of period	324,045	457,087
Cash, cash equivalents and restricted cash, end of period	$329,769	$246,278

Non-cash investing and financing activities:
Unpaid property and equipment purchases	$4,985	$5,353

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows.

	June 29, 2019	June 30, 2018
Cash and cash equivalents	$316,458	$232,458
Restricted cash, current	825	1,082
Restricted cash, non-current	12,486	12,738
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$329,769	$246,278

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto filed by Coherent, Inc. on Form 10-K for the fiscal year ended September 29, 2018. In the opinion of management, all adjustments necessary for a fair presentation of financial condition and results of operation as of and for the periods presented have been made and include only normal recurring adjustments. Interim results of operations are not necessarily indicative of results to be expected for the year or any other interim periods. Our fiscal year ends on the Saturday closest to September 30 and our third fiscal quarter includes 13 weeks of operations in each fiscal year presented. Fiscal year 2019 and 2018 both include 52 weeks.

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

Change in Significant Accounting Policies - Revenue Recognition

Except for the adoption of Accounting Standard Update ("ASU") 2014-09, Revenue from Contracts with Customers ("ASC 606") on September 30, 2018, there have been no significant changes to our significant accounting policies as of and for the nine months ended June 29, 2019, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended September 29, 2018.

Effective September 30, 2018, we adopted ASC 606, using the modified retrospective transition method applied to contracts that were not completed as of September 30, 2018. Revenue for the reporting periods after September 30, 2018 are presented under ASC 606, while prior period amounts are reported in accordance with our historical accounting under ASC 605. There was no impact on the opening accumulated retained earnings, revenues, costs, deferred income, customer deposits or other balances as of September 30, 2018 or the three and nine months ended June 29, 2019 due to the adoption of ASC 606.

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

In August 2018, the SEC adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. The amendments became effective on November 5, 2018. The SEC staff subsequently indicated that it would not object if a filer’s first presentation of changes in shareholders’ equity is included in its Form 10-Q for the quarter that begins after the final rule’s effective date. Among the amendments is the requirement to present the changes in shareholders’ equity in the interim financial statements (either in a separate statement or footnote) in quarterly reports on Form 10-Q. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a consolidated statement of operations is required to be filed. We adopted this amendment and included the first presentation of changes in stockholders’ equity in our quarterly report on Form 10-Q for our first quarter of fiscal 2019.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued accounting guidance (ASC 842) that modifies lease accounting for lessees to increase transparency and comparability by recording lease assets and liabilities for operating leases and disclosing key information about leasing arrangements. The new standard will become effective for our fiscal year 2020, which begins on September 29, 2019. We will adopt the new guidance utilizing the modified retrospective transition method. We have reviewed the requirements of this standard and have formulated a plan for implementation. We continue to implement internal controls and key system functionality to enable the preparation of financial information. We currently estimate that the adoption of the standard will result in the recognition of $90 million to $100 million in lease related right-of-use assets and liabilities on our consolidated balance sheet, primarily related to real estate leases. The estimate could change as we finalize estimates and proceed towards implementation of the standard and will also fluctuate based on the lease portfolio, discount rates and foreign currency exchange rates as of the adoption date. We expect the standard will not have a material impact on our consolidated statements of operations.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and a subsequent amendment, ASU 2018-19 (collectively, Topic 326). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. The new standard will become effective for our fiscal year 2021, which begins on October 4, 2020. We are currently evaluating the impact of our pending adoption of Topic 326 on our consolidated financial statements.

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

The following tables summarize revenue from contracts with customers (in thousands):

Sales by revenue type and segment

	Three Months Ended
	June 29, 2019		June 30, 2018
	OEM Laser Sources	Industrial Lasers & Systems	OEM Laser Sources	Industrial Lasers & Systems
Net sales:
Products(1)	$115,992	$104,784	$226,370	$134,693
Other product and service revenues(2)	90,293	28,101	89,168	32,111
Total net sales	$206,285	$132,885	$315,538	$166,804
(1) Net sales primarily recognized at a point in time.
(2) Includes sales of spare parts, related accessories and other consumable parts as well as revenues from service agreements, of which $14.1 million for the three months ended June 29, 2019 was recognized over time.

	Nine Months Ended
	June 29, 2019		June 30, 2018
	OEM Laser Sources	Industrial Lasers & Systems	OEM Laser Sources	Industrial Lasers & Systems
Net sales:
Products(1)	$412,629	$329,537	$677,762	$381,619
Other product and service revenues(2)	267,601	85,409	280,571	101,073
Total net sales	$680,230	$414,946	$958,333	$482,692
(1) Net sales primarily recognized at a point in time.
(2) Includes sales of spare parts, related accessories and other consumable parts as well as revenues from service agreements, of which $40.1 million for the nine months ended June 29, 2019 was recognized over time.

Sales by market application and segment

	Three Months Ended
	June 29, 2019		June 30, 2018
	OEM Laser Sources	Industrial Lasers & Systems	OEM Laser Sources	Industrial Lasers & Systems
Net sales:
Microelectronics	$126,754	$16,467	$238,912	$23,396
Materials processing	11,207	90,198	11,241	121,664
OEM components and instrumentation	39,997	24,300	35,002	20,688
Scientific and government programs	28,327	1,920	30,383	1,056
Total net sales	$206,285	$132,885	$315,538	$166,804

	Nine Months Ended
	June 29, 2019		June 30, 2018
	OEM Laser Sources	Industrial Lasers & Systems	OEM Laser Sources	Industrial Lasers & Systems
Net sales:
Microelectronics	$441,597	$49,298	$726,848	$64,944
Materials processing	29,493	281,477	35,316	360,872
OEM components and instrumentation	119,027	78,825	103,624	54,245
Scientific and government programs	90,113	5,346	92,545	2,631
Total net sales	$680,230	$414,946	$958,333	$482,692

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

A rollforward of our customer deposits and deferred revenue is as follows (in thousands):

Beginning balance, September 30, 2018 (1)	$55,637
Amount of customer deposits and deferred revenue recognized in income (2)	(148,189)
Additions to customer deposits and deferred revenue	139,467
Translation adjustments	(333)
Ending balance, June 29, 2019 (3)	$46,582

(1) Beginning customer deposits and deferred revenue as of September 30, 2018 include $50,546 of current portion and $5,091 of long-term portion.

(2) Amount of customer deposits and deferred revenue recognized in the three and nine months ended June 29, 2019 was $51,844 and $148,189, respectively.

(3) Ending customer deposits and deferred revenue as of June 29, 2019 include $40,410 of current portion and $6,172 of long-term portion.

Remaining performance obligations represent the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied as of the end of the reporting period. The following table includes estimated revenue expected to be recognized in the future related to performance obligations for sales of maintenance agreements, extended warranties, installation, and contracts with customer acceptance provisions included in customer deposits and deferred revenue as of June 29, 2019 (in thousands):

	Remainder of fiscal 2019	Fiscal 2020	Fiscal 2021 and after	Total
Performance Obligations	$22,475	$19,524	$4,583	$46,582

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
Our allocation of the purchase price is as follows (in thousands):

Tangible assets:
Cash	$103
Accounts receivable	534
Inventories	1,793
Prepaid expenses and other assets	17
Deferred tax assets	681
Property and equipment	122
Liabilities assumed	(499)
Intangible assets:
Existing technology	5,600
Customer relationships	300
Goodwill	3,333
Total	$11,984

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

5.     FAIR VALUES

We have not changed our valuation techniques in measuring the fair value of any financial assets and liabilities during the period. We recognize transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers between levels during the periods presented. As of June 29, 2019, we had one investment carried on a cost basis. See Note 9, "Balance Sheet Details." If we were to fair value this investment, it would be based upon Level 3 inputs; this investment is not considered material to our condensed consolidated financial statements. As of September 29, 2018, we did not have any assets or liabilities valued based upon Level 3 inputs.

We measure the fair value of outstanding debt obligations for disclosure purposes on a recurring basis. As of June 29, 2019, the current and long-term portion of long-term obligations of $5.3 million and $409.8 million, respectively, are reported at amortized cost. As of September 29, 2018, the current and long-term portion of long-term obligations of $5.1 million and $420.7 million, respectively, are reported at amortized cost. These outstanding obligations are classified as Level 2 as they are not actively traded and are valued using a discounted cash flow model that uses observable market inputs. Based on the discounted cash flow model, the fair value of the outstanding debt approximates amortized cost.

Financial assets and liabilities measured at fair value as of June 29, 2019 and September 29, 2018 are summarized below (in thousands):

	Aggregate Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Aggregate Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	June 29, 2019			September 29, 2018
		(Level 1)	(Level 2)		(Level 1)	(Level 2)
Assets:
Cash equivalents:
Money market fund deposits	$11,246	$11,246	$—	$56,285	$56,285	$—
Short-term investments:
U.S. Treasury and agency obligations (1)	119	—	119	120	—	120
Commercial paper (1)	1,996	—	1,996	—	—	—
Prepaid and other assets:
Foreign currency contracts (2)	1,712	—	1,712	1,007	—	1,007
Money market fund deposits — Deferred comp and supplemental plan (3)	785	785	—	522	522	—
Mutual funds — Deferred comp and supplemental plan (3)	20,691	20,691	—	21,862	21,862	—
Total	$36,549	$32,722	$3,827	$79,796	$78,669	$1,127

Liabilities:
Other current liabilities:
Foreign currency contracts (2)	(1,283)	—	(1,283)	(1,879)	—	(1,879)
Total	$35,266	$32,722	$2,544	$77,917	$78,669	$(752)

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

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	June 29, 2019
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$316,458	$—	$—	$316,458

Short-term investments:
Available-for-sale securities:
Commercial paper	$1,996	$—	$—	$1,996
U.S. Treasury and agency obligations	119	—	—	119
Total short-term investments	$2,115	$—	$—	$2,115

	September 29, 2018
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$310,495	$—	$—	$310,495

Short-term investments:
Available-for-sale securities:
U.S. Treasury and agency obligations	$120	$—	$—	$120
Total short-term investments	$120	$—	$—	$120

There were no unrealized gains or losses at June 29, 2019 or September 29, 2018.

The amortized cost and estimated fair value of available-for-sale investments in debt securities as of June 29, 2019 and September 29, 2018 classified as short-term investments on our condensed consolidated balance sheet were as follows (in thousands):

	June 29, 2019		September 29, 2018
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Investments in available-for-sale debt securities due in less than one year	$2,115	$2,115	$120	$120

During the three and nine months ended June 29, 2019, we received no proceeds from the sale of available-for-sale securities and realized no gross gains or losses. During the three and nine months ended June 30, 2018, we received proceeds totaling $24.5 million and $26.9 million, respectively, from the sale of available-for-sale securities and realized no gross gains or losses.

7.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We maintain operations in various countries outside of the United States and have foreign subsidiaries that manufacture and sell our products in various global markets. The majority of our sales are transacted in U.S. dollars. However, we do generate revenues in other currencies, primarily the Euro, Japanese Yen, South Korean Won and Chinese Renminbi (RMB). As a result, our earnings, cash flows and cash balances are exposed to fluctuations in foreign currency exchange rates. We attempt to limit these exposures through financial market instruments. We utilize derivative instruments, primarily forward contracts with maturities of two months or less, to manage our exposure associated with anticipated cash flows and net asset and liability positions denominated in foreign currencies. Gains and losses on the forward contracts are mitigated by gains and losses on the underlying instruments. We do not use derivative financial instruments for speculative or trading purposes. The credit risk amounts represent our gross exposure to potential accounting loss on derivative instruments that are outstanding or unsettled if all counterparties failed to perform according to the terms of the contract, based on then-current currency rates at each respective date.

Non-Designated Derivatives

The outstanding notional contract and fair value asset (liability) amounts of non-designated hedge contracts, with maximum maturity of two months, are as follows (in thousands):

	U.S. Notional Contract Value		U.S. Fair Value
	June 29, 2019	September 29, 2018	June 29, 2019	September 29, 2018
Euro currency hedge contracts
Purchase	$49,300	$126,589	$900	$(1,554)
Sell	$(2,318)	$(8,701)	$(15)	$43

Japanese Yen currency hedge contracts
Sell	$(39,824)	$(27,473)	$(492)	$637

South Korean Won currency hedge contracts
Purchase	$—	$2,778	$—	$27
Sell	$(17,421)	$(31,920)	$(513)	$(109)

Chinese RMB currency hedge contracts
Purchase	$—	$5,852	$—	$(33)
Sell	$(29,217)	$(51,137)	$(194)	$300

Singapore Dollar currency hedge contracts
Purchase	$32,818	$30,127	$667	$(131)

Other foreign currency hedge contracts
Purchase	$7,658	$4,091	$139	$(13)
Sell	$(13,638)	$(5,934)	$(63)	$(39)

The fair value of our derivative instruments is included in prepaid expenses and other assets and in other current liabilities in our Condensed Consolidated Balance Sheets. See Note 5, "Fair Values."

During the three and nine months ended June 29, 2019, we recognized gains of $0.9 million and losses of $5.8 million, respectively, in other income (expense) for derivative instruments not designated as hedging instruments. During the three and nine months ended June 30, 2018, we recognized losses of $4.6 million and $6.2 million, respectively, in other income (expense) for derivative instruments not designated as hedging instruments.

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

8.    GOODWILL AND INTANGIBLE ASSETS

During the nine months ended June 29, 2019, we noted no indications of impairment or triggering events to cause us to review goodwill for potential impairment. We will conduct our annual goodwill testing during the fourth fiscal quarter.

The changes in the carrying amount of goodwill by segment for the period from September 29, 2018 to June 29, 2019 are as follows (in thousands):

	OEM Laser Sources	Industrial Lasers & Systems	Total
Balance as of September 29, 2018	$100,732	$342,208	$442,940
Additions (see Note 4)	—	3,333	3,333
Translation adjustments	(1,168)	(5,966)	(7,134)
Balance as of June 29, 2019	$99,564	$339,575	$439,139

Components of our amortizable intangible assets are as follows (in thousands):

	June 29, 2019			September 29, 2018
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Existing technology	$203,434	$(127,127)	$76,307	$201,759	$(94,376)	$107,383
Customer relationships	43,475	(20,717)	22,758	50,359	(22,383)	27,976
Trade name	5,774	(5,183)	591	5,888	(3,818)	2,070
Production know-how	2,300	(342)	1,958	—	—	—
In-process research & development	—	—	—	4,864	—	4,864
Total	$254,983	$(153,369)	$101,614	$262,870	$(120,577)	$142,293

For accounting purposes, when an intangible asset is fully amortized, it is removed from the disclosure schedule.

During the third quarter of fiscal 2019, in conjunction with our decision to relocate the manufacturing and engineering of our High Power Fiber Lasers ("HPFL") products at our Hamburg, Germany facility to our Tampere, Finland, location and exit a portion of our HPFL business sometime in fiscal 2020, we abandoned the in-process research and development project and fully amortized the intangible asset. See Note 19, "Restructuring Charges."

Amortization expense for intangible assets for the nine months ended June 29, 2019 and June 30, 2018 was $47.7 million and $45.6 million, respectively. The change in the accumulated amortization also includes $2.1 million (decrease) and $2.4 million (decrease) of foreign exchange impact for the nine months ended June 29, 2019 and June 30, 2018, respectively.

At June 29, 2019, estimated amortization expense for the remainder of fiscal 2019, the next five succeeding fiscal years and all fiscal years thereafter are as follows (in thousands):

Estimated Amortization Expense
2019 (remainder)	$14,085
2020	49,090
2021	18,021
2022	6,846
2023	4,443
2024	3,092
Thereafter	6,037
Total	$101,614

9.     BALANCE SHEET DETAILS

Inventories consist of the following (in thousands):

	June 29, 2019	September 29, 2018
Purchased parts and assemblies	$144,259	$137,566
Work-in-process	179,631	186,240
Finished goods	145,596	162,935
Total inventories	$469,486	$486,741

Prepaid expenses and other assets consist of the following (in thousands):

	June 29, 2019	September 29, 2018
Prepaid and refundable income taxes	$45,882	$37,884
Other taxes receivable	12,068	16,930
Prepaid expenses and other assets	29,422	30,266
Total prepaid expenses and other assets	$87,372	$85,080

Other assets consist of the following (in thousands):

	June 29, 2019	September 29, 2018
Assets related to deferred compensation arrangements	$33,654	$37,370
Deferred tax assets	61,438	64,858
Other assets (1)	19,040	9,521
Total other assets	$114,132	$111,749

(1) In the first quarter of fiscal 2019, we invested 3.0 million Euro ($3.4 million) in 3D-Micromac AG, a company that specializes in laser micromachining. The investment is included in other assets and is being carried on a cost basis and will be adjusted, as necessary, for impairment.

Other current liabilities consist of the following (in thousands):

	June 29, 2019	September 29, 2018
Accrued payroll and benefits	$50,184	$55,704
Deferred revenue	27,336	30,613
Warranty reserve	37,552	40,220
Accrued expenses and other	40,912	36,859
Customer deposits	13,074	19,933
Total other current liabilities	$169,058	$183,329

Components of the reserve for warranty costs during the first nine months of fiscal 2019 and 2018 were as follows (in thousands):

	Nine Months Ended
	June 29, 2019	June 30, 2018
Beginning balance	$40,220	$36,149
Additions related to current period sales	38,968	41,681
Warranty costs incurred in the current period	(41,204)	(39,434)
Accruals resulting from acquisitions	21	179
Adjustments to accruals related to foreign exchange and other	(453)	(2,663)
Ending balance	$37,552	$35,912

Other long-term liabilities consist of the following (in thousands):

	June 29, 2019	September 29, 2018
Long-term taxes payable	$38,598	$36,336
Deferred compensation	37,413	40,895
Defined benefit plan liabilities	38,443	37,528
Deferred tax liabilities	10,146	26,339
Deferred revenue	6,172	5,091
Asset retirement obligations liability	4,739	4,529
Other long-term liabilities	1,586	1,238
Total other long-term liabilities	$137,097	$151,956

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

As of June 29, 2019, the outstanding principal amount of the Euro Term Loan was 366.6 million Euros. As of June 29, 2019, the outstanding amount of the Revolving Credit Facility was $40.0 million plus a 10.0 million Euro letter of credit.

Loans under the Credit Agreement bear interest, at the Borrower’s option, at a rate equal to either (i)(x) in the case of calculations with respect to U.S. Dollars or certain other alternative currencies, the London interbank offered rate (the "LIBOR") or (y) in the case of calculations with respect to the Euro, the euro interbank offered rate ("EURIBOR" and, together with LIBOR), the "Eurocurrency Rate") or (ii) a base rate (the "Base Rate") equal to the highest of (x) the federal funds rate, plus 0.50%, (y) the prime rate then in effect and (z) the Eurocurrency Rate for loans denominated in U.S. dollars applicable to a one-month interest period, plus 1.0%, in each case, plus an applicable margin that is subject to adjustment pursuant to a pricing grid based on consolidated total gross leverage ratio. At June 29, 2019, the applicable margin for Euro Term Loans borrowed as Eurocurrency Rate loans was 2.00% per annum and as Base Rate loans was 1.00% and the applicable margin for revolving loans borrowed as Eurocurrency Rate loans was 3.75% per annum and as Base Rate loans was 2.75% per annum. Interest on Base Rate Loans is payable quarterly in arrears. Interest on Eurocurrency Rate loans is payable at the end of the applicable interest period (or at three month intervals if the interest period exceeds three months).

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

The Credit Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of us and our subsidiaries to, among other things, incur debt, grant liens, make investments, make certain restricted payments, transact with affiliates, and sell assets. The Credit Agreement also requires us and our subsidiaries to maintain a senior secured net leverage ratio as of the last day of each fiscal quarter of less of than or equal to 3.50 to 1.00. We were in compliance with all covenants at June 29, 2019.

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

Additional sources of cash available to us were international currency lines of credit and bank credit facilities totaling $27.6 million as of June 29, 2019, of which $19.9 million was unused and available. These unsecured international credit facilities were used in Europe and Japan during the first nine months of fiscal 2019. As of June 29, 2019, we had utilized $7.7 million of the international credit facilities as guarantees in Europe.

Short-term borrowings and current portion of long-term obligations consist of the following (in thousands):

	June 29, 2019	September 29, 2018
Current portion of Euro Term Loan (1)	$3,098	$3,092
1.3% Term loan due 2024	1,423	1,448
1.0% State of Connecticut term loan due 2023	377	374
OR Laser loans	121	158
Capital lease obligations	264	—
Line of credit borrowings	40,000	—
Total short-term borrowings and current portion of long-term obligations	$45,283	$5,072
(1) Net of debt issuance costs of $4.5 million and $4.7 million at June 29, 2019 and September 29, 2018, respectively.

Long-term obligations consist of the following (in thousands):

	June 29, 2019	September 29, 2018
Euro Term Loan due 2024 (1)	$402,010	$411,661
1.3% Term loan due 2024	6,047	7,242
1.0% State of Connecticut term loan due 2023	1,123	1,406
OR Laser loans	302	402
Capital lease obligations	354	—
Total long-term obligations	$409,836	$420,711
(1) Net of debt issuance costs of $7.6 million and $11.2 million at June 29, 2019 and September 29, 2018, respectively.

Contractual maturities of our debt obligations, excluding line of credit borrowings, as of June 29, 2019 are as follows (in thousands):

Amount
2019 (remainder)	$2,452
2020	9,837
2021	9,805
2022	9,548
2023	9,354
2024	386,249
Total	$427,245

11.  STOCK-BASED COMPENSATION

Fair Value of Stock Compensation

We recognize compensation expense for all share based payment awards based on the fair value of such awards. The expense is recognized on a straight-line basis per tranche over the respective requisite service period of the awards.

Determining Fair Value

The fair values of shares purchased under the Employee Stock Purchase Plan ("ESPP") for the three and nine months ended June 29, 2019 and June 30, 2018, respectively, were estimated using the following weighted-average assumptions:

	Employee Stock Purchase Plan
	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Expected life in years	0.5	0.5	0.5	0.5
Volatility	47.9%	50.5%	47.9%	50.2%
Risk-free interest rate	2.46%	1.80%	2.43%	1.45%
Expected dividend yield	—%	—%	—%	—%
Weighted average fair value per share	$40.42	$59.73	40.57	$68.83

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

	Nine Months Ended
	June 29, 2019	June 30, 2018
Risk-free interest rate	2.9%	1.7%
Volatility	43.7%	37.0%
Weighted average fair value per share	$117.43	$315.05

We recognize the estimated cost of these awards, as determined under the simulation model, over the related service period of approximately 3 years, with no adjustment in future periods based upon the actual shareholder return over the performance period.

Stock Compensation Expense

The following table shows total stock-based compensation expense and related tax benefits included in the condensed consolidated statements of operations for the three and nine months ended June 29, 2019 and June 30, 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Cost of sales	$1,231	$1,168	$3,640	$3,174
Research and development	794	838	2,227	2,378
Selling, general and administrative	7,630	6,577	20,668	18,517
Income tax benefit	(1,412)	(1,034)	(4,106)	(3,818)
	$8,243	$7,549	$22,429	$20,251

During the three and nine months ended June 29, 2019, $1.2 million and $3.6 million of stock-based compensation cost, respectively, were capitalized as part of inventory for all stock plans, $1.2 million and $3.6 million, respectively, were amortized into cost of sales and $1.5 million remained in inventory at June 29, 2019. During the three and nine months ended June 30, 2018, $1.2 million and $3.5 million of stock-based compensation, respectively, were capitalized as part of inventory for all stock plans, $1.2 million and $3.2 million, respectively, were amortized into cost of sales and $1.5 million remained in inventory at June 30, 2018.

At June 29, 2019, the total compensation cost related to unvested stock-based awards granted to employees under our stock plans but not yet recognized was approximately $41.0 million. We do not estimate forfeitures. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 1.5 years.

Stock Awards Activity

The following table summarizes the activity of our time-based and performance restricted stock units for the first nine months of fiscal 2019 (in thousands, except per share amounts):

	Time Based Restricted Stock Units		Performance Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested stock at September 29, 2018	279	$155.24	159	$155.76
Granted	189	127.97	105	117.43
Vested (1)	(168)	127.35	(131)	74.48
Forfeited	(9)	171.19	—	—
Nonvested stock at June 29, 2019	291	$153.13	133	$184.26

__________________________________________
(1)Service-based restricted stock units vested during the fiscal year. Performance-based restricted stock units included at 100% of target goal; under the terms of the awards, the recipient may earn between 0% and 200% of the award.

12.      COMMITMENTS AND CONTINGENCIES

Indemnifications

In the normal course of business, we enter into agreements that contain a variety of representations and warranties and provide for general indemnification. Exposure under these agreements is unknown because claims may be made against us in the future and we may record charges in the future as a result of these indemnification obligations. As of June 29, 2019, we did not have any material indemnification claims that were probable or reasonably possible.

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

We are currently in discussions with the German government regarding an export compliance matter involving one of our German subsidiaries. We believe that this involves less than approximately 1.5 million Euros in transactions over the past three years and do not believe that the final resolution of this matter will be material to our consolidated financial position, results of operations or cash flows. However, the German government investigation is ongoing and it is possible that substantial payments, fines and/or penalties or damages could result. Even though we do not currently expect this matter to be material to our consolidated financial position, results of operations or cash flows, circumstances could change as the investigation progresses.

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

On October 28, 2018, our board of directors authorized a stock repurchase program authorizing the Company to repurchase up to $250.0 million of our common stock through December 31, 2019, with a limit of no more than $75.0 million per quarter. During the third quarter of fiscal 2019, we repurchased and retired 209,201 shares of outstanding common stock under this program at an average price of $124.31 per share for a total of $26.0 million. During the first nine months of fiscal 2019, we repurchased and retired 603,828 shares of outstanding common stock under this program at an average price of $128.20 per share for a total of $77.4 million.

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

The following table presents information necessary to calculate basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Weighted average shares outstanding—basic	24,054	24,658	24,185	24,684
Dilutive effect of employee stock awards	—	219	148	287
Weighted average shares outstanding—diluted	24,054	24,877	24,333	24,971

Net income (loss) from continuing operations	$(3,099)	$66,970	$53,201	$174,175
Loss from discontinued operations, net of income taxes	—	—	—	(2)
Net income (loss)	$(3,099)	$66,970	$53,201	$174,173

A total of 0 and 97,420 potentially dilutive securities have been excluded from the diluted share calculation for the three and nine months ended June 29, 2019, respectively, as their effect was anti-dilutive.

A total of 114,489 and 25,864 potentially dilutive securities have been excluded from the diluted share calculation for the three and nine months ended June 30, 2018, respectively, as their effect was anti-dilutive.

15.  OTHER INCOME (EXPENSE)

Other income (expense) is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Foreign exchange loss	$(518)	$(2,605)	$(5,066)	$(8,015)
Gain (loss) on deferred compensation investments, net	(6)	353	(947)	2,929
Other	855	(1,080)	2,115	(695)
Other—net	$331	$(3,332)	$(3,898)	$(5,781)

16.  INCOME TAXES

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to us and our subsidiaries, adjusted for items which are considered discrete to the period.

On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was enacted. The Tax Act contains significant changes to U.S. tax law, including lowering the U.S. corporate income tax rate to 21.0% and implementing a territorial tax system. The Securities Exchange Commission issued guidance under Staff Accounting Bulletin No. 118 ("SAB 118") directing taxpayers to record the impact of the Tax Act as "provisional" when they do not have all the necessary information to complete the accounting under ASC 740. The guidance allows for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impact. In accordance with SAB 118, we recorded provisional estimates to our consolidated financial statements in fiscal 2018 based on the Tax Act. During the first quarter of fiscal 2019, we further analyzed the income tax effects of the Tax Act, determined there were no material changes to the provisional amounts disclosed in our fiscal 2018 financial statements and finalized the amounts. Although our accounting for the effects of the Tax Act is complete under SAB 118, there may be future adjustments based on changes in interpretations of the Tax Act, legislative updates or new regulations under the Tax Act, or changes in accounting standards for income taxes associated with the Tax Act.

The Tax Act also made other significant changes to U.S. federal income tax laws, including a global intangible low-taxed income tax (GILTI) and a base erosion anti-abuse tax (BEAT) which became effective for us beginning on September 30, 2018. Currently, we do not expect GILTI and BEAT to have a material impact on our results of operations.

Our effective tax rates on income (loss) from continuing operations before income taxes for the three and nine months ended June 29, 2019 were a benefit of 73.2% and a provision of 6.2%, respectively. Our effective tax rate for the three months ended June 29, 2019 reflected the recognition of a tax benefit on a pre-tax loss. This loss was in part a result of the restructuring costs in the third quarter of fiscal 2019 in our German operations resulting from our decision to relocate the manufacturing and engineering of our HPFL products at our Hamburg, Germany facility to our Tampere, Finland location and exit a portion of our HPFL business. A benefit in a high tax jurisdiction increases the effective tax rate on a loss. Furthermore, revision of the estimated annual effective tax rate in the current quarter results in additional benefit to the period and cumulatively offsets tax expenses recorded in the previous quarters. Our effective tax rate for the nine months ended June 29, 2019 was lower than the U.S. federal tax rate of 21.0% primarily due to the tax benefit from German losses subject to higher tax rates than U.S. tax rates, the excess tax benefits from restricted stock unit vesting, the benefit of federal research and development tax credits and our Singapore and South Korea tax exemptions. These amounts are partially offset by an accrual for foreign withholding taxes on certain current year foreign earnings not considered permanently reinvested, stock-based compensation not deductible for tax purposes and limitations on the deductibility of compensation under IRC Section 162(m).

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

In November 2018, Coherent Korea Ltd. received a tax audit notice for fiscal 2016. The audit began in December 2018. The South Korean tax authorities also reviewed fiscal 2014, 2015 and 2017. In May 2019, the South Korean tax authorities issued transfer pricing assessment proposals for taxes, royalties and sales commissions, which we will appeal and contest through the Competent Authority process between South Korea, Germany and the United States Accordingly, there is no change to our tax reserves at the present time. We are continuing to monitor and evaluate this situation.

17.  DEFINED BENEFIT PLANS

For the three and nine months ended June 29, 2019, net periodic cost (benefit) under our defined benefit plans was a benefit of $0.4 million and $0.2 million, respectively. For the three and nine months ended June 30, 2018, net periodic cost under our defined benefit plans was $0.0 million and $0.5 million, respectively. The service cost component of net periodic costs is included in selling, general and administrative ("SG&A") expenses, and the interest costs, net actuarial (gain) loss and other components are included in Other—net in the condensed consolidated statements of operations.

18.  SEGMENT AND GEOGRAPHIC INFORMATION

At June 29, 2019, we were organized into two reporting segments, OEM Laser Sources ("OLS") and Industrial Lasers & Systems ("ILS"), based upon our organizational structure and how the CODM receives and utilizes information provided to allocate resources and make decisions. This segmentation reflects the go-to-market strategies and synergies for our broad portfolio of laser technologies and products. While both segments deliver cost-effective, highly reliable photonics solutions, the OLS business segment is focused on high performance laser sources and complex optical sub-systems, typically used in microelectronics manufacturing, medical diagnostics and therapeutic applications, as well as in scientific research. Our ILS business segment delivers high performance laser sources, sub-systems and tools primarily used for industrial laser materials processing, serving important end markets like automotive, machine tool, consumer goods and medical device manufacturing. Ondax’s and OR Laser's operating results have been included in our ILS segment.

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

The following table provides net sales and income from continuing operations for our operating segments and a reconciliation of our total income from continuing operations to income from continuing operations before income taxes (in thousands):

	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net sales:
OEM Laser Sources	$206,285	$315,538	$680,230	$958,333
Industrial Lasers & Systems	132,885	166,804	414,946	482,692
Total net sales	$339,170	$482,342	$1,095,176	$1,441,025

Income (loss) from continuing operations:
OEM Laser Sources	$48,310	$117,948	$190,003	$362,785
Industrial Lasers & Systems	(39,569)	(292)	(70,925)	2,093
Corporate and other	(15,898)	(17,132)	(44,557)	(54,370)
Total income (loss) from continuing operations	(7,157)	100,524	74,521	310,508
Total other income (expense), net	(4,386)	(7,625)	(17,789)	(25,635)
Income (loss) from continuing operations before income taxes	$(11,543)	$92,899	$56,732	$284,873

Geographic Information
Our foreign operations consist primarily of manufacturing facilities and sales offices in Europe and Asia-Pacific. Sales, marketing and customer service activities are conducted through sales subsidiaries throughout the world. Geographic sales information for the three and nine months ended June 29, 2019 and June 30, 2018 is based on the location of the end customer.
Sales to unaffiliated customers are as follows (in thousands):

	Three Months ended		Nine Months Ended
SALES	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
United States	$82,913	$78,557	$251,122	$227,409
Foreign countries:
South Korea	65,717	172,938	235,443	509,784
China	57,519	58,865	152,134	183,188
Europe, other	38,296	42,580	114,973	131,329
Japan	24,119	36,581	114,702	123,906
Germany	32,809	45,062	111,646	124,983
Asia-Pacific, other	23,954	32,824	72,100	95,871
Rest of World	13,843	14,935	43,056	44,555
Total foreign countries sales	256,257	403,785	844,054	1,213,616
Total sales	$339,170	$482,342	$1,095,176	$1,441,025

Major Customers

We had one customer during the three and nine months ended June 29, 2019 that accounted for 15.6% and 15.9% of net sales, respectively. The same customer accounted for 30.0% and 28.4% of net sales for the three and nine months ended June 30, 2018, respectively. This customer purchased primarily from our OLS segment.

We had one customer that accounted for 25.2% and 16.4% of accounts receivable at June 29, 2019 and September 29, 2018, respectively. We had another customer that accounted for 16.7% of accounts receivable at September 29, 2018. These customers purchased primarily from our OLS segment.

19.  RESTRUCTURING CHARGES

In the first quarter of fiscal 2017, we began the implementation of planned restructuring activities in connection with the acquisition of Rofin. The activities under this plan in the first nine months of fiscal 2019 and 2018 primarily related to the exiting of two product lines acquired in the acquisition of Rofin, realignment of our supply chain due to segment reorganization and consolidation of sales and distribution offices as well as certain manufacturing sites. These activities resulted in charges primarily for employee termination, other exit related costs associated with the write-off of property and equipment and inventory and early lease termination costs.

In June 2019, we internally announced our plans to relocate the manufacturing and engineering of our HPFL products at our Hamburg, Germany, facility to our Tampere, Finland, location and exit a portion of our HPFL business sometime in fiscal 2020. In conjunction with this announcement, we recorded a restructuring charge in the third quarter of fiscal 2019 of $20.9 million primarily related to estimated severance and write-offs of excess inventory.

The following table presents our current liability as accrued on our balance sheets for restructuring charges. The table sets forth an analysis of the components of the restructuring charges and payments and other deductions made against the accrual for the quarters of fiscal 2019 and 2018 (in thousands):

	Severance Related	Asset Write-Offs	Other	Total
Balances, September 29, 2018	$836	$—	$286	$1,122
Provision	212	76	188	476
Payments and other	(447)	(76)	(244)	(767)
Balances, December 29, 2018	601	—	230	831
Provision	282	247	351	880
Payments and other	(201)	(247)	(516)	(964)
Balances, March 30, 2019	682	—	65	747
Provision	9,338	11,798	137	21,273
Payments and other	19	(11,798)	(34)	(11,813)
Balances, June 29, 2019	$10,039	$—	$168	$10,207

	Severance Related	Asset Write-Offs	Other	Total
Balances, September 30, 2017	$1,301	$—	$—	$1,301
Provision	629	430	105	1,164
Payments and other	(755)	(430)	(105)	(1,290)
Balances, December 30, 2017	1,175	—	—	1,175
Provision	599	9	118	726
Payments and other	(841)	(9)	(118)	(968)
Balances, March 31, 2018	933	—	—	933
Provision	306	1,221	(334)	1,193
Payments and other	(415)	(1,221)	523	(1,113)
Balances, June 30, 2018	$824	$—	$189	$1,013

At June 29, 2019, $10.2 million of accrued severance related and other costs were included in other current liabilities. The severance related, asset write-offs of inventory and other costs in the third quarter of fiscal 2019 primarily related to the exit of a portion of our HPFL business in Hamburg, Germany. The severance related, asset write-offs of inventory and other costs in the first nine months of fiscal 2019 and 2018 other than those related to the exit of a portion of our HPFL business in Hamburg, Germany primarily related to the consolidation of certain manufacturing sites.

In the three and nine months ended June 29, 2019, all of the restructuring costs were incurred in the ILS segment and none were incurred in the OLS segment. By segment, $1.0 million and $2.0 million of restructuring costs were incurred in the ILS segment and $0.2 million and $1.1 million were incurred in the OLS segment in the three and nine months ended June 30, 2018, respectively. Restructuring charges are recorded in cost of sales, research and development and selling, general and administrative expenses in our condensed consolidated statements of operations.

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

We are organized into two reporting segments: OEM Laser Sources ("OLS") and Industrial Lasers & Systems ("ILS"), based on the organizational structure of the company and how the chief operating decision maker ("CODM") receives and utilizes information provided to allocate resources and make decisions. This segmentation reflects the go-to-market strategies and synergies for our broad portfolio of laser technologies and products. While both segments deliver cost-effective, highly reliable photonics solutions, the OLS business segment is focused on high performance laser sources and complex optical sub-systems typically used in microelectronics manufacturing, medical diagnostics and therapeutic applications, as well as in scientific research. Our ILS business segment delivers high performance laser sources, sub-systems and tools primarily used for industrial laser materials processing, serving important end markets like automotive, machine tool, consumer goods and medical device manufacturing.

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

	Three Months Ended
	June 29, 2019	June 30, 2018	Change	% Change
	(Dollars in thousands)
Net sales—OEM Laser Sources	$206,285	$315,538	$(109,253)	(34.6)%
Net sales—Industrial Lasers & Systems	$132,885	$166,804	$(33,919)	(20.3)%
Gross profit as a percentage of net sales—OEM Laser Sources	45.1%	52.3%	(7.2)%
Gross profit as a percentage of net sales—Industrial Lasers & Systems	4.6%	26.6%	(22.0)%
Research and development as a percentage of net sales	9.0%	7.1%	1.9%
Income (loss) from continuing operations before income taxes	$(11,543)	$92,899	$(104,442)	(112.4)%
Net cash provided by operating activities	$9,041	$194	$8,847	4,560.3%
Days sales outstanding in receivables	71	63	8
Annualized third quarter inventory turns	2.1	2.2	(0.1)
Capital spending as a percentage of net sales	5.6%	4.4%	1.2%
Net income (loss) from continuing operations as a percentage of net sales	(0.9)%	13.9%	(14.8)%
Adjusted EBITDA as a percentage of net sales	16.2%	29.1%	(12.9)%

	Nine Months Ended
	June 29, 2019	June 30, 2018	Change	% Change
	(Dollars in thousands)
Net sales—OEM Laser Sources	$680,230	$958,333	$(278,103)	(29.0)%
Net sales—Industrial Lasers & Systems	$414,946	$482,692	$(67,746)	(14.0)%
Gross profit as a percentage of net sales—OEM Laser Sources	47.6%	53.1%	(5.5)%
Gross profit as a percentage of net sales—Industrial Lasers & Systems	13.9%	27.9%	(14.0)%
Research and development as a percentage of net sales	8.2%	7.0%	1.2%
Income from continuing operations before income taxes	$56,732	$284,873	$(228,141)	(80.1)%
Net cash provided by operating activities	$135,364	$132,993	$2,371	1.8%
Capital spending as a percentage of net sales	5.5%	4.6%	0.9%
Net income from continuing operations as a percentage of net sales	4.9%	12.1%	(7.2)%
Adjusted EBITDA as a percentage of net sales	19.3%	29.6%	(10.3)%

Net Sales

Net sales include sales of lasers, laser tools, related accessories and services. Net sales for the third quarter of fiscal 2019 decreased 34.6% in our OLS segment and decreased 20.3% in our ILS segment from the same quarter one year ago. Net sales for the first nine months of fiscal 2019 decreased 29.0% in our OLS segment and decreased 14.0% in our ILS segment from the same period one year ago. For a description of the reasons for changes in net sales refer to the "Results of Operations" section of this quarterly report.

Gross Profit as a Percentage of Net Sales

Gross profit as a percentage of net sales ("gross profit percentage") is calculated as gross profit for the period divided by net sales for the period. Gross profit percentage in the third quarter of fiscal 2019 decreased to 45.1% from 52.3% in our OLS segment and decreased to 4.6% from 26.6% in our ILS segment from the same quarter one year ago. Gross profit percentage in the first nine months of fiscal 2019 decreased to 47.6% from 53.1% in our OLS segment and decreased to 13.9% from 27.9% in our ILS segment from the same period one year ago. For a description of the reasons for changes in gross profit refer to the "Results of Operations" section of this quarterly report.

Research and Development as a Percentage of Net Sales

Research and development as a percentage of net sales ("R&D percentage") is calculated as research and development expense for the period divided by net sales for the period. Management considers R&D percentage to be an important indicator in managing our business as investing in new technologies is a key to future growth. R&D percentage increased to 9.0% for the third quarter of fiscal 2019 from 7.1% for the same quarter one year ago and increased to 8.2% for the first nine months of fiscal 2019 from 7.0% for the same period one year ago. For a description of the reasons for changes in R&D spending refer to the "Results of Operations" section of this quarterly report.

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

Days Sales Outstanding in Receivables

We calculate days sales outstanding ("DSO") in receivables as net receivables at the end of the period divided by net sales during the period and then multiplied by the number of days in the period, using 90 days for quarters. DSO in receivables indicates how well we are managing our collection of receivables, with lower DSO in receivables resulting in higher working capital availability. The more money we have tied up in receivables, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business. Our DSO in receivables for the third quarter of fiscal 2019 increased to 71 days from 63 days compared to the same quarter one year ago. The increase was primarily due to slower collections of receivables for ELA tools used in the Asian flat panel display market and slower collections in Europe and the United States as well as the impact of lower sales volumes. These ELA tools are generally our highest priced products, so any delay in collection timing will have a more significant impact on overall DSO than our other products.

Annualized Third Quarter Inventory Turns

We calculate annualized third quarter inventory turns as the cost of sales during the third quarter annualized and divided by net inventories at the end of the third quarter. This indicates how well we are managing our inventory levels, with higher inventory turns resulting in more working capital availability and a higher return on our investments in inventory. Our annualized inventory turns for the third quarter of fiscal 2019 decreased to 2.1 from 2.2 turns compared to the same quarter a year ago primarily as a result of a decrease in demand for sales of our large ELA tools partially offset by the impact of higher restructuring costs in the third quarter of fiscal 2019 and the favorable impact of foreign exchange rates. See Note 19, "Restructuring Charges" in the Notes to Condensed Consolidated Financial Statements.

Capital Spending as a Percentage of Net Sales

Capital spending as a percentage of net sales ("capital spending percentage") is calculated as capital expenditures for the period divided by net sales for the period. Capital spending percentage indicates the extent to which we are expanding or improving our operations, including investments in technology and equipment. Management monitors capital spending levels as this assists us in measuring our cash flows, net of capital expenditures. Our capital spending percentage increased to 5.6% for the third quarter of fiscal 2019 from 4.4% for the third quarter of fiscal 2018, and increased to 5.5% for the first nine months of fiscal 2019 from 4.6% for the first nine months of fiscal 2018 primarily due to the impact of lower revenues in the first nine months of fiscal 2019 compared to the first nine months of fiscal 2018 partially offset by lower investments to expand our manufacturing capacity in Germany and South Korea.

Adjusted EBITDA as a Percentage of Net Sales

We define adjusted EBITDA as operating income (loss) adjusted for depreciation, amortization, stock compensation expense, major restructuring costs and certain other non-operating income and expense items, such as costs related to our acquisitions. Key initiatives to reach our goals for EBITDA improvements include utilization of our Asian manufacturing locations, optimizing our supply chain and continued leveraging of our infrastructure.

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
Below is the reconciliation of our net income (loss) from continuing operations as a percentage of net sales to our adjusted EBITDA as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net income (loss) from continuing operations as a percentage of net sales	(0.9)%	13.9%	4.9%	12.1%
Income tax expense (benefit)	(2.5)%	5.4%	0.3%	7.7%
Interest and other income (expense), net	1.3%	1.7%	1.6%	2.0%
Depreciation and amortization	9.6%	5.9%	8.1%	5.9%
Restructuring charges	6.3%	0.2%	2.1%	0.2%
Purchase accounting step-up	—%	0.1%	—%	—%
Impairment (asset recoveries) and other charges	(0.4)%	0.1%	(0.1)%	—%
Stock-based compensation	2.8%	1.8%	2.4%	1.7%
Adjusted EBITDA as a percentage of net sales	16.2%	29.1%	19.3%	29.6%

SIGNIFICANT EVENTS

Restructuring

In June 2019, we internally announced our plans to relocate the manufacturing and engineering of our High Power Fiber Lasers ("HPFL") products at our Hamburg, Germany, facility to our Tampere, Finland, location and exit a portion of our HPFL business sometime in fiscal 2020. In conjunction with this announcement, we recorded a restructuring charge in the third quarter of fiscal 2019 of $20.9 million. The charge primarily relates to estimated severance and write-offs of excess inventory. See Note 19, "Restructuring Charges" in the Notes to Condensed Consolidated Financial Statements.

We have also internally announced our intent to vacate our leased facility in Santa Clara at the end of the current lease term in calendar 2020 and combine operations at our Santa Clara headquarters. We did not incur material expenses in the quarter ended June 29, 2019 related to this project.

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

Stock repurchases

On October 28, 2018, our board of directors authorized a stock repurchase program authorizing the Company to repurchase up to $250.0 million of our common stock through December 31, 2019, with a limit of no more than $75.0 million per quarter. During the third quarter of fiscal 2019, we repurchased and retired 209,201 shares of outstanding common stock under this program at an average price of $124.31 per share for a total of $26.0 million. During the first nine months of fiscal 2019, we repurchased and retired 603,828 shares of outstanding common stock under this program at an average price of $128.20 per share for a total of $77.4 million.

RESULTS OF OPERATIONS

CONSOLIDATED SUMMARY

The following table sets forth, for the periods indicated, the percentage of total net sales represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.1%	56.8%	65.5%	55.5%
Gross profit	28.9%	43.2%	34.5%	44.5%
Operating expenses:
Research and development	9.0%	7.1%	8.2%	7.0%
Selling, general and administrative	20.0%	14.6%	18.4%	15.3%
Impairment and other charges	—%	0.1%	—%	—%
Amortization of intangible assets	2.0%	0.5%	1.1%	0.6%
Total operating expenses	31.0%	22.3%	27.7%	22.9%
Income (loss) from operations	(2.1)%	20.9%	6.8%	21.6%
Other income (expense), net	(1.3)%	(1.6)%	(1.6)%	(1.8)%
Income (loss) from continuing operations before income taxes	(3.4)%	19.3%	5.2%	19.8%
Provision for (benefit from) income taxes	(2.5)%	5.4%	0.3%	7.7%
Net income (loss) from continuing operations	(0.9)%	13.9%	4.9%	12.1%

Net loss from continuing operations for the third quarter of fiscal 2019 was $3.1 million (($0.13) per diluted share). This included $14.8 million of after-tax restructuring costs, $13.3 million of after-tax amortization of intangible assets, $8.2 million of after-tax stock-based compensation expense and $1.1 million of benefit from amounts received on a resolved asset recovery matter. Net income from continuing operations for the third quarter of fiscal 2018 was $67.0 million ($2.69 per diluted share). This included $10.9 million of after-tax amortization of intangible assets, $7.5 million of after-tax stock-based compensation expense, $0.9 million of after-tax restructuring costs, $0.6 million of impairment and other charges, $0.3 million of after-tax amortization of purchase accounting inventory and favorable lease step up and $0.1 million of after-tax acquisition costs.

Net income from continuing operations for the first nine months of fiscal 2019 was $53.2 million ($2.19 per diluted share). This included $34.1 million of after-tax amortization of intangible assets, $22.4 million of after-tax stock-based compensation expense, $15.9 million of after-tax restructuring costs, $0.4 million of after-tax amortization of purchase accounting inventory step up, $2.5 million of excess tax benefits for employee stock-based compensation and $1.1 million of benefit from amounts received on a resolved asset recovery matter. Net income from continuing operations for the first nine months of fiscal 2018 was $174.2 million ($6.98 per diluted share). This included $32.6 million of after-tax amortization of intangible assets, $20.3 million of after-tax stock-based compensation expense, $2.3 million of after-tax restructuring costs, $0.8 million of impairment and other charges, $0.6 million of after-tax amortization of purchase accounting inventory and favorable lease step up, $0.5 million of after-tax acquisition costs, $41.7 million of largely one time additional income tax expense due to the provisions under the U.S. Tax Cuts and Jobs Act and $12.8 million of excess tax benefits for employee stock-based compensation.

NET SALES

Market Application

The following tables set forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by market application (dollars in thousands):

	Three Months Ended
	June 29, 2019		June 30, 2018
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Microelectronics	$143,221	42.2%	$262,308	54.4%
Materials processing	101,405	29.9%	132,905	27.6%
OEM components and instrumentation	64,297	19.0%	55,690	11.5%
Scientific and government programs	30,247	8.9%	31,439	6.5%
Total	$339,170	100.0%	$482,342	100.0%

	Nine Months Ended
	June 29, 2019		June 30, 2018
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Microelectronics	$490,895	44.8%	$791,792	54.9%
Materials processing	310,970	28.4%	396,188	27.5%
OEM components and instrumentation	197,852	18.1%	157,869	11.0%
Scientific and government programs	95,459	8.7%	95,176	6.6%
Total	$1,095,176	100.0%	$1,441,025	100.0%

Quarterly

Net sales for the third quarter of fiscal 2019 decreased by $143.2 million, or 30%, compared to the third quarter of fiscal 2018, with significant decreases in the microelectronics and materials processing markets and a smaller decrease in the scientific and government programs market partially offset by an increase in the OEM components and instrumentation market. Net sales of Ondax, which we acquired on October 5, 2018, contributed $1.7 million in incremental net sales to the materials processing market in the ILS segment in the third quarter of fiscal 2019. In the third quarter of fiscal 2019, we continued to experience weaker demand in the materials processing markets, but are starting to see indications which could lead to increased future demand in the microelectronics flat panel display market.

The decrease in the microelectronics market of $119.1 million, or 45%, was primarily due to weaker demand resulting in lower shipments related to ELA tools used in the flat panel display market. In microelectronics, we expect increased ELA tools shipments in the fourth quarter of fiscal 2019 compared to the third quarter of fiscal 2019, but we expect shipments will be lower than the fourth quarter of fiscal 2018. We received a new system order in the third quarter of fiscal 2019 and, coupled with public reports of new fab construction planned between now and 2023, we believe this marks the beginning of "phase 2" in the next buildout of OLED manufacturing capacity. Public reports have indicated that these new fabs will have an emphasis on flexible OLED, which also drives incremental investment in laser lift-off systems. In semiconductor applications within the microelectronics market, we expect semiconductor capital equipment spending to improve in the fourth quarter of fiscal 2019 as compared to the fourth quarter of fiscal 2018 as a result of stronger service revenues and increasing demand from internet connectivity (IoT) and automotive applications. In advanced packaging applications, we expect PCB manufacturers to continue to defer new equipment orders.

Sales in the materials processing market decreased $31.5 million, or 24%, primarily due to decreased sales in marking, cutting and welding applications, primarily in China, other Asia-Pacific countries and Europe, and to a lesser extent in the United States. Chinese market conditions began to noticeably erode in the fourth quarter of fiscal 2018. Sales into the Chinese market were negatively impacted by tariffs on U.S. goods, macro trade discussions, increasing participation of Chinese manufacturers, and stronger price competition for fiber laser products in certain end markets. As a result of the fiber laser pricing pressures in China, we are now focusing our production and selling efforts on markets and applications for our adjustable radial mode ("ARM") based fiber laser products. Materials processing orders in the third quarter of fiscal 2019 decreased from the previous quarter, particularly in China where trade issues with the United States, including the desire to avoid tariff-inflated inventory, and weak domestic demand persist. In Europe, its largest economy, Germany, recently published their PMI (Purchasing

Managers Index) number at its lowest level since July of 2012. The global machine tool business has been particularly impacted due to lower spending in the automotive and construction sectors. We expect these issues to continue to negatively impact sales into the materials processing end market.

The increase in the OEM components and instrumentation market of $8.6 million, or 15%, was due primarily to higher shipments for military, medical and bio-instrumentation applications. Within OEM components and instrumentation applications, we are seeing strong growth in directed-energy programs, with additional opportunities in target designation and countermeasures. We believe demand in the bio-instrumentation and medical markets remains strong and we are working on plug-and-play subsystems for cytometry, imaging and sequencing that provide greater capability and we expect to drive higher average selling prices.

Sales in the scientific and government programs market decreased $1.2 million, or 4%, due to lower demand for advanced research applications used by university and government research groups in the United States and Europe partially offset by higher demand in Asia. We expect demand in the scientific and government programs market to continue to fluctuate from quarter to quarter.

Year-to-date

Net sales for the first nine months of fiscal 2019 decreased by $345.8 million, or 24%, compared to the first nine months of fiscal 2018, with decreases in the microelectronics and materials processing markets partially offset by increases in the OEM components and instrumentation market. Ondax, which we acquired on October 5, 2018, contributed $4.6 million in incremental net sales to the materials processing market in the ILS segment in the first nine months of fiscal 2019.

The decrease in sales in the microelectronics market of $300.9 million, or 38%, was primarily due to weaker demand resulting in lower shipments related to ELA tools used in the flat panel display market including lower revenues from consumable service parts and was partially offset by a fee of $7.0 million related to the cancellation of orders from one customer for our ELA tools. Sales in the materials processing market decreased $85.2 million, or 22%, primarily due to decreased sales in marking, cutting and welding applications, primarily in China and Europe, and to a lesser extent in the United States. The increase in the OEM components and instrumentation market of $40.0 million, or 25%, was due primarily to higher sales for military, medical and bio-instrumentation applications. Sales in the scientific and government programs market were flat.

Segments

We are organized into two reportable operating segments: OLS and ILS. While both segments deliver cost-effective, highly reliable photonics solutions, OLS is focused on high performance laser sources and complex optical sub-systems, typically used in microelectronics manufacturing, medical diagnostics and therapeutic applications, as well as in scientific research. ILS delivers high performance laser sources, sub-systems and tools primarily used for industrial laser materials processing, serving important end markets like automotive, machine tool, consumer goods and medical device manufacturing.

The following tables set forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by segment (dollars in thousands):

	Three Months Ended
	June 29, 2019		June 30, 2018
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
OEM Laser Sources (OLS)	$206,285	60.8%	$315,538	65.4%
Industrial Lasers & Systems (ILS)	132,885	39.2%	166,804	34.6%
Total	$339,170	100.0%	$482,342	100.0%

	Nine Months Ended
	June 29, 2019		June 30, 2018
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
OEM Laser Sources (OLS)	$680,230	62.1%	$958,333	66.5%
Industrial Lasers & Systems (ILS)	414,946	37.9%	482,692	33.5%
Total	$1,095,176	100.0%	$1,441,025	100.0%

Quarterly

Net sales for the third quarter of fiscal 2019 decreased by $143.2 million, or 30%, compared to the third quarter of fiscal 2018, with decreases of $109.3 million, or 35%, in our OLS segment and $33.9 million, or 20%, in our ILS segment.

The decrease in our OLS segment sales was primarily due to weaker demand resulting in lower shipments of ELA tools used in the flat panel display market. The decrease in our ILS segment sales was primarily due to lower sales for materials processing and microelectronics applications partially offset by higher sales for medical applications within the OEM components and instrumentation market.

Year-to-date

Net sales for the first nine months of fiscal 2019 decreased by $345.8 million, or 24%, compared to the first nine months of fiscal 2018, with decreases of $278.1 million, or 29%, in our OLS segment and $67.7 million, or 14%, in our ILS segment.

The decrease in our OLS segment sales was primarily due to weaker demand resulting in lower shipments of ELA tools used in the flat panel display market and lower revenues from consumable service parts. The decrease in our ILS segment sales was primarily due to lower sales for materials processing and microelectronics applications partially offset by higher sales for medical and military applications within the OEM components and instrumentation market.

GROSS PROFIT

Consolidated

Our gross profit percentage decreased by 14.3% to 28.9% in the third quarter of fiscal 2019 from 43.2% in the third quarter of fiscal 2018 and decreased by 10.0% to 34.5% in the first nine months of fiscal 2019 from 44.5% in the first nine months of fiscal 2018.

The 14.3% decrease in gross profit percentage during the third quarter of fiscal 2019 included a 4.8% unfavorable impact due to restructuring charges, primarily related to the write-off of inventories and severance costs due to our exit from a portion of our HPFL business in Hamburg, Germany. The decrease also included an unfavorable impact of higher amortization of intangibles (0.9%) as a percentage of sales due to our acquisition of OR Laser in the second quarter of fiscal 2018 and Ondax in the first quarter of fiscal 2019 as well as the impact of lower sales, partially offset by the favorable impact of foreign exchange rates. Excluding the 5.7% unfavorable impact of the restructuring charges and higher amortization of intangibles, gross profit percentage decreased 8.6% compared to the third quarter of fiscal 2018 primarily due to unfavorable product margins (6.5%), higher other costs (2.0%) and higher warranty costs (0.1%). The unfavorable product margins were in both segments and were due to the impact from the unfavorable absorption of manufacturing costs on lower volumes and unfavorable mix from lower shipments of higher margin ELA tools and consumable parts used in the flat panel display market, partially offset by the favorable impact on costs due to the weaker Euro. Other costs were higher primarily due to higher inventory provisions for excess and obsolete inventory and higher duty expenses in certain business units as a percentage of sales including the impact of lower sales volumes.

The 10.0% decrease in gross profit percentage during the first nine months of fiscal 2019 included a 1.4% unfavorable impact due to higher restructuring charges, primarily related to the write-off of inventories and severance costs due to our exit from a portion of our HPFL business in Hamburg, Germany. The decrease also included an unfavorable impact of higher amortization of intangibles (0.7%) as a percentage of sales due to our acquisition of OR Laser in the second quarter of fiscal 2018 and Ondax in the first quarter of fiscal 2019 as well as the impact of lower sales partially offset by the favorable impact of foreign exchange rates. Excluding the 2.1% unfavorable impact of the restructuring charges and higher amortization of intangibles, gross profit percentage decreased 7.9% compared to the first nine months of fiscal 2018 primarily due to unfavorable product margins (4.7%), higher other costs (2.1%) and higher warranty costs (1.1%) as a percentage of sales. The unfavorable product margins were in both segments and were primarily due to the impact from the unfavorable absorption of manufacturing costs on lower volumes and unfavorable mix from lower shipments of higher margin ELA tools and consumable parts used in the flat panel display market, partially offset by the favorable impact (0.4%) of a fee of $7.0 million related to the cancellation of orders from one customer for our ELA tools. Product costs were also impacted by the unfavorable mix in shipments for several applications in our ILS segment, partially offset by the favorable impact on costs due to the weaker Euro. Other costs were higher primarily due to higher inventory provisions for excess and obsolete inventory and higher duty expenses in certain business units as a percentage of sales including the impact of lower sales volumes. The higher warranty costs were in our ILS segment and included higher warranty events with the largest impact for fiber lasers, primarily sold into China.

Our gross profit percentage has been and will continue to be affected by a variety of factors including shipment volumes, product mix, pricing on volume orders, our ability to manufacture advanced and more complex products, manufacturing efficiencies, excess and obsolete inventory write-downs, warranty costs, amortization of intangibles, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems, commodity prices and foreign currency fluctuations, particularly the recent volatility of the Euro and to a lesser extent, the Japanese Yen and South Korean Won.

OEM Laser Sources

The gross profit percentage in our OLS segment decreased by 7.2% to 45.1% in the third quarter of fiscal 2019 from 52.3% in the third quarter of fiscal 2018. The gross profit percentage in our OLS segment decreased by 5.5% to 47.6% in the first nine months of fiscal 2019 from 53.1% in the same period one year ago.

The 7.2% decrease in gross profit percentage during the third quarter of fiscal 2019 was primarily due to unfavorable product margins (6.2%) as a result of unfavorable absorption of manufacturing costs on lower volumes and the unfavorable impact of lower shipments of ELA tools and consumable parts used in the flat panel display market partially offset by the favorable impact of the weaker Euro. In addition, higher other costs (1.2%) due to higher inventory provisions for excess and obsolete inventory in certain business units and higher freight and duty costs as a percentage of sales contributed to the decline. The gross profit percentage was further unfavorably impacted by higher intangibles amortization (0.1%) due to the impact of lower sales, partially offset by the favorable impact of foreign exchange rates. Partially offsetting the decrease in gross profit percentage was the favorable impact of lower warranty costs (0.3%) as a percentage of sales due to fewer warranty events in the microelectronics market net of the unfavorable impact of lower sales.

The 5.5% decrease in gross profit percentage during the first nine months of fiscal 2019 was primarily due to unfavorable product margins (3.9%) as a result of unfavorable absorption of manufacturing costs on lower volumes and lower margins within flat panel display systems as well as higher other costs (1.8%) due to higher inventory provisions for excess and obsolete inventory in certain business units and higher freight and duty costs as a percentage of sales. The lower margins within the flat panel display systems market included the unfavorable impact of lower shipments of ELA tools and consumable parts partially offset by the favorable impact of a fee of $7.0 million related to the cancellation of orders from one customer for our ELA tools (0.5%) and the favorable impact of the weaker Euro. Partially offsetting the decrease in gross profit percentage was the favorable impact of lower warranty costs (0.1%) due to fewer warranty events in the microelectronics market net of the unfavorable impact of lower sales.

Industrial Lasers & Systems

The gross profit percentage in our ILS segment decreased by 22.0% to 4.6% in the third quarter of fiscal 2019 from 26.6% in the third quarter of fiscal 2018. The gross profit percentage in our ILS segment decreased by 14.0% to 13.9% in the first nine months of fiscal 2019 from 27.9% in the same period one year ago.

The 22.0% decrease in gross profit percentage during the third quarter of fiscal 2019 included a 12.0% unfavorable impact due to higher restructuring charges, primarily related to the write-off of inventories and severance costs due to our exit from a portion of our HPFL business in Hamburg, Germany, net of lower amortization of inventory step-up related to our acquisition of OR Laser. The decrease also includes an unfavorable impact of higher amortization of intangibles (1.3%) as a percentage of sales due to our acquisition of OR Laser in the second quarter of fiscal 2018 and Ondax in the first quarter of fiscal 2019 as well as the impact of lower sales partially offset by the favorable impact of foreign exchange rates. Excluding the 13.3% unfavorable impact of the restructuring charges and purchase accounting adjustments, gross profit percentage decreased 8.7% compared to the third quarter of fiscal 2018 primarily due to unfavorable product costs including unfavorable absorption of manufacturing costs on lower volumes over multiple products and higher shipping and duty charges as a percentage of sales.

The 14.0% decrease in gross profit percentage during the first nine months of fiscal 2019 included a 3.9% unfavorable impact due to higher restructuring charges primarily related to the write-off of inventories and severance costs due to our exit from a portion of our HPFL business in Hamburg, Germany. The decrease also included an unfavorable impact of higher amortization of intangibles (1.1%) as a percentage of sales due to our acquisition of OR Laser in the second quarter of fiscal 2018 and Ondax in the first quarter of fiscal 2019 as well as the impact of lower sales partially offset by the favorable impact of foreign exchange rates. Excluding the 5.0% unfavorable impact of the restructuring charges and purchase accounting adjustments, gross profit percentage decreased 9.1% compared to the first nine months of fiscal 2018 primarily due to unfavorable product costs including unfavorable absorption of manufacturing costs on lower volumes over multiple products as well as higher warranty events particularly for our HPFL and global tools products sold in China. In addition, gross profit percentage was unfavorably impacted by higher shipping and duty charges and higher inventory provisions for excess and obsolete inventory as a percentage of sales.

OPERATING EXPENSES:

	Three Months Ended
	June 29, 2019		June 30, 2018
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$30,692	9.0%	$34,303	7.1%
Selling, general and administrative	67,686	20.0%	70,291	14.6%
Impairment and other charges (recoveries)	—	—%	611	0.1%
Amortization of intangible assets	6,782	2.0%	2,607	0.5%
Total operating expenses	$105,160	31.0%	$107,812	22.3%

	Nine Months Ended
	June 29, 2019		June 30, 2018
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$90,095	8.2%	$100,478	7.0%
Selling, general and administrative	201,706	18.4%	220,874	15.3%
Impairment and other charges (recoveries)	—	—%	766	—%
Amortization of intangible assets	11,748	1.1%	8,163	0.6%
Total operating expenses	$303,549	27.7%	$330,281	22.9%

Research and development

Quarterly

Research and development ("R&D") expenses decreased $3.6 million, or 11%, during the third quarter of fiscal 2019 compared to the same quarter one year ago. The decrease was primarily due to lower spending on R&D activities, with lower spending on materials, higher customer reimbursements and the favorable impact of foreign exchange rates (primarily the weaker Euro). Overall headcount spending was flat with $2.4 million lower recurring spending on headcount including lower variable compensation offset by higher restructuring costs for severance ($2.4 million) due to our exit from a portion of our HPFL business in Hamburg, Germany.

On a segment basis as compared to the prior year period, OLS spending decreased $1.5 million primarily due to lower net spending on R&D activities including the favorable impact of foreign exchange rates. ILS spending decreased $0.3 million primarily due to lower net spending on R&D activities and the favorable impact of foreign exchange rates partially offset by higher restructuring costs for severance. Corporate and other spending decreased $1.8 million primarily due to lower headcount spending in our Advanced Research Business unit.

Year-to-date

R&D expenses decreased $10.4 million, or 10%, during the first nine months of fiscal 2019 compared to the same period one year ago. The decrease was primarily due to $10.7 million lower spending on R&D activities, with lower spending on headcount and lower spending on materials, higher customer reimbursements and the favorable impact of foreign exchange rates (primarily the weaker Euro). The lower headcount spending included lower variable compensation and higher savings from company holiday shutdowns (two holiday shutdown periods in fiscal 2019 versus one in fiscal 2018) partially offset by restructuring costs for severance due to our exit from a portion of our HPFL business in Hamburg, Germany. R&D expenses also decreased $0.7 million as a result of lower charges for increases in deferred compensation plan liabilities and by $0.2 million as a result of lower stock-based compensation. Partially offsetting the decreases, R&D expenses increased $1.2 million in incremental spending due expenses incurred by OR Laser, which we acquired in the second quarter of fiscal 2018, and Ondax, which we acquired in the first quarter of fiscal 2019.

On a segment basis as compared to the prior year period, OLS spending decreased $3.4 million primarily due to lower net spending on R&D activities including the favorable impact of foreign exchange rates. ILS spending decreased $2.5 million primarily due to lower net spending on R&D activities and the favorable impact of foreign exchange rates partially offset by higher restructuring costs for severance and the acquisitions of OR Laser and Ondax. Corporate and other spending decreased $4.5 million primarily due to lower headcount spending in our Advanced Research Business unit, lower charges for increases in deferred compensation plan liabilities and lower stock-based compensation.

Selling, general and administrative

Quarterly

Selling, general and administrative ("SG&A") expenses decreased $2.6 million, or 4%, during the third quarter of fiscal 2019 compared to the same quarter one year ago. The decrease was primarily due to $2.4 million lower variable spending, a $1.3 million benefit from amounts received on a resolved asset recovery matter and $0.3 million lower charges for increases in deferred compensation plan liabilities. The lower variable spending includes the favorable impact of foreign exchange rates as well as lower spending on legal, consulting and infrastructure related to integration activities and was partially offset by higher bad debt expense for specific customers in Asia and higher restructuring costs for severance due to our exit from a portion of our HPFL business in Hamburg, Germany. Overall headcount spending was flat with increases for restructuring and other severance costs offset by lower recurring spending on benefits, salaries and variable compensation. The decreases were offset by $1.0 million higher stock-based compensation expense and $0.4 million higher incremental spending due incurred by Ondax, which we acquired in the first quarter of fiscal 2019.

On a segment basis as compared to the prior year period, OLS expenses decreased $0.5 million primarily due to lower variable spending including the favorable impact of foreign exchange rates. ILS spending decreased $2.4 million primarily due to the resolved asset recovery matter, lower variable spending (including the favorable impact of foreign exchange rates and lower headcount spending net of higher restructuring severance costs and higher bad debts expense) partially offset by the acquisition of Ondax. Corporate and other spending increased $0.3 million primarily due to higher stock-based compensation expense partially offset by lower spending on legal, consulting and infrastructure related to integration activities and lower charges for the deferred compensation plan.

Year-to-date

SG&A expenses decreased $19.2 million, or 9%, during the first nine months of fiscal 2019 compared to the same period one year ago. The decrease was primarily due to $12.0 million lower spending on headcount due to lower variable compensation, the favorable impact of foreign exchange rates and higher savings from company holiday shutdowns partially offset by higher restructuring and other severance costs. SG&A expenses also decreased due to $8.5 million lower variable spending and $3.1 million lower charges for increases in deferred compensation plan liabilities. The lower variable spending includes the favorable impact of foreign exchange rates and lower spending on legal, consulting and infrastructure related to integration activities, acquisitions and compliance with the terms of the Credit Agreement as well as a $1.3 million benefit from amounts received on a resolved asset recovery matter partially offset by higher bad debt expense for specific customers, primarily in Asia and Europe. The decreases were offset by $2.2 million higher incremental spending due to expenses incurred by OR Laser, which we acquired in the second quarter of fiscal 2018, and Ondax, which we acquired in the first quarter of fiscal 2019, as well as $2.2 million higher stock-based compensation expense.

On a segment basis as compared to the prior year period, OLS expenses decreased $9.4 million primarily due to lower spending on variable compensation, lower other variable spending and the favorable impact of foreign exchange rates. ILS spending decreased $4.2 million primarily due to lower variable compensation, lower spending on benefits and salaries, the favorable impact of foreign exchange rates and lower other variable spending partially offset by the acquisitions of OR Laser and Ondax. Corporate and other spending decreased $5.6 million primarily due to lower charges for the deferred compensation plan, lower variable compensation, and lower spending on legal, consulting and infrastructure related to integration activities, acquisitions and compliance with the terms of the Credit Agreement, all of which was partially offset by higher stock-based compensation expense.

Impairment and other charges

In the fourth quarter of fiscal 2017, management decided to sell several entities that we acquired in the Rofin acquisition. Although the sale of the entities was not completed until the third quarter of fiscal 2018, we recorded non-cash impairment charges (recoveries) of $0.3 million and ($0.5 million) to operating expense in our results of operations in the first and second quarters of fiscal 2018. Upon the sale of these entities on April 27, 2018, we recognized an additional loss on the sale of $0.5 million in the third quarter of fiscal 2018, for a net loss of $0.3 million in the first nine months of fiscal 2018 related to the sale and impairment of these entities. See Note 20, "Discontinued Operations and Sale of Assets Held for Sale" in the Notes to Condensed Consolidated Financial Statements. In the second and third quarters of fiscal 2018, we also recorded impairment charges of $0.4 million and $0.1 million, respectively, to reduce the carrying value of a building to its fair value.

Amortization of intangible assets

Amortization of intangible assets increased $4.2 million and $3.6 million, respectively, in the three and nine months ended June 29, 2019 compared to the same periods last year. The increases were primarily due to the acceleration of amortization for an abandoned in-process research and development project ($4.7 million) due to our decision in the third quarter of fiscal 2019 to exit from a portion of our HPFL business in Hamburg, Germany, and amortization of intangibles related to our acquisitions of Ondax and Quantum assets in the first quarter of fiscal 2019. The increases were partially offset by the favorable impact of foreign exchange rates and the completion of the amortization of certain intangibles from acquisitions.

OTHER INCOME (EXPENSE) — NET

Other income (expense), net, changed by $3.2 million to an expense of $4.4 million in the third quarter of fiscal 2019 from an expense of $7.6 million in the third quarter of fiscal 2018. Other income (expense), net, changed by $7.8 million to an expense of $17.8 million in the first nine months of fiscal 2019 from an expense of $25.6 million in the first nine months of fiscal 2018.

The decrease for the third quarter of fiscal 2019 in net other expense was primarily due to $2.1 million lower foreign exchange losses and $1.0 million higher benefit from the non-service portion of periodic pension costs.

The decrease for the first nine months of fiscal 2019 in net other expense was primarily due to $6.4 million lower interest expense, $2.9 million lower foreign exchange losses and $1.8 million higher benefit from the non-service portion of periodic pension costs partially offset by $3.9 million lower gains/higher losses, net of expenses, on our deferred compensation plan assets. Interest expense decreased primarily due to lower amortization of bond issue costs related to the Euro Term Loan and lower interest on the Euro Term Loan due to fiscal 2018 payments of principal and an interest rate reduction partially offset by higher interest expense on line of credit borrowings made in the first quarter of fiscal 2019.

INCOME TAXES

Our effective tax rates on income (loss) from continuing operations before income taxes for the three and nine months ended June 29, 2019 were a benefit of 73.2% and a provision of 6.2%, respectively. Our effective tax rate for the three months ended June 29, 2019 reflected the recognition of a tax benefit on a pre-tax loss. This loss was in part a result of the restructuring costs in the third quarter of fiscal 2019 in our German operations resulting from our decision to relocate the manufacturing and engineering of our HPFL products at our Hamburg, Germany facility to our Tampere, Finland location and exit a portion of our HPFL business. A benefit in a high tax jurisdiction increases the effective tax rate on a loss. Furthermore, revision of the estimated annual effective tax rate in the current quarter results in additional benefit to the period and cumulatively offsets tax expenses recorded in the previous quarters. Our effective tax rate for the nine months ended June 29, 2019 was lower than the U.S. federal tax rate of 21.0% primarily due to the tax benefit from German losses subject to higher tax rates than U.S. tax rates, the excess tax benefits from restricted stock unit vesting, the benefit of federal research and development tax credits and our Singapore and South Korea tax exemptions. These amounts are partially offset by an accrual for foreign withholding taxes on certain current year foreign earnings not considered permanently reinvested, stock-based compensation not deductible for tax purposes and limitations on the deductibility of compensation under IRC Section 162(m).

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

LIQUIDITY AND CAPITAL RESOURCES

At June 29, 2019, we had assets classified as cash and cash equivalents and short-term investments, in an aggregate amount of $318.6 million, compared to $310.6 million at September 29, 2018. In addition, at June 29, 2019, we had $13.3 million of restricted cash. At June 29, 2019, approximately $259.5 million of our cash and securities was held in certain of our foreign subsidiaries and branches, $243.8 million of which was denominated in currencies other than the U.S. dollar. At June 29, 2019, we had approximately $258.7 million of cash held by foreign subsidiaries including certain entities where we intend to permanently reinvest our accumulated earnings and our current plans do not demonstrate a need for these funds to support our domestic operations. If, however, a portion of these funds are needed for and distributed to our operations in the United States, we may be subject to additional foreign withholding taxes and certain state taxes. The amount of the U.S. and foreign taxes due would depend on the amount and manner of repatriation, as well as the location from where the funds are repatriated. We historically asserted our intention to indefinitely reinvest foreign earnings. However, we have reevaluated our historic assertion as a result of the enactment of the Tax Act and no longer consider certain historic and current foreign earnings to be indefinitely reinvested in our foreign subsidiaries. We actively monitor the third-party depository institutions that hold these assets, primarily focusing on the safety of principal and secondarily maximizing yield on these assets. We diversify our cash and cash equivalents and investments among various financial institutions, money market funds, sovereign debt and other securities in order to reduce our exposure should any one of these financial institutions or financial instruments fail or encounter difficulties. To date, we have not experienced any material loss or lack of access to our invested cash, cash equivalents or short-term investments. However, we can provide no assurances that access to our invested cash, cash equivalents or short-term investments will not be impacted by adverse conditions in the financial markets.

See "Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk" below for more information about risks and trends related to foreign currencies.

Sources and Uses of Cash

Historically, our primary source of cash has been provided by operations. Other sources of cash in the past three fiscal years include proceeds from our Euro Term Loan used to finance our acquisition of Rofin, proceeds received from the sale of our stock through our employee stock purchase plan as well as borrowings under our Revolving Credit Facility. Our historical uses of cash have primarily been for acquisitions of businesses and technologies, the repurchase of our common stock, capital expenditures and debt issuance costs. Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our condensed consolidated statements of cash flows and the notes to condensed consolidated financial statements:

	Nine Months Ended
	June 29, 2019	June 30, 2018
	(in thousands)
Net cash provided by operating activities	$135,364	$132,993
Acquisition of businesses, net of cash acquired	(18,881)	(45,448)
Investment in 3D-Micromac AG	(3,423)	—
Issuance of shares under employee stock plans	11,811	10,574
Net settlement of restricted common stock	(15,167)	(36,292)
Repurchase of common stock	(77,410)	(100,000)
Net borrowings (repayments)	32,648	(170,189)
Purchases of property and equipment	(60,511)	(65,990)
Proceeds from sale of discontinued operation (the Hull Business)	—	25,000
Proceeds from sales of other entities	—	6,250

Net cash provided by operating activities increased by $2.4 million for the first nine months of fiscal 2019 compared to the same period one year ago. The increase in cash provided by operating activities was primarily due to higher cash flows from accounts receivable, inventories, deferred revenue and accrued payroll and was partially offset by lower net income and lower cash flows from income taxes payable and deferred taxes. We believe that our existing cash, cash equivalents and short term investments combined with cash to be provided by operating activities and amounts available under our revolving credit facility will be adequate to cover our working capital needs and planned capital expenditures for at least the next 12 months to the extent such items are known or are reasonably determinable based on current business and market conditions. However, we may elect to finance certain of our capital expenditure requirements through other sources of capital. We continue to follow our strategy to further strengthen our financial position by using available cash flow to fund operations.

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

In the first nine months of fiscal 2019, we made debt principal payments of $5.0 million, recorded interest expense on the Euro Term Loan of $8.7 million and recorded $3.8 million amortization of debt issuance costs. On November 20, 2018, we borrowed an additional $40.0 million under the Revolving Credit Facility and recorded interest expense of $1.6 million in the first nine months of fiscal 2019.

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

On October 28, 2018, our board of directors authorized a stock repurchase program authorizing the Company to repurchase up to $250.0 million of our common stock through December 31, 2019, with a limit of no more than $75.0 million per quarter. During the first nine months of fiscal 2019, we repurchased and retired 603,828 shares of outstanding common stock under this program at an average price of $128.20 per share for a total of $77.4 million. See Note 13, "Stock Repurchases" in the Notes to Condensed Consolidated Financial Statements.

Additional sources of cash available to us, in addition to the amounts available under the Revolving Credit Facility, were international currency lines of credit and bank credit facilities totaling $27.6 million as of June 29, 2019, of which $19.9 million was unused and available. These unsecured international credit facilities were used in Europe and Japan during the first nine months of fiscal 2019. As of June 29, 2019, we had utilized $7.7 million of the international credit facilities as guarantees in Europe.

Our ratio of current assets to current liabilities increased to 4.0:1 at June 29, 2019 compared to 3.3:1 September 29, 2018. The increase in our ratio was due to lower income taxes payable and lower other current liabilities partially offset by decreases in our ratio due to short-term borrowings against our line of credit and lower accounts receivable and inventories. Our cash and cash equivalents, short-term investments and working capital are as follows:

	June 29, 2019	September 29, 2018
	(in thousands)
Cash and cash equivalents	$316,458	$310,495
Short-term investments	2,115	120
Working capital	856,799	865,664

Contractual Obligations and Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Regulation S-K of the Securities Act of 1933. Information regarding our operating lease payments, asset retirement obligations, long-term debt payments, pension obligations, purchase commitments with suppliers and purchase obligations is provided in Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended September 29, 2018. There have been no material changes in contractual obligations outside of the ordinary course of business since September 29, 2018. Information regarding our other financial commitments at June 29, 2019 is provided in the Notes to Condensed Consolidated Financial Statements in this report.

Changes in Financial Condition

Cash provided by operating activities during the first nine months of fiscal 2019 was $135.4 million, which included depreciation and amortization of $93.0 million, net income of $53.2 million, stock-based compensation expense of $26.5 million and non-cash restructuring charges of $12.1 million partially offset by cash used by operating assets and liabilities of $38.8 million (primarily lower income taxes payable, accrued payroll, customer deposits and customer deposits and deferred income, net of lower accounts receivable) and net increases in deferred tax assets of $8.2 million. Cash provided by operating activities during the first nine months of fiscal 2018 was $133.0 million, which included net income of $174.2 million, depreciation and amortization of $92.6 million, stock-based compensation expense of $24.1 million and net decreases in deferred tax assets of $18.4 million partially offset by cash used by operating assets and liabilities of $177.4 million (primarily increases in inventories, decreases in deferred income and increases in accounts receivable net of higher income taxes payable and higher accounts payable).

Cash used in investing activities during the first nine months of fiscal 2019 was $79.6 million, which included $55.3 million, net of proceeds from dispositions, used to acquire property and equipment and purchase and upgrade buildings, $18.9 million, net of cash acquired, to purchase Ondax and Quantum, $3.4 million invested in 3D-Micromac AG and $2.0 million net purchases of available-for-sale securities. Cash used in investing activities during the first nine months of fiscal 2018 was $44.5 million, which included $63.3 million, net of proceeds from dispositions, used to acquire property and equipment and purchase and upgrade buildings and $45.4 million net of cash acquired to purchase OR Laser partially offset by $32.5 million net sales of available-for-sale securities, $25.0 million proceeds from the sale of discontinued operations and $6.3 million proceeds from the sale of other entities.

Cash used in financing activities during the first nine months of fiscal 2019 was $48.1 million, which included $77.4 million used to repurchase shares of our common stock and $15.2 million in outflows due to net settlement of restricted stock units partially offset by $32.6 million net debt borrowings and $11.8 million generated from our employee stock option and purchase plans. Cash used in financing activities during the first nine months of fiscal 2018 was $295.9 million, which included $170.2 million net debt payments, $100.0 million used to repurchase shares of our common stock and $36.3 million outflows due to net settlement of restricted stock units partially offset by $10.6 million generated from our employee stock option and purchase plans.

Changes in exchange rates during the first nine months of fiscal 2019 resulted in a decrease in cash balances of $1.9 million. Changes in exchange rates during the first nine months of fiscal 2018 resulted in a decrease in cash balances of $3.4 million.

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

Interest rate sensitivity

A portion of our investment portfolio is composed of fixed income securities. These securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately (whether due to changes in overall market rates or credit worthiness of the issuers of our individual securities) and uniformly by 10% from levels at June 29, 2019, the fair value of the portfolio, based on quoted market prices in active markets involving similar assets, would decline by an immaterial amount due to their short-term maturities. We have the ability to generally hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. If necessary, we may sell short-term investments prior to maturity to meet our liquidity needs.

At June 29, 2019, the fair value of our available-for-sale debt securities was $2.1 million, all of which was classified as short-term investments.

We are exposed to market risks related to fluctuations in interest rates related to our Euro Term Loan. As of June 29, 2019, we owed $417.2 million on this loan with an interest rate of 2.75%. We performed a sensitivity analysis on the outstanding portion of our debt obligation as of June 29, 2019. Should the current average interest rate increase or decrease by 10%, the resulting annual increase or decrease to interest expense would be approximately $1.1 million as of June 29, 2019.

Foreign currency exchange risk

We maintain operations in various countries outside of the United States and have foreign subsidiaries that manufacture and sell our products in various global markets. The majority of our sales are transacted in U.S. dollars. However, we do generate revenues in other currencies, primarily the Euro, the Japanese Yen, the South Korean Won and the Chinese Renminbi. Additionally we have operations in different countries around the world with costs incurred in the foregoing currencies and other local currencies, such as British Pound Sterling, Singapore Dollar, Malaysian Ringgit, Swiss Franc, Taiwan Dollar, Swedish Krona, Canadian Dollar and Vietnamese Dong. As a result, our earnings, cash flows and cash balances are exposed to fluctuations in foreign currency exchange rates. For example, because of our significant manufacturing operations in Europe, a weakening Euro is advantageous and a strengthening Euro is disadvantageous to our financial results. We attempt to limit these exposures through financial market instruments. We utilize derivative instruments, primarily forward contracts with maturities of two months or less, to manage our exposure associated with anticipated cash flows and net asset and liability positions denominated in foreign currencies. Gains and losses on the forward contracts are mitigated by gains and losses on the underlying instruments. We do not use derivative financial instruments for trading purposes.

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

At June 29, 2019, approximately $259.5 million of our cash, cash equivalents and short-term investments were held outside the U.S. in certain of our foreign operations, $243.8 million of which was denominated in currencies other than the U.S. dollar.

A hypothetical 10% change in foreign currency rates on our forward contracts would not have a material impact on our results of operations, cash flows or financial position.

The following table provides information about our foreign exchange forward contracts at June 29, 2019. The table presents the weighted average contractual foreign currency exchange rates, the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date and fair value. The U.S. fair value represents the fair value of the contracts valued at June 29, 2019 rates.

Forward contracts to sell (buy) foreign currencies for U.S. dollars (in thousands, except contract rates):

	Average Contract Rate	U.S. Notional Contract Value	U.S. Fair Value
Non-Designated - For U.S. Dollars
Euro	1.1179	$(46,982)	$(885)
Japanese Yen	109.0133	$39,824	$492
British Pound	1.2667	$8,516	$32
South Korean Won	1,188.4000	$17,421	$513
Chinese Renminbi	6.9153	$29,217	$194
Singapore Dollar	1.3806	$(32,818)	$(667)
Malaysian Ringgit	4.2029	$1,754	$30
Canadian Dollar	1.3482	$(616)	$(18)
Swiss Franc	1.0032	$(2,795)	$(79)
Swedish Krona	9.5639	$(1,512)	$(47)
Vietnamese Dong	23,530.0000	$633	$6

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of June 29, 2019 ("Evaluation Date"). The controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended June 29, 2019.

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

•
impact of government economic policies on macroeconomic conditions, such as recently instituted, proposed or threatened changes in trade policies by the U.S. and any corresponding retaliatory actions by affected countries, in particular with respect to China, and trade restrictions the Japanese government has recently instituted affecting the export to South Korea of certain products and materials used in the manufacture of flat panel displays and in the semiconductor industry;

•
fluctuations in demand for our products or downturns in the industries that we serve, particularly the continued build-out of “phase 2” of the capacity for the manufacture of OLED and the increased use of the installed base of our products in such manufacturing;

•
the ability of our suppliers, both internal and external, to produce and deliver components and parts, including sole or limited source components, in a timely manner, in the quantity, quality and prices desired;

•	the timing of receipt of bookings and the timing of and our ability to ultimately convert bookings to net sales;

•	the concentration of a significant amount of our backlog, and resultant net sales, with a few customers in the Microelectronics market;

•	rescheduling of shipments or cancellation of orders by our customers;

•	fluctuations in our product mix;

•	the ability of our customers' other suppliers to provide sufficient material to support our customers' products;

•	currency fluctuations and stability, in particular the Euro, the Japanese Yen, the South Korean Won, the Chinese RMB and the U.S. Dollar as compared to other currencies;

•	commodity pricing;

•	interpretation and impact of the U.S. Tax Cuts and Jobs Act;

•	introductions of new products and product enhancements by our competitors, entry of new competitors into our markets, pricing pressures and other competitive factors;

•	the increasing focus by companies in China to vertically integrate and consolidate their supply chains fully with products manufactured in China;

•	our ability to develop, introduce, manufacture and ship new and enhanced products in a timely manner without defects;

•
our ability to manage our manufacturing capacity across our diverse product lines and that of our suppliers, including our ability to successfully expand our manufacturing capacity in various locations around the world;

•	our ability to successfully and fully integrate acquisitions, such as the historical Rofin businesses, into our operations and management;

•
our ability to successfully internally transfer the manufacturing of products and related operations as part of our integration and internal reorganization efforts and to realize anticipated benefits (including savings) therefrom, such as with our recently announced plan to relocate the manufacturing and engineering of our High Power Fiber Lasers ("HPFL") products at our Hamburg, Germany facility to our Tampere, Finland location and exit a portion of our HPFL business sometime in fiscal 2020;

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

•
negative impacts related to the "Brexit" vote by the United Kingdom, including the possibility of a “no-deal” exit by the United Kingdom from the European Union, particularly with regard to any potential negative effects on our sales from our Glasgow, Scotland facility to other jurisdictions and purchases of supplies from outside the United Kingdom by such facility;

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

In the flat panel display market, there are a relatively limited number of manufacturers who are the end customers for our annealing products. In the third quarter and first nine months of fiscal 2019, Advanced Process Systems Corporation, an integrator in the flat panel display market based in South Korea, contributed more than 10% of our revenue. In the second quarter of fiscal 2019, The Japan Steel Works, LTD., an integrator in the flat panel display market based in Japan, also contributed more than 10% of our revenue. Given macroeconomic conditions, varying consumer demand and technical process limitations at manufacturers, we may see fluctuations in orders, including periods with no or few orders, and our customers may seek to reschedule or cancel orders. For example, in the fourth quarter of fiscal 2018, a customer requested a change of delivery date resulting in a significant order being rescheduled from the first to the second quarter of fiscal 2019. In addition, in the first quarter of fiscal 2019, one customer cancelled three purchase orders which included backlog shippable within 12 months of $38.2 million as well as some additional orders which were unscheduled.

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

As of June 29, 2019, flat panel display systems represented 21% of our backlog. Since our flat panel display systems have higher average selling prices than other products in our backlog, any delays or cancellation of shipments could have a material adverse effect on our financial results.

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

Any of the foregoing could adversely affect our ability to maintain relationships with customers, suppliers, employees and other constituencies or our ability to achieve the anticipated benefits of the merger, or could reduce our earnings or otherwise adversely affect our business and financial results. For example, in the fourth quarter of fiscal 2018, difficulties in implementing our Enterprise Management Systems at one of our manufacturing sites located in Germany, which was historically part of Rofin, resulted in a shortage of manufacturing parts and shippable inventory to meet demands, resulting in a reduction of revenue for that quarter. If similar difficulties arise in the future and we are unable to resolve them in a timely manner, we may experience a shortage of parts and inventory or otherwise be unable to meet demand, which could have a material adverse impact on our results of operations.

Following the merger, the size and complexity of the business of the combined company has increased significantly. Our future success depends, in part, upon our ability to manage this expanded business, which has and will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. For example, we recently internally announced two site consolidations, including the plan to relocate the manufacturing and engineering of our HPFL products at our Hamburg, Germany facility to our Tampere, Finland location and exit a portion of our HPFL business sometime in fiscal 2020. There can be no assurances that we will be successful in realizing the anticipated savings in connection with these consolidations or with our broader efforts to manage our expanded business or that we will realize the expected synergies and benefits anticipated from the merger.

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

In November 2016 we entered into the Credit Agreement which provided for a 670.0 million Euro term loan, all of which was drawn, and a $100 million revolving credit facility, under which a 10 million Euro letter of credit was issued. As of June 29, 2019, 366.6 million Euros were outstanding under the term loan. As of June 29, 2019, the revolving credit facility had been used for guarantees of 10.0 million Euros as well as borrowings of $40.0 million. We may incur additional indebtedness in the future by accessing the revolving credit facility and/or entering into new financing arrangements. Our ability to pay interest and repay the principal of our current indebtedness is dependent upon our ability to manage our business operations and the ongoing interest rate environment. There can be no assurance that we will be able to manage any of these risks successfully.

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

We have in the past experienced decreases in the ASPs of some of our products. As competing products become more widely available or lower-cost products come to market, the ASPs of our products may decrease. If we are unable to offset any decrease in our ASPs by increasing our sales volumes, our net sales will decline. In addition, to maintain our gross margins, we must continue to reduce the cost of manufacturing our products while maintaining their high quality. From time to time, our products, like many complex technological products, may fail in greater frequency than anticipated. This can lead to further charges, which can result in higher costs, lower gross margins and lower operating results. Furthermore, as ASPs of our current products decline, we must develop and introduce new products and product enhancements with higher margins. If we cannot maintain our gross margins, our operating results could be seriously harmed, particularly if the ASPs of our products decrease significantly.

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

For the three and nine months ended June 29, 2019, 76% and 77%, respectively, of our net sales were derived from customers outside of the United States. For fiscal 2018, fiscal 2017 and fiscal 2016, 84%, 83%, and 76%, respectively, of our net sales were derived from customers outside of the United States. We anticipate that foreign sales, particularly in Asia, will continue to account for a significant portion of our net sales in the foreseeable future.

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

•
political and economic instability, such as the current situation between the governments of Japan and South Korea, which has led to the imposition of trade restrictions by the Japanese government affecting the export to South Korea of certain products and materials used in the manufacture of flat panel displays and in the semiconductor industry;

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

Our future success depends upon the continued services of our executive officers and other key engineering, sales, marketing, manufacturing and support personnel, any of whom may leave and our ability to effectively transition to their successors. In April 2019, we announced that John Ambroseo will transition from being our President and Chief Executive Officer, a position he has served in since 2002, to a special advisor to the Company no later than April 2021. In November 2018, we also announced that Paul Sechrist will transition from being our Executive Vice President, Worldwide Sales and Service, a position he has served in since 2011, to a special advisor to our Chief Executive Officer on or about the end of fiscal 2019. We can provide no assurance that we will be able to a find suitable successors to these roles, in particular the role of Chief Executive Officer, or that any identified successors will be successfully integrated into our management team. Our inability to do so, or to retain other key employees or effectively transition to their successors, or any delay in filling any such positions, could harm our business and our results of operations.

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

Additional competitors may enter the markets in which we serve, both foreign and domestic, and we are likely to compete with new companies in the future. For example, in recent years there have been a growing number of companies in China that, aided by government subsidies, are targeting our markets and are exerting significant price pressure in certain of our product markets, in particular the HPFL products used in the metal cutting market in China. They may in the future be able to expand into broader product markets. We may encounter potential customers that, due to existing relationships with our competitors, are committed to the products offered by these competitors. Further, our current or potential customers may determine to develop and produce products for their own use which are competitive to our products. Such vertical integration could reduce the market opportunity for our products. As a result of the foregoing factors, we expect that competitive pressures may result in price reductions, reduced margins, loss of sales and loss of market share. In addition, in markets where there are a limited number of customers, competition is particularly intense.

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

•
the resolution of issues arising from tax audits with various tax authorities, and in particular, the outcome of the German tax audits of Coherent and Rofin tax returns for fiscal 2010-2016 and the South Korean tax audits of fiscal 2014-2017 including appeal through the Competent Authority process between South Korea, Germany and the U.S.;

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

The United States, Germany, the European Union, the United Kingdom, China, South Korea, Japan and many other foreign governments impose tariffs and duties on the import and export of products, including some of those which we sell. In particular, given our worldwide operations, we pay duties on certain products when they are imported into the United States for repair work as well as on certain of our products which are manufactured by our foreign subsidiaries. These products can be subject to a duty on the product value. Additionally, the United States and various foreign governments have imposed tariffs, controls, export license requirements and restrictions on the import or export of some technologies, especially encryption technology. From time to time, government agencies have proposed additional regulation of encryption technology, such as requiring the escrow and governmental recovery of private encryption keys. Governmental regulation of encryption technology and regulation of imports or exports, or our failure to obtain required import or export licenses or other approvals for our products, could harm our international and domestic sales and adversely affect our net sales.

The U.S. has recently instituted or proposed changes in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the United States including, in particular, on Chinese goods, economic sanctions on individuals, corporations or countries and other government regulations affecting trade between the United States and other countries where we conduct our business. In addition, the Japanese government has recently instituted trade restrictions affecting the export to South Korea of certain products and materials used in the manufacture of flat panel displays and in the semiconductor industry. These policy changes and proposals could require time-consuming and expensive alterations to our business operations and may result in greater restrictions and economic disincentives on international trade, which could negatively impact our competitiveness in jurisdictions around the world as well as lead to an increase in costs in our supply chain. Given that we are a multinational corporation, with manufacturing located both in the United States and internationally, we may face additional susceptibility to negative impacts from these tariffs or change in trade policies regarding our inter-company trade practices. For example, we have recently seen a drop in export demand for our Chinese customers particularly in the materials processing space. As a result, some of these customers are reevaluating expansion plans and delaying and, in limited cases, cancelling orders. In addition, new tariffs and other changes in U.S. trade policy could trigger retaliatory actions by affected countries, and certain foreign governments, including the Chinese government (which has imposed retaliatory tariffs on a range of U.S. goods including certain photonics products), have instituted or are considering imposing trade sanctions on certain U.S. manufactured goods. Such changes by the United States and other countries have the potential to adversely impact U.S. and worldwide economic conditions, our industry and the global demand for our products, and as a result, could negatively affect our business, financial condition and results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
Not applicable.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On November 6, 2018, we announced that our board of directors authorized a stock repurchase program authorizing the Company to repurchase up to $250.0 million of our common stock through December 31, 2019, with a limit of no more than $75.0 million per quarter. During the three months ended June 29, 2019, we repurchased and retired 209,201 shares of outstanding common stock under this program at an average price of $124.31 per share for a total of $26.0 million.
The following table summarizes share repurchase activity for the three months ended June 29, 2019:

Period	Total Number of Shares Purchased	Average price paid per share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
March 31, 2019 - April 27, 2019	—	$—	—	$198,594,178
April 28, 2019 - May 25, 2019	179,201	$126.13	179,201	$175,991,556
May 26, 2019 - June 29, 2019	30,000	$113.40	30,000	$172,589,556	*
Total	209,201	$124.31	209,201

* This number reflects the amount remaining as of June 29, 2019 of the $250.0 million approved by our board of directors. As the repurchase program is limited to $75.0 million per quarter and only two quarters remain under the term of the program, only $150.0 million remained available as of the beginning of our fourth quarter of fiscal 2019.

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

Coherent, Inc.
(Registrant)

Date:	August 7, 2019	/s/:	JOHN R. AMBROSEO
John R. Ambroseo
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 7, 2019	/s/:	KEVIN S. PALATNIK
Kevin S. Palatnik
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)