Form 10-K
period 2019-09-28
COHERENT INC
filed 2019-11-26
CIK 21510

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 28, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-33962
___________________________________________________
COHERENT, INC.

Delaware	94-1622541
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5100 Patrick Henry Drive, Santa Clara, California 95054
(Address of principal executive offices) (Zip Code)
Registrant's telephone number, including area code: (408) 764-4000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	COHR	The NASDAQ Stock Market LLC
Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"). Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of November 22, 2019, 24,151,819 shares of common stock were outstanding. The aggregate market value of the voting shares (based on the closing price reported on the NASDAQ Global Select Market on March 30, 2019) of Coherent, Inc., held by nonaffiliates was approximately $2,125,907,991. For purposes of this disclosure, shares of common stock held by persons who own 5% or more of the

Use these links to rapidly review the document

PART IV

outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the Rules and Regulations of the Exchange Act. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENT INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the registrant's 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of the Form 10-K to the extent stated herein. The Proxy Statement or an amended report on Form 10-K will be filed within 120 days of the registrant's fiscal year ended September 28, 2019.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This annual report contains certain forward-looking statements. These forward-looking statements include, without limitation, statements relating to:
•expansion into, and financial returns from, new markets;
•maintenance and development of current and new customer relationships;
•enhancement of market position through existing or new technologies;
•timing of new product introductions and shipments;
•optimization of product mix;

•	future trends in microelectronics, scientific and government programs, OEM components and instrumentation and materials processing;
•utilization of vertical integration;
•adoption of our products or lasers generally;
•applications and processes that will use lasers, including the suitability of our products;
•capitalization on market trends;
•alignment with current and new customer demands;
•positioning in the marketplace and gains of market share;
•design and development of products, services and solutions;
•control of supply chain and partners;
•protection of intellectual property rights;
•compliance with environmental and safety regulations;

•	net sales and operating results, including the timing and impact on fiscal 2020 revenues of recoveries in investments;

•	any potential increase in future demand in the microelectronics flat panel display market;

•	the timing of any buildout of OLED manufacturing capacity;

•
the execution of two recently announced planned site consolidations: (1) the co-location of the manufacturing and engineering of our High Power Fiber Lasers (“HPFL”) products and the exit from a portion of our HPFL business in fiscal 2020, and (2) vacating our leased facility in Santa Clara and combining the operations at our Santa Clara headquarters in calendar 2020;

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
•plans with respect to leases;
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

PART I

ITEM 1.  BUSINESS
GENERAL
Business Overview
Our fiscal year ends on the Saturday closest to September 30. Fiscal years 2019, 2018 and 2017 ended on September 28, September 29, and September 30, respectively, and are referred to in this annual report as fiscal 2019, fiscal 2018 and fiscal 2017 for convenience. Each of fiscal 2019, 2018 and 2017 included 52 weeks.
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
Income from continuing operations is the measure of profit and loss that our CODM uses to assess performance and make decisions. Income from continuing operations represents the sales less the cost of sales and direct operating expenses incurred within the operating segments as well as allocated expenses such as shared sales and manufacturing costs. We do not allocate certain operating expenses to our operating segments and we manage them at the corporate level. These unallocated costs include stock-based compensation and corporate functions (certain advanced research and development, management, finance, legal and human resources) and are included in Corporate and other. Management does not consider unallocated Corporate and other costs in its measurement of segment performance.
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
RECENT EVENTS
In June 2019, we announced our plans to co-locate the manufacturing and engineering of our High Power Fiber Lasers ("HPFL") products at our Hamburg, Germany, facility to our Tampere, Finland, location and exit a portion of our HPFL business, expected to be completed during fiscal 2020. In conjunction with this announcement, we recorded restructuring charges in fiscal 2019 of $19.7 million. The charges primarily relate to estimated severance and write-offs of excess inventory, which is recorded in cost of sales. See Note 18, "Restructuring Charges" in the Notes to Consolidated Financial Statements under Item 15 of this annual report.
We have also announced our intent to vacate our leased facility in Santa Clara at the end of the current lease term in calendar 2020 and combine operations at our Santa Clara headquarters. We did not incur material expenses in fiscal 2019 related to this project.
In April 2019, we announced that John Ambroseo will transition from being our President and Chief Executive Officer, a position he has served in since 2002, to a special advisor to the Company no later than April 2021.

In November 2018, we borrowed an additional $40.0 million under our revolving credit facility (the "Revolving Credit Facility") and subsequently repaid $30.0 million of these borrowings in July 2019.
On October 28, 2018, our board of directors authorized a stock repurchase program for up to $250.0 million of our common stock through December 31, 2019, with a limit of no more than $75.0 million per quarter. During fiscal 2019, we repurchased and retired 603,828 shares of outstanding common stock under this program at an average price of $128.20 per share for a total of $77.4 million.
On October 5, 2018, we acquired privately held Ondax, Inc. ("Ondax") for approximately $12.0 million, excluding transaction costs. Ondax develops and produces photonic components which are used on an OEM basis by the laser industry as well as incorporated into its own stabilized lasers and Raman Spectroscopy systems. See Note 4, "Business Combinations" in the Notes to Consolidated Financial Statements under Item 15 of this annual report.
On October 5, 2018, we acquired certain assets of Quantum Coating, Inc. ("Quantum") for approximately $7.0 million, excluding transaction costs. See Note 4, "Business Combinations" in the Notes to Consolidated Financial Statements under Item 15 of this annual report.
On March 8, 2018, we acquired privately held O.R. Lasertechnologie GmbH and certain assets of its U.S.-based affiliate (collectively "OR Laser") for approximately $47.4 million, excluding transaction costs. OR Laser produces laser-based material processing equipment for a variety of uses, including additive manufacturing, welding, cladding, marking, engraving and drilling. See Note 4, "Business Combinations" in the Notes to Consolidated Financial Statements under Item 15 of this annual report.
On February 6, 2018, our board of directors authorized a stock repurchase program authorizing the Company to repurchase up to $100.0 million of our common stock from time to time through January 31, 2019. During fiscal 2018, we repurchased and retired 574,946 shares of outstanding common stock under this program at an average price of $173.91 per share for a total of $100.0 million, thereby repurchasing the full amount authorized under this program.
During fiscal 2018, we made payments on our senior secured term loan facility ("Euro Term Loan") of 141.7 million Euros, including voluntary payments of a total of 135.0 million Euros.
On November 7, 2016, we completed our acquisition of Rofin Sinar Technologies, Inc. ("Rofin") pursuant to the Merger Agreement dated March 16, 2016. Rofin was one of the world's leading developers and manufacturers of high-performance industrial laser sources and laser-based solutions and components. As a condition of the acquisition, we were required to divest and hold separate Rofin's low power CO2 laser business based in Hull, United Kingdom (the "Hull Business"), and reported this business separately as a discontinued operation until its divestiture. We completed the divestiture of the Hull Business on October 11, 2017, after receiving approval for the terms of the sale from the European Commission. On April 27, 2018, we completed the sale of several entities that we acquired in our acquisition of Rofin. See Note 19, "Discontinued Operations and Sale of Assets Held for Sale" in the Notes to Consolidated Financial Statements under Item 15 of this annual report.
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
Photonics has taken its place alongside electronics as a critical enabling technology for the twenty-first century. Photonics-based solutions are entrenched in a broad array of industries that include microelectronics, flat panel displays, machine tool, automotive, and medical diagnostics, with adoption continuing in ever more diverse applications. Growth in these applications stems from two sources. First, there are many applications where the laser is displacing conventional technology because it can do the job faster, better or more economically. Second, there are new applications where the laser is the enabling tool that makes the work possible, as in the conversion of amorphous silicon into poly crystalline silicon at low temperatures, where lasers are used in the manufacturing of high resolution rigid and flexible OLED displays found in the latest smart phones, tablets and laptop computers.
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
Coherent occupies a unique position in the industry thanks to the breadth and depth of our product and technology portfolio, which includes laser sources, critical or enabling photonics components and laser systems. Working closely with our customers we have developed specialized solutions that include lasers, delivery and process optics in complete assemblies (sub-systems), and for certain applications and markets we have also developed parts handling and automation to build complete laser systems.
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
The following table sets forth, for the periods indicated, the percentages of total net sales by market application:

	Fiscal 2019	Fiscal 2018	Fiscal 2017
	Percentage of total net sales	Percentage of total net sales	Percentage of total net sales
Consolidated:
Microelectronics	44.2%	54.5%	51.9%
Materials processing	28.3%	27.4%	29.7%
OEM components and instrumentation	18.6%	11.6%	11.8%
Scientific and government programs	8.9%	6.5%	6.6%
Total	100.0%	100.0%	100.0%
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
We primarily support three markets in the microelectronics industry: (1) flat panel display ("FPD") manufacturing, (2) semiconductor front-end and (3) advanced packaging and interconnects ("API").
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
Several display types require a high-density pattern of silicon thin film transistors ("TFTs"). If this silicon is polycrystalline as opposed to amorphous, the display performance is greatly enhanced. Excimer-based processes, such as excimer laser annealing ("ELA") have allowed high-volume production of low-temperature polysilicon ("LTPS") on conventional glass substrates as well as flexible displays based on plastic substrates. Our excimer lasers provide a unique solution for LTPS because they are the only industrial-grade excimer lasers optimized for this application. The current state-of-the-art product for this application is our excimer Vyper laser and Linebeam systems. These systems deliver power ranges of 1200W to 3600W, depending on the system, enabling a critical manufacturing process step on substrate sizes up to Generation 6. These systems are integral to the manufacturing process on all leading LTPS-based smart phone displays and hold the potential for deployment in a variety of screens, including tablet, laptop, automotive displays and OLED TV. Excimer-based LTPS is also enabling flexible OLED displays which have undergone rapid growth as they have been adopted into smart phones.
A modern flat panel display incorporates a number of different layers, some of which are thin films that need to be cut or structured. As film thicknesses decrease over time, lasers are becoming the tool of choice to process these materials. Our DIAMOND CO2 and Rapid series ultrafast lasers are used for cutting FPD films.
We have developed a proprietary technology for cutting brittle materials such as glass and sapphire without debris and with zero kerf called SMART CleaveTM, which is used for cutting brittle materials used in displays. This technology uses ultrafast lasers coupled with proprietary optics.
Our AVIA, Rapid, Monaco and DIAMOND CO2 and CO lasers are also used in other production processes for FPDs. These processes include drilling, cutting, patterning, marking and yield improvement.
While the timing and adoption rate of an emerging display technology such as ‘micro’ LED (µLED) is still hard to gauge, it is likely to make use of both similar technologies such as a LTPS backplane, as well as new ones, e.g. new versions of laser lift-off (LLO) and laser induced forward transfer (LIFT). We expect that this will represent an expanding market opportunity into new display form factors for laser-based processes.

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
Detecting the presence of defects is only the first step in preventing their recurrence. After detection, defects must be examined in order to identify their size, shape and the process step in which the defect occurred. This examination is called defect classification. Identification of the sources of defects in the lengthy and complex semiconductor manufacturing process has become essential for maintaining high yield production. Semiconductor manufacturing has become an around-the-clock operation and it is important for products used for inspection, measurement and testing to be reliable and to have long lifetimes. Our Azure, Paladin, Excimer, Ion and OPSL lasers are used to detect and characterize defects in semiconductor chips.
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
There are similar trends in chip packaging and PCB manufacturing requiring more compact packaging and denser interconnects. In many cases, lasers present enabling technologies. For instance, lasers are now the only economically practical method for drilling blind microvias in chip substrates and in both rigid and flexible PCBs. These microvias are tiny interconnects that are essential for enabling high-density circuitry commonly used in smart phones, tablets and advanced computing systems. Our DIAMOND CO2 and AVIA diode pumped solid state ("DPSS") lasers are the leading lasers in this application. The ability of these lasers to operate at very high repetition rates translates into faster drilling speeds and increased throughput in microvia processing applications. In addition, multi-layer circuit boards require more flexible production methods than conventional printing technologies can offer, which has led to widespread adoption of laser direct imaging ("LDI"). Our Paladin laser is used for this application.
We also offer market-leading solutions for laser marking of wafers and ICs, such as our PowerLine laser sub-systems.
Materials Processing
We primarily support four markets in the materials processing industry: (1) automotive, (2) machine tool, (3) medical device and (4) consumer goods, as well a number of smaller markets. It is the most diverse of all the segments we serve and a large cross section of our products are used in this segment. Our sales in this segment include components, laser sources, laser diagnostic equipment and complete laser systems. At a high level, the drivers for laser deployment within the materials processing segment are faster processing with higher yields, processing of new and novel materials, more environmentally friendly processes and higher precision. With the broadest product portfolio in the laser industry, we offer solutions for almost any application on any material to our customers. The most common applications include cutting, welding, joining, drilling, perforating, scribing, engraving and marking.
Lasers are used in a number of applications in the automotive industry, from fine processing of high precision parts to marking, as well as cutting of metals and welding large components such as gear boxes and car bodies, for customers including OEMs and their suppliers. We serve this industry with a number of our products including ultrafast, DPSS, CO2, diode and fiber lasers as well as systems in the areas of marking, scribing, cutting and welding.
We serve the machine tool market with components, laser sources and systems in applications including cutting, welding, marking and additive manufacturing. We offer fiber lasers with different performance points in terms of power levels and beam profiles to address specific applications, including single mode lasers and advanced beam shaping options, e.g. the ARM advanced high power fiber laser where the beam parameters can be optimized to deliver higher quality welds which translate into higher customer yields. As a fully vertically integrated fiber and laser diode supplier, we are able to produce all key components in-house. Other products include our full line up of CO2 lasers, DPSS and ultrafast lasers. Additive manufacturing or 3D printing is another growing market where lasers have seen rapid growth. We serve this market with our Laser Creator product that is a selective laser melting (SLM) system for 3D printing of metal parts as well as a portfolio of systems.

The medical device market is characterized by its need for high precision manufacturing with high levels of quality control which lends itself very well to laser manufacturing. Applications include fine cutting and welding in addition to high quality and specialized marking. We serve this market with a number of lasers as well as a portfolio of systems.
In the consumer goods market, we serve a large variety of applications in various industries, such as packaging, digital printing, jewelry, textiles, security and consumer electronics. We serve these industries with a broad offering of our products from lasers to laser tools. As a consequence, this market represents a stable and growing opportunity for us.
In summary, we serve the materials processing segment with a very broad product portfolio. Laser sources include the Diamond series mid-power CO and CO2 lasers; the DC series of high power CO2 lasers; Highlight FL high power fiber lasers; the DF series of high power diode laser systems; the Diamond mid-power and Q-Switched fiber; the COMPACT, MINI and EVOLUTION series of low and mid power diode lasers; the AViA, Matrix, Flare, and Helios DPSS lasers; and the Monaco and Rapid series of ultrafast lasers. Laser tools include the Performance, Select and Integral series of manual welding systems; the Exact, UW and MPS series of modular and highly configurable laser processing systems; the EasyMark, EasyJewel, LabelMarker Advanced and Combiline laser marking systems; the META laser cutting tools; and Laser Creator 3D metal printing system. Laser sub-systems, i.e. laser sources combined with software, beam delivery, processing heads, process monitoring, pattern recognition and vision, include the PowerLine series for marking; the StarFiber for welding and cutting; the PWS welding system; the QFS laser scribing system; and the StarShape CO2 laser-based systems.
OEM Components and Instrumentation
Instrumentation is one of our more mature commercial applications. Representative applications within this market include bio-instrumentation, medical OEMs, graphic arts and display, machine vision and defense and aerospace applications. We also support the laser-based instrumentation market with a range of laser-related components, including diode lasers and optical fibers. Our OEM component business includes sales to other, less integrated laser manufacturers participating in OEM markets such as materials processing, scientific, and medical.
Bio-instrumentation
Laser applications for bio-instrumentation include confocal microscopy for biological imaging that allows researchers and clinicians to visualize cellular and subcellular structures and processes with an incredible amount of detail; DNA sequencing where lasers provide automation and data acquisition rates that would be impossible by any other method; drug discovery—genomic and proteomic analyses that enable drug discovery to proceed at very high throughput rates; flow cytometry for analyzing single cells or populations of cells in a heterogeneous mixture, including blood samples; and Raman spectroscopy which enables chemical analysis in a wide range of commercial applications. Our OBIS, Flare, Galaxy, Sapphire, BioRay and Genesis lasers are used in several bio-instrumentation applications.
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
Defense and aerospace
We serve the defense and aerospace markets with components and laser sources in a number of applications. In particular, directed energy has seen rapid growth in the last couple of years, driven largely by the promise of being able to deter and repel asymmetrical threats such as drones in an effective and economical manner. We supply both components and laser sources for directed energy applications. In addition, we have seen recent growth in demand for optics used in space and ground-based telescopes.
Scientific and Government Programs
We are widely recognized as a technology innovator and the scientific market has historically provided an ideal "test market" for our leading-edge innovations. These have included ultrafast lasers, DPSS lasers, continuous-wave ("CW") systems, excimer gas lasers and water-cooled ion gas lasers. Our portfolio of lasers that address the scientific research market is broad and includes our Acuity, Chameleon, Chameleon Discovery, COMPexPro, Astrella, Revolution, Fidelity, Legend, Libra, Monaco, Vitara, Mephisto, Mira, Genesis and Verdi lasers. Many of the innovations and products pioneered in the scientific marketplace have become commercial successes for both our OEM customers and us.
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
FUTURE TRENDS
Microelectronics
Lasers are widely used in mass production microelectronics applications largely because they enable entirely new application capabilities that cannot be realized by any other known means. These laser-based fabrication and testing methods provide a level of precision, typically on a micrometer and nanometer level, that are unique, faster, are touch free, deliver superior end products, increase yields, and/or reduce production costs. We anticipate this trend to continue, driven primarily by the increasing sophistication and miniaturization of consumer electronic goods, resulting in increasing demand for better displays, more bandwidth and memory, and all packaged into devices which are lighter, thinner and consume less power. We believe that we are well positioned to continue to capitalize on the current market trends.
Excimer-based LTPS is a key technology for producing high resolution rigid and flexible OLED displays as well as future display technologies like µLEDs.
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
Semiconductor devices look set to continue shrinking device geometries, as well as expanding vertically into new 3D structures. As a result we believe our many UV laser sources (such as Azure, Paladin, Avia, Rapid, ExiStar, and OPSL) will continue to find increasing adoption, since their unique optical properties align well with the process demands of a nanometer scale world.
These same lasers, plus Monaco, Rapid, CO and CO2 are also widely adopted for back end Advanced Packaging and Interconnect (API) applications. With dimension roadmaps showing a decade of dimension shrink on PCBs, interconnects, Silicon scribe widths and wafer thickness, driven by developments such as 5G, we believe that our portfolio of lasers aligns well with these demands as well as new processes that could be enabled by our lasers, to meet the increasing demands and decreasing tolerances of these markets.
While we experienced a softening of the demand in fiscal 2019, we anticipate a resumption of investment in OLED manufacturing capacity. It is difficult to precisely determine the timing and impact of OLED investment on our fiscal 2020 and longer term revenues even as additional vendors ramp their OLED production rates.
Materials processing
The materials processing segment is the most diverse of all the segments we serve and a large cross section of our products are used in this segment. We sell components, laser sources and complete laser systems. There are many drivers at play, but at a high level they involve faster processing with higher yields, processing of new materials, more environmentally friendly processes and higher precision.
The automotive industry is undergoing rapid changes that present opportunities for further use of lasers. Trends such as reduction in emissions from lighter cars and electric vehicles require new materials and new processes for welding, cutting and drilling. We believe this will lead to further adoption of lasers and tools based on high power fiber and diode lasers, as well as ultrafast and CO2 lasers. In particular, we believe our ARM laser technology offers competitive advantages versus alternative solutions.
We expect to see select opportunities for our products in the machine tool industry in a variety of broad-based applications including newer applications such as laser cladding and heat treatment.
In the consumer goods market, we serve a large variety of applications in various industries, such as packaging, digital printing, jewelry, textiles, security and consumer electronics. We serve these industries with a broad offering of our products from lasers to laser tools. As a consequence, this market represents a stable and growing opportunity for us.
We supply the medical device market with a variety of lasers and laser systems in applications such as fine cutting and welding as well as marking. This market is set to continue to grow in the foreseeable future as the population becomes older and advanced medical procedures spread outside the traditional markets in US, Europe and Japan.
In 3D printing we expect continued growth as the technology matures, particularly in the area of metal additive manufacturing where we supply SLM tools.
OEM components and instrumentation
The bio instrumentation market's most important areas: microscopy, flow cytometry and DNA sequencing, are all enjoying solid growth on a worldwide basis with some local variations. In this field, our OPSL technology gives us differentiated products at a number of important wavelengths. This advantage coupled with strong focus on meeting our customers' demands for more compact and cost effective sources as well as integrated laser sub-systems has resulted in growth for us in this market and we expect that to continue.
In the therapeutic area, we see stable business with several opportunities for growth. We supply excimer lasers used in refractive eye surgery and are actively involved in further developments in laser vision correction. We also have opportunities in dental procedures for both hard and soft tissue applications, with greatly improved patient comfort and outcome. In the area of photocoagulation, our Genesis OPSL yellow lasers are being used since the wavelength is particularly suitable for the treatment of blood vessels. We are an OEM supplier of CO2 and semiconductor lasers to the major manufacturers of equipment used in the latest aesthetic procedures.
Governments have made and continue to make investments in the development of directed energy systems. We have a number of product offerings which support these development efforts.
Scientific and government programs
Worldwide scientific funding is expected to remain relatively stable, with some regions growing and others holding their current level. Bright spots include the strong push in neuroscience to better understand how the brain functions. Lasers play a very important role in imaging brain structure as well as tracking activity in animal brains using techniques such as optogenetics. We believe that our current and upcoming products are well positioned to take advantage of this exciting opportunity. In physics and chemistry applications, our recent product introductions of high performance and industrially hardened ultrafast products have been very well received. While this is a very competitive market, we expect that our new products will position us for growth.
MARKET APPLICATIONS
We design, manufacture and market lasers, laser tools, precision optics and related accessories for a diverse group of customers. The following table lists our major markets and the Coherent technologies serving these markets.*

Market	Application	Technology
Microelectronics	Flat panel display	CO, CO2 DPSS Excimer Ultrafast Semiconductor Laser Sub-systems
	Semiconductor front-end	CO2 DPSS OPSL Excimer Ion Laser Sub-systems

	Advanced packaging and interconnects	CO, CO2 DPSS Excimer Ultrafast Laser Sub-systems
Materials processing	Automotive	CO2 Fiber Laser Systems/ Laser Sub-systems Ultrafast
	Machine Tool	CO2 Fiber DPSS Ultrafast Laser Systems/ Laser Sub-systems
	Medical Device	CO2 DPSS Fiber Ultrafast Excimer Laser Systems/ Laser Sub-systems Components
	Consumer Goods	CO CO2 Fiber DPSS Ultrafast Laser Systems/ Laser Sub-systems
OEM components and instrumentation	Bio-Instrumentation	DPSS OPSL Ultrafast Semiconductor
	Graphic arts and display	OPSL Semiconductor
	Medical therapy (OEM)	CO, CO2 DPSS Ultrafast Excimer OPSL Semiconductor Components
	Defense and aerospace	Semiconductor Fiber Components
Scientific and government programs	All scientific applications	CO, CO2 DPSS Excimer OPSL Ultrafast
*Coherent sells its laser measurement and control products into a number of these applications.
In addition to the products we provide, we invest routinely in the core technologies needed to create substantial differentiation for our products in the marketplace. Our semiconductor, crystal, fiber and large form factor optics facilities all maintain an external customer base providing value-added solutions. We direct significant engineering efforts to produce unique solutions targeted for internal consumption. These investments, once integrated into our broader product portfolio, provide our customers with uniquely differentiated solutions and the opportunity to substantially enhance the performance, reliability and capability of the products we offer.
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
We manufacture a variety of DPSS laser types for different applications including semiconductor inspection; advanced packaging and interconnects; laser pumping; spectroscopy; bio-agent detection; DNA sequencing; drug discovery; flow cytometry; entertainment lighting (display); medical; rapid prototyping and marking, welding, engraving, cutting and drilling.
Fiber Lasers, Fiber Components and Fiber Assemblies
Fiber lasers use semiconductor lasers to pump a doped optical fiber to produce a laser beam. The unique features of a fiber laser make them suitable for producing high power, continuous wave laser beams. We manufacture differentiated fiber lasers that provide advantages and/or are enabling in certain applications. For example, our ARM laser offers dynamically adjustable beam profiles that improve welding results compared to standard fiber lasers and is able to weld new composite materials.
We are the world's leading OEM supplier of Active Fiber for fiber lasers - selected for our combination of high performance and consistent quality. In addition, we are a volume supplier of Specialty Passive Fiber, High Power Fiber Cables, Fiber Switches, Fiber-to-Fiber Couplers, amplifiers for directed energy applications and OEM Medical Fiber Assemblies. We produce our Medical assemblies in high volume in one of our ISO 13485 certified plants. In addition, many of the fiber components offered in the broader market, such as Fiber Bragg Gratings and Fiber Combiners, have our fiber components in them.
Gas lasers (CO, CO2, Excimer, Ion)
The breadth of our gas laser portfolio is industry leading, encompassing CO, CO2, excimer and ion laser technologies. Gas lasers derive their name from the use of one or more gases as a lasing medium. They collectively span an extremely diverse and useful emission range, from the very deep ultraviolet to the far infrared. This diverse range of available wavelengths, coupled with high optical output power, and an abundance of other attractive characteristics, makes gas lasers extremely useful and popular for a variety of microelectronics, scientific, therapeutic and materials processing applications.
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
Our OPSL products are well suited to a wide range of applications, including the bio-instrumentation, therapeutics and graphic arts and display markets.
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

Our semiconductor lasers are used internally as the pump lasers in DPSS, fiber and OPSL products that are manufactured by us, as well as a wide variety of external medical, OEM, defense and industrial applications, including aesthetic (hair removal, cosmetic dentistry), graphic arts, counter measures, rangefinders, target designators, cladding, hardening, brazing and welding.
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
Integrated Laser Solutions: Systems and Sub-systems
In most cases, our lasers are integrated into machine tools or systems to perform a specific task, e.g. manufacturing of electronic components or performing a procedure on a patient. Inside the system the laser is typically combined with delivery optics and beam steering devices, such as galvos, to deliver the laser beam to the workpiece. In addition to offering laser sources, we also offer solutions comprising beam delivery optics, mechanics and control electronics including software. We believe that these 'sub-systems' allow us to leverage our expertise in laser processing and optical design into superior solutions for our customers, with applications that can offer higher value and/or faster time to market. We have developed proprietary hardware, firmware and software in this area. Laser sub-systems often include vision systems, process monitoring and monitoring of the system itself. Our sub-system products include: PowerLine series for marking; the StarFiber for welding and cutting; the PWS welding system; the QFS laser scribing system; and the StarShape CO2 laser-based systems.
In select cases we also offer complete laser systems which include the laser sub-system as well as a material handling system inside a class 1 laser safety enclosure, ready to be used in production or development environments. Our laser systems products include: the Laser Creator 3D metal printing system; the Performance, Select and Integral series of manual welding systems; the Exact, UW and MPS series of modular and highly configurable laser processing systems; the EasyMark, EasyJewel, LabelMarker Advanced and Combiline laser marking systems; the META laser cutting tools; and the PWS mini welding system.
SALES AND MARKETING
We primarily market our products in the United States through a direct sales force. We sell internationally through direct sales personnel located in Canada, France, Israel, Germany, Italy, Japan, the Netherlands, China, South Korea, Taiwan, Singapore, Spain and the United Kingdom, as well as through independent representatives in certain jurisdictions around the world. Our foreign sales are made principally to customers in South Korea, China, Germany, Japan and other European and Asia-Pacific countries. Foreign sales accounted for 76% of our net sales in fiscal 2019, 84% of our net sales in fiscal 2018 and 83% of our net sales in fiscal 2017. Sales made to independent representatives and distributors are generally priced in U.S. dollars. A large portion of foreign sales that we make directly to customers are priced in local currencies and are therefore subject to currency exchange fluctuations. Foreign sales are also subject to other normal risks of foreign operations such as protective tariffs, export and import controls and political instability.
We had one customer, Advanced Process Systems Corporation, who contributed more than 10% of revenue during fiscal 2019, 2018 and 2017.
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

We typically provide parts and service warranties on our lasers, laser-based systems, optical and laser components and related accessories and services. The length of warranties offered on our products and services varies, but primarily ranges from 12 to 24 months. Warranty reserves, as reflected on our consolidated balance sheets, have generally been sufficient to cover product warranty repair and replacement costs. The weighted average warranty period covered in our reserve is approximately 15 to 18 months.
MANUFACTURING
Since the acquisition of Rofin in November 2016, we have integrated Rofin into our organizational structure and both legacy organizations are operating as one company with common high level objectives, goals and processes. Strategies are being implemented to improve operating leverage, to execute synergies and to enhance our customers' experience. For example, in June 2019, we announced our plans to co-locate the manufacturing and engineering of our HPFL products at our Hamburg, Germany, facility to our Tampere, Finland, location and exit a portion of our HPFL business, expected to be completed during fiscal 2020. Common policies and guidelines have been communicated, key management and operating processes have been implemented and ERP systems at all of Rofin's sites in Asia and North America, and certain sites in Europe, have been integrated onto the same Oracle ERP and Agile planning platforms, consistent with the rest of Coherent. This integration process will continue into fiscal 2020.
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
As part of our strategy to increase our market share and customer support in Asia as well as our continuing efforts to manage costs, we have transferred the production of additional products into both of our Singapore and Malaysia factories. With the acquisition of Rofin, we now have a manufacturing footprint in Nanjing, China. We are transferring additional products and volume to Nanjing and have consolidated our China repair activities in that facility. We have significantly increased our tube refurbishment capacity and footprint in our South Korea operations, which has allowed us to reduce service response time and inventories, providing benefits to us and to our customers. We have also increased our sourcing of materials from Asia through our International Procurement Office in Singapore, which has enabled us to reduce material costs on a global basis.
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
Raw materials or sub-components required in the manufacturing process are generally available from several sources. However, we currently purchase several key components and materials, including exotic materials, crystals and optics, used in the manufacture of our products from sole source or limited source suppliers. We also purchase assemblies and turnkey solutions from contract manufacturers based on our proprietary designs. We rely on our own production and design capability to manufacture and specify certain strategic components, crystals, fibers, semiconductor lasers, lasers and laser-based systems.
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
Operations
Our products are manufactured at our sites in California, Oregon, Arizona, Michigan, New Jersey, Connecticut and New Hampshire in the U.S.; Germany, Scotland, Finland, Sweden, Switzerland and Spain in Europe; and South Korea, China,

Singapore and Malaysia in Asia. In addition, we also use contract manufacturers for the production of certain assemblies and turnkey solutions.
Our ion gas lasers, a portion of our DPSS lasers that are used in microelectronics, scientific research and materials processing applications, semiconductor lasers, OPS lasers and ultrafast scientific lasers are manufactured at our Santa Clara, California site. Our laser diode module products, laser instrumentation products, test and measurement equipment products are manufactured in Wilsonville, Oregon. We manufacture exotic crystals in East Hanover, New Jersey and both active and passive fibers are manufactured in our Salem, New Hampshire facility. Our low power CO2 and CO gas lasers are manufactured in Bloomfield, Connecticut. We manufacture a portion of our DPSS lasers used in microelectronics and OEM components and instrumentation applications in Lübeck, Germany. We manufacture a portion of our DPSS lasers used in microelectronics, OEM components and instrumentation and materials processing applications in Kaiserslautern, Germany. Our excimer gas laser products are manufactured in Göttingen, Germany. We refurbish excimer tubes at our manufacturing sites in An-Seong, South Korea.
We manufacture the fiber-based lasers and a portion of our DPSS lasers used in microelectronics and scientific research applications in Glasgow, Scotland. Our facility in Sunnyvale, California grows the aluminum-free materials that are incorporated into our semiconductor lasers. Our facility in Richmond, California manufactures large form factor optics for our Linebeam excimer laser annealing systems. We manufacture and test high-power CO2, solid-state and fiber laser macro products in Hamburg, Germany; Plymouth, Michigan; East Granby, Connecticut; Tampere, Finland; and Nanjing, China. Our laser marking products are manufactured and tested in Gilching-Munich, Germany; and Singapore. Our micro application products are manufactured and tested in Gilching-Munich, Germany; Tampere, Finland; Plymouth, Michigan; and Belp, Switzerland. Our diode laser products are manufactured and tested in Mainz and Freiburg, Germany; Tucson, Arizona; and Nanjing, China. Anodization of our Slab laser electrodes is performed in Overath, Germany. Our fiber optics and beam delivery systems are manufactured and tested in Molndal, Sweden, and power supplies are manufactured and tested in Starnberg-Munich, Germany. The Company's active and passive fibers and amplifiers are manufactured and tested in East Granby, Connecticut. Optical engines for fiber lasers, fiber lasers modules and wafer material are designed and manufactured in Tampere, Finland. We manufacture and test the laser tools for the Metal Additive Manufacturing (3D Printing) market in Dieburg, Germany. As a result of our acquisition of Ondax in the first quarter of fiscal 2019, we manufacture critical components for diode lasers in Monrovia, California.
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
INTELLECTUAL PROPERTY
We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. As of September 28, 2019, we held approximately 785 U.S. and foreign patents, which expire in calendar years 2019 through 2038 (depending on the payment of maintenance fees) and we have approximately 225 additional pending patent applications that have been filed. The issued patents cover various products in all of the major markets that we serve.
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
COMPETITION

Competition in the various photonics markets in which we provide products is very intense. We compete against a number of large public and private companies including IPG Photonics Corporation, Lumentum Holdings Inc., MKS Instruments, Inc., Novanta Inc., nLIGHT, Inc., II-VI Incorporated, Wuhan Raycus Fiber Laser Technologies Co., Ltd, and TRUMPF GmbH, as well as other smaller companies. In addition, from time to time our customers may also decide to vertically integrate and build their own photonics products. We compete globally based on our broad product offering, reliability, cost, and performance advantages for the widest range of commercial and scientific research applications. Other considerations by our customers include warranty, global service and support and distribution.
BACKLOG
At fiscal 2019 year-end, our backlog of orders scheduled for shipment (within one year) was $502.1 million compared to $759.9 million at fiscal 2018 year-end. By segment, backlog for OLS was $309.5 million and $488.8 million at fiscal 2019 and 2018 year-ends, respectively. Backlog for ILS was $192.6 million and $271.1 million at fiscal 2019 and 2018 year-ends, respectively. The decrease in OLS backlog from fiscal 2018 to fiscal 2019 year-end was primarily due to lower orders for excimer laser annealing systems for the flat panel display market. The decrease in ILS backlog from fiscal 2018 to fiscal 2019 year-end was primarily due to lower orders in the materials processing and high power fiber laser markets. Orders used to compute backlog are generally cancellable and, depending on the notice period, are subject to rescheduling by our customers. We have not historically experienced a significant rate of cancellation or rescheduling, however the rate of cancellations or rescheduling may increase in the future. In the first quarter of fiscal 2019, one customer cancelled three purchase orders which included orders shippable within 12 months from fiscal 2018 year-end of $38.2 million and were included in backlog as of fiscal 2018 year-end. We reached agreement with this customer for compensation for such cancellation in the first quarter of fiscal 2019.
SEASONALITY
We have historically generally experienced decreased revenue in the first fiscal quarter compared to other quarters in our fiscal year due to the impact of time off and business closures at our facilities and those of many of our customers due to year-end holidays. For example, over the past 10 years, excluding certain recovery years, our first fiscal quarter revenues have ranged 2%-17% below the fourth quarter of the prior fiscal years. This historical pattern should not be considered a reliable indicator of the Company's future net sales or financial performance.
EMPLOYEES
As of fiscal 2019 year-end, we had 5,184 employees. Approximately 642 of our employees are involved in research and development; 3,366 of our employees are involved in operations, manufacturing, service and quality assurance; and 1,176 of our employees are involved in sales, order administration, marketing, finance, information technology, general management and other administrative functions. Our success will depend in large part upon our ability to attract and retain employees. We face competition in this regard from other companies, research and academic institutions, government entities and other organizations. We consider our relations with our employees to be good.
ACQUISITIONS
On October 5, 2018, we acquired privately held Ondax for approximately $12.0 million, excluding transaction costs. Ondax develops and produces photonic components which are used on an OEM basis by the laser industry as well as incorporated into its own stabilized lasers and Raman Spectroscopy systems.
On October 5, 2018, we acquired certain assets of Quantum for approximately $7.0 million, excluding transaction costs.
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
Please refer to Note 4, "Business Combinations" of Notes to Consolidated Financial Statements under Item 15 of this annual report for further discussion of recent acquisitions completed.
RESTRUCTURINGS AND CONSOLIDATION
In the first quarter of fiscal 2017, we began the implementation of planned restructuring activities in connection with the acquisition of Rofin. The activities to date under this plan primarily related to exiting our legacy high power fiber laser product line, change of control payments to Rofin officers, the exiting of two product lines acquired in the acquisition of Rofin, realignment of our supply chain due to segment reorganization and consolidation of sales and distribution offices as well as certain manufacturing sites. These activities resulted in charges primarily for employee termination, other exit related costs associated with the write-off of property and equipment and inventory and early lease termination costs.
The fiscal 2018 severance related costs are primarily comprised of severance pay for employees being terminated due to the consolidation of certain manufacturing sites. The fiscal 2018 asset write-offs are primarily comprised of inventory and equipment write-offs due to the consolidation of certain manufacturing sites.
In June 2019, we announced our plans to co-locate the manufacturing and engineering of our HPFL products at our Hamburg, Germany, facility to our Tampere, Finland, location and exit a portion of our HPFL business, expected to be completed during fiscal 2020. In conjunction with this announcement, we recorded restructuring charges in fiscal 2019 of $19.7 million. The charges primarily relate to estimated severance and write-offs of excess inventory, which is recorded in cost of sales.
We plan to continue additional restructuring activities in fiscal 2020 related to the relocation of our HPFL products and our acquisition of Rofin. We have also announced our intent to vacate our leased facility in Santa Clara at the end of the current lease term in calendar 2020 and combine operations at our Santa Clara headquarters. We did not incur material expenses in fiscal 2019 related to this project.
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
We face increasing complexity in our product design and procurement operations due to the evolving nature of environmental compliance regulations and standards, as well as specific customer compliance requirements. These regulations and standards have an impact on the material composition of our products entering specific markets. Such legislation has gone into effect at various time across the worldwide markets. For example, in the European Union ("EU"), the Restriction of the use of Certain Hazardous Substances in Electrical and Electronic Equipment (RoHS) went into effect in 2006, and was subsequently revised in 2011 (as RoHS 2) and again in 2015 (as RoHS 2 amended or commonly known as RoHS3) and came into in effect in July 2019. The Registration, Evaluation, Authorization and Restriction of Chemicals (REACH) went into effect in 2007, and is updated with additional substances of very high concern (SVHC) every six months as well as restricted and authorized substances periodically. China enacted the Management Methods for Controlling Pollution Caused by Electronic Information Products Regulation (China-RoHS) in 2007, which was revised and renamed in 2016 as the Administrative Measures for the Restriction of the Use of Hazardous Substances in Electrical and Electronic Products (known as China RoHS 2). The first catalog of products under China RoHS 2 was published in March 2018 and covers primarily consumer type products and does not presently include Coherent products. Another example is the US Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Conflict Minerals Act) which requires manufacturers to provide disclosures about the use of specified conflict minerals emanating from the Democratic Republic of Congo and nine adjoining countries (Covered Countries). In addition to these regulations and directives, we may face costs and liabilities in connection with product take-back legislation. For example, beginning in 2006 (with several subsequent revisions), the EU Waste Electrical and Electronic Equipment Directive (WEEE) 2012/19/EU made producers of electrical goods financially responsible for specified collection, recycling, recovery, treatment and disposal of past and future covered products. Similar laws are now pending in various jurisdictions around the world, including the United States.
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

•
our ability to successfully internally transfer the manufacturing of products and related operations as part of our integration and internal reorganization efforts and to realize anticipated benefits (including savings) therefrom, such as with our recently announced plan to co-locate the manufacturing and engineering of our High Power Fiber Lasers ("HPFL") products at our Hamburg, Germany, facility to our Tampere, Finland, location and exit a portion of our HPFL business, expected to be completed during fiscal 2020;

•	our reliance on contract manufacturing;

•	our reliance in part upon the ability of our OEM customers to develop and sell systems that incorporate our laser products;

•	our customers' ability to manage their susceptibility to adverse economic conditions;

•	the rate of market acceptance of our new products;

•	the ability of our customers to pay for our products;

•	expenses associated with acquisition-related activities, including the costs of acquiring businesses or technologies;

•
seasonal sales trends, including with respect to Rofin's historical business, which has traditionally experienced a reduction in sales during the first half of its fiscal year as compared to the second half of its fiscal year;

•	jurisdictional capital and currency controls negatively impacting our ability to move funds from or to an applicable jurisdiction;

•	access to applicable credit markets by us, our customers and their end customers;

•	the impact of rising Chinese consumer debt and eroding consumer confidence and spending in China;

•	delays or reductions in customer purchases of our products in anticipation of the introduction of new and enhanced products by us or our competitors;

•	our ability to control expenses;

•	the level of capital spending of our customers;

•	potential excess and/or obsolescence of our inventory;

•	costs and timing of adhering to current and developing governmental regulations and reviews relating to our products and business, including import and export regulations in multiple jurisdictions;

•	impairment of goodwill, intangible assets and other long-lived assets;

•	our ability to meet our expectations and forecasts and those of public market analysts and investors;

•	the availability of research funding by governments with regard to our customers in the scientific business, such as universities;

•	continued government spending on defense-related and scientific research projects where we are a vendor directly or as a subcontractor;

•	maintenance of supply relating to products sold to the government on terms which we would prefer not to accept;

•	changes in policy, interpretations, or challenges to the allowability of costs incurred under government cost accounting standards;

•	our ability and the ability of our contractual counterparts to comply with the terms of our contracts;

•	damage to our reputation as a result of coverage in social media, Internet blogs or other media outlets;

•	managing our and other parties' compliance with contracts in multiple languages and jurisdictions;

•	managing our internal and third party sales representatives and distributors, including compliance with all applicable laws;

•	costs, expenses and damages arising from litigation;

•	costs associated with designing around or payment of licensing fees associated with issued patents in our fields of business;

•	individual employees intentionally or negligently failing to comply with our internal controls;

•	government support of alternative energy industries, such as solar;

•
negative impacts related to the "Brexit" vote by the United Kingdom, including uncertainties regarding the effects of an increasingly prolonged Brexit process and the possibility of a “no-deal” exit by the United Kingdom from the European Union, particularly with regard to any potential negative effects on our sales from our Glasgow, Scotland facility to other jurisdictions and purchases of supplies from outside the United Kingdom by such facility;

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

We currently purchase several key components and materials used in the manufacture of our products from sole source or limited source suppliers. In particular, from time-to-time our customers require us to ramp up production and/or accelerate delivery schedules of our products. Our key suppliers may not have the ability to increase their production in line with our customers' demands. This can become acute during times of high growth in our customers' businesses. Our failure to timely receive these key components and materials would likely cause delays in the shipment of our products, which would likely negatively impact both our customers and our business. Some of these suppliers are relatively small private companies that may discontinue their operations at any time and which may be particularly susceptible to prevailing economic conditions. Some of our suppliers are located in regions which may be susceptible to natural and man-made disasters, such as the flooding in Thailand and the earthquake, tsunami and resulting nuclear disaster in Japan and severe flooding and power loss in the Eastern part of the United States and in California. We typically purchase our components and materials through purchase orders or agreed upon terms and conditions, and we do not have guaranteed supply arrangements with many of these suppliers. For certain long-lead time supplies or in order to lock-in pricing, we may be obligated to place non-cancellable purchase orders or otherwise assume liability for a large amount of the ordered supplies, which limits our ability to adjust down our inventory liability in the event of market downturns or other customer cancellations or rescheduling of their purchase orders for our products.

Some of our products, particularly in the flat panel display industry, require designs and specifications that are at the cutting-edge of available technologies and change frequently to meet rapidly evolving market demands. By their very nature, the types of components used in such products can be difficult and unpredictable to manufacture and may only be available from a single supplier, which increases the risk that we may not obtain such components in a timely manner. Identifying alternative sources of supply for certain components could be difficult and costly, result in management distraction in assisting our current and future suppliers to meet our and our customers' technical requirements, and cause delays in shipments of our products while we identify, evaluate and test the products of alternative suppliers. Any such delay in shipment would result in a delay or cancellation of our ability to convert such order into revenues. Furthermore, financial or other difficulties faced by these suppliers or significant changes in demand for these components or materials could limit their availability. We continue to consolidate our supply base and move supplier locations. When we transition locations, we may increase our inventory of such products as a "safety stock" during the transition, which may cause the amount of inventory reflected on our balance sheet to increase. Additionally, many of our customers rely on sole source suppliers. In the event of a disruption of our customers' supply chain, orders from our customers could decrease or be delayed.

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

In the flat panel display market, there are a relatively limited number of manufacturers who are the end customers for our annealing products. In fiscal 2019, Advanced Process Systems Corporation, an integrator in the flat panel display market based in South Korea, contributed more than 10% of our revenue. Given macroeconomic conditions, varying consumer demand and technical process limitations at manufacturers, we may see fluctuations in orders, including periods with no or few orders, and our customers may seek to reschedule or cancel orders. For example, in the fourth quarter of fiscal 2018, a customer requested a change of delivery date resulting in a significant order being rescheduled from the first to the second quarter of fiscal 2019. In addition, in the first quarter of fiscal 2019, one customer cancelled three purchase orders which included backlog shippable within 12 months of $38.2 million as well as some additional orders which were unscheduled.

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

As of September 28, 2019, flat panel display systems represented 25% of our backlog. Since our flat panel display systems have higher average selling prices than other products in our backlog, any delays or cancellation of shipments could have a material adverse effect on our financial results.

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

•	diversion of the attention of our management;

•	the disruption of, or the loss of momentum in, our business; and

•	inconsistencies in standards, controls, procedures or policies.

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

Following the merger, the size and complexity of the business of the combined company has increased significantly. Our future success depends, in part, upon our ability to manage this expanded business, which has and will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. For example, we recently announced two planned site consolidations: (1) the relocation of the manufacturing and engineering of our HPFL products from our Hamburg, Germany, facility to our Tampere, Finland, location and the exit from a portion of our HPFL business, expected to be completed during fiscal 2020, and (2) vacating our leased facility in Santa Clara at the end of the current lease term in calendar 2020 and combining the operations at our Santa Clara headquarters. The execution of these consolidation projects could result in temporary loss of productivity or operational efficiency, interruptions in manufacturing or other unforeseen challenges while the projects are ongoing. Moreover, there can be no assurances that we will be successful in realizing the anticipated savings in connection with these consolidations or with our broader efforts to manage our expanded business or that we will realize the expected synergies and benefits anticipated from the merger.

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

In November 2016, we entered into a credit agreement (the "Credit Agreement"), which provided for a 670.0 million Euro term loan, all of which was drawn, and a $100.0 million revolving credit facility, under which a 10 million Euro letter of credit was issued. As of September 28, 2019, 364.9 million Euros were outstanding under the term loan. As of September 28, 2019, the revolving credit facility had been used for guarantees of 10.0 million Euros as well as borrowings of $10.0 million. We may incur additional indebtedness in the future by accessing the revolving credit facility and/or entering into new financing arrangements. Our ability to pay interest and repay the principal of our current indebtedness is dependent upon our ability to manage our business operations and the ongoing interest rate environment. There can be no assurance that we will be able to manage any of these risks successfully.

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

Uncertainty in global fiscal policy has likely had an adverse impact on global financial markets and overall economic activity in recent years. Should this uncertain financial policy continue to occur or recur, it would likely continue to, and may in the future, negatively impact global economic activity. Any weakness in global economies would also likely have negative repercussions on U.S. and global credit and financial markets, and further exacerbate sovereign debt concerns in the European Union. All of these factors would likely adversely impact the global demand for our products and the performance of our investments, and would likely have a material adverse effect on our business, results of operations and financial condition.

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

For fiscal 2019, 2018 and 2017, 76%, 84%, and 83%, respectively, of our net sales were derived from customers outside of the United States. We anticipate that foreign sales, particularly in Asia, will continue to account for a significant portion of our net sales in the foreseeable future.

A global economic slowdown or a natural disaster could have a negative effect on various foreign markets in which we operate, such as the earthquake, tsunami and resulting nuclear disaster in Japan and the flooding in Thailand. Such a slowdown may cause us to reduce our presence in certain countries, which may negatively affect the overall level of business in such countries. Our foreign sales are primarily through our direct sales force. Additionally, some foreign sales are made through foreign distributors and representatives. Our foreign operations and sales are subject to a number of risks, including:

•
compliance with applicable import/export regulations, tariffs and trade barriers, including recently instituted or proposed changes in trade policies by the U.S. and any corresponding retaliatory actions by affected countries, in particular with respect to China;

•	longer accounts receivable collection periods;

•
the impact of recessions and other economic conditions in economies outside the United States, including, for example, recent dips in the manufacturing Purchasing Managers’ Index ("PMI") as well as the Institute of Supply Management ("ISM") data in the Eurozone, in particular in Germany;

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

In recent years, there has been significant litigation in the United States and around the world involving patents and other intellectual property rights. This has been seen in our industry, for example in the concluded patent-related litigation between IMRA America, Inc. ("Imra") and IPG Photonics Corporation and in Imra's concluded patent-related litigation against two of our German subsidiaries. From time to time, like many other technology companies, we have received communications from other parties asserting the existence of patent rights, copyrights, trademark rights or other intellectual property rights which such third parties believe may cover certain of our products, processes, technologies or information. In the future, we may be a party to litigation to protect our intellectual property or as a result of an alleged infringement of others' intellectual property whether through direct claims or by way of indemnification claims of our customers, as, in some cases, we contractually agree to indemnify our customers against third-party infringement claims relating to our products. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages or invalidation of our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention. In addition to paying possibly significant monetary damages, any potential intellectual property litigation could also force us to do one or more of the following:

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

Our future success depends upon the continued services of our executive officers and other key engineering, sales, marketing, manufacturing and support personnel, any of whom may leave and our ability to effectively transition to their successors. In April 2019, we announced that John Ambroseo will transition from being our President and Chief Executive Officer, a position he has served in since 2002, to a special advisor to the Company no later than April 2021. In addition, we also announced that Paul Sechrist transitioned from being our Executive Vice President, Worldwide Sales and Service, a position he has served in since 2011, to a special advisor to our Chief Executive Officer at the end of fiscal 2019. We can provide no assurance that we will be able to find suitable successors to key roles such as these as transitions occur, in particular for the role of Chief Executive Officer, or that any identified successor will be successfully integrated into our management team. Our inability to do so, or to retain other key employees or effectively transition to their successors, or any delay in filling any such positions, could harm our business and our results of operations.

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

Competition in the various photonics markets in which we provide products is very intense. We compete against a number of large public and private companies, including IPG Photonics Corporation, Lumentum Holdings Inc., MKS Instruments, Inc., Novanta Inc., nlight, Inc., II-VI Incorporated, Wuhan Raycus Fiber Laser Technologies Co., Ltd, and Trumpf GmbH, as well as other smaller companies. Some of our competitors are large companies that have significant financial, technical, marketing and other resources. These competitors may be able to devote greater resources than we can to the development, promotion, sale and support of their products. Some of our competitors are much better positioned than we are to acquire other companies in order to gain new technologies or products that may displace our product lines. Any of these acquisitions could give our competitors a strategic advantage. Any business combinations or mergers among our competitors, forming larger companies with greater resources, could result in increased competition, price reductions, reduced margins or loss of market share, any of which could materially and adversely affect our business, results of operations and financial condition.

Additional competitors may enter the markets in which we serve, both foreign and domestic, and we are likely to compete with new companies in the future. For example, in recent years there have been a growing number of companies in China that, in some cases aided by government subsidies, are targeting our markets and are exerting significant price pressure in certain of our product markets, in particular the HPFL products used in the metal cutting market in China. These companies will likely in the future be able to expand into broader product markets, which may result in additional competitive pressures on us. We may also encounter potential customers that, due to existing relationships with our competitors, are committed to the products offered by these competitors. Further, our current or potential customers may determine to develop and produce products for their own use which are competitive to our products. Such vertical integration could reduce the market opportunity for our products. As a result of the foregoing factors, we expect that competitive pressures may result in price reductions, reduced margins, loss of sales and loss of market share. In addition, in markets where there are a limited number of customers, competition is particularly intense.

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

•
the resolution of issues arising from tax audits with various tax authorities, and in particular, the outcome of the German tax audits of Coherent and Rofin tax returns for fiscal 2010-2016 and the appeals of the South Korean fiscal 2014-2017 tax audits through the Competent Authority process between South Korea, Germany and the United States;

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

From time to time the United States, foreign and state governments make substantive changes to tax rules and the application of rules to companies. For example, the Tax Act has a significant impact on the taxation of Coherent including the U.S. tax treatment of our foreign operations. The Tax Act is subject to further interpretation by the U.S. federal and state governments and regulatory organizations, legislative updates or new regulations, or changes in accounting standards for income taxes. These actions may have a material impact on our financial results.

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

Provisions of our charter documents and Delaware law, and our Change of Control and Leadership Change Severance Plan, may have anti-takeover effects that could prevent or delay a change in control.

Provisions of our certificate of incorporation and bylaws, as well as the terms of our Change of Control and Leadership Change Severance Plan, may discourage, delay or prevent a merger or acquisition, make a merger or acquisition more costly for a potential acquirer, or make removal of incumbent directors or officers more difficult. These provisions may discourage takeover attempts and bids for our common stock at a premium over the market price. These provisions include:

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
Not Applicable.

ITEM 2.    PROPERTIES
Our corporate headquarters is located in Santa Clara, California. At fiscal 2019 year-end, our manufacturing locations were as follows (all acreage and square footage is approximate) (unless otherwise indicated, each property is utilized jointly by our two segments):

	Description	Use	Term*
Santa Clara, CA	8.5 acres of land, 200,000 square feet	Corporate headquarters, manufacturing, R&D	Owned
Santa Clara, CA	90,120 square feet	Office	Leased through July 2020**
Richmond, CA (2)	several buildings totaling 68,635 square feet	Office, manufacturing, R&D	Leased through November 2022
Sunnyvale, CA (1)	24,159 square feet	Office, manufacturing, R&D	Leased through December 2023
Tucson, AZ (1)	13,369 square feet	Office, manufacturing, R&D	Leased through November 2023
Bloomfield, CT (1)	72,996 square feet	Office, manufacturing, R&D	Leased through December 2022
East Granby, CT (1)	68,135 square feet	Office, manufacturing, R&D	Leased through January 2027
Plymouth, MI (1)	52,128 square feet	Office, manufacturing, R&D	Leased through May 2022
Salem, NH (1)	44,153 square feet	Office, manufacturing, R&D	Leased through October 2024
East Hanover, NJ (2)	29,932 square feet	Office, manufacturing, R&D	Leased through January 2025 (early exit planned)
Mount Olive, NJ (2)	88,000 square feet	Office, manufacturing, R&D	Leased through June 2028
Wilsonville, OR (2)	41,250 square feet	Office, manufacturing, R&D	Leased through December 2023
Tampere, Finland (1)	4.9 acres of land, 50,074 square feet	Office, manufacturing, R&D	Owned
Dieburg, Germany (1)	37,947 square feet	Office, manufacturing, R&D	Leased through January 2032
Freiburg, Germany (1)	12,686 square feet	Office, manufacturing, R&D	Leased through September 2024
Gilching, Germany (1)	4.2 acres of land, 184,869 square feet	Office, manufacturing, R&D	Owned
Göttingen, Germany (2)	14.2 acres of land, several buildings totaling 238,744 square feet	Office, manufacturing, R&D	Owned
Hamburg, Germany (1)	4.6 acres of land, 119,724 square feet	Office, manufacturing, R&D	Owned
Kaiserslautern, Germany (2)	33,740 square feet	Office, manufacturing, R&D	Leased through September 2020

Lübeck, Germany (2)	several buildings totaling 89,150 square feet	Office, manufacturing, R&D	Leased through March 2022
Lübeck, Germany (2)	7.4 acres of land	Future office, manufacturing, R&D	Owned
Mainz, Germany (1)	1.2 acres of land, 46,984 square feet	Office, manufacturing, R&D	Owned
Mainz, Germany (1)	71,342 square feet	Office, manufacturing, R&D	Leased primarily through September 2022
Overath, Germany (1)	20,236 square feet	Office, manufacturing, R&D	Leased through October 2022
Starnberg, Germany (1)	19,375 square feet	Office, manufacturing, R&D	Leased through May 2021
Glasgow, Scotland (2)	2.0 acres of land, 68,220 square feet	Office, manufacturing, R&D	Owned
Pamplona, Spain (1)	0.3 acres of land, 24,654 square feet	Office, manufacturing	Owned
Gothenburg, Sweden (1)	49,514 square feet	Office, manufacturing, R&D	Leased through August 2020
Belp, Switzerland (1)	15,403 square feet	Office, manufacturing, R&D	Leased through February 2021
Nanjing, China (1)	51,122 square feet	Office, manufacturing, R&D	Leased through November 2023
Penang, Malaysia	21,356 square feet	Office, manufacturing	Leased through August 2020
Kallang Sector, Singapore	42,723 square feet	Office, manufacturing	Leased through January 2022
Ansung, South Korea (1)	60,257 square feet	Office, manufacturing	Leased through September 2027
_________________________________________

(1)	This facility is utilized primarily by our ILS operating segment.

(2)	This facility is utilized primarily by our OLS operating segment.

*	We currently plan to renew leases on buildings as they expire, as necessary.

**	We currently plan to vacate building at end of lease term.
We maintain other sales and service offices under varying leases expiring from fiscal 2020 through 2029 in the United States, Canada, Japan, China, Taiwan, South Korea, Vietnam, France, Italy, Germany, Belgium, Spain, Israel, the United Kingdom and the Netherlands.
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
On May 14, 2013, IMRA America (“Imra”) filed a complaint alleging patent infringement against two of our subsidiaries in the Regional Court of Düsseldorf, Germany. Our subsidiaries subsequently filed a separate nullity action with the Federal Patent Court in Munich, Germany, requesting that the court hold that the patent in question was invalid based on prior art. The court found the patent to be invalid, and Imra appealed the decision to the Federal Court of Justice, the highest civil jurisdiction court in Germany. The Federal Court of Justice dismissed the appeal on March 27, 2018, effectively ending the case in favor of Coherent. In addition, as of April 3, 2019, all of the involved courts had finalized the granting of costs and statutory attorneys’ fees to Coherent of an aggregate amount of approximately $0.1 million. Imra has since paid this amount.
Although we do not expect that such legal claims and litigation will ultimately have a material adverse effect on our consolidated financial position, results of operations or cash flows, an adverse result in one or more matters could negatively affect our results in the period in which they occur.
The United States and many foreign governments impose tariffs and duties on the import and export of certain products we sell. From time to time our customs compliance, product classifications, duty calculations and payments are reviewed or audited by government agencies. Any adverse result in such a review or audit could negatively affect our results in the period in which they occur. For example, we are currently in discussions with the German government regarding an export compliance matter involving one of our German subsidiaries. We believe that this matter involves less than approximately 1.5 million

Euros in transactions over the past three years and do not believe that the final resolution of this matter will be material to our consolidated financial position, results of operations or cash flows. However, the German government investigation is ongoing and it is possible that substantial payments, fines, penalties or damages could result. Even though we do not currently expect this matter to be material to our consolidated financial position, results of operations or cash flows, circumstances could change as the investigation progresses.
Income Tax Audits
We are subject to taxation and file income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. Our most significant tax jurisdictions are the U.S. and Germany. For U.S. federal and German income tax purposes, all years prior to fiscal 2016 and 2010, respectively, are closed to examination. In our other major foreign jurisdictions and our major state jurisdictions, the years prior to fiscal 2013 and 2015, respectively, are closed. Earlier years in our various jurisdictions may remain open for adjustment to the extent that we have tax attribute carryforwards from those years.
In Germany, various Coherent and legacy Rofin entities are under audit for the years 2010 through 2016. The South Korean tax authorities also performed an audit focused on intercompany transfer pricing arrangements for fiscal years 2014 through 2017. In May 2019, the South Korean tax authorities issued transfer pricing assessments for taxes, royalties and sales commissions, which we are in the process of appealing and contesting through the Competent Authority process between South Korea, Germany and the United States. Accordingly, there is no change to our tax position at the time of filing of this annual report. We are continuing to monitor and evaluate this situation.
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

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the NASDAQ Global Select Market exchange with the ticker symbol of COHR.
The number of stockholders of record as of November 22, 2019 was 512. While we paid a cash dividend in fiscal 2013 and may elect to pay dividends in the future, we have no present intention to declare cash dividends. Our line of credit agreement, signed on November 7, 2016, includes certain restrictions on our ability to pay cash dividends.
There were no sales of unregistered securities in fiscal 2019.
There were no stock repurchases during the fourth quarter of fiscal 2019.
Refer to Note 12 "Stock Repurchases" of our Notes to Consolidated Financial Statements under Item 15 of this annual report for discussion on repurchases during fiscal 2019 and 2018.
COMPANY STOCK PRICE PERFORMANCE
The following graph shows a five-year comparison of cumulative total stockholder return, calculated on a dividend reinvestment basis and based on a $100 investment, from September 27, 2014 through September 28, 2019 comparing the return on our common stock with the Russell 1000 Index and the Nasdaq Composite Index. Prior to fiscal 2017, we were a member of the Russell 2000 Index and had historically included the Russell 2000 Index in this graph. During fiscal 2017, we moved to the Russell 1000 Index. Beginning with this annual report, we will only report our current Russell Index. The stock price performance shown on the following graph is not necessarily indicative of future price performance.
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN AMONG COHERENT, INC.,
THE RUSSELL 1000 INDEX AND THE NASDAQ COMPOSITE INDEX.

		INDEXED RETURNS
	Base Period	Years Ending
Company Name / Index	9/27/2014	10/3/2015	10/1/2016	9/30/2017	9/29/2018	9/28/2019
Coherent, Inc.	100	86.88	175.63	373.64	273.58	240.77
Russell 1000 Index	100	100.48	113.58	134.64	158.56	163.83
Nasdaq Composite Index	100	105.57	120.60	149.17	186.71	186.28

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
We derived the consolidated statement of operations data for fiscal 2019, 2018 and 2017 and the consolidated balance sheet data as of fiscal 2019 and 2018 year-end from our audited consolidated financial statements, and accompanying notes, contained in this annual report. The consolidated statements of operations data for fiscal 2016 and 2015 and the consolidated balance sheet data as of fiscal 2017, 2016 and 2015 year-end are derived from our audited consolidated financial statements which are not included in this annual report.

Consolidated financial data	Fiscal 2019 (1)	Fiscal 2018 (2)	Fiscal 2017 (3)	Fiscal 2016 (4)	Fiscal 2015 (5)
	(in thousands, except per share data)
Net sales	$1,430,640	$1,902,573	$1,723,311	$857,385	$802,460
Gross profit	$486,465	$830,691	$750,269	$381,392	$335,399
Net income from continuing operations	$53,825	$247,360	$208,644	$87,502	$76,409
Net income per share from continuing operations:
Basic	$2.23	$10.07	$8.52	$3.62	$3.09
Diluted	$2.22	$9.95	$8.42	$3.58	$3.06
Shares used in computation:
Basic	24,118	24,572	24,487	24,142	24,754
Diluted	24,279	24,851	24,777	24,415	24,992
Total assets *	$2,083,169	$2,259,969	$2,337,800	$1,161,148	$968,947
Long-term obligations	$392,238	$420,711	$589,001	$—	$—
Other long-term liabilities *	$165,881	$151,956	$166,390	$48,826	$49,939
Stockholders' equity	$1,284,736	$1,314,464	$1,163,264	$910,828	$796,418

*In November 2015, the FASB issued amended guidance that clarifies that in a classified statement of financial position, an entity shall classify deferred tax liabilities and assets as noncurrent amounts. This guidance superseded ASC 740-10-45-5 which required the valuation allowance for a particular tax jurisdiction be allocated between current and noncurrent deferred tax assets for that tax jurisdiction on a pro rata basis. We elected to early adopt the standard retrospectively in fiscal 2016, which resulted in the reclassification of current deferred income tax assets to non-current deferred income tax assets and non-current deferred income tax liabilities on our consolidated balance sheets for fiscal 2017, 2016 and 2015.
_______________________________________________________________________________

(1)
Includes $16.0 million of after-tax restructuring charges, $0.4 million of after-tax amortization of purchase accounting step-up, $1.1 million of benefit from amounts received on a resolved asset recovery matter, $1.7 million non-recurring income tax net expense and $2.5 million of excess tax benefits for employee stock-based compensation.

(2)
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

(3)
Includes $19.0 million of after-tax amortization of purchase accounting step-up, $17.4 million of after tax costs related to the acquisition of Rofin, $8.4 million of after-tax restructuring charges, an after-tax charge of $1.9 million for the impairment of net assets of several entities held for sale, $1.8 million after-tax interest expense on the commitment of our term loan to finance the acquisition of Rofin, a $7.1 million after-tax gain on our hedge of our foreign exchange risk related to the commitment of our term loan and the issuance of debt to finance the acquisition of Rofin, a $3.4 million after-tax gain on our sale of previously owned Rofin shares and a benefit of $1.4 million from the closure of R&D tax audits.

(4)
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

(5)
Includes a charge of $1.3 million after tax for the impairment of our investment in SiOnyx, a $1.3 million after-tax charge for an accrual related to an ongoing customs audit, a benefit of $1.1 million from the renewal of the R&D tax credit for fiscal 2014 and a $1.3 million gain on our purchase of Tinsley in the fourth quarter of fiscal 2015.

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
We have applied the FAST Act Modernization and Simplification of Regulation S-K, which limits the discussion to the two most recent fiscal years. This discussion and analysis deals with comparisons of material changes in the consolidated financial statements for fiscal 2019 and fiscal 2018. For the comparison of fiscal 2018 and fiscal 2017, see the Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our 2018 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on November 27, 2018.
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

	Fiscal
	2019	2018

Net Sales—OEM Laser Sources	$886,676	$1,259,477
Net Sales—Industrial Lasers & Systems	$543,964	$643,096
Gross Profit as a Percentage of Net Sales—OEM Laser Sources	47.3%	52.7%
Gross Profit as a Percentage of Net Sales—Industrial Lasers & Systems	13.3%	26.7%
Research and Development Expenses as a Percentage of Net Sales	8.2%	7.0%
Income From Continuing Operations Before Income Taxes	$60,048	$361,555
Net Cash Provided by Operating Activities	$181,401	$236,111
Days Sales Outstanding in Receivables	67	67
Annualized Fourth Quarter Inventory Turns	2.1	2.2
Net Income From Continuing Operations as a Percentage of Net Sales	3.8%	13.0%
Adjusted EBITDA as a Percentage of Net Sales	18.1%	28.9%
Definitions and analysis of these performance indicators are as follows:
Net Sales
Net sales include sales of lasers, laser systems, related accessories and service. Net sales for fiscal 2019 decreased 29.6% in our OLS segment and decreased 15.4% in our ILS segment from fiscal 2018. For a description of the reasons for changes in net sales refer to the "Results of Operations" section below.
Gross Profit as a Percentage of Net Sales
Gross profit as a percentage of net sales ("gross profit percentage") is calculated as gross profit for the period divided by net sales for the period. Gross profit percentage for OLS decreased to 47.3% in fiscal 2019 from 52.7% in fiscal 2018. Gross profit percentage for ILS decreased to 13.3% in fiscal 2019 from 26.7% in fiscal 2018. For a description of the reasons for changes in gross profit refer to the "Results of Operations" section below.
Research and Development as a Percentage of Net Sales
Research and development as a percentage of net sales ("R&D percentage") is calculated as research and development expense for the period divided by net sales for the period. Management considers R&D percentage to be an important indicator in managing our business as investing in new technologies is a key to future growth. R&D percentage increased to 8.2% in fiscal 2019 from 7.0% in fiscal 2018. For a description of the reasons for changes in R&D spending refer to the "Results of Operations" section below.
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
Days Sales Outstanding in Receivables
We calculate days sales outstanding ("DSO") in receivables as net receivables at the end of the period divided by net sales during the period and then multiplied by the number of days in the period, using 360 days for years. DSO in receivables indicates how well we are managing our collection of receivables, with lower DSO in receivables resulting in higher working capital availability. The more money we have tied up in receivables, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business. Our DSO in receivables for fiscal 2019 remained unchanged at 67 days as compared to fiscal 2018.
Annualized Fourth Quarter Inventory Turns
We calculate annualized fourth quarter inventory turns as cost of sales during the fourth quarter annualized and divided by net inventories at the end of the fourth quarter. This indicates how well we are managing our inventory levels, with higher inventory turns resulting in more working capital availability and a higher return on our investments in inventory. Our annualized fourth quarter inventory turns for fiscal 2019 decreased to 2.1 turns from 2.2 turns in fiscal 2018 primarily as a result of a decrease in demand for sales of our large ELA tools, partially offset by the impact of lower inventories due to restructuring charges.
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
Below is the reconciliation of our net income from continuing operations as a percentage of net sales to our adjusted EBITDA as a percentage of net sales:

	Fiscal
	2019	2018
Net income from continuing operations as a percentage of net sales	3.8%	13.0%
Income tax expense	0.4%	6.0%
Interest and other income (expense), net	1.7%	1.9%
Depreciation and amortization	8.1%	6.0%
Purchase accounting step-up	—%	0.1%
Restructuring charges	1.6%	0.2%
Impairment (asset recoveries) and other charges	(0.1)%	—%
Stock-based compensation	2.6%	1.7%
Adjusted EBITDA as a percentage of net sales	18.1%	28.9%
SIGNIFICANT EVENTS
Restructuring
In June 2019, we announced our plans to co-locate the manufacturing and engineering of our High Power Fiber Lasers ("HPFL") products at our Hamburg, Germany, facility to our Tampere, Finland, location and exit a portion of our HPFL business, expected to be completed during fiscal 2020. In conjunction with this announcement, we recorded restructuring charges in fiscal 2019 of $19.7 million. The charges primarily relate to estimated severance and write-offs of excess inventory, which is recorded in cost of sales. See Note 18, "Restructuring Charges" in the Notes to Consolidated Financial Statements under Item 15 of this annual report for further discussion of the restructuring charges.
We have also announced our intent to vacate our leased facility in Santa Clara at the end of the current lease term in calendar 2020 and combine operations at our Santa Clara headquarters. We did not incur material expenses in fiscal 2019 related to this project.
Acquisitions, divestitures and related financing
On October 5, 2018, we acquired privately held Ondax, Inc. ("Ondax") for approximately $12.0 million, excluding transaction costs. Ondax develops and produces photonic components which are used on an OEM basis by the laser industry as well as incorporated into its own stabilized lasers and Raman Spectroscopy systems. See Note 4, "Business Combinations" in the Notes to Consolidated Financial Statements under Item 15 of this annual report for further discussion of the acquisition.
On October 5, 2018, we acquired certain assets of Quantum Coating, Inc. ("Quantum") for approximately $7.0 million, excluding transaction costs. See Note 4, "Business Combinations" in the Notes to Consolidated Financial Statements under Item 15 of this annual report for further discussion of the acquisition.
On April 27, 2018, we completed the sale of several entities that we acquired in the Rofin acquisition. See Note 19, "Discontinued Operations and Sale of Assets Held for Sale" in the Notes to Consolidated Financial Statements under Item 15 of this annual report for further discussion of the divestiture.
On March 8, 2018, we acquired privately held O.R. Lasertechnologie GmbH and certain assets of its U.S.-based affiliate (collectively "OR Laser") for approximately $47.4 million, excluding transaction costs. OR Laser produces laser-based material processing equipment for a variety of uses, including additive manufacturing, welding, cladding, marking, engraving and drilling. See Note 4, "Business Combinations" in our Notes to Consolidated Financial Statements under Item 15 of this annual report for further discussion of the acquisition.
Stock Repurchases
On October 28, 2018, our board of directors authorized a stock repurchase program for up to $250.0 million of our common stock through December 31, 2019, with a limit of no more than $75.0 million per quarter. During fiscal 2019, we repurchased and retired 603,828 shares of outstanding common stock under this program at an average price of $128.20 per share for a total of $77.4 million.

On February 6, 2018, our board of directors authorized a stock repurchase program authorizing the Company to repurchase up to $100.0 million of our common stock from time to time through January 31, 2019. During fiscal 2018, we repurchased and retired 574,946 shares of outstanding common stock under this program at an average price of $173.91 per share for a total of $100.0 million, thereby repurchasing the full amount authorized under this program.

RESULTS OF OPERATIONS—FISCAL 2019 AND 2018
Each of fiscal 2019 and fiscal 2018 consisted of 52 weeks.
Consolidated Summary
The following table sets forth, for the years indicated, the percentage of total net sales represented by the line items reflected in our consolidated statements of operations:

	Fiscal
	2019	2018
	(As a percentage of net sales)
Net sales	100.0%	100.0%
Cost of sales	66.0%	56.3%
Gross profit	34.0%	43.7%
Operating expenses:
Research and development	8.2%	7.0%
Selling, general and administrative	19.0%	15.4%
Gain on business combination	—%	—%
Impairment and other charges	—%	—%
Amortization of intangible assets	1.0%	0.6%
Total operating expenses	28.2%	23.0%
Income from operations	5.8%	20.7%
Other income (expense), net	(1.6)%	(1.7)%
Income from continuing operations before income taxes	4.2%	19.0%
Provision for income taxes	0.4%	6.0%
Net income from continuing operations	3.8%	13.0%
Net income from continuing operations for fiscal 2019 was $53.8 million ($2.22 per diluted share). This included $44.0 million of after-tax amortization of intangible assets, $31.5 million of after-tax stock-based compensation expense, $16.0 million of after-tax restructuring costs, $0.4 million of after-tax amortization of purchase accounting step up, $1.7 million non-recurring income tax net expense, $2.5 million of excess tax benefits for employee stock-based compensation and $1.1 million of benefit from amounts received on a resolved asset recovery matter.
Net income from continuing operations for fiscal 2018 was $247.4 million ($9.95 per diluted share). This included $42.8 million of after-tax amortization of intangible assets, $27.7 million of after-tax stock-based compensation expense, $2.9 million of after-tax restructuring costs, $0.7 million of after-tax acquisition costs, $0.6 million of after-tax amortization of purchase accounting step up, $0.8 million of impairment and other charges, $25.5 million of a largely one time additional income tax expense due to the provisions of the U.S. Tax Cuts and Jobs Act, $3.4 million of tax charges for valuation allowances and $12.8 million of excess tax benefits for employee stock-based compensation.
Backlog
Backlog represents orders which we expect to be shipped within 12 months and the current portion of service contracts. Orders used to compute backlog are generally cancellable and, depending on the notice period, are subject to rescheduling by our customers without substantial penalties. We have not historically experienced a significant rate of cancellation or rescheduling, however the rate of cancellations or rescheduling may increase in the future. In the first quarter of fiscal 2019, one customer cancelled three purchase orders which included $38.2 million of orders shippable within 12 months of fiscal 2018 year-end and which was included in backlog as of fiscal 2018 year-end. We reached agreement with this customer for a cancellation fee of $7.0 million in the first quarter of fiscal 2019.
We had a backlog of orders shippable within 12 months of $502.1 million at September 28, 2019, including a significant concentration in the flat panel display market (25%) for customers which are primarily located in Asia.

Net Sales
Market Application
The following table sets forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by market application (dollars in thousands):

	Fiscal 2019		Fiscal 2018
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Microelectronics	$632,176	44.2%	$1,036,354	54.5%
Materials processing	404,878	28.3%	520,904	27.4%
OEM components and instrumentation	266,788	18.6%	220,823	11.6%
Scientific and government programs	126,798	8.9%	124,492	6.5%
Total	$1,430,640	100.0%	$1,902,573	100.0%
During fiscal 2019, net sales decreased by $471.9 million, or 25%, compared to fiscal 2018, with decreases in the microelectronics and materials processing markets, partially offset by increases in the OEM components and instrumentation market. Ondax, which we acquired on October 5, 2018, contributed $6.4 million in incremental net sales to the materials processing market in the ILS segment in fiscal 2019. In fiscal 2019, we continued to experience weaker demand in the microelectronics and materials processing markets. Entering fiscal 2020, we have started seeing indications which could lead to increased future demand in the microelectronics flat panel display market, but this is balanced by possible continuing headwinds in the global materials processing industry.
During fiscal 2019, microelectronics sales decreased $404.2 million, or 39%, compared to fiscal 2018 primarily due to weaker demand resulting in lower shipments related to ELA tools used in the flat panel display market including lower revenues from consumable service parts, and was partially offset by a fee of $7.0 million related to the cancellation of orders from one customer for our ELA tools. In microelectronics, we expect that ELA tools orders on hand and expected to be received in the first half of fiscal 2020 will be sufficient to cover our build plan for fiscal 2020. With recent public reports of new fab construction planned between now and 2023, we believe this may mark the beginning of "phase 2" in the next buildout of OLED manufacturing capacity, however the ultimate timing remains uncertain. Some of these new fabs are expected to produce flexible OLED, which also drives incremental investment in laser lift-off systems. In semiconductor applications within the microelectronics market, we expect semiconductor capital equipment spending to decline in fiscal 2020, but we believe we may outperform the market with increasing demand from internet connectivity (IoT) and automotive applications. In advanced packaging applications, we expect lower shipments in fiscal 2020 with the return to growth dependent on 5G mobile wireless network technology.
Materials processing sales decreased $116.0 million, or 22%, during fiscal 2019 primarily due to decreased sales in marking, cutting and welding applications, primarily in China and Europe, and to a lesser extent in the United States. In fiscal 2019, our sales into the Chinese market were negatively impacted by tariffs on U.S. goods, macro trade discussions, increasing participation of Chinese laser manufacturers, and stronger price competition for fiber laser products in certain end markets. As a result of the fiber laser pricing pressures in China, we are now primarily focusing our production and selling efforts on markets and applications for our adjustable radial mode ("ARM") based fiber laser products. Materials processing orders in fiscal 2019 decreased from the previous year, particularly in China where trade issues with the United States, including the desire to avoid tariff-inflated inventory, and weak domestic demand persist. In Europe, its largest economy, Germany, recently published their lowest PMI number in recent history and decreased its growth forecast to 1% for calendar year 2020. The global machine tool business has been particularly impacted due to lower spending in the automotive sector. We expect these issues to continue to negatively impact sales into the materials processing end market, but expect growth of medical device manufacturing in North America, Europe and China.
The increase in the OEM components and instrumentation market of $46.0 million, or 21%, during fiscal 2019 was primarily due to higher sales for military, medical and bio-instrumentation applications. Within OEM components and instrumentation applications, we are seeing strong growth in directed-energy programs, with additional opportunities in target designation and countermeasures. We believe demand in the bio-instrumentation and medical markets remains strong with increased clinical adoption of cell-based therapies such as immuno-oncology and we have introduced a new subsystem that offers enhanced capabilities in a smaller footprint. We are also well-positioned in the cytometry and imaging markets and in the medical OEM business, we saw growth in dental, aesthetic and surgical consumables.

The increase in scientific and government programs market sales of $2.3 million, or 2%, during fiscal 2019 was primarily due to higher demand for advanced research applications used by university and government research groups, particularly in the United States. We expect demand in the scientific and government programs market to continue to fluctuate from quarter to quarter.
The timing for shipments of our higher average selling price excimer products in the flat panel display market has historically fluctuated and is expected to continue to fluctuate from quarter-to-quarter due to customer scheduling, market conditions, our ability to manufacture these products and/or availability of critical component parts and supplies. As a result, the timing to convert orders for these products to net sales will likely fluctuate from quarter-to-quarter.
We have historically generally experienced decreased revenue in the first fiscal quarter compared to other quarters in our fiscal year due to the impact of time off and business closures at our facilities and those of many of our customers due to year-end holidays. For example, over the past 10 years, excluding certain recovery years, our first fiscal quarter revenues have ranged 2%-17% below the fourth quarter of the prior fiscal years.
In fiscal 2019 and 2018, one customer accounted for 17% and 26% of net sales, respectively.
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
The following table sets forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by segment (dollars in thousands):

	Fiscal 2019		Fiscal 2018
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
OEM Laser Sources (OLS)	$886,676	62.0%	$1,259,477	66.2%
Industrial Lasers & Systems (ILS)	543,964	38.0%	643,096	33.8%
Total	$1,430,640	100.0%	$1,902,573	100.0%
Net sales for fiscal 2019 decreased $471.9 million, or 25%, compared to fiscal 2018, with decreases of $372.8 million, or 30%, in our OLS segment and decreases of $99.1 million, or 15%, in our ILS segment. The fiscal 2019 decreases in both OLS and ILS segment sales included decreases due to the unfavorable impact of foreign exchange rates.
The decrease in our OLS segment sales in fiscal 2019 was primarily due to weaker demand resulting in lower shipments of ELA tools used in the flat panel display market and lower revenues from consumable service parts.
The decrease in our ILS segment sales from fiscal 2018 to fiscal 2019 was primarily due to lower sales for materials processing and microelectronics applications, partially offset by higher sales for medical and military applications within the OEM components and instrumentation market.
Gross Profit
Consolidated
Our gross profit percentage decreased by 9.7% to 34.0% in fiscal 2019 from 43.7% in fiscal 2018. The decrease included a 1.1% unfavorable impact primarily related to the write-off of inventories and severance costs due to our exit from a portion of our HPFL business in Hamburg, Germany. The decrease also included an 0.7% unfavorable impact of higher amortization of intangibles due to our acquisition of OR Laser in the second quarter of fiscal 2018 and Ondax in the first quarter of fiscal 2019, as well as the impact of lower sales partially offset by the favorable impact of foreign exchange rates. Excluding the 1.8% unfavorable impact of the restructuring charges and higher amortization of intangibles, gross profit percentage decreased 7.9% compared to fiscal 2018 primarily due to unfavorable product margins (4.6%), higher other costs (2.2%) and higher warranty and installation costs (1.0%) as a percentage of sales. The unfavorable product margins were in both segments and were primarily due to the impact from the unfavorable absorption of manufacturing costs on lower volumes and unfavorable mix from lower shipments of higher margin ELA tools and consumable service parts used in the flat panel display market, partially offset by the 0.3% favorable impact of a fee of $7.0 million related to the cancellation of orders from one customer for our ELA tools. Product costs were also impacted by the unfavorable mix in shipments for several applications in our ILS segment, partially offset by the favorable impact on costs due to the weaker Euro. Other costs were higher primarily due to higher inventory provisions for excess and obsolete inventory and higher duty expenses in certain business units as a percentage of sales including the impact of lower sales volumes. The higher warranty and installation costs were in our ILS segment and included higher warranty events with the largest impact from fiber lasers, primarily sold into China, as well as the impact of lower sales volumes.
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
OEM Laser Sources
Our OLS gross profit percentage decreased by 5.4% to 47.3% in fiscal 2019 from 52.7% in fiscal 2018 primarily due to unfavorable product margins (4.0%) as a result of unfavorable absorption of manufacturing costs on lower volumes and lower shipments of higher margin flat panel display systems as well as higher other costs (1.5%) due to higher inventory provisions for excess and obsolete inventory in certain business units and higher freight and duty costs as a percentage of sales. The lower margins within the flat panel display systems market included the unfavorable impact of lower shipments of ELA tools and consumable service parts, partially offset by the 0.4% favorable impact of a fee of $7.0 million related to the cancellation of orders from one customer for our ELA tools and the favorable impact of the weaker Euro. Partially offsetting the decrease in gross profit percentage was the 0.1% favorable impact of lower warranty costs due to fewer warranty events in the microelectronics market net of the unfavorable impact of lower sales.
Industrial Lasers & Systems
Our ILS gross profit percentage decreased by 13.4% to 13.3% in fiscal 2019 from 26.7% in fiscal 2018. The decrease included a 2.9% unfavorable impact primarily related to the write-off of inventories and severance costs due to our exit from a portion of our HPFL business in Hamburg, Germany. The decrease also included the 1.2% unfavorable impact of higher amortization of intangibles due to our acquisition of OR Laser in the second quarter of fiscal 2018 and Ondax in the first quarter of fiscal 2019 as well as the impact of lower sales, partially offset by the favorable impact of foreign exchange rates. Excluding the 4.1% unfavorable impact of the restructuring charges and purchase accounting adjustments, gross profit percentage decreased 9.3% compared to fiscal 2018 primarily due to unfavorable product costs (3.5%) including unfavorable absorption of manufacturing costs on lower volumes over multiple products and higher other costs (3.3%) including higher inventory provisions for excess and obsolete inventory and higher shipping and duty charges as a percentage of sales. In addition, gross profit percentage was unfavorably impacted (2.5%) by higher warranty events particularly for our HPFL and global tools products sold in China.
Operating Expenses
The following table sets forth, for the periods indicated, the amount of operating expenses and their relative percentages of total net sales by the line items reflected in our consolidated statement of operations (dollars in thousands):

	Fiscal 2019		Fiscal 2018
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$117,353	8.2%	$132,586	7.0%
Selling, general and administrative	272,257	19.0%	293,632	15.4%
Impairment and other charges	—	—%	766	—%
Amortization of intangible assets	13,760	1.0%	10,690	0.6%
Total operating expenses	$403,370	28.2%	$437,674	23.0%
Research and development
Fiscal 2019 research and development ("R&D") expenses decreased $15.2 million, or 11%, from fiscal 2018, but increased to 8.2% of sales, compared to 7.0% in fiscal 2018. The decrease in R&D expenses was primarily due to $15.2 million lower spending on headcount and materials, higher customer reimbursements and the favorable impact of foreign exchange rates (primarily the weaker Euro). The lower headcount spending included lower variable compensation, the impact of headcount reductions and higher savings from company holiday shutdowns (two holiday shutdown periods in fiscal 2019 versus one in fiscal 2018) partially offset by restructuring costs for severance due to our exit from a portion of our HPFL business in Hamburg, Germany. R&D expenses also decreased $0.8 million as a result of lower charges for increases in deferred compensation plan liabilities and by $0.3 million as a result of lower stock-based compensation. Partially offsetting these decreases, R&D expenses increased $1.1 million in incremental spending due to expenses incurred by OR Laser, which we acquired in the second quarter of fiscal 2018, and Ondax, which we acquired in the first quarter of fiscal 2019.
On a segment basis as compared to fiscal 2018, OLS R&D spending decreased $3.4 million in fiscal 2019 primarily due to lower net spending on headcount and materials, higher customer reimbursements and the favorable impact of foreign exchange rates. ILS R&D spending decreased $5.7 million primarily due to lower net spending on headcount and materials, higher customer reimbursements and the favorable impact of foreign exchange rates, partially offset by higher restructuring costs for severance and the acquisitions of OR Laser and Ondax. Corporate and other R&D spending decreased $6.1 million primarily due to lower headcount spending in our Advanced Research Business unit, lower charges for increases in deferred compensation plan liabilities and lower stock-based compensation.
Selling, general and administrative
Fiscal 2019 selling, general and administrative ("SG&A") expenses decreased $21.4 million, or 7%, from fiscal 2018. The decrease was primarily due to $12.8 million lower spending on headcount due to lower variable compensation, the favorable impact of foreign exchange rates, higher savings from company holiday shutdowns and the impact of lower headcount offset by higher restructuring and other severance costs. SG&A expenses also decreased due to $11.7 million lower variable spending and $2.8 million lower charges for increases in deferred compensation plan liabilities. The lower variable spending includes lower spending on legal, consulting and infrastructure related to integration activities, acquisitions and compliance with the terms of our credit agreement (the "Credit Agreement"), the favorable impact of foreign exchange rates and a $1.3 million benefit from amounts received on a resolved asset recovery matter, partially offset by higher bad debt expense of $3.1 million for specific customers primarily located in Asia and Europe. The decreases were offset by $3.5 million higher stock-based compensation expense and $2.4 million higher incremental spending due to expenses incurred by OR Laser, which we acquired in the second quarter of fiscal 2018, and Ondax, which we acquired in the first quarter of fiscal 2019.
On a segment basis as compared to fiscal 2018, OLS SG&A expenses decreased $10.5 million primarily due to lower spending on variable compensation, lower other variable spending and the favorable impact of foreign exchange rates. ILS SG&A spending decreased $6.3 million primarily due to lower variable compensation, lower spending on benefits and salaries, the favorable impact of foreign exchange rates and lower other variable spending, partially offset by the acquisitions of OR Laser and Ondax. Corporate and other SG&A spending decreased $4.6 million primarily due to lower charges for the deferred compensation plan, lower variable compensation, and lower spending on legal, consulting and infrastructure related to integration activities, acquisitions and compliance with the terms of the Credit Agreement, all of which was partially offset by higher stock-based compensation expense.
Impairment and other charges
In the fourth quarter of fiscal 2017, management decided to sell several entities that were acquired in the Rofin acquisition. Although the sale was not completed as of the end of fiscal 2017, we recorded a non-cash impairment charge of $2.9 million to operating expense in our results of operations in the fourth quarter of fiscal 2017 to reduce our carrying value in these entities to fair value. We completed the sale of these entities on April 27, 2018. In fiscal 2018, we recorded additional charges of $0.3 million related to the impairment and sale of these entities. See Note 19, "Discontinued Operations and Sale of Assets Held for Sale" in the Notes to Consolidated Financial Statements under Item 15 of this annual report for further discussion. In addition, in fiscal 2018, we recorded impairment charges of $0.5 million to reduce the carrying value of a building to its fair value.
Amortization of intangible assets
Amortization of intangible assets increased $3.1 million, or 29%, from fiscal 2018 to fiscal 2019 primarily due to the acceleration of amortization for an abandoned in-process research and development project ($4.7 million) due to our decision in the third quarter of fiscal 2019 to exit from a portion of our HPFL business in Hamburg, Germany, and amortization of intangibles related to our acquisitions of Ondax and Quantum assets in the first quarter of fiscal 2019. The increases were partially offset by the favorable impact of foreign exchange rates and the completion of the amortization of certain intangibles from acquisitions.
Other income (expense), net

Other income (expense), net, changed by $8.4 million to other expense of $23.0 million in fiscal 2019 from other expense of $31.5 million in fiscal 2018. The lower expenses were primarily due to $6.7 million lower interest expense and $5.5 million lower foreign exchange losses, partially offset by $3.7 million lower gains, net of expenses, on our deferred compensation plan assets and $0.9 million higher expense from the non-service portion of periodic pension costs. Interest expense decreased primarily due to lower amortization of bond issue costs related to our Euro senior secured term loan facility (the "Euro Term Loan") and lower interest on the Euro Term Loan due to voluntary additional payments of principal and an interest rate reduction in fiscal 2018, partially offset by higher interest expense on line of credit borrowings made in the first quarter of fiscal 2019.
Income taxes
On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was enacted. The Tax Act changes are broad and complex. We elected to pay the one-time transition tax calculated under the Tax Act over a period of up to eight years. There may be an ongoing impact of the Tax Act due to changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act and any changes in accounting standards for income taxes. Additionally, long-standing international tax policies that determine each country’s jurisdiction to tax cross-border international trade are evolving as a result of the Base Erosion and Profit Shifting reporting requirements implemented by the Organization for Economic Co-operation and Development. As these tax laws and regulations change, our future financial results could be materially impacted. Based on the unpredictability of these possible changes, it is very difficult to assess whether the overall effect of such potential tax changes would be cumulatively positive or negative for our earnings and cash flow. Such changes could, however, adversely impact our financial results.
The effective tax rate on income from continuing operations before income taxes for fiscal 2019 of 10.4% was lower than the U.S. federal tax rate of 21.0% primarily due to the tax benefit from losses of our German subsidiaries, which are subject to higher tax rates than U.S. tax rates, adjustments related to the Tax Act's transition tax, the net excess tax benefits from restricted stock unit vesting, the benefit of federal research and development tax credits and our Singapore and South Korea tax exemptions. These amounts were partially offset by an accrual for foreign withholding taxes on certain current year foreign earnings not considered permanently reinvested, stock-based compensation not deductible for tax purposes and limitations on the deductibility of compensation under Internal Revenue Code (“IRC”) Section 162(m).
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
Coherent Singapore made an additional capital contribution to Coherent Korea in fiscal 2019 to take advantage of the High-Tech tax exemption provided by the Korean authorities. The High-Tech tax exemption is effective retroactively to the beginning of fiscal 2019. The impact of this tax exemption decreased Coherent Korea income taxes by approximately $2.4 million in fiscal 2019. The benefit of the tax holiday on net income per diluted share was $0.10.
In October 2016, Coherent Singapore received an amended Pioneer Status tax exemption from the Singapore authorities effective from fiscal 2012 through fiscal 2021. The tax holiday continues to be conditional upon our meeting certain revenue, business spending and employment thresholds. The impact of this tax exemption decreased Coherent Singapore income taxes by approximately $3.9 million and $2.5 million in fiscal 2019 and 2018, respectively. The benefits of the tax holiday on net income per diluted share were $0.16 and $0.10, respectively.

FINANCIAL CONDITION
Liquidity and capital resources
At September 28, 2019, we had assets classified as cash and cash equivalents and short-term investments, in an aggregate amount of $306.0 million, compared to $310.6 million at September 29, 2018. In addition, at September 28, 2019, we had $12.8 million of restricted cash. At September 28, 2019, approximately $240.3 million of our cash and securities was held in certain of our foreign subsidiaries and branches, $228.4 million of which was denominated in currencies other than the U.S. dollar. Cash held by foreign subsidiaries includes cash in certain entities where we intend to permanently reinvest our accumulated earnings and our current plans do not demonstrate a need for these funds to support our domestic operations. If, however, a portion of these funds are needed for and distributed to our operations in the United States, we may be subject to additional foreign withholding taxes and certain state taxes. The amount of the U.S. and foreign taxes due would depend on the amount and manner of repatriation, as well as the location from where the funds are repatriated. We historically asserted our intention to indefinitely reinvest foreign earnings. In December 2017, we reevaluated our assertion as a result of the enactment of the Tax Act and no longer consider certain foreign earnings to be indefinitely reinvested in our foreign subsidiaries. We actively monitor the third-party depository institutions that hold these assets, primarily focusing on the safety of principal and secondarily maximizing yield on these assets. We diversify our cash and cash equivalents and investments among various financial institutions, money market funds, sovereign debt and other securities in order to reduce our exposure should any one of these financial institutions or financial instruments fail or encounter difficulties. To date, we have not experienced any material loss or lack of access to our invested cash, cash equivalents or short-term investments. However, we can provide no assurances that access to our invested cash, cash equivalents or short-term investments will not be impacted by adverse conditions in the financial markets.
See ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK below for more information about risks and trends related to foreign currencies.
Sources and Uses of Cash
Historically, our primary source of cash has been provided by operations. Other sources of cash in the past three fiscal years include proceeds from our Euro Term Loan used to finance our acquisition of Rofin, proceeds received from the sale of our stock through our employee stock purchase plan as well as borrowings under our revolving credit facility ("Revolving Credit Facility"). Our historical uses of cash have primarily been for acquisitions of businesses and technologies, the repurchase of our common stock, capital expenditures and debt issuance costs. Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our Consolidated Statements of Cash Flows and notes thereto (in thousands):

	Fiscal
	2019	2018
Net cash provided by operating activities	$181,401	$236,111
Purchases of property and equipment	(83,283)	(90,757)
Acquisition of businesses, net of cash acquired	(18,881)	(45,448)
Proceeds from sale of discontinued operation (the Hull Business)	—	25,000
Proceeds from sales of other entities	—	6,250
Borrowings, net of repayments	263	(173,252)
Issuance of shares under employee stock plans	11,811	10,574
Repurchase of common stock	(77,410)	(100,000)
Net settlement of restricted common stock	(15,179)	(36,320)
Net cash provided by operating activities decreased by $54.7 million in fiscal 2019 compared to fiscal 2018. The decrease in cash provided by operating activities in fiscal 2019 was primarily due to lower net income and lower cash flows from income taxes payable and deferred taxes, partially offset by higher cash flows from accounts receivable, inventories, deferred revenue and accrued payroll. We believe that our existing cash, cash equivalents and short term investments combined with cash to be provided by operating activities and amounts available under our Revolving Credit Facility will be adequate to cover our working capital needs and planned capital expenditures for at least the next 12 months to the extent such items are known or are reasonably determinable based on current business and market conditions. However, we may elect to finance certain of our capital expenditure requirements through other sources of capital. We continue to follow our strategy to further strengthen our financial position by using available cash flow to fund operations.
We intend to continue to consider acquisition opportunities at valuations we believe are reasonable based upon market conditions. However, we cannot accurately predict the timing, size and success of our acquisition efforts or our associated potential capital commitments. Furthermore, we cannot assure you that we will be able to acquire businesses on terms acceptable to us. We expect to fund future acquisitions, if any, through existing cash balances and cash flows from operations (as in our acquisition of OR Laser, Ondax and certain Quantum assets) and additional borrowings (as in our acquisition of Rofin). If required, we will consider the issuance of securities. The extent to which we will be willing or able to use our common stock to make acquisitions will depend on its market value at the time and the willingness of potential sellers to accept it as full or partial payment.
In fiscal 2018, we made debt principal payments of $170.1 million, including voluntary prepayments of $162.1 million, recorded interest expense on the Euro Term Loan of $14.9 million and recorded $9.6 million amortization of debt issuance costs.
In fiscal 2019, we made debt principal payments of $7.5 million, recorded interest expense on the Euro Term Loan of $11.7 million and recorded $4.6 million amortization of debt issuance costs. On November 20, 2018, we borrowed an additional $40.0 million under our Revolving Credit Facility, subsequently repaid $30.0 million of these borrowings on July 29, 2019 and recorded interest expense related to it of $1.9 million in fiscal 2019.
On October 5, 2018, we acquired privately held Ondax for approximately $12.0 million, excluding transaction costs. On October 5, 2018, we acquired certain assets of Quantum for approximately $7.0 million, excluding transaction costs. On March 8, 2018, we acquired privately held OR Laser for approximately $47.4 million, excluding transaction costs.
On April 27, 2018, we completed the sale of several entities that we acquired in the Rofin acquisition for approximately $6.3 million.
On February 6, 2018, our board of directors authorized a stock repurchase program authorizing the Company to repurchase up to $100.0 million of our common stock from time to time through January 31, 2019. During fiscal 2018, we repurchased and retired 574,946 shares of outstanding common stock under this program at an average price of $173.91 per share for a total of $100.0 million, thereby repurchasing the full amount authorized under this program. See Note 12, "Stock Repurchases" in the Notes to Consolidated Financial Statements.
On October 28, 2018, our board of directors authorized a stock repurchase program authorizing the Company to repurchase up to $250.0 million of our common stock through December 31, 2019, with a limit of no more than $75.0 million per quarter. During fiscal 2019, we repurchased and retired 603,828 shares of outstanding common stock under this program at an average price of $128.20 per share for a total of $77.4 million. See Note 12, "Stock Repurchases" in the Notes to Condensed Consolidated Financial Statements.

Additional sources of cash available to us were international currency lines of credit and bank credit facilities totaling $26.0 million as of September 28, 2019, of which $20.8 million was unused and available. These unsecured international credit facilities were used in Europe and Japan during fiscal 2018. As of September 28, 2019, we had utilized $5.2 million of the international credit facilities as guarantees in Europe.
Our ratio of current assets to current liabilities increased to 4.6:1 at September 28, 2019 compared to 3.3:1 at September 29, 2018. The increase in our ratio was primarily due to lower income taxes payable, partially offset by decreases in our ratio due to lower accounts receivable and inventories. Our cash and cash equivalents, short-term investments and working capital are as follows (in thousands):

	Fiscal
	2019	2018
Cash and cash equivalents	$305,833	$310,495
Short-term investments	120	120
Working capital	854,507	865,664
Contractual Obligations and Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as defined by Regulation S-K of the Securities Act of 1933. The following summarizes our contractual obligations at September 28, 2019 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating lease payments	$66,290	$19,578	$24,984	$10,973	$10,755
Asset retirement obligations	5,545	155	932	2,652	1,806
Debt principal, interest and fees	460,689	26,504	44,748	389,437	—
Pension obligations	60,437	2,197	4,576	5,287	48,377
Purchase commitments for inventory	60,923	59,849	538	536	—
Purchase obligations-other	17,096	12,893	1,868	2,335	—
Total	$670,980	$121,176	$77,646	$411,220	$60,938
Because of the uncertainty as to the timing of such payments, we have excluded cash payments related to our contractual obligations for our deferred compensation plans aggregating $42.9 million at September 28, 2019. As of September 28, 2019, we had gross unrecognized tax benefits of $63.9 million which includes penalties and interest of $5.8 million. Approximately $37.4 million has been recorded as a noncurrent liability. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligation table.
Changes in financial condition
Cash provided by operating activities in fiscal 2019 was $181.4 million, which included depreciation and amortization of $116.4 million, net income of $53.8 million, stock-based compensation expense of $36.5 million, non-cash restructuring charges of $12.6 million and amortization of debt issue costs of $4.6 million, partially offset by cash used by operating assets and liabilities of $19.1 million (primarily lower income taxes payable, accounts payable, customer deposits and deferred income net of lower accounts receivable and lower inventories) and net decreases in deferred tax assets of $14.9 million. Cash provided by operating activities in fiscal 2018 was $236.1 million, which included net income of $247.4 million, depreciation and amortization of $113.4 million, stock-based compensation expense of $32.7 million, net decreases in deferred tax assets of $16.6 million and amortization of debt issue costs of $9.6 million, partially offset by cash used by operating assets and liabilities of $187.1 million (primarily increases in inventories, increases in accounts receivable, decreases in deferred income and decreases in accrued payroll).
Cash used in investing activities in fiscal 2019 was $100.3 million, which included $78.0 million, net of proceeds from dispositions, used to acquire property and equipment and to purchase and upgrade buildings, $18.9 million net of cash acquired to purchase Ondax and Quantum and $3.4 million invested in 3D-Micromac AG, a private company in Germany. Cash used in investing activities in fiscal 2018 was $67.7 million, which included $86.4 million, net of proceeds from dispositions, used to acquire property and equipment and to purchase and upgrade buildings and $45.4 million net of cash acquired to purchase OR

Laser partially offset by $32.3 million net sales of available-for-sale securities, $25.0 million proceeds from the sale of discontinued operations and $6.3 million proceeds from the sale of other entities.
Cash used in financing activities in fiscal 2019 was $80.5 million, which included $77.4 million used to repurchase shares of our common stock and $15.2 million outflows due to net settlement of restricted stock units, partially offset by $11.8 million generated from our employee stock purchase plans and $0.3 million net debt borrowings. Cash used in financing activities in fiscal 2018 was $299.0 million, which included $173.3 million net debt payments, $100.0 million in repurchases of our common stock and $36.3 million outflows due to net settlement of restricted stock units, partially offset by $10.6 million generated from our employee stock purchase plans.
Changes in exchange rates in fiscal 2019 resulted in a decrease in cash balances of $6.0 million. Changes in exchange rates in fiscal 2018 resulted in a decrease in cash balances of $2.4 million.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2, "Significant Accounting Policies" in the Notes to Consolidated Financial Statements under Item 15 of this annual report for a full description of recent accounting pronouncements, including the respective dates of adoption or expected adoption and effects on our consolidated financial position, results of operations and cash flows.

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
Revenue Recognition
Revenue is recognized when transfer of control to the customer occurs in an amount reflecting the consideration that we expect to be entitled. We determine revenue recognition by applying the following five-step approach: (1) identification of the contract, or contracts, with a customer; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when, or as, we satisfy each performance obligation.
The transaction price is determined based on the consideration to which we will be entitled in exchange for transferring goods or services to the customer adjusted for estimated variable consideration, if any, as more fully described in Note 2, "Significant Accounting Policies - Revenue Recognition," in the Notes to Consolidated Financial Statements under Item 15 of this annual report. The majority of products and services offered by us have readily observable selling prices. As a part of our stand-alone selling price policy, we review product pricing on a periodic basis to identify any significant changes and revise our expected selling price assumptions as appropriate. Revenue is generally recognized when control of the product is transferred to the customer (i.e., when our performance obligation is satisfied), which typically occurs at shipment but which can occur over time for certain of our maintenance, extended warranty or custom product contracts. When goods or services have been delivered to the customer, but all conditions for revenue recognition have not been met, deferred revenue and deferred costs are recorded on our consolidated balance sheet. Recognizing revenue over time also includes an estimation of the progress towards completion based on the projected costs for the contract.
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
Goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired (See Note 8, "Goodwill and Intangible Assets" in the Notes to Consolidated Financial Statements under Item 15 of this annual report). We generally perform our annual impairment tests during the fourth quarter of each fiscal year using the opening balance sheet as of the first day of the fourth fiscal quarter, with any resulting impairment recorded in the fourth quarter of the fiscal year.
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
For both our OLS and ILS reporting units, we elected to bypass the qualitative assessment in fiscal 2019 and proceeded directly to performing the first step of goodwill impairment, the quantitative analysis. Accordingly, we performed the Step 1 test during the fourth quarter of fiscal 2019. We determined the fair value of the reporting unit for the Step 1 test using a 50-50% weighting of the Income (discounted cash flow) approach and Market (market comparable) approach. The Income approach utilizes the discounted cash flow model to provide an estimation of fair value based on the cash flows that a business expects to generate. These cash flows are based on forecasts developed internally by management which are then discounted at an after tax rate of return required by equity and debt market participants of a business enterprise. Our assumptions used in the forecasts are based on historical data, supplemented by current and anticipated market conditions, estimated growth rates and management’s plans. The rate of return or cost of capital is weighted based on the capitalization of comparable companies. We utilized a discount rate for each of our reporting units that represents the risks that our businesses face, considering their sizes, their current economic environment and other industry data as we believe is appropriate. The discount rates for our OLS and ILS reporting units were 12.0% and 12.5%, respectively. The Market approach determines fair value by comparing the reporting units to comparable companies in similar lines of business that are publicly traded. The selection of comparable companies is based on the markets in which the reporting units operate giving consideration to risk profiles, size, geography and diversity of products and services. Total Enterprise Value (TEV) multiples such as TEV to revenues and TEV to earnings (if applicable) before interest and taxes of the publicly traded companies are calculated. We utilized multiples for each of our reporting units that represent the risks that our businesses face, considering their sizes, their current economic environment and other industry data as we believe is appropriate. For example, the TEV to FTM (forward twelve months) Revenue multiples for our OLS and ILS reporting units were 2.0 and 1.4, respectively. These multiples are then applied to the applicable reporting unit's operating results to obtain an estimate of fair value. Each of these two approaches captures aspects of value in each reporting unit. The Income approach captures our expected future performance, and the Market approach captures how investors view the reporting units through other competitors. We believe these valuation approaches are proven valuation techniques and methodologies for our industry and are widely accepted by investors. As neither was perceived by us to deliver any greater indication of value than the other, and neither approach individually computed a fair value less than the carrying value of the segment, we weighted each of the approaches equally. Management completed and reviewed the results of the Step 1 analysis and concluded that an impairment charge was not required as the estimated fair values of the OLS and ILS reporting units were substantially in excess of their carrying values. The ILS reporting unit has a higher level of sensitivity to impairment as management currently assesses the various estimates and assumptions, including the discount rates, future net sales, long term growth rates and margin forecasts, used to conduct these tests. Adverse changes to one or more of these estimates or assumptions could cause us to recognize a material impairment charge on the ILS reporting unit in future periods. At the beginning of the fourth quarter of fiscal 2019, the estimated fair value of the OLS and ILS reporting unit exceeded its carrying value by approximately 246% and 61%, respectively.
At September 28, 2019, we had $427.1 million of goodwill ($96.8 million OLS and $330.3 million in ILS), $84.8 million of purchased intangible assets and $323.4 million of property and equipment on our consolidated balance sheet.
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
Warranty Reserves
We provide warranties on the majority of our product sales and allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires us to make estimates of product return rates and expected costs to repair or replace the products under warranty. We currently establish warranty reserves based on historical warranty costs for each product line. The weighted average warranty period covered is approximately 15 to 18 months. If actual return rates and/or repair and replacement costs differ significantly from our estimates, adjustments to cost of sales may be required in future periods.
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
During fiscal 2019, we increased our valuation allowance on deferred tax assets by $7.8 million to $41.5 million, primarily due to the net operating losses generated from certain foreign entities and California research and development tax credits, which are not expected to be recognized. As of September 28, 2019, we had U.S. federal deferred tax assets related to research and development credits and other tax attributes that can be used to offset federal taxable income in future periods. These credit carryforwards will expire if they are not used within certain time periods. Management determined that there is sufficient positive evidence to conclude that it is more likely than not sufficient taxable income will exist in the future allowing us to recognize these deferred tax assets.
We historically asserted our intention to indefinitely reinvest foreign earnings. In December 2017, we reevaluated our assertion as a result of the enactment of the Tax Act and no longer consider certain foreign earnings to be indefinitely reinvested in our foreign subsidiaries. As a result of this change in assertion, we recorded a $14.6 million tax expense against our foreign earnings that are not indefinitely reinvested as of fiscal 2019. This is mainly related to foreign withholding taxes and state income taxes. We have not provided deferred taxes on other foreign earnings and profits of $451.6 million that are still considered indefinitely reinvested and may be subject to additional foreign withholding taxes and certain state taxes if repatriated. We also have not recognized any deferred taxes for outside basis differences in foreign subsidiaries.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk disclosures
We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.
Interest rate sensitivity
A portion of our investment portfolio is composed of fixed income securities. These securities are subject to interest rate risk and will fall in value if market interest rates increase. If interest rates were to increase immediately (whether due to changes in overall market rates or credit worthiness of the issuers of our individual securities) and uniformly by 10% from levels at fiscal 2019 year-end, the fair value of the portfolio, based on quoted market prices in active markets involving similar assets, would decline by an immaterial amount due to their short-term maturities. We have the ability to generally hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. If necessary, we may sell short-term investments prior to maturity to meet our liquidity needs.
At each of fiscal 2019 and 2018 year-ends, the fair value of our available-for-sale debt securities was $0.1 million, all of which was classified as short-term investments. There were no gross unrealized gains and losses on available-for-sale debt securities at fiscal 2019 or 2018 year-end.
We are exposed to market risks related to fluctuations in interest rates related to our Euro Term Loan. As of September 28, 2019, we owed $398.9 million on this loan with an interest rate of 2.75%. We performed a sensitivity analysis on the outstanding portion of our debt obligation as of September 28, 2019. Should the current average interest rate increase or decrease by 10%, the resulting annual increase or decrease to interest expense would be approximately $1.1 million as of September 28, 2019.
Foreign currency exchange risk
We maintain operations in various countries outside of the United States and have foreign subsidiaries that manufacture and sell our products in various global markets. The majority of our sales are transacted in U.S. dollars. However, we do generate revenues in other currencies, primarily the Euro, the Japanese Yen, the South Korean Won, the Singapore Dollar and the Chinese Renminbi. Additionally, we have operations in different countries around the world with costs incurred in the foregoing currencies and other local currencies, such as British Pound Sterling, Malaysian Ringgit, Swiss Franc, Taiwan Dollar, Swedish Krona, Canadian Dollar and Vietnamese Dong. As a result, our earnings, cash flows and cash balances are exposed to fluctuations in foreign currency exchange rates. For example, because of our significant manufacturing operations in Europe, a weakening Euro is advantageous and a strengthening Euro is disadvantageous to our financial results. We attempt to limit these exposures through financial market instruments. We utilize derivative instruments, primarily forward contracts with maturities of two months or less, to manage our exposure associated with anticipated cash flows and net asset and liability positions denominated in foreign currencies. Gains and losses on the forward contracts are mitigated by gains and losses on the underlying instruments. We do not use derivative financial instruments for trading purposes.
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
At September 28, 2019, approximately $240.3 million of our cash, cash equivalents and short-term investments were held outside the U.S. in certain of our foreign operations, $228.4 million of which was denominated in currencies other than the U.S. dollar.
A hypothetical 10% change in foreign currency rates on our forward contracts would not have a material impact on our results of operations, cash flows or financial position.
See Note 7, "Derivative Instruments and Hedging Activities" in our Notes to Consolidated Financial Statements under Item 15 of this annual report for further discussion of our derivatives and hedging activities.

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
Management assessed the effectiveness of our internal control over financial reporting as of September 28, 2019, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on the assessment by management, we determined that our internal control over financial reporting was effective as of September 28, 2019. The effectiveness of our internal control over financial reporting as of September 28, 2019 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report which appears below.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended September 28, 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Coherent, Inc.:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Coherent, Inc. and subsidiaries (the “Company”) as of September 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 28, 2019, of the Company and our report dated November 26, 2019, expressed an unqualified opinion on those consolidated financial statements.
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
November 26, 2019

ITEM 9B.    OTHER INFORMATION
Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding (i) our directors will be set forth under the caption "Proposal One —Election of Directors—Nominees," (ii) compliance with Section 16(a) of the Securities Act of 1933, as amended, will be set forth under the caption "Delinquent Section 16(a) Reports," if applicable, (iii) the process for stockholders to nominate directors will be set forth under the caption "Proposal One—Election of Directors—Process for Recommending Candidates for Election to the Board of Directors," (iv) our audit committee and audit committee financial expert will be set forth under the caption "Proposal One—Election of Directors—Board Meetings and Committees—Audit Committee" and (v) our executive officers will be set forth under the caption "Our Executive Officers" in our proxy statement for use in connection with our upcoming Annual Meeting of Stockholders to be held in 2020 (the "2020 Proxy Statement") and is incorporated herein by reference or will be included in a Form 10-K/A as an amendment to this Form 10-K. The 2020 Proxy Statement or Form 10-K/A will be filed with the SEC within 120 days after the end of our fiscal year.
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
Stockholders may request free printed copies of our worldwide Business Conduct Policy from:
Coherent, Inc.
Attention: Investor Relations
5100 Patrick Henry Drive
Santa Clara, California 95054

ITEM 11.    EXECUTIVE COMPENSATION
Information regarding (i) executive officer and director compensation will be set forth under the captions "Election of Directors—Director Compensation" and "Executive Officers and Executive Compensation" and (ii) compensation committee interlocks will be set forth under the caption "Executive Officers and Executive Compensation—Compensation Committee Interlocks and Insider Participation and Committee Independence" in our 2020 Proxy Statement and is incorporated herein by reference or will be included in a Form 10-K/A as an amendment to this Form 10-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding (i) equity compensation plan information will be set forth under the caption "Equity Compensation Plan Information" and (ii) security ownership of certain beneficial owners and management will be set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in our 2020 Proxy Statement and is incorporated herein by reference or will be included in a Form 10-K/A as an amendment to this Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this item will be set forth under the caption "Certain Relationships and Related Party Transactions" in our 2020 Proxy Statement and is incorporated herein by reference or will be included in a Form 10-K/A as an amendment to this Form 10-K.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item will be included under the caption "Ratification of the Appointment of Deloitte & Touche LLP as Independent Registered Public Accounting Firm-Principal Accounting Fees and Services" in our 2020 Proxy Statement and is incorporated herein by reference or will be included in a Form 10-K/A as an amendment to this Form 10-K.

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

3.1*	Restated and Amended Certificate of Incorporation. (Previously filed as Exhibit 3.1 to Form 10-K for the fiscal year ended September 29, 1990)
3.2*	Certificate of Amendment of Restated and Amended Certificate of Incorporation of Coherent, Inc. (Previously filed as Exhibit 3.2 to Form 10-K for the fiscal year ended September 28, 2002)
3.3*	Bylaws of Coherent, Inc. as amended and restated on January 28, 2018. (Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 31, 2018)
4.1	Description of Capital Stock.
10.1*‡	Form of Indemnification Agreement. (Previously filed as Exhibit 10.18 to Form 10-K for the fiscal year ended October 2, 2010)
10.2*‡	Amended and Restated Employee Stock Purchase Plan. (Previously filed as Exhibit 10.1 to Form S-8 filed on June 12, 2012)
10.3*‡	Change of Control and Leadership Change Severance Plan, as amended and restated effective April 13, 2019. (Previously filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter March 30, 2019)
10.4*‡	Variable Compensation Plan, as amended. (Previously filed as Exhibit 10.7 to Form 10-K for the fiscal year ended October 1, 2011)
10.5*‡	Supplementary Retirement Plan. (Previously filed as Exhibit 10.5 to Form 10-Q for the fiscal quarter ended April 1, 2006)
10.6*‡	2005 Deferred Compensation Plan. (Previously filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended December 31, 2011)
10.7*‡	2011 Equity Incentive Plan. (Previously filed as Exhibit 10.1 to Form S-8 filed on May 6, 2011)
10.8*‡	2011 Equity Incentive Plan-Form of RSU Agreement for members of the Board of Directors. (Previously filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended July 2, 2011)
10.9*‡	2011 Equity Incentive Plan-Form of Option Agreement for members of the Board of Directors. (Previously filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended July 2, 2011)
10.10*‡	2011 Equity Incentive Plan-Form of Time-Based RSU Agreement. (Previously filed as Exhibit 10.23 to Form 10-K for the fiscal year ended October 1, 2011)
10.11‡	2011 Equity Incentive Plan-Form of Performance RSU Agreement.
10.12*‡	2011 Equity Incentive Plan-Form of Global RSU Agreement. (Previously filed as Exhibit 10.12 to Form 10-K for the fiscal year ended September 29, 2018)
10.13‡	2011 Equity Incentive Plan-Form of Global Performance RSU Agreement.
10.14*‡	Offer letter with Kevin Palatnik. (Previously filed as Exhibit 10.3 to Form 10-Q for the fiscal quarter ended January 2, 2016)
10.15*‡	Offer letter with Thomas Merk. (Previously filed as Exhibit 10.3 to Form 10-Q filed for the fiscal quarter ended December 31, 2016)
10.16*‡	Managing director agreement with Thomas Merk. (Previously filed as Exhibit 10.4 to Form 10-Q for the fiscal quarter ended December 31, 2016)

10.17*	CEO Transition and Retirement Agreement, dated April 13, 2019, between the Company and John Ambroseo. (Previously filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended March 30, 2019).
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

10.21*	Transition Agreement and Release, dated February 4, 2019, between the Company and Paul Sechrist. (Previously filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended December 29, 2018)
21.1	Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see signature page)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
__________________________________________

*	These exhibits were previously filed with the Commission as indicated and are incorporated herein by reference.
‡	Identifies management contract or compensatory plans or arrangements required to be filed as an exhibit.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COHERENT, INC.
Date:	November 26, 2019	/s/ JOHN R. AMBROSEO
By: John R. Ambroseo
President and Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints John R. Ambroseo and Kevin S. Palatnik, and each of them individually, as his attorney-in-fact, each with full power of substitution, for him in any and all capacities to sign any and all amendments to this annual report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his or her substitute, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ JOHN R. AMBROSEO
John R. Ambroseo (Director and Principal Executive Officer)	November 26, 2019 Date
/s/ KEVIN S. PALATNIK
Kevin S. Palatnik (Principal Financial and Accounting Officer)	November 26, 2019 Date
/s/ JAY T. FLATLEY
Jay T. Flatley (Director)	November 26, 2019 Date
/s/ PAMELA FLETCHER
Pamela Fletcher (Director)	November 26, 2019 Date
/s/ SUSAN M. JAMES
Susan M. James (Director)	November 26, 2019 Date
/s/ BEVERLY KAY MATTHEWS
Beverly Kay Matthews (Director)	November 26, 2019 Date
/s/ MICHAEL R. MCMULLEN
Michael R. McMullen (Director)	November 26, 2019 Date
/s/ GARRY W. ROGERSON
Garry W. Rogerson (Director)	November 26, 2019 Date
/s/ STEVE SKAGGS
Steve Skaggs (Director)	November 26, 2019 Date
/s/ SANDEEP VIJ
Sandeep Vij (Director)	November 26, 2019 Date

STATEMENT OF MANAGEMENT RESPONSIBILITY
Management is responsible for the preparation, integrity, and objectivity of the Consolidated Financial Statements and other financial information included in the Company's 2019 Annual Report on Form 10-K. The Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles and reflect the effects of certain estimates and judgments made by management. It is critical for investors and other readers of the Consolidated Financial Statements to have confidence that the financial information that we provide is timely, complete, relevant and accurate.
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
Our Consolidated Financial Statements as of and for the year ended September 28, 2019 have been audited by Deloitte & Touche LLP, an independent registered public accounting firm. Their audit was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and included an integrated audit under such standards.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Coherent, Inc.:

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Coherent, Inc. and subsidiaries (the "Company") as of September 28, 2019 and September 29, 2018, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended September 28, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 28, 2019 and September 29, 2018, and the results of its operations and its cash flows for each of the three years in the period ended September 28, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 26, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Goodwill - Industrial Lasers & Systems Reporting Unit - Refer to Notes 2 and 8 to the financial statements
Critical Audit Matter Description
The Company tests goodwill for impairment annually by comparing the carrying value of each of its reporting units to its estimated fair value as of the evaluation date. The estimates of fair value of the reporting units are computed using a combination of an income approach, which requires management to make significant estimates and assumptions related to the forecasts of future net sales and margins and the selection of the discount rate, and a market approach, which is derived from metrics of comparable publicly traded companies.
As of September 28, 2019, the goodwill balance was $427.1 million, of which $330.3 million was allocated to the Industrial Lasers & Systems Reporting Unit (“ILS”). The fair value of ILS exceeded its carrying value as of the measurement date and, therefore, no impairment was recognized.
We identified the goodwill valuation for ILS as a critical audit matter due to the significant estimates and assumptions made by management to estimate the fair value of ILS under the income approach and the difference between its fair value and carrying value. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the forecasts of future net sales and margins and selection of the discount rate.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasts of future net sales and margins and the selection of the discount rate used to estimate the fair value under the income approach for ILS included the following, among others:

•	We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the forecasts of future net sales and margins and the selection of the discount rate.

•	We evaluated the reasonableness of management’s forecasts of future net sales and margins by comparing the forecasts to:

•	Historical net sales and margins, and

•	Management’s long-range strategic plan which was communicated to the Board of Directors, and

•	Forecasted information included in Company press releases, as well as, in analyst and industry reports for the Company and companies in its peer group.

•	We evaluated whether the forecasts were consistent with evidence obtained in other areas of the audit.

•
With the assistance of our fair value specialists, we evaluated the selection of the discount rate, including testing the underlying source information and the mathematical accuracy of the calculations by developing a range of independent estimates and comparing those to the rate selected by management.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
November 26, 2019

We have served as the Company's auditor since 1976.

COHERENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	September 28, 2019	September 29, 2018
ASSETS
Current assets:
Cash and cash equivalents	$305,833	$310,495
Restricted cash	792	858
Short-term investments	120	120
Accounts receivable—net of allowances of $8,690 and $4,568, respectively	267,553	355,208
Inventories	442,530	486,741
Prepaid expenses and other assets	77,993	85,080
Total current assets	1,094,821	1,238,502
Property and equipment, net	323,434	311,793
Goodwill	427,101	442,940
Intangible assets, net	84,813	142,293
Non-current restricted cash	12,036	12,692
Other assets	140,964	111,749
Total assets	$2,083,169	$2,259,969
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term obligations	$14,863	$5,072
Accounts payable	51,531	70,292
Income taxes payable	6,185	114,145
Other current liabilities	167,735	183,329
Total current liabilities	240,314	372,838
Long-term obligations	392,238	420,711
Other long-term liabilities	165,881	151,956
Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock, Authorized—500,000 shares, par value $.01 per share:
Outstanding—23,982 shares and 24,299 shares, respectively	238	242
Additional paid-in capital	34,320	78,700
Accumulated other comprehensive income (loss)	(36,336)	2,833
Retained earnings	1,286,514	1,232,689
Total stockholders' equity	1,284,736	1,314,464
Total liabilities and stockholders' equity	$2,083,169	$2,259,969
See accompanying Notes to Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended
	September 28, 2019	September 29, 2018	September 30, 2017
Net sales	$1,430,640	$1,902,573	$1,723,311
Cost of sales	944,175	1,071,882	973,042
Gross profit	486,465	830,691	750,269
Operating expenses:
Research and development	117,353	132,586	119,166
Selling, general and administrative	272,257	293,632	292,084
Gain on business combination	—	—	(5,416)
Impairment and other charges	—	766	2,916
Amortization of intangible assets	13,760	10,690	16,024
Total operating expenses	403,370	437,674	424,774
Income from operations	83,095	393,017	325,495
Other income (expense):
Interest income	1,119	1,571	1,090
Interest expense	(19,122)	(25,847)	(34,362)
Other—net	(5,044)	(7,186)	9,832
Total other expense, net	(23,047)	(31,462)	(23,440)
Income from continuing operations before income taxes	60,048	361,555	302,055
Provision for income taxes	6,223	114,195	93,411
Net income from continuing operations	53,825	247,360	208,644
Loss from discontinued operations, net of income taxes	—	(2)	(1,522)
Net income	$53,825	$247,358	$207,122

Basic net income (loss) per share:
Income per share from continuing operations	$2.23	$10.07	$8.52
Loss per share from discontinued operations, net of income taxes	$—	$—	$(0.06)
Net income per share	$2.23	$10.07	$8.46

Diluted net income (loss) per share:
Income per share from continuing operations	$2.22	$9.95	$8.42
Loss per share from discontinued operations, net of income taxes	$—	$—	$(0.06)
Net income per share	$2.22	$9.95	$8.36

Shares used in computation:
Basic	24,118	24,572	24,487
Diluted	24,279	24,851	24,777
See accompanying Notes to Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended
	September 28, 2019	September 29, 2018	September 30, 2017
Net income	$53,825	$247,358	$207,122
Other comprehensive income (loss): (1)
Translation adjustment, net of taxes (2)	(32,609)	(18,065)	24,923
Changes in unrealized losses on available-for-sale securities, net of taxes (3)	—	(4)	(3,330)
Defined benefit pension plans, net of taxes (4)	(6,560)	996	3,613
Other comprehensive income (loss), net of tax	(39,169)	(17,073)	25,206
Comprehensive income	$14,656	$230,285	$232,328

(1) Reclassification adjustments were not significant during fiscal 2019, 2018 and 2017.
(2) Tax benefits of $(5,161), $0 and $(326) were provided on translation adjustments during fiscal 2019, 2018 and 2017, respectively.
(3) Tax benefits of $0, $(2) and $(1,876) were provided on changes in unrealized losses on available-for-sale securities during fiscal 2019, 2018 and 2017, respectively.
(4) Tax expenses (benefits) of $(2,371), $202 and $1,747 were provided on changes in defined benefit pension plans during fiscal 2019, 2018 and 2017, respectively.

COHERENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Three Years in the Period Ended September 28, 2019
(In thousands)

	Common Stock Shares	Common Stock Par Value	Add. Paid-in Capital	Accum. Other Comp. Income (Loss)	Retained Earnings	Total
Balances, October 1, 2016	24,324	$242	$151,298	$(5,300)	$764,588	$910,828
Common stock issued under stock plans, net of shares withheld for employee taxes	307	3	(7,609)	—	—	(7,606)
Tax impact from employee stock options	—	—	1,628	—	—	1,628
Purchase of non-controlling interest	—	—	(528)	—	—	(528)
Stock-based compensation	—	—	26,614	—	—	26,614
Net income	—	—	—	—	207,122	207,122
Other comprehensive income, net of tax	—	—	—	25,206	—	25,206
Balances, September 30, 2017	24,631	245	171,403	19,906	971,710	1,163,264
Common stock issued under stock plans, net of shares withheld for employee taxes	243	3	(25,749)	—	—	(25,746)
Repurchases of common stock	(575)	(6)	(99,994)	—	—	(100,000)
Cumulative effect of change in accounting principle	—	—	—	—	13,621	13,621
Stock-based compensation	—	—	33,040	—	—	33,040
Net income	—	—	—	—	247,358	247,358
Other comprehensive loss, net of tax	—	—	—	(17,073)	—	(17,073)
Balances, September 29, 2018	24,299	242	78,700	2,833	1,232,689	1,314,464
Common stock issued under stock plans, net of shares withheld for employee taxes	287	2	(3,370)	—	—	(3,368)
Repurchases of common stock	(604)	(6)	(77,404)			(77,410)
Stock-based compensation	—	—	36,394	—	—	36,394
Net income	—	—	—	—	53,825	53,825
Other comprehensive loss, net of tax	—	—	—	(39,169)	—	(39,169)
Balances, September 28, 2019	23,982	$238	$34,320	$(36,336)	$1,286,514	$1,284,736
See accompanying Notes to Consolidated Financial Statements

COHERENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Year Ended
	September 28, 2019	September 29, 2018	September 30, 2017
Cash flows from operating activities:
Net income	$53,825	$247,358	$207,122
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,925	53,342	43,689
Amortization of intangible assets	61,460	60,039	60,556
Gain on business combination	—	—	(5,416)
Impairment and other charges	—	766	2,916
Deferred income taxes	(14,930)	16,607	(19,752)
Amortization of debt issuance cost	4,647	9,565	7,202
Stock-based compensation	36,466	32,738	26,272
Excess tax benefits from stock-based compensation arrangements	—	—	(1,628)
Non-cash restructuring charges	12,609	1,246	6,439
Non-cash pension impact	(8,931)	980	5,360
Other non-cash expense	421	559	1,443
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	82,078	(47,020)	(52,516)
Inventories	17,805	(78,123)	(11,419)
Prepaid expenses and other assets	14,074	(6,695)	(4,367)
Other long-term assets	(549)	(7,692)	(2,762)
Accounts payable	(15,160)	(9,736)	8,276
Income taxes payable/receivable	(119,929)	474	66,820
Other current liabilities	(13,155)	(42,820)	47,458
Other long-term liabilities	15,745	4,523	3,314
Cash flows from discontinued operations	—	—	(4,891)
Net cash provided by operating activities	181,401	236,111	384,116
Cash flows from investing activities:
Purchases of property and equipment	(83,283)	(90,757)	(63,774)
Proceeds from dispositions of property and equipment	5,294	4,405	1,953
Purchases of available-for-sale securities	(11,552)	(54,442)	(32,449)
Proceeds from sales and maturities of available-for-sale securities	11,552	86,786	25,218
Acquisition of businesses, net of cash acquired	(18,881)	(45,448)	(740,481)
Investment at cost	(3,423)	—	—
Proceeds from sale of discontinued operation	—	25,000	—
Proceeds from sale of other entities	—	6,250	—
Other	—	470	—
Cash flows from discontinued operations	—	—	(755)
Net cash used in investing activities	(100,293)	(67,736)	(810,288)

(continued)
COHERENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (In thousands)

	Year Ended
	September 28, 2019	September 29, 2018	September 30, 2017
Cash flows from financing activities:
Short-term borrowings	$119,594	$89,092	$8,863
Repayments of short-term borrowings	(111,794)	(90,751)	(30,819)
Proceeds from long-term borrowings	—	—	740,685
Repayments of long-term borrowings	(7,537)	(171,593)	(179,580)
Cash paid to subsidiaries' minority shareholders	—	—	(816)
Issuance of common stock under employee stock option and purchase plans	11,811	10,574	8,111
Excess tax benefits from stock-based compensation arrangements	—	—	1,628
Repurchase of common stock	(77,410)	(100,000)	—
Net settlement of restricted common stock	(15,179)	(36,320)	(15,717)
Debt issuance costs	—	—	(26,367)
Net cash provided by (used in) financing activities	(80,515)	(298,998)	505,988
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5,977)	(2,419)	22,924
Net increase (decrease) in cash, cash equivalents and restricted cash	(5,384)	(133,042)	102,740
Cash, cash equivalents and restricted cash, beginning of year	324,045	457,087	354,347
Cash, cash equivalents and restricted cash, end of year	$318,661	$324,045	$457,087
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$14,475	$16,282	$27,160
Income taxes	$156,650	$101,924	$57,517
Cash received during the year for:
Income taxes	$23,416	$5,203	$2,513
Noncash investing and financing activities:
Unpaid property and equipment purchases	$4,406	$6,176	$3,197
Use of previously owned equity shares in acquisition	$—	$—	$20,685
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows.

	September 28, 2019	September 29, 2018	September 30, 2017
Cash and cash equivalents	$305,833	$310,495	$443,066
Restricted cash, current	792	858	1,097
Restricted cash, non-current	12,036	12,692	12,924
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$318,661	$324,045	$457,087
(concluded)
See accompanying Notes to Consolidated Financial Statements

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

2. SIGNIFICANT ACCOUNTING POLICIES
Fiscal Year
Our fiscal year ends on the Saturday closest to September 30. Fiscal years 2019, 2018 and 2017 ended on September 28, 2019, September 29, 2018 and September 30, 2017, respectively, and are referred to in these financial statements as fiscal 2019, fiscal 2018, and fiscal 2017 for convenience. Each of fiscal 2019, 2018 and 2017 included 52 weeks. The fiscal years of the majority of our international subsidiaries end on September 30. Accordingly, the financial statements of these subsidiaries as of that date and for the years then ended have been used for our consolidated financial statements. Management believes that the impact of the use of different year-ends is immaterial to our consolidated financial statements taken as a whole.
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
On November 7, 2016, we acquired Rofin-Sinar Technologies, Inc. and its direct and indirect subsidiaries ("Rofin"). On March 8, 2018, we acquired privately held O.R. Lasertechnologie GmbH and certain assets of its U.S.-based affiliate (collectively "OR Laser"). On October 5, 2018, we acquired privately held Ondax, Inc. ("Ondax"). The significant accounting policies of Rofin, OR Laser and Ondax have been aligned to conform to those of Coherent, and the consolidated financial statements include the results of Rofin, OR Laser and Ondax as of their acquisition dates.
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
Cash Equivalents
All highly liquid investments with maturities of three months or less at the time of purchase are classified as cash equivalents. At fiscal 2019 year-end, cash and cash equivalents included cash and money market funds.
Concentration of Credit Risk

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Financial instruments that may potentially subject us to concentrations of credit risk consist principally of cash equivalents, short-term investments and accounts receivable. At fiscal 2019 year-end, the majority of our short-term investments were in U.S. Treasury and agency obligations. Cash equivalents and short-term investments are maintained with several financial institutions and may exceed the amount of insurance provided on such balances. At September 28, 2019, we held cash and cash equivalents and short-term investments outside the U.S. in certain of our foreign operations totaling approximately $240.3 million, $228.4 million of which was denominated in currencies other than the U.S. dollar. The majority of our accounts receivable are derived from sales to customers for commercial applications. We perform ongoing credit evaluations of our customers' financial condition and limit the amount of credit extended when deemed necessary but generally require no collateral. In certain instances, we may require customers to issue a letter of credit. We maintain reserves for potential credit losses. Our products are broadly distributed and there was one customer who accounted for 28.6% and 16.4% of accounts receivable at fiscal 2019 and fiscal 2018 year-end, respectively. We had another customer who accounted for 16.7% of accounts receivable at fiscal 2018 year-end.
Derivative Financial Instruments
Our primary objective for holding derivative financial instruments is to manage currency exchange rate risk. Principal currencies hedged include the Euro, South Korean Won, Japanese Yen, Chinese Renminbi, Singapore Dollar, British Pound, Malaysian Ringgit, Swiss Franc, Canadian Dollar, Swedish Krona and Vietnamese Dong. Our derivative financial instruments are recorded at fair value, on a gross basis, and are included in other current assets and other current liabilities.
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
Activity in accounts receivable allowance is as follows (in thousands):

	Fiscal
	2019	2018	2017
Beginning balance	$4,568	$6,890	$2,420
Additions charged to expenses	5,210	1,980	4,190
Accruals related to acquisitions	—	37	4,390
Deductions from reserves	(1,088)	(4,339)	(4,110)
Ending balance	$8,690	$4,568	$6,890

Inventories

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories are stated at the lower of cost (first-in, first-out or weighted average cost) or net realizable value. Inventories are as follows (in thousands):

	Fiscal year-end
	2019	2018
Purchased parts and assemblies	$134,298	$137,566
Work-in-process	174,550	186,240
Finished goods	133,682	162,935
Total inventories	$442,530	$486,741

Property and Equipment
Property and equipment are stated at cost and are depreciated or amortized using the straight-line method. Cost, accumulated depreciation and amortization, and estimated useful lives are as follows (dollars in thousands):

	Fiscal year-end
	2019	2018	Useful Life
Land	$19,490	$17,655
Buildings and improvements	173,333	165,535	5-40 years
Equipment, furniture and fixtures	389,225	359,721	3-10 years
Leasehold improvements	94,878	89,399	shorter of asset life or lease term
	676,926	632,310
Accumulated depreciation and amortization	(353,492)	(320,517)
Property and equipment, net	$323,434	$311,793

Asset Retirement Obligations
The fair value (the present value of estimated cash flows) of a liability for an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. All of our existing asset retirement obligations are associated with commitments to return the property to its original condition upon lease termination at various sites and costs to clean up and dispose of certain fixed assets at our Sunnyvale, California site. We estimated that as of fiscal 2019 year-end, gross expected future cash flows of $5.5 million would be required to fulfill these obligations.
The following table reconciles changes in our asset retirement liability for fiscal 2019 and 2018 (in thousands):

Asset retirement liability as of September 30, 2017	$5,382
Adjustment to asset retirement obligations recognized	(123)
Additional asset retirement obligations due to acquisition	466
Accretion recognized	156
Changes due to foreign currency exchange	(79)
Asset retirement liability as of September 29, 2018	5,802
Reduction to asset retirement obligations	(1,155)
Adjustments and additions to asset retirement obligations recognized	390
Accretion recognized	127
Changes due to foreign currency exchange	(90)
Asset retirement liability as of September 28, 2019	$5,074

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

At September 28, 2019, $0.1 million and $4.9 million of the asset retirement liability were included in Other current liabilities and Other long-term liabilities, respectively, on our consolidated balance sheets. At September 29, 2018, $1.3 million and $4.5 million of the asset retirement liability were included in Other current liabilities and Other long-term liabilities, respectively, on our consolidated balance sheets.
Long-lived Assets
We evaluate the carrying value of long-lived assets, including intangible assets, whenever events or changes in business circumstances or our planned use of long-lived assets indicate that their carrying amounts may not be fully recoverable or that their useful lives are no longer appropriate. Reviews are performed to determine whether the carrying values of long-lived assets are impaired based on a comparison to the undiscounted expected future net cash flows. If the comparison indicates that impairment exists, long-lived assets that are classified as held and used are written down to their respective fair values. When long-lived assets are classified as held for sale, they are written down to their respective fair values less costs to sell. Significant management judgment is required in the forecast of future operating results that is used in the preparation of expected undiscounted cash flows. For fiscal 2018, we recorded impairment charges of $0.3 million on the net assets of several entities acquired in the acquisition of Rofin to write them down to reflect our best estimate of fair value, less costs to sell (See Note 19, "Discontinued Operations and Sale of Assets Held for Sale"). In addition, in fiscal 2018, we recorded an impairment charge of $0.5 million to reduce the carrying value of a building to its fair value.
Goodwill
Goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired (See Note 8, "Goodwill and Intangible Assets"). In testing for impairment, we have the option to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. Moreover, an entity can bypass the qualitative assessment for any reporting unit in any period and proceed directly to the impairment test, and then resume performing the qualitative assessment in any subsequent period. In our fiscal 2019 annual testing, we elected to bypass the qualitative assessment and proceed directly to performing the goodwill impairment test for both our OEM Laser Sources ("OLS") and Industrial Lasers & Systems ("ILS") segments. Accordingly, we performed our impairment test using the opening balance sheet as of the first day of the fourth quarter and noted no impairment for either segment in fiscal 2019. At the beginning of the fourth quarter of fiscal 2019, the estimated fair value of the ILS reporting unit exceeded its book value by approximately 61%. In our fiscal 2018 annual testing, we performed a qualitative assessment of the goodwill for both our OLS and ILS reporting units using the opening balance sheet as of the first day of the fourth quarter and noted no impairment for either segment.
Intangible Assets
Intangible assets, including acquired existing technology, customer relationships, trade name and patents are amortized on a straight-line basis over their estimated useful lives, currently 3 year to 15 years (See Note 8, "Goodwill and Intangible Assets").
Warranty Reserves
We provide warranties on the majority of our product sales and reserves for estimated warranty costs are recorded during the period of sale. The determination of such reserves requires us to make estimates of product return rates and expected costs to repair or replace the products under warranty. We currently establish warranty reserves based on historical warranty costs for each product line. The weighted average warranty period covered is approximately 15 to 18 months. If actual return rates and/or repair and replacement costs differ significantly from our estimates, adjustments to cost of sales may be required in future periods.
Components of the reserve for warranty costs during fiscal 2019, 2018 and 2017 were as follows (in thousands):

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Fiscal
	2019	2018	2017
Beginning balance	$40,220	$36,149	$15,949
Additions related to current period sales	52,271	58,865	41,365
Warranty costs incurred in the current period	(54,538)	(51,935)	(31,825)
Accruals resulting from acquisitions	21	179	14,314
Adjustments to accruals related to foreign exchange and other	(1,514)	(3,038)	(3,654)
Ending balance	$36,460	$40,220	$36,149

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
Revenue Recognition
Effective September 30, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers ("ASC 606"), using the modified retrospective transition method applied to contracts that were not completed as of September 29, 2018. Revenue for the reporting periods after September 30, 2018 are presented under ASC 606, while prior period amounts are reported in accordance with our historical accounting under ASC 605, Revenue Recognition ("ASC 605"). There was no impact on the opening accumulated retained earnings, revenues, costs, deferred income, customer deposits or other balances as of September 30, 2018 due to the adoption of ASC 606.
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
Warranty
We provide warranties on the majority of our product sales and reserves for estimated warranty costs are recorded during the period of sale. These standard warranties are assurance type warranties and do not offer any services beyond the assurance that the product will continue working as specified. Therefore, these warranties are not considered separate performance obligations in the arrangement. Instead, the expected cost of the warranty is accrued as an expense. The determination of such reserves requires us to make estimates of product return rates and expected costs to repair or replace the products under warranty. We currently establish warranty reserves based on historical warranty costs for each product line. The weighted average warranty period covered is approximately 15 to 18 months. If actual return rates and/or repair and replacement costs differ significantly from our estimates, adjustments to cost of sales may be required in future periods.
Costs of obtaining a contract
We recognize the incremental direct costs of obtaining a contract from a customer as an expense, which primarily includes sales commissions. Sales commissions are recorded at a point of time when control of the product transfers or over a period of time when sales commission provided is expected to be recovered through future services. The costs are recorded within

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

selling, general and administrative expense. Costs incurred prior to the transfer of control of the product to the customer and costs to be amortized over a future period are classified as a prepaid asset and are included in prepaid expenses and other assets. Upon adoption of ASC 606, we determined there was an immaterial impact on sales commissions and therefore, we did not record a transition adjustment on adoption. As of September 28, 2019, costs of obtaining a contract to be amortized over a future period of $0.1 million were classified as a prepaid asset and are included in prepaid expenses and other assets.
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
We treat third party and government funding of our research and development activity, where we are the primary beneficiary of such work conducted, as a reduction of research and development cost. Research and development reimbursements of $3.8 million, $3.2 million and $2.9 million were offset against research and development costs in fiscal 2019, 2018 and 2017, respectively.
Foreign Currency Translation
The functional currencies of our foreign subsidiaries are generally their respective local currencies. Accordingly, gains and losses from the translation of the financial statements of the foreign subsidiaries are reported as a separate component of accumulated other comprehensive income ("OCI"). Foreign currency transaction gains and losses are included in earnings.
Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive income (net of tax) at fiscal 2019 year-end was substantially comprised of accumulated translation adjustments of $(34.4) million and deferred actuarial losses on pension plans of $(2.0) million. Accumulated other comprehensive income (net of tax) at fiscal 2018 year-end was substantially comprised of accumulated translation adjustments of $(1.8) million and deferred actuarial gains on pension plans of $4.6 million.
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

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table presents information necessary to calculate basic and diluted earnings per share (in thousands, except per share data):

	Fiscal
	2019	2018	2017
Weighted average shares outstanding—basic	24,118	24,572	24,487
Dilutive effect of employee stock awards	161	279	290
Weighted average shares outstanding—diluted	24,279	24,851	24,777

Net income from continuing operations	$53,825	$247,360	$208,644
Loss from discontinued operations, net of income taxes	—	(2)	(1,522)
Net income	$53,825	$247,358	$207,122

There were 98,103, 103,547 and 505 potentially dilutive securities excluded from the dilutive share calculation for fiscal 2019, 2018 and 2017, respectively, as their effect was anti-dilutive.
Stock-Based Compensation
We recognize compensation expense for all share-based payment awards based on the fair value of such awards. We value restricted stock units using the intrinsic value method, which is based on the fair market value price on the grant date. We use a Monte Carlo simulation model to estimate the fair value of performance restricted stock units. We amortize the fair value of stock awards on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. See Note 13, "Employee Stock Award and Benefit Plans" for a description of our stock-based employee compensation plans and the assumptions we use to calculate the fair value of stock-based employee compensation.
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

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

We historically asserted our intention to indefinitely reinvest foreign earnings. In December 2017, we reevaluated our assertion as a result of enactment of the Tax Cuts and Jobs Act (the “Tax Act”) and no longer consider certain foreign earnings to be indefinitely reinvested in our foreign subsidiaries. As a result of this change in assertion, we recorded a $14.6 million tax expense against our foreign earnings that are not indefinitely reinvested as of fiscal 2019. This is mainly related to foreign withholding taxes and state income taxes. We have not provided deferred taxes on other foreign earnings and profits of $451.6 million that are still considered indefinitely reinvested and may be subject to additional foreign withholding taxes and certain state taxes if repatriated. We also have not recognized any deferred taxes for outside basis differences in foreign subsidiaries.
Adoption of New Accounting Pronouncements
We adopted ASC 606 and all related amendments as of September 30, 2018 using the modified retrospective transition method applied to contracts that were not completed as of September 29, 2018 and all new contracts entered into by us subsequent to September 29, 2018. All prior period financial statements and disclosures are presented in accordance with ASC 605. We concluded that the adoption of the new standard did not have a material impact on the timing or amount of revenue recognized as the majority of our sales are not bundled. Therefore, revenue is recorded at the point-in-time when control transfers, which is consistent with the timing of revenue recognition under ASC 605. See Note 2, "Significant Accounting Policies - Revenue Recognition" and Note 3, "Revenue Recognition" for more information.
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued accounting guidance (ASC 842, Leases) that modifies lease accounting for lessees to increase transparency and comparability by recording lease assets and liabilities for operating leases and disclosing key information about leasing arrangements. The new standard will become effective for our fiscal year 2020, which begins on September 29, 2019. ASC 842 among other things, allows an optional transition method by which companies may elect not to recast the comparative periods presented in financial statements in the period of adoption and recognize a cumulative effect adjustment in the period of adoption. We plan to adopt the new standard using the optional transition method. We intend to elect the package of practical expedients which allows us to not reassess 1) whether any expired or existing contracts are or contain leases; 2) the lease classification for any expired or existing leases; and 3) initial direct costs for any existing leases. We also will elect to use the practical expedient allowed in the standard to not separate lease and non-lease components and not record short term leases when calculating the lease liability under ASC 842. We have reviewed the requirements of this standard and have formulated a plan for implementation. We continue to implement internal controls and key system functionality to enable the preparation of financial information. We are finalizing the accumulation of lease data, including new leases entered into at the end of fiscal year 2019, and preparing the final transition adjustment calculations. We currently estimate that the adoption of the standard will result in the recognition of $90 million to $100 million in lease related right-of-use assets and liabilities on our consolidated balance sheet, primarily related to real estate leases. The estimate could change as we finalize estimates and proceed towards implementation of the standard. We expect the standard will not have a material impact on our consolidated statements of operations.
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
The following tables summarize revenue from contracts with customers (in thousands):
Sales by revenue type and segment

	Fiscal
	2019		2018		2017
	OEM Laser Sources	Industrial Lasers & Systems	OEM Laser Sources	Industrial Lasers & Systems	OEM Laser Sources	Industrial Lasers & Systems
Net sales:
Products(1)	$532,863	$430,878	$890,591	$512,818	$813,343	$472,970
Other product and service revenues(2)	353,813	113,086	368,886	130,278	330,277	106,721
Total net sales	$886,676	$543,964	$1,259,477	$643,096	$1,143,620	$579,691
(1) Net sales primarily recognized at a point in time.
(2) Includes sales of spare parts, related accessories and other consumable parts as well as revenues from service agreements, of which $54.3 million for fiscal 2019 was recognized over time.

Sales by market application and segment

	Fiscal
	2019		2018		2017
	OEM Laser Sources	Industrial Lasers & Systems	OEM Laser Sources	Industrial Lasers & Systems	OEM Laser Sources	Industrial Lasers & Systems
Net sales:
Microelectronics	$568,387	$63,789	$951,166	$85,188	$838,268	$55,975
Materials processing	38,017	366,861	46,467	474,437	57,055	454,854
OEM components and instrumentation	163,095	103,693	140,616	80,207	135,624	67,458
Scientific and government programs	117,177	9,621	121,228	3,264	112,673	1,404
Total net sales	$886,676	$543,964	$1,259,477	$643,096	$1,143,620	$579,691

See Note 17, "Segment and Geographic Information" for revenue disaggregation by reportable segment and geographic region.
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

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. REVENUE RECOGNITION (Continued)

A rollforward of our customer deposits and deferred revenue is as follows (in thousands):

Beginning balance, September 30, 2018	$55,637
Amount of customer deposits and deferred revenue recognized in income	(189,318)
Additions to customer deposits and deferred revenue	177,753
Translation adjustments	(1,522)
Ending balance, September 28, 2019	$42,550
Remaining performance obligations represent the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied as of the end of the reporting period. The following table includes estimated revenue expected to be recognized in the future related to performance obligations for sales of maintenance agreements, extended warranties, installation, and contracts with customer acceptance provisions included in customer deposits and deferred revenue as of September 28, 2019 (in thousands):

	1 year	Thereafter	Total
Performance Obligations as of September 30, 2018	$50,546	$5,091	$55,637
Performance Obligations as of September 28, 2019	34,538	8,012	42,550

4. BUSINESS COMBINATIONS
Fiscal 2019 Acquisitions
Ondax
On October 5, 2018, we acquired privately held Ondax for approximately $12.0 million, excluding transaction costs. Ondax developed and produced photonic components which are used on an OEM basis by the laser industry as well as incorporated into its own stabilized lasers and Raman Spectroscopy systems. Ondax’s operating results have been included in our Industrial Lasers & Systems segment. See Note 17, "Segment and Geographic Information."
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
Quantum
On October 5, 2018, we acquired certain assets of Quantum Coating, Inc. ("Quantum") for approximately $7.0 million, excluding transaction costs, and accounted for the transaction as an asset purchase.
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
Fiscal 2018 Acquisitions
OR Laser
On March 8, 2018, we acquired OR Laser for approximately $47.4 million, excluding transaction costs. OR Laser produced laser-based material processing equipment for a variety of uses, including additive manufacturing, welding, cladding, marking, engraving and drilling. OR Laser's operating results have been included in our Industrial Lasers & Systems segment. See Note 17, "Segment and Geographic Information."
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
Fiscal 2017 Acquisitions
Rofin
On November 7, 2016, we completed our acquisition of Rofin pursuant to the Merger Agreement dated March 16, 2016. Rofin was one of the world's leading developers and manufacturers of high-performance industrial laser sources and laser-based solutions and components. Rofin's operating results have been included primarily in our Industrial Lasers & Systems segment. See Note 17, "Segment and Geographic Information."
As a condition of the acquisition, we were required to divest and hold separate Rofin's low power CO2 laser business based in Hull, United Kingdom (the "Hull Business"), and had reported this business separately as a discontinued operation until its divestiture. We completed the divestiture of the Hull Business on October 11, 2017, after receiving approval for the terms of the sale from the European Commission. See Note 19, "Discontinued Operations and Sale of Assets Held for Sale."

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

The acquisition was an all-cash transaction at a price of $32.50 per share of Rofin common stock. We funded the payment of the aggregate consideration with a combination of our available cash on hand and the proceeds from the Euro Term Loan described in Note 10, "Borrowings." The total payment of $15.3 million due to the cancellation of options held by employees of Rofin was allocated between total estimated merger consideration of $11.1 million and post-merger stock-based compensation expense of $4.2 million based on the portion of the total service period of the underlying options that had not been completed by the merger date.
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
In-process research and development ("IPR&D") consists of two projects that had not yet reached technological feasibility as of the date of the acquisition. Acquired IPR&D assets are initially recognized at fair value and are classified as indefinite-

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. BUSINESS COMBINATIONS (Continued)

lived assets until the successful completion or abandonment of the associated research and development efforts. The value assigned to IPR&D was determined by considering the value of the products under development to the overall development plan, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. During the development period, these assets will not be amortized as charges to earnings; instead these assets will be subject to periodic impairment testing. Upon successful completion of the development process for the acquired IPR&D projects, the assets would then be considered finite-lived intangible assets and amortization of the assets will commence. One project was completed in December 2017 and amortization for that project began in the quarter ended March 31, 2018 over a useful life of 5.0 years. During the third quarter of fiscal 2019, in conjunction with our decision to co-locate the manufacturing and engineering of our High Power Fiber Lasers ("HPFL") products at our Hamburg, Germany, facility to our Tampere, Finland, location and exit a portion of our HPFL business, expected to be completed during fiscal 2020, we abandoned the remaining in-process research and development project totaling $4.7 million and fully amortized the intangible asset. See Note 18, "Restructuring Charges."
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

In Thousands	Fiscal 2017
Total net sales	$1,798,539
Net income	$233,012
Net income per share:
Basic	$9.52
Diluted	$9.40

The unaudited pro forma financial information above includes the net income of Rofin's low power CO2 laser business based in Hull, United Kingdom, which is recorded as a discontinued operation in fiscal 2017. See Note 19, "Discontinued Operations and Sale of Assets Held for Sale."

The unaudited pro forma financial information above reflects the following material adjustments:

•	Incremental amortization and depreciation expense related to the estimated fair value of identifiable intangible assets and property, plant and equipment from the purchase price allocation.

•	The exclusion of amortization of inventory step-up to its estimated fair value from fiscal 2017.

•	The exclusion of revenue adjustments as a result of the reduction in customer deposits and deferred revenue related to its estimated fair value from fiscal 2017.

•	Incremental interest expense and amortization of debt issuance costs related to our Euro Term Loan and Revolving Credit Facility (as defined in Note 10, "Borrowings").

•	The exclusion of acquisition costs incurred by both Coherent and Rofin from fiscal 2017.

•	The exclusion of a stock-based compensation charge related to the acceleration of Rofin options from fiscal 2017.

•	The exclusion of a gain on business combination for our previously owned shares of Rofin from fiscal 2017.

•	The exclusion of a foreign exchange gain on forward contracts related to our debt commitment and debt issuance from

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. BUSINESS COMBINATIONS (Continued)

fiscal 2017.

•	The estimated tax impact of the above adjustments.

5. FAIR VALUES
We measure our cash equivalents and marketable securities at fair value. The fair values of our financial assets and liabilities are determined using quoted market prices of identical assets or quoted market prices of similar assets from active markets. We recognize transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers between levels during the periods presented. As of September 28, 2019, we had one investment carried on a cost basis. See Note 9, "Balance Sheet Details." If we were to fair value this investment, it would be based upon Level 3 inputs. This investment is not considered material to our consolidated financial statements. At September 29, 2018, we did not have any assets or liabilities valued based on Level 3 valuations.
We measure the fair value of outstanding debt obligations for disclosure purposes on a recurring basis. As of September 28, 2019, the current and long-term portion of long-term obligations of $14.9 million and $392.2 million, respectively, are reported at amortized cost. As of September 29, 2018, the current and long-term portion of long-term obligations of $5.1 million and $420.7 million, respectively, are reported at amortized cost. These outstanding obligations are classified as Level 2 as they are not actively traded and are valued using a discounted cash flow model that uses observable market inputs. Based on the discounted cash flow model, the fair value of the outstanding debt approximates amortized cost.
Financial assets and liabilities measured at fair value as of September 28, 2019 and September 29, 2018 are summarized below (in thousands):

	Aggregate Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Aggregate Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	Fiscal year-end 2019			Fiscal year-end 2018
		(Level 1)	(Level 2)		(Level 1)	(Level 2)
Assets:
Cash equivalents:
Money market fund deposits	$21,422	$21,422	$—	$56,285	$56,285	$—
Short-term investments:
U.S. Treasury and agency obligations (1)	120	—	120	120	—	120
Prepaid and other assets:
Foreign currency contracts (2)	370	—	370	1,007	—	1,007
Money market fund deposits — Deferred comp and supplemental plan (3)	433	433	—	522	522	—
Mutual funds — Deferred comp and supplemental plan (3)	22,419	22,419	—	21,862	21,862	—
Total	$44,764	$44,274	$490	$79,796	$78,669	$1,127

Liabilities:
Other current liabilities:
Foreign currency contracts (2)	(960)	—	(960)	(1,879)	—	(1,879)
Total	$43,804	$44,274	$(470)	$77,917	$78,669	$(752)

 ___________________________________________________

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. FAIR VALUES (Continued)

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
Cash, cash equivalents and short-term investments consist of the following (in thousands):

	Fiscal 2019 year-end
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$305,833	$—	$—	$305,833
Short-term investments:
Available-for-sale securities:
U.S. Treasury and agency obligations	$120	$—	$—	$120
Total short-term investments	$120	$—	$—	$120

	Fiscal 2018 year-end
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$310,495	$—	$—	$310,495
Short-term investments:
Available-for-sale securities:
U.S. Treasury and agency obligations	$120	$—	$—	$120
Total short-term investments	$120	$—	$—	$120

There were no unrealized gains or losses at September 28, 2019 or September 29, 2018.
The amortized cost and estimated fair value of available-for-sale investments in debt securities as of September 28, 2019 and September 29, 2018 classified as short-term investments on our consolidated balance sheets, were as follows (in thousands):

	Fiscal year-end
	2019		2018
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Investments in available-for-sale debt securities due in less than one year	$120	$120	$120	$120

During fiscal 2019, we received no proceeds from the sale of available-for-sale securities and realized no gross gains or losses. During fiscal 2018, we received proceeds totaling $26.9 million from the sale of available-for-sale securities and realized no gross gains or losses.

7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
We maintain operations in various countries outside of the United States and have foreign subsidiaries that manufacture and sell our products in various global markets. The majority of our sales are transacted in U.S. dollars. However, we do generate revenues in other currencies, primarily the Euro, Japanese Yen, South Korean Won, Singapore Dollar and Chinese Renminbi. As a result, our earnings, cash flows and cash balances are exposed to fluctuations in foreign currency exchange rates. We attempt to limit these exposures through financial market instruments. We utilize derivative instruments, primarily

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

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
Non-Designated Derivatives
The total outstanding notional contract and fair value asset (liability) amounts of non-designated hedge contracts, with maximum maturity of two months, are as follows (in thousands):

	U.S. Notional Contract Value		U.S. Fair Value
	Fiscal 2019 year-end	Fiscal 2018 year-end	Fiscal 2019 year-end	Fiscal 2018 year-end
Foreign currency hedge contracts
Purchase	$53,920	$169,437	$(117)	$(1,704)
Sell	$(86,984)	$(125,165)	$(473)	$832

The fair value of our derivative instruments is included in prepaid expenses and other assets and in other current liabilities in our Consolidated Balance Sheets. See Note 5, "Fair Values."
During fiscal 2019, 2018 and 2017, we recognized a loss of $5.8 million, a loss of $5.5 million and a gain of $17.8 million, respectively, in other income (expense) for derivative instruments not designated as hedging instruments. The fiscal 2017 gain included the above $11.3 million realized gain on the forward contracts related to the loan commitment.
Master Netting Arrangements
To mitigate credit risk in derivative transactions, we enter into master netting arrangements that allow each counterparty in the arrangements to net settle amounts of multiple and separate derivative transactions under certain conditions. We present the fair value of derivative assets and liabilities within our consolidated balance sheet on a gross basis even when derivative transactions are subject to master netting arrangements and may otherwise qualify for net presentation. The impact of netting derivative assets and liabilities is not material to our financial position for any of the periods presented. Our derivative contracts do not contain any credit risk related contingent features and do not require collateral or other security to be furnished by us or the counterparties.

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

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. GOODWILL AND INTANGIBLE ASSETS (Continued)

For both the OLS and ILS reporting units, we elected to bypass the qualitative assessment in fiscal 2019 and proceed directly to performing the goodwill impairment test. We performed our test using the opening balance sheet as of the first day of the fourth quarter of fiscal 2019 and noted no impairment. We determined the fair value of the OLS and ILS reporting units for the test using a 50-50% weighting of the Income (discounted cash flow) approach and Market (market comparable) approach. Management completed and reviewed the results of the impairment analysis and concluded that an impairment charge was not required as the estimated fair value of both the OLS and ILS reporting units was significantly in excess of their carrying values. Between the completion of our assessment and the end of the fourth quarter of fiscal 2019, we noted no indications of impairment or triggering events with either reporting unit to cause us to review goodwill for potential impairment.
The changes in the carrying amount of goodwill by segment for fiscal 2019 and 2018 are as follows (in thousands):

	Industrial Lasers & Systems (1)	OEM Laser Sources (2)	Total
Balance as of September 30, 2017	$315,516	$102,178	$417,694
Additions (see Note 4)	31,456	—	31,456
Translation adjustments	(4,764)	(1,446)	(6,210)
Balance as of September 29, 2018	342,208	100,732	442,940
Additions (see Note 4)	3,333	—	3,333
Translation adjustments	(15,260)	(3,912)	(19,172)
Balance as of September 28, 2019	$330,281	$96,820	$427,101
(1) Gross amount of goodwill for our ILS segment was $343.3 million at September 28, 2019 and $355.2 million at September 29, 2018, respectively. At both September 28, 2019 and September 29, 2018, the accumulated impairment loss for the ILS reporting unit was $13.0 million reflecting an impairment charge in fiscal 2009.
(2) Gross amount of goodwill for our OLS segment was $105.5 million and $109.5 million at September 28, 2019 and September 29, 2018, respectively. At both September 28, 2019 and September 29, 2018, the accumulated impairment loss for the OLS reporting unit was $8.7 million reflecting impairment charges in fiscal 2003 and fiscal 2009.
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
In fiscal 2019 and 2018, we did not have any impairment of intangible assets as a result of the impairment analysis.
The components of our amortizable intangible assets are as follows (in thousands):

	Fiscal year-end 2019			Fiscal year-end 2018
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Existing technology	$193,704	$(131,429)	$62,275	$201,759	$(94,376)	$107,383
Customer relationships	42,083	(21,512)	20,571	50,359	(22,383)	27,976
Trade name	5,261	(5,138)	123	5,888	(3,818)	2,070
Production know-how	2,300	(456)	1,844	—	—	—
In-process research and development	—	—	—	4,864	—	4,864
Total	$243,348	$(158,535)	$84,813	$262,870	$(120,577)	$142,293

For accounting purposes, when an intangible asset is fully amortized, it is removed from the disclosure schedule.
During the third quarter of fiscal 2019, in conjunction with our decision to co-locate the manufacturing and engineering of our HPFL products at our Hamburg, Germany, facility to our Tampere, Finland, location and exit a portion of our HPFL

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. GOODWILL AND INTANGIBLE ASSETS (Continued)

business, expected to be completed during fiscal 2020, we abandoned the in-process research and development project totaling $4.7 million and fully amortized the intangible asset. See Note 18, "Restructuring Charges."
The weighted average remaining amortization periods for existing technology, customer relationships, trade names and production know-how are approximately 2.1 years, 6.3 years, 0.1 years and 4.0 years, respectively. Amortization expense for intangible assets during fiscal 2019, 2018, and 2017 was $61.5 million, $60.0 million and $60.6 million, respectively. The change in accumulated amortization also includes $7.8 million (decrease) and $2.6 million (decrease) of foreign exchange impact for fiscal 2019 and fiscal 2018, respectively.
Estimated amortization expense for the next five fiscal years and all years thereafter are as follows (in thousands):

Estimated Amortization Expense
2020	$47,346
2021	17,403
2022	6,799
2023	4,346
2024	3,015
Thereafter	5,904
Total	$84,813

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. BALANCE SHEET DETAILS
Prepaid expenses and other assets consist of the following (in thousands):

	Fiscal year-end
	2019	2018
Prepaid and refundable income taxes	$44,096	$37,884
Other taxes receivable	11,208	16,930
Prepaid expenses and other assets	22,689	30,266
Total prepaid expenses and other assets	$77,993	$85,080

Other assets consist of the following (in thousands):

	Fiscal year-end
	2019	2018
Assets related to deferred compensation arrangements (see Note 13)	$35,842	$37,370
Deferred tax assets (see Note 16)	87,011	64,858
Other assets (1)	18,111	9,521
Total other assets	$140,964	$111,749

(1) In the first quarter of fiscal 2019, we invested 3.0 million Euro ($3.4 million) in 3D-Micromac AG, a private company in Germany. The investment is included in other assets and is being carried on a cost basis and will be adjusted for impairment if we determine that indicators of impairment exist at any point in time.
Other current liabilities consist of the following (in thousands):

	Fiscal year-end
	2019	2018
Accrued payroll and benefits	$55,698	$55,704
Accrued expenses and other	41,039	36,859
Warranty reserve (see Note 2)	36,460	40,220
Customer deposits	10,843	19,933
Deferred revenue	23,695	30,613
Total other current liabilities	$167,735	$183,329

Other long-term liabilities consist of the following (in thousands):

	Fiscal year-end
	2019	2018
Long-term taxes payable	$37,385	$36,336
Deferred compensation (see Note 13)	39,715	40,895
Deferred tax liabilities (see Note 16)	27,785	26,339
Deferred revenue	8,012	5,091
Asset retirement obligations liability (see Note 2)	4,934	4,529
Defined benefit plan liabilities (see Note 14)	45,862	37,528
Other long-term liabilities	2,188	1,238
Total other long-term liabilities	$165,881	$151,956

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. BORROWINGS
On November 7, 2016 (the "Closing Date"), we entered into a Credit Agreement by and among us, Coherent Holding BV & Co. K.G. (formerly Coherent Holding GmbH), as borrower (the "Borrower"), and certain of our direct and indirect subsidiaries from time to time party thereto, as guarantors, the lenders from time to time party thereto, Barclays Bank PLC, as administrative agent and an L/C Issuer, Bank of America, N.A., as an L/C Issuer, and MUFG Union Bank, N.A., as an L/C Issuer (the "Initial Credit Agreement" and, as amended by the Amendments (defined below), the "Credit Agreement"). The Initial Credit Agreement provided for a 670.0 million Euro senior secured term loan facility (the "Euro Term Loan") and a $100.0 million senior secured revolving credit facility (the "Revolving Credit Facility") with a $30.0 million letter of credit sublimit and a $10.0 million swing line sublimit, in each case, which may be increased from time to time pursuant to an incremental feature set forth in the Credit Agreement. On November 7, 2016, the Borrower borrowed the full 670.0 million Euros under the Euro Term Loan and its proceeds were used to finance the acquisition of Rofin and pay related fees and expenses. On November 7, 2016, we also used 10.0 million Euros of the capacity under the Revolving Credit Facility for the issuance of a letter of credit. On November 20, 2018, we borrowed an additional $40.0 million under the Revolving Credit Facility and on July 29, 2019, we repaid $30.0 million of the amount borrowed. The Initial Credit Agreement was amended on May 8, 2017 (the "First Amendment") to reduce the interest rate margins applicable to the Euro Term Loan and was amended again on July 5, 2017 (the "Second Amendment" and, together with the First Amendment, the "Amendments") to make certain technical changes in connection with the conversion of the Borrower from a German company with limited liability to a German limited partnership.
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
As of September 28, 2019, the outstanding principal amount of the Euro Term Loan was 364.9 million Euros. As of September 28, 2019, the outstanding principal amount of the Revolving Credit Facility was $10.0 million plus a 10.0 million Euro letter of credit.
Loans under the Credit Agreement bear interest, at the Borrower's option, at a rate equal to either (i)(x) in the case of calculations with respect to U.S. Dollars or certain other alternative currencies, the London interbank offered rate (the "LIBOR") or (y) in the case of calculations with respect to the Euro, the euro interbank offered rate ("EURIBOR" and, together with LIBOR, the "Eurocurrency Rate") or (ii) a base rate (the "Base Rate") equal to the highest of (x) the federal funds rate, plus 0.50%, (y) the prime rate then in effect and (z) the Eurocurrency Rate for loans denominated in U.S. dollars applicable to a one-month interest period, plus 1.0%, in each case, plus an applicable margin that is subject to adjustment pursuant to a pricing grid based on consolidated total gross leverage ratio. At September 28, 2019, the applicable margin for Euro Term Loans borrowed as Eurocurrency Rate loans, was 2.00% per annum and as Base Rate loans was 1.00% per annum and the applicable margin for revolving loans borrowed as Eurocurrency Rate loans was 3.75% per annum and as Base Rate loans was 2.75% per annum. Interest on Base Rate Loans is payable quarterly in arrears. Interest on Eurocurrency Rate loans is payable at the end of the applicable interest period (or at three month intervals if the interest period exceeds three months).
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
The Credit Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of us and our subsidiaries to, among other things, incur debt, grant liens, make investments, make certain restricted payments, transact with affiliates, and sell assets. The Credit Agreement also requires us and our subsidiaries to maintain a senior secured

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. BORROWINGS (continued)

net leverage ratio as of the last day of each fiscal quarter of less of than or equal to 3.50 to 1.00. We were in compliance with all covenants at September 28, 2019.
We incurred $28.5 million of debt issuance costs related to the Euro Term Loan and $0.5 million of debt issuance costs to the original lenders related to the First Amendment, which are included in short-term borrowings and current portion of long-term obligations and long-term obligations in the consolidated balance sheets and will be amortized to interest expense over the seven year life of the Euro Term Loan using the effective interest method, adjusted to accelerate amortization related to voluntary repayments. We incurred $2.3 million of debt issuance costs in connection with the Revolving Credit Facility which were capitalized and included in prepaid expenses and other assets and other assets in the consolidated balance sheets and will be amortized to interest expense using the straight-line method over the contractual term of 5 years of the Revolving Credit Facility.
Additional sources of cash available to us were international currency lines of credit and bank credit facilities totaling $26.0 million as of September 28, 2019, of which $20.8 million was unused and available. These unsecured international facilities were used in Europe and Japan in fiscal 2019. As of September 28, 2019, we had utilized $5.2 million of the international credit facilities as guarantees in Europe.
Short-term borrowings and current portion of long-term obligations consist of the following (in thousands):

	Fiscal year-end
	2019	2018
Current portion of Euro Term Loan (1)	$2,748	$3,092
1.3% Term loan due 2024	1,367	1,448
1.0% State of Connecticut term loan due 2023	378	374
Capital lease obligations	370	158
Line of credit borrowings	10,000	—
Total current portion of long-term obligations	$14,863	$5,072
(1) Net of debt issuance costs of $4.6 million and $4.7 million at September 28, 2019 and September 29, 2018, respectively.

Long-term obligations consist of the following (in thousands):

	Fiscal year-end
	2019	2018
Euro Term Loan due 2024 (1)	$385,208	$411,661
1.3% Term loan due 2024	5,466	7,242
1.0% State of Connecticut term loan due 2023	1,028	1,406
Capital lease obligations	536	402
Total long-term obligations	$392,238	$420,711
(1) Net of debt issuance costs of $6.4 million and $11.2 million at September 28, 2019 and September 29, 2018, respectively.

Contractual maturities of our debt obligations, excluding line of credit borrowings, as of September 28, 2019 are as follows (in thousands):

Amount
2020	$9,439
2021	9,442
2022	9,193
2023	9,003
2024	370,976
Total	$408,053

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. COMMITMENTS AND CONTINGENCIES
Indemnifications
In the normal course of business, we enter into agreements that contain a variety of representations and warranties and provide for general indemnification. Exposure under these agreements is unknown because claims may be made against us in the future and we may record charges in the future as a result of these indemnification obligations. As of September 28, 2019, we did not have any material indemnification claims that were probable or reasonably possible.
Commitments
We lease many of our facilities under operating leases and recognize rent expense on a straight-line basis over the life of the leases.
Future minimum payments under our non-cancellable operating leases at September 28, 2019 are as follows (in thousands):

Amount
2020	$19,578
2021	14,579
2022	10,405
2023	6,817
2024	4,156
Thereafter through 2032	10,755
Total	$66,290

Rent expense was $22.9 million, $22.1 million and $16.5 million in fiscal 2019, 2018 and 2017, respectively.
As of September 28, 2019, we had total purchase commitments for inventory of approximately $60.9 million and purchase obligations for fixed assets and services of $17.1 million compared to $126.1 million of purchase commitments for inventory and $15.6 million of purchase obligations for fixed assets and services at September 29, 2018. The inventory decrease was primarily due to lower commitments to support the lower backlog of shipments of large ELA tools used in the flat panel display market and the lower demand in the materials processing market. The fixed assets and services increase was primarily due to the expansion of our manufacturing capacity in Scotland.
Contingencies
We are subject to legal claims and litigation arising in the ordinary course of business, such as product liability, employment or intellectual property claims, including, but not limited to, the matters described below.
On May 14, 2013, IMRA America (“Imra”) filed a complaint alleging patent infringement against two of our subsidiaries in the Regional Court of Düsseldorf, Germany. Our subsidiaries subsequently filed a separate nullity action with the Federal Patent Court in Munich, Germany, requesting that the court hold that the patent in question was invalid based on prior art. The court found the patent to be invalid, and Imra appealed the decision to the Federal Court of Justice, the highest civil jurisdiction court in Germany. The Federal Court of Justice dismissed the appeal on March 27, 2018, effectively ending the case in favor of Coherent. In addition, as of April 3, 2019, all of the involved courts had finalized the granting of costs and statutory attorneys’ fees to Coherent of an aggregate amount of approximately $0.1 million. Imra has since paid this amount.
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

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. COMMITMENTS AND CONTINGENCIES (continued)

We are currently in discussions with the German government regarding an export compliance matter involving one of our German subsidiaries. We believe that this involves less than approximately 1.5 million Euros in transactions over the past three years and do not believe that the final resolution of this matter will be material to our consolidated financial position, results of operations or cash flows. However, the German government investigation is ongoing and it is possible that substantial payments, fines, penalties or damages could result. Even though we do not currently expect this matter to be material to our consolidated financial position, results of operations or cash flows, circumstances could change as the investigation progresses.

12. STOCK REPURCHASES
On February 6, 2018, our board of directors authorized a stock repurchase program authorizing the Company to repurchase up to $100.0 million of our common stock from time to time through January 31, 2019. During fiscal 2018, we repurchased and retired 574,946 shares of outstanding common stock under this program at an average price of $173.91 per share for a total of $100.0 million, thereby repurchasing the full amount authorized under this program.
On October 28, 2018, our board of directors authorized a stock repurchase program authorizing the Company to repurchase up to $250.0 million of our common stock through December 31, 2019, with a limit of no more than $75.0 million per quarter. During fiscal 2019, we repurchased and retired 603,828 shares of outstanding common stock under this program at an average price of $128.20 per share for a total of $77.4 million.

13. EMPLOYEE STOCK AWARD AND BENEFIT PLANS
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

	Fiscal year-end
	2019	2018
Cash surrender value of life insurance contracts	$16,223	$15,830
Fair value of mutual and money market funds	22,852	22,384
Total assets	$39,075	$38,214

Total assets, included in:
Prepaid expenses and other assets	$3,233	$844
Other assets	35,842	37,370
Total assets	$39,075	$38,214

	Fiscal year-end
	2019	2018
Total deferred compensation liability, included in:
Other current liabilities	$3,233	$844
Other long-term liabilities	39,715	40,895
Total deferred compensation liability	$42,948	$41,739

Life insurance premiums loads, policy fees and cost of insurance that are paid from the asset investments and gains and losses from the asset investments for these plans are recorded as components of other income or expense; such amounts were net gains of $1.1 million in fiscal 2019, $4.8 million in fiscal 2018 and $5.0 million (including a $1.3 million death benefit) in fiscal 2017. Changes in the obligation to plan participants are recorded as a component of operating expenses and cost of sales; such amounts were net losses of $1.5 million in fiscal 2019, $5.2 million in fiscal 2018 and $3.9 million in fiscal 2017. Liabilities associated with participant balances under our deferred compensation plans are affected by individual contributions and distributions made, as well as gains and losses on the participant's investment allocation election.
Coherent Employee Retirement and Investment Plan
Under the Coherent Employee Retirement and Investment Plan, we match employee contributions to the plan up to a maximum of 4% of the employee's individual earnings subject to IRS limitations. Employees become eligible for participation and Company matching contributions on their first day of employment. The Company's contributions (net of forfeitures) during fiscal 2019, 2018, and 2017 were $5.7 million, $5.6 million and $4.8 million, respectively.
Employee Stock Purchase Plan
We have an Employee Stock Purchase Plan ("ESPP") whereby eligible employees may authorize payroll deductions of up to 10% of their regular base salary to purchase shares at the lower of 85% of the fair market value of the common stock on the date of commencement of the offering or on the last day of the six-month offering period. During fiscal 2019, 2018 and 2017, a total of 108,034 shares, 66,099 shares and 95,678 shares, respectively, were purchased by and distributed to employees at an average price of $109.32, $159.97 and $81.82 per share, respectively. At fiscal 2019 year-end, we had 250,749 shares of our common stock reserved for future issuance under the plan.
Stock Award Plans
We maintain a stock plan for which employees, service providers and non-employee directors are eligible participants. This plan, the 2011 Equity Incentive Plan (the "2011 Plan"), provides for a number of different equity-based grants, including options, time-based restricted stock units and performance restricted stock units. Under the 2011 Plan, Coherent may grant options and awards (time-based restricted stock units and performance restricted stock units) to purchase up to 6,747,691 shares of common stock, of which 4,489,186 shares remained available for grant at fiscal 2019 year-end. At fiscal 2019 year-end, all outstanding stock options and restricted stock units have been issued under plans approved by our shareholders.
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

•	The service-based restricted stock awards generally vest within three years from the date of grant.

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. EMPLOYEE STOCK AWARD AND BENEFIT PLANS (continued)

•
The service-based restricted stock unit awards are generally subject to annual vesting over three years from the date of grant, though from time-to-time, depending upon exceptional circumstances, the Company has granted restricted stock unit awards with one or two year vesting.

•
The performance restricted stock unit award grants are generally either subject to annual vesting over three years from the date of grant or subject to a single vest measurement three years from the date of grant, depending upon achievement of performance measurements based on the performance of the Company's total shareholder returns (as defined in the plan) over the performance period compared with the performance of the applicable Russell Index (or as otherwise determined by the Compensation and HR Committee).

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
The fair values of shares purchased under the employee stock purchase plan for fiscal 2019, 2018 and 2017 were estimated using the following weighted-average assumptions:

	Employee Stock Purchase Plans
	Fiscal
	2019	2018	2017
Expected life in years	0.5	0.5	0.5
Expected volatility	47.9%	50.1%	33.0%
Risk-free interest rate	2.4%	1.6%	0.7%
Weighted average fair value per share	$40.77	$64.39	$39.40

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

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. EMPLOYEE STOCK AWARD AND BENEFIT PLANS (continued)

	Fiscal
	2019	2018	2017
Risk-free interest rate	2.9%	1.7%	1.3%
Volatility	43.7%	37.0%	31.0%
Weighted average fair value	$117.43	$315.05	$163.17

We recognize the estimated cost of these awards, as determined under the simulation model, over the related service period of approximately 3 years, with no adjustment in future periods based upon the actual shareholder return over the performance period.
Stock Compensation Expense
The following table shows total stock-based compensation expense and related tax benefits included in the Consolidated Statements of Operations for fiscal 2019, 2018 and 2017 (in thousands):

	Fiscal
	2019	2018	2017
Cost of sales	$4,880	$4,403	$3,541
Research and development	2,990	3,247	2,973
Selling, general and administrative	28,596	25,088	23,911
Income tax benefit	(4,946)	(5,073)	(7,073)
	$31,520	$27,665	$23,352

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
During fiscal 2019, $4.8 million of stock-based compensation cost was capitalized as part of inventory for all stock plans, $4.8 million was amortized into cost of sales and $1.5 million remained in inventory at September 28, 2019. During fiscal 2018, $4.7 million of stock-based compensation cost was capitalized as part of inventory for all stock plans, $4.4 million was amortized into cost of sales and $1.5 million remained in inventory at September 29, 2018.
At fiscal 2019 year-end, the total compensation cost related to unvested stock-based awards granted to employees under our stock plans but not yet recognized was approximately $33.1 million. We do not estimate forfeitures. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 1.5 years.
The stock option exercise tax benefits, if any, are reported in the statement of cash flows. The tax benefits result from tax deductions in excess of the stock-based compensation cost recognized and are determined on a grant-by-grant basis. During fiscal 2017, we recorded approximately $1.6 million of excess tax benefits as cash flows from financing activities. We adopted the new accounting standard on share-based compensation in the first quarter of fiscal 2018. As a result, we recognized net excess tax benefits from stock award exercises and restricted stock unit vesting as a discrete tax benefit, which reduced the provision for income taxes by $2.5 million and $12.8 million for fiscal 2019 and 2018, respectively.
Stock Awards Activity
At each of fiscal 2019, 2018 and 2017 year-end, we had 24,000 shares subject to vested stock options outstanding. The vested stock options at fiscal 2019 are held by one non-employee director and expire on September 20, 2021.

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. EMPLOYEE STOCK AWARD AND BENEFIT PLANS (continued)

The following table summarizes the activity of our time-based and performance restricted stock units for fiscal 2019, 2018 and 2017 (in thousands, except per share amounts):

	Time Based Restricted Stock Units		Performance Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested stock at October 1, 2016	459	$66.47	169	$74.10
Granted	186	131.54	115	163.17
Vested (1)	(229)	66.02	(104)	77.10
Forfeited	(17)	84.79	(4)	70.57
Nonvested stock at September 30, 2017	399	$118.83	176	$105.34
Granted	99	254.20	78	315.05
Vested(1)	(213)	88.45	(95)	70.57
Forfeited	(6)	119.66	—	—
Nonvested stock at September 29, 2018	279	$155.24	159	$155.76
Granted	195	128.25	105	117.43
Vested(1)	(169)	127.90	(131)	74.48
Forfeited	(10)	170.97	—	—
Nonvested stock at September 28, 2019	295	$152.47	133	$184.26
__________________________________________

(1)
Service-based restricted stock units vested during each fiscal year. Performance-based restricted stock units included at 100% of target goal. Under the terms of the awards, the recipient may earn between 0% and 200% of the award.

Restricted Stock Units are converted into the right to receive common stock upon vesting; prior to issuance, the Company permits the employee holders to satisfy their tax withholding requirements by net settlement, whereby the Company withholds a portion of the shares to cover the applicable taxes based on the fair market value of the Company's stock at the vesting date. The number of shares withheld to cover tax payments was 120,000 in fiscal 2019, 131,000 in fiscal 2018 and 131,000 in fiscal 2017; tax payments made were $15.2 million, $36.3 million and $15.7 million, respectively.

14. DEFINED BENEFIT PLANS
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
14. DEFINED BENEFIT PLANS (continued)

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
Components of net periodic cost are as follows for fiscal 2019, 2018 and 2017 (in thousands):

	Fiscal
	2019	2018	2017
Service cost	$1,955	$2,262	$2,077
Interest cost	1,308	1,230	1,086
Expected return on plan assets	(817)	(787)	(736)
Recognized net actuarial (gain) loss	470	240	(236)
Foreign exchange impacts	(79)	(56)	(6)
Recognition of curtailment gain due to plan freeze	—	(1,236)	—
Net periodic pension cost	$2,837	$1,653	$2,185

The service cost component of net periodic costs is included in selling, general and administrative ("SG&A") expenses, and the interest costs, net actuarial (gain) loss and other components are included in Other-net within other income (expense) in the consolidated statements of operations.
The changes in projected benefit obligations and plan assets, as well as the ending balance sheet amounts for our defined benefit plans, are as follows (in thousands):

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14. DEFINED BENEFIT PLANS (continued)

	Fiscal 2019	Fiscal 2018
Change in benefit obligation:
Projected benefit obligation at beginning of year	$51,499	$52,547
Service cost	1,955	2,262
Interest cost	1,308	1,230
Assumption change	9,505	(1,517)
Experience (gain) loss	(308)	596
Foreign exchange rate impacts	(1,889)	(460)
Benefits paid - total	(1,633)	(1,923)
Curtailment gain	—	(1,236)
Projected benefit obligation at end of year	$60,437	$51,499

Projected benefit obligation at end of year:
U.S. plans	$18,892	$15,754
Foreign plans	41,545	35,745
Projected benefit obligation at end of year	$60,437	$51,499

Change in plan assets:
Fair value of plan assets at beginning of year	$12,486	$11,856
Actual return on plan assets	539	672
Employer contributions	455	361
Benefits paid - funded plan	(483)	(403)
Fair value of plan assets at end of year	$12,997	$12,486

Fair value of plan assets at end of year:
U.S. plans	$12,766	$12,323
Foreign plans	231	163
Fair value of plan assets at end of year	12,997	12,486
Unfunded status at end of year	$(47,440)	$(39,013)

Amounts recognized in the consolidated balance sheet:
Accrued benefit liability - current	$(1,578)	$(1,485)
Accrued benefit liability - non current	(45,862)	(37,528)
Accumulated other comprehensive (gain) loss (pre-tax)	2,590	(6,340)

The information for plans with an accumulated benefit obligation in excess of plan assets is as follows (in thousands):

	Fiscal year-end
	2019	2018
Projected benefit obligation	$60,437	$51,499
Accumulated benefit obligation	55,941	47,713
Fair value of plan assets	12,997	12,486

The weighted-average rates used to determine the net periodic benefit costs are as follows:

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14. DEFINED BENEFIT PLANS (continued)

	Fiscal 2019	Fiscal 2018
Discount rate:
U.S.	3.0%	4.2%
Foreign	0.8%	1.9%
Expected return on plan assets:
U.S.	5.8%	6.8%
Rate of compensation increase
U.S.	—%	—%
Foreign	2.1%	1.5%

We recognize the over (under) funded status of the defined benefit plans in our consolidated balance sheets. We also recognize, in other comprehensive income (loss), certain gains and losses that arise for the period but are deferred under current pension accounting rules. A one percent change in the discount rate or the expected rate of return on plan assets would not have a material impact on the projected benefit obligation or the net periodic benefit cost. The decrease in discount rates for U.S. and foreign plans was the primary reason for the assumption change and the increase in the projected benefit obligation.

Expected benefit payments for each of the next five fiscal years and the five years aggregated thereafter is as follows (in thousands):

Amount
2020	$2,197
2021	1,872
2022	2,704
2023	2,462
2024	2,825
2025-2029	15,381
Total	$27,441

Our pension plan asset allocations at September 28, 2019 and September 29, 2018 by asset category are as follows:

	Allocation
	Target	Fiscal 2019	Fiscal 2018
Equity securities	34%	33%	51%
Debt securities	66%	67%	49%
Total plan assets	100%	100%	100%

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

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14. DEFINED BENEFIT PLANS (continued)

The fair values of our pension plan assets, by level within the fair value hierarchy, at September 28, 2019 are as follows:

Asset categories	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market	$503	$—	$—	$503
Equity securities:
Small cap	—	135	—	135
Mid cap	—	250	—	250
Large cap	—	751	—	751
Total market stock	—	1,689	—	1,689
International	—	1,276	—	1,276
Emerging markets	—	204	—	204
Debt securities:
Bonds and mortgages	—	3,110	—	3,110
Inflation protected	—	634	—	634
High yield	—	634	—	634
Liability driven investments	—	3,811	—	3,811
Total plan assets	$503	$12,494	$—	$12,997
The fair values of our pension plan assets, by level within the fair value hierarchy, at September 29, 2018 are as follows:

Asset categories	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market	$—	$708	$—	$708
Equity securities:
Small cap	—	297	—	297
Mid cap	—	593	—	593
Large cap	—	2,368	—	2,368
Total market stock	—	1,067	—	1,067
International	—	1,762	—	1,762
Emerging markets	—	263	—	263
Debt securities:
Bonds and mortgages	—	4,229	—	4,229
Inflation protected	—	593	—	593
High yield	—	606	—	606
Total plan assets	$—	$12,486	$—	$12,486

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. OTHER INCOME (EXPENSE), NET
Other income (expense) includes other-net which is comprised of the following (in thousands):

	Fiscal
	2019	2018	2017
Foreign exchange gain (loss)	$(5,774)	$(11,286)	$4,656
Gain on deferred compensation investments, net (Note 13)	1,140	4,835	4,955
Other	(410)	(735)	221
Other—net	$(5,044)	$(7,186)	$9,832

16. INCOME TAXES
The provision for (benefit from) income taxes on income from continuing operations before income taxes consists of the following (in thousands):

	Fiscal
	2019	2018	2017
Currently payable:
Federal	$1,995	$1,163	$5,617
State	557	114	1,022
Foreign	13,448	107,487	116,022
	16,000	108,764	122,661
Deferred and other:
Federal	(407)	26,334	1,413
State	516	(489)	(153)
Foreign	(9,886)	(20,414)	(30,510)
	(9,777)	5,431	(29,250)
Provision for income taxes	$6,223	$114,195	$93,411

The components of income from continuing operations before income taxes consist of (in thousands):

	Fiscal
	2019	2018	2017
United States	$54,480	$65,272	$25,540
Foreign	5,568	296,283	276,515
Income from continuing operations before income taxes	$60,048	$361,555	$302,055

The reconciliation of the income tax expense at the U.S. Federal statutory rate (21.0% in fiscal 2019, 24.5% in fiscal 2018 and 35.0% in fiscal 2017) to actual income tax expense is as follows (in thousands):

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16. INCOME TAXES (continued)

	Fiscal
	2019	2018	2017
Federal statutory tax expense	$12,610	$88,684	$105,719
Valuation allowance	7,925	4,263	4,454
Foreign taxes at rates greater (less) than U.S. rates, net	(8,210)	8,417	(12,346)
Stock-based compensation	556	(8,536)	3,969
State income taxes, net of federal income tax benefit	1,131	(373)	398
Research and development credit	(3,665)	(6,972)	(7,884)
Deferred compensation	(206)	(560)	(1,022)
Release of unrecognized tax benefits	(6,688)	(352)	(538)
Release of interest accrued for unrecognized tax benefits	(205)	(156)	(78)
U.S. tax reform impact	—	26,653	—
Deferred taxes on foreign earnings	1,215	—	—
Write-off of withholding tax credits	1,134	—	—
Other, net	626	3,127	739
Provision for income taxes	$6,223	$114,195	$93,411
Effective tax rate	10.4%	31.6%	30.9%

On December 22, 2017, the Tax Act was enacted. The Tax Act contains significant changes to U.S. tax law, including lowering the U.S. corporate income tax rate to 21.0%, implementing a territorial tax system with a one-time transition tax assessment on previously tax-deferred foreign earnings and imposing new taxes on certain foreign-sourced income. We elected to pay the one-time transition tax over a period of up to eight years.
In conjunction with the Tax Act, the SEC issued guidance under Staff Accounting Bulletin No. 118 ("SAB 118") directing taxpayers to record the impact of the Tax Act as "provisional" when they do not have all the necessary information to complete the accounting under ASC 740. The guidance allowed for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impact. In accordance with SAB 118, we recorded provisional estimates to our consolidated financial statements in fiscal 2018 based on the Tax Act. During the first quarter of fiscal 2019, we further analyzed the income tax effects of the Tax Act and determined there were no material changes to the provisional amounts disclosed in our fiscal 2018 financial statements. Although our accounting for the effects of the Tax Act is complete under SAB 118, there may be future adjustments based on interpretations by the U.S. federal and state governments and regulatory organizations, legislative updates or new regulations, or changes in accounting standards for income taxes.
The Tax Act also includes provisions for Global Intangible Low-Taxed Income (“GILTI”) wherein taxes on foreign income are imposed in excess of a deemed return on tangible assets of foreign corporations. In general, this income will effectively be taxed at a 10.5% tax rate reduced by any available current year foreign tax credits. This provision became effective for taxable years beginning after December 31, 2017, which was our fiscal 2019. We have elected to treat tax generated by the GILTI provisions as a period expense.
The effective tax rate on income from continuing operations before income taxes for fiscal 2019 of 10.4% was lower than the U.S. federal tax rate of 21.0% primarily due to the tax benefit from losses of our German subsidiaries, which are subject to higher tax rates than U.S. tax rates, adjustments related to the Tax Act's transition tax, the net excess tax benefits from restricted stock unit vesting, the benefit of federal research and development tax credits and our Singapore and South Korea tax exemptions. These amounts are partially offset by an accrual for foreign withholding taxes on certain current year foreign earnings not considered permanently reinvested, stock-based compensation not deductible for tax purposes and limitations on the deductibility of compensation under Internal Revenue Code Section 162(m).
Coherent Singapore made an additional capital contribution to Coherent Korea in 2019 to take advantage of the High-Tech tax exemption provided by the Korean authorities. The High-Tech tax exemption is effective retroactively to the beginning of fiscal 2019. The impact of this tax exemption decreased Coherent Korea income taxes by approximately $2.4 million in fiscal 2019. The benefit of the tax holiday on net income per diluted share was $0.10.

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16. INCOME TAXES (continued)

In October 2016, Coherent Singapore received an amended Pioneer Status tax exemption from the Singapore authorities effective from fiscal 2012 through fiscal 2021. The tax holiday continues to be conditional upon our meeting certain revenue, business spending and employment thresholds. The impact of this tax exemption decreased Coherent Singapore income taxes by approximately $3.9 million, $2.5 million and $1.1 million in fiscal 2019, fiscal 2018 and fiscal 2017, respectively. The benefits of the tax holiday on net income per diluted share were $0.16, $0.10 and $0.04, respectively.
The significant components of deferred tax assets and liabilities were (in thousands):

	Fiscal year-end
	2019	2018
Deferred tax assets:
Reserves and accruals not currently deductible	$40,687	$36,467
Operating loss carryforwards and tax credits	71,890	67,068
Deferred revenue	986	2,682
Inventory capitalization	—	2,450
Stock-based compensation	5,649	5,267
Competent authority offset to transfer pricing tax reserves	10,585	10,585
Accumulated translation adjustment	5,459	432
Other	4,423	351
Total gross deferred tax assets	139,679	125,302
Valuation allowance	(41,491)	(33,731)
Total net deferred tax assets	98,188	91,571
Deferred tax liabilities:
Depreciation and amortization	23,625	39,358
U.S. tax reform impacts	14,603	13,694
Inventory capitalization	734	—
Total gross deferred tax liabilities	38,962	53,052
Net deferred tax assets	$59,226	$38,519

In determining our fiscal 2019 and 2018 tax provisions under ASC 740, we calculated the deferred tax assets and liabilities for each separate tax entity. We then considered a number of factors including the positive and negative evidence regarding the realization of our deferred tax assets to determine whether a valuation allowance should be recognized with respect to our deferred tax assets. We determined that a valuation allowance was appropriate for a portion of the deferred tax assets of our California and certain state research and development tax credits, foreign tax attributes and foreign net operating losses at fiscal 2019 and 2018 year-ends.
During fiscal 2019, we increased our valuation allowance on deferred tax assets by $7.8 million to $41.5 million, primarily due to the net operating losses generated from certain foreign entities and California research and development tax credits, which are not expected to be recognized. At September 28, 2019, we had U.S. federal deferred tax assets related to research and development credits, foreign tax credits and other tax attributes that can be used to offset federal taxable income in future periods. These credit carryforwards will expire if they are not used within certain time periods. Management determined that there is sufficient positive evidence to conclude that it is more likely than not that sufficient taxable income will exist in the future allowing us to recognize these deferred tax assets.
The net deferred tax asset is classified on the consolidated balance sheets as follows (in thousands):

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16. INCOME TAXES (continued)

	Fiscal year-end
	2019	2018
Non-current deferred income tax assets	$87,011	$64,858
Non-current deferred income tax liabilities	(27,785)	(26,339)
Net deferred tax assets	$59,226	$38,519

We have various tax attribute carryforwards which include the following:

•
Foreign federal and local gross net operating loss carryforwards are $61.6 million, of which $47.0 million have no expiration date and $14.6 million have various expiration dates beginning in fiscal 2020. Among the total of $61.6 million foreign net operating loss carryforwards, a valuation allowance of $31.7 million has been provided for certain jurisdictions since the recovery of the carryforwards is uncertain. U.S. federal and certain state gross net operating loss carryforwards are $14.0 million and $30.7 million, respectively, which were acquired from our acquisitions. A full valuation allowance against certain other state net operating losses of $30.7 million has been recorded. California gross net operating loss carryforwards are $2.8 million and are scheduled to expire beginning in fiscal 2032.

•
U.S. federal R&D credit carryforwards of $35.4 million are scheduled to expire beginning in fiscal 2025. California R&D credit carryforwards of $32.2 million have no expiration date. A total of $27.1 million valuation allowance, before U.S. federal benefit, has been recorded against California R&D credit carryforwards of $32.2 million since the recovery of the carryforwards is uncertain. Other states R&D credit carryforwards of $3.9 million are scheduled to expire beginning in fiscal 2020. A valuation allowance totaling $2.7 million, before U.S. federal benefit, has been recorded against certain state R&D credit carryforwards of $3.9 million since the recovery of the carryforwards is uncertain.

•	U.S. federal foreign tax credit carryforwards of $51.9 million are scheduled to expire beginning in fiscal 2022.
We are subject to taxation and file income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. Our most significant tax jurisdictions are the U.S. and Germany. For U.S. federal and German income tax purposes, all years prior to fiscal 2016 and 2010, respectively, are closed to examination. In our other major foreign jurisdictions and our major state jurisdictions, the years prior to fiscal 2013 and 2015, respectively, are closed. Earlier years in our various jurisdictions may remain open for adjustment to the extent that we have tax attribute carryforwards from those years.
In November 2018, Coherent Korea Ltd. received a tax audit notice for fiscal 2016. The audit began in December 2018. The South Korean tax authorities also performed an audit focused on intercompany transfer pricing arrangements for fiscal 2014, 2015 and 2017. In May 2019, the South Korean tax authorities issued transfer pricing assessments for taxes, royalties and sales commissions. We are in the process of appealing and contesting these assessments through the Competent Authority process between South Korea, Germany and the United States. Accordingly, there is no change to our tax reserves at the time of filing of this annual report. We are continuing to monitor and evaluate this situation.
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
A reconciliation of the change in gross unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16. INCOME TAXES (continued)

	Fiscal year-end
	2019	2018	2017
Balance as of the beginning of the year	$65,882	$47,566	$20,442
Increase related to acquisitions	—	—	25,151
Tax positions related to current year:
Additions	605	19,033	1,326
Reductions	—	—	—
Tax positions related to prior year:
Additions	448	117	4,951
Reductions	(6,071)	—	(65)
Lapses in statutes of limitations	(639)	(700)	(610)
Decrease in unrecognized tax benefits based on audit results	—	—	(5,217)
Foreign currency revaluation adjustment	(2,114)	(134)	1,588
Balance as of end of year	$58,111	$65,882	$47,566

As of September 28, 2019, the total amount of gross unrecognized tax benefits including gross interest and penalties was $63.9 million, of which $43.9 million, if recognized, would affect our effective tax rate. We reassessed the computation of the transition tax liability based upon the issuance of new guidance and the availability of additional substantiation in fiscal 2019. The adjustments resulted in a tax benefit of approximately $6.0 million, which was recorded in fiscal 2019. Our total gross unrecognized tax benefit, net of certain deferred tax assets is classified as a long-term taxes payable in the consolidated balance sheets. We include interest and penalties related to unrecognized tax benefits within the provision for income taxes. As of September 28, 2019, the total amount of gross interest and penalties accrued was $5.8 million and it is classified as long-term taxes payable in the consolidated balance sheets. As of September 29, 2018, we had accrued $4.4 million for the gross interest and penalties and it is classified as Other long-term liabilities in the consolidated balance sheets.
A summary of the fiscal tax years that remain subject to examination, as of September 28, 2019, for our major tax jurisdictions is:

United States—Federal	2016—forward
United States—Various States	2015—forward
Netherlands	2014—forward
Germany	2010—forward
Japan	2013—forward
South Korea	2014—forward
United Kingdom	2017—forward

17. SEGMENT AND GEOGRAPHIC INFORMATION
At September 28, 2019, we were organized into two reporting segments, OLS and ILS, based upon our organizational structure and how the CODM receives and utilizes information provided to allocate resources and make decisions. This segmentation reflects the go-to-market strategies and synergies for our broad portfolio of laser technologies and products. While both segments deliver cost-effective, highly reliable photonics solutions, the OLS business segment is focused on high performance laser sources and complex optical sub-systems, typically used in microelectronics manufacturing, medical diagnostics and therapeutic applications, as well as in scientific research. Our ILS business segment delivers high performance laser sources, sub-systems and tools primarily used for industrial laser materials processing, serving important end markets like automotive, machine tool, consumer goods and medical device manufacturing. Rofin's operating results have been included primarily in our ILS segment. Ondax's and OR Laser's operating results have been included in our ILS segment.

We have identified OLS and ILS as operating segments for which discrete financial information is available. Both units have dedicated engineering, manufacturing, product business management and product line management functions. A small

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. SEGMENT AND GEOGRAPHIC INFORMATION (continued)

portion of our outside revenue is attributable to projects and recently developed products for which a segment has not yet been determined. The associated direct and indirect costs are presented in the category of Corporate and other, along with other corporate costs as described below.

Our Chief Executive Officer has been identified as the CODM as he assesses the performance of the segments and decides how to allocate resources to the segments. Income from continuing operations is the measure of profit and loss that our CODM uses to assess performance and make decisions. As assets are not a measure used to assess the performance of the company by the CODM, asset information is not tracked or compiled by segment and is not available to be reported in our disclosures. Income from continuing operations represents the net sales less the cost of sales and direct operating expenses incurred within the operating segments as well as allocated expenses such as shared sales and manufacturing costs. We do not allocate certain operating expenses to our operating segments and we manage them at the corporate level. These unallocated costs include stock-based compensation and corporate functions (certain research and development, management, finance, legal and human resources) and are included in the results below under Corporate and other in the reconciliation of operating results. Management does not consider unallocated Corporate and other costs in its measurement of segment performance.

The following table provides net sales and income from continuing operations for our operating segments and a reconciliation of our total income from continuing operations to income from continuing operations before income taxes (in thousands):

	Fiscal
	2019	2018	2017
Net sales:
OEM Laser Sources	$886,676	$1,259,477	$1,143,620
Industrial Lasers & Systems	543,964	643,096	579,691
Total net sales	$1,430,640	$1,902,573	$1,723,311
Income (loss) from continuing operations:
OEM Laser Sources	$239,073	$469,835	$432,839
Industrial Lasers & Systems	(93,133)	(3,687)	(26,447)
Corporate and other	(62,845)	(73,131)	(80,897)
Total income from continuing operations	$83,095	$393,017	$325,495
Total other expense, net	(23,047)	(31,462)	(23,440)
Income from continuing operations before income taxes	$60,048	$361,555	$302,055

Geographic Information
Our foreign operations consist primarily of manufacturing facilities and sales offices in Europe and Asia-Pacific. Sales, marketing and customer service activities are conducted through sales subsidiaries throughout the world. Geographic sales information for fiscal 2019, 2018 and 2017 is based on the location of the end customer. Geographic long-lived asset information presented below is based on the physical location of the assets at the end of each year.

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. SEGMENT AND GEOGRAPHIC INFORMATION (continued)

Sales to unaffiliated customers are as follows (in thousands):

	Fiscal
SALES	2019	2018	2017
United States	$339,585	$309,495	$297,699
Foreign countries:
South Korea	313,461	652,313	628,369
China	194,653	235,568	162,316
Japan	138,028	180,223	154,985
Asia-Pacific, other	93,389	124,733	107,713
Germany	145,285	166,926	145,835
Europe, other	148,680	171,936	162,162
Rest of World	57,559	61,379	64,232
Total foreign countries sales	1,091,055	1,593,078	1,425,612
Total sales	$1,430,640	$1,902,573	$1,723,311

Long-lived assets, which include all non-current assets other than goodwill, intangibles, non-current restricted cash, our investment in 3D-Micromac AG and deferred taxes, by geographic region, are as follows (in thousands):

	Fiscal year-end
LONG-LIVED ASSETS	2019	2018
United States	$151,640	$124,312
Foreign countries:
Germany	152,529	168,755
Europe, other	29,815	22,962
Asia-Pacific	39,977	42,652
Total foreign countries long-lived assets	222,321	234,369
Total long-lived assets	$373,961	$358,681

Major Customers
We had one major customer who accounted for 16.8%, 25.8% and 22.9% of consolidated revenue during fiscal 2019, 2018 and 2017, respectively. The customer purchased primarily from our OLS segment.

18. RESTRUCTURING CHARGES

In the first quarter of fiscal 2017, we began the implementation of planned restructuring activities in connection with the acquisition of Rofin. The activities under this plan primarily related to exiting our legacy high power fiber laser product line, change of control payments to Rofin officers, the exiting of two product lines acquired in the acquisition of Rofin, realignment of our supply chain due to segment reorganization and consolidation of sales and distribution offices as well as certain manufacturing sites. These activities resulted in charges primarily for employee termination, other exit related costs associated with the write-off of property and equipment and inventory and early lease termination costs.
In June 2019, we announced our plans to co-locate the manufacturing and engineering of our HPFL products at our Hamburg, Germany, facility to our Tampere, Finland, location and exit a portion of our HPFL business, expected to be completed during fiscal 2020. In conjunction with this announcement, we recorded charges in the third and fourth quarters of fiscal 2019 totaling $19.7 million primarily related to write-offs of excess inventory, which is recorded in cost of sales, and estimated severance.

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
18. RESTRUCTURING CHARGES (continued)

We have also announced our intent to vacate our leased facility in Santa Clara at the end of the current lease term in calendar 2020 and combine operations at our Santa Clara headquarters. We did not incur material expenses in fiscal 2019 related to this project.
The following table presents our current liability as accrued on our balance sheets for restructuring charges. The table sets forth an analysis of the components of the restructuring charges and payments and other deductions made against the accrual for fiscal 2019 and fiscal 2018 (in thousands):

	Severance Related	Asset Write-Offs	Other	Total
Balances, September 30, 2017	$1,301	$—	$—	$1,301
Provision	1,795	1,287	867	3,949
Payments and other	(2,260)	(1,287)	(581)	(4,128)
Balances, September 29, 2018	836	—	286	1,122
Provision	9,172	12,609	940	22,721
Payments and other	(1,729)	(12,609)	(1,011)	(15,349)
Balances, September 28, 2019	$8,279	$—	$215	$8,494

At September 28, 2019, $8.3 million of accrued severance related costs were included in other current liabilities and are expected to result in cash expenditures through the fourth quarter of fiscal 2020. The severance related, asset write-offs of inventory and other costs in fiscal 2019 primarily related to the exit of a portion of our HPFL business in Hamburg, Germany. The severance related, asset write-offs of inventory and other costs in fiscal 2019 and 2018 other than those related to the exit of a portion of our HPFL business in Hamburg, Germany primarily related to the consolidation of certain manufacturing sites.
By segment, $21.9 million and $2.8 million of restructuring costs were incurred in the ILS segment and $0.8 million and $1.1 million were incurred in the OLS segment in fiscal 2019 and 2018, respectively. Restructuring charges are recorded in cost of sales, research and development and selling, general and administrative expenses in our consolidated statements of operations.

19. DISCONTINUED OPERATIONS AND SALE OF ASSETS HELD FOR SALE
Discontinued Operations
Discontinued operations are from the Hull Business that we acquired as part of our acquisition of Rofin. As a condition of the acquisition, we were required to divest and hold separate the Hull Business and reported this business separately as a discontinued operation until its divestiture. We completed the divestiture of the Hull Business on October 11, 2017, after receiving approval for the terms of the sale from the European Commission. As a result of the divestiture, we recorded a loss in discontinued operations of $2,000 in the first quarter of fiscal 2018. For financial statement purposes, the results of operations for this discontinued business have been segregated from those of the continuing operations and are presented in our consolidated financial statements as discontinued operations.
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

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Summarized quarterly financial data for the years ended September 28, 2019 and September 29, 2018 are as follows (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2019:
Net sales	$383,146	$372,860	$339,170	$335,464
Gross profit	149,350	130,717	98,003	108,395
Net income (loss)	35,550	20,750	(3,099)	624
Net income (loss) per basic share	$1.46	$0.86	$(0.13)	$0.03
Net income (loss) per diluted share	$1.45	$0.85	$(0.13)	$0.03
Fiscal 2018:
Net sales	$477,565	$481,118	$482,342	$461,548
Gross profit	217,023	215,430	208,336	189,902
Net income	41,901	65,302	66,970	73,185
Net income per basic share	$1.70	$2.64	$2.72	$3.02
Net income per diluted share	$1.67	$2.61	$2.69	$2.99