Form 10-K/A
period 2019-09-28
COHERENT INC
filed 2020-01-24
CIK 21510

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”).Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

DOCUMENT INCORPORATED BY REFERENCE

None.

Explanatory Note

Coherent, Inc. (“we,” “us,” “our,” “Company,” or “Coherent”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to amend our Annual Report on Form 10-K for the fiscal year ended September 28, 2019 (“Original Filing”), originally filed with the U.S. Securities and Exchange Commission (“SEC”) on November 26, 2019 (“Original Filing Date”), solely to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such proxy statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to include the Part III information in our Form 10-K because we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original Filing. The reference on the cover page of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing has been deleted. This Amendment No. 1 hereby amends and restates in its entirety the cover page and Items 10 through 14 of Part III of the Original Filing.

Pursuant to Rule 12b-15 under the Exchange Act, this Amendment No. 1 also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15(a)(3) of Part IV is amended to include the currently dated certifications as exhibits. In addition, Item 15(a)(1) of Part IV is amended to clarify that the page numbers set forth in the Index to Consolidated Financial Statements refer to page numbers in the Original Filing.

Except as expressly noted in this Amendment No. 1, this Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date or modify or otherwise update any other disclosures contained in the Original Filing, including, without limitation, the financial statements. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing.

i

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Our Directors

The names of our directors and certain information about them as of December 31, 2019 is set forth below. The term of office of each director will continue until our next annual meeting of stockholders or until a successor has been elected and qualified or until his or her earlier resignation or removal. There are no arrangements or understandings between any director or executive officer and any other person pursuant to which he or she is or was to be selected as a director or officer.

There are no family relationships among directors or executive officers of Coherent. Except as set forth below, each of our directors has been engaged in his or her principal occupation set forth below during the past five years.

Name	Age	Director Since	Principal Occupation
John R. Ambroseo	58	2002	President and Chief Executive Officer
Jay T. Flatley(1)(2)	67	2011	Executive Chairman of Illumina, Inc.
Pamela Fletcher(2)	53	2017	Vice President—Global Innovation and R&D Laboratories at General Motors Company
Susan M. James(1)(3)	73	2008	Retired Audit Partner, Ernst & Young
Beverly Kay Matthews(3)	61	2019	Retired Partner, Ernst & Young
Michael R. McMullen(2)	58	2018	President and Chief Executive Officer of Agilent Technologies, Inc.
Garry W. Rogerson(1)(3)	67	2004	Former Chief Executive Officer of Advanced Energy Industries, Inc.
Steve Skaggs(1)(3)	57	2013	Former Senior Vice President and Chief Financial Officer of Atmel Corporation
Sandeep Vij(2)	54	2004	Former President and Chief Executive Officer of MIPS Technologies, Inc.

(1)	Member of the Governance and Nominating Committee.
(2)	Member of the Compensation and HR Committee; Mr. McMullen joined the committee in December 2018, and Ms. Fletcher joined the committee in May 2019.
(3)	Member of the Audit Committee; Ms. Fletcher served on the committee until May 2019, and Ms. Matthews joined the committee in July 2019.

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

Mr. Ambroseo’s status as our Chief Executive Officer, his more than 30-year tenure with Coherent, his extensive knowledge of our products, technologies and end markets and his over fifteen years of service as a director of Coherent make him an invaluable member of the Board.

Jay T. Flatley. Since 1999 Mr. Flatley has served as a member of the Board of Directors of Illumina, Inc., a leading developer, manufacturer and marketer of life science tools and integrated systems for the analysis of genetic variation and function and from July 2016 to December 2019, as Illumina’s Executive Chairman of the Board of Directors. Since January 2020, he has served as Chairman of the Board of Directors of Illumina. From January 2016 to July 2016, he also served as Illumina’s Chairman of the Board of Directors. From 1999 until July 2016, Mr. Flatley was Illumina’s Chief Executive Officer. From 1999 to December 2013, Mr. Flatley also served as Illumina’s President. Prior to joining Illumina, Mr. Flatley was President, Chief Executive Officer, and a member of the Board of Directors of Molecular Dynamics, Inc., a Nasdaq listed life sciences company focused on genetic discovery and analysis, from 1994 until its sale to Amersham Pharmacia Biotech Inc. in 1998. Additionally, he was a co-founder of Molecular Dynamics and served in various other positions there from 1987 to 1994. Mr. Flatley is also a member of the board of directors of Denali Therapeutics Inc., a biopharmaceutical company. Mr. Flatley previously served on the board of directors of Juno Therapeutics, Inc., a biopharmaceutical company. Mr. Flatley holds a B.A. in Economics from Claremont McKenna College and a B.S. and a M.S. in Industrial Engineering from Stanford University.

Mr. Flatley’s years of executive and management experience in the high technology industry, including serving as the chief executive officer of several public companies, his service on the boards of other publicly held companies, and his years of service as a director of Coherent make him an invaluable member of the Board.

Pamela Fletcher. Ms. Fletcher has served as Vice President—Global Innovation and R&D Laboratories at General Motors Company (“GM”), a global automotive company, since October 2018 (for Global Innovation) and January 2019 (for R&D Laboratories) and was previously Vice President—Global Electric Vehicle Programs at GM from October 2017 to October 2018. Over a fifteen-plus year career with GM, Ms. Fletcher has served in various roles, including Global Executive Chief Engineer, Autonomous and Electrified Vehicles and New Technology, from July 2016 to October 2017; Executive Chief Engineer, Electrified Vehicles from August 2012 to July 2016; Chief Engineer, Chevrolet Volt Propulsion System from 2009 to August 2012; and Assistant Chief Engineer, Hybrid & Electric Propulsion Systems from 2007 to 2008. She holds a B.S. in Engineering from Kettering University and an M.S. in Engineering from Wayne State University.

Ms. Fletcher’s years of executive and management experience in the automotive industry and her knowledge of advanced and emerging automotive technologies make her an invaluable member of the Board.

Susan M. James. Ms. James originally joined Ernst & Young, a global accounting services firm, in 1975, serving as a partner from 1987 until her retirement in June 2006, and as a consultant from June 2006 to December 2009. During her tenure with Ernst & Young, she was the lead partner or partner-in-charge for the audit work for a significant number of technology companies, including Intel Corporation, Sun Microsystems, Inc., Amazon.com, Inc., Autodesk, Inc. and the Hewlett-Packard Company, as well as for the Ernst & Young North America Global Account Network. She also served on the Ernst & Young Americas Executive Board of Directors from January 2002 through June 2006. She is a certified public accountant (inactive) and a member of the American Institute of Certified Public Accountants. Ms. James also serves on the board of directors of Tri-Valley Animal Rescue, a non-profit corporation dedicated to providing homes for homeless pets. Ms. James previously served as a director of Applied Materials, Inc. and Yahoo! Inc. Ms. James holds Bachelor’s degrees in Mathematics from Hunter College and Accounting from San Jose State University.

Ms. James’ years in the public accounting industry, her service on the boards and committees of a number of other publicly held companies and her years of service as a director of Coherent make her an invaluable member of the Board.

Beverly Kay Matthews. Ms. Matthews is a certified public accountant and retired from Ernst & Young, LLP (“EY”), a global accounting firm, in June 2019, where she served as Vice Chair and Managing Partner of the West Region since 2008. She joined EY in 1983 and held a number of leadership positions, including Chief Operating Officer and Managing Partner of the Americas’ Assurance and Advisory Business Services from 2005 to 2008; Managing Partner of the Assurance Practice of the Gulf Coast Region from 2001 to 2005; Managing Partner of the Austin Office from 1998 to 2001; and served as an audit partner for privately and publicly held companies in the technology, transportation and healthcare industries. She is also a member of the board of directors and audit committee of SVB Financial Group, the parent company of Silicon Valley Bank, and Main Street Capital Corporation. Ms. Matthews holds a Bachelors of Business Administration in Accounting from Texas Tech University.

Ms. Matthews’ years in the public accounting industry working with public companies in the technology, transportation and healthcare industries, as well as her service on the board of another publicly held company, make her an invaluable member of the Board.

Michael R. McMullen. Mr. McMullen has served as Chief Executive Officer of Agilent Technologies, Inc. (“Agilent”), a global leader in Life Sciences and Diagnostics, since March 2015 and as President of Agilent since September 2014. From September 2014 to March 2015, he also served as Agilent’s Chief Operating Officer. From September 2009 to September 2014, he served as Senior Vice President, Agilent and President, Chemical Analysis Group at Agilent. From January 2002 to September 2009, he served as Agilent’s Vice President and General Manager of the Chemical Analysis Solutions Unit of the Life Sciences and Chemical Analysis Group. Prior to assuming this position, from March 1999 to December 2001, Mr. McMullen served as Country Manager for Agilent’s China, Japan and Korea Life Sciences and Chemical Analysis Group. Prior to this position, Mr. McMullen served as the Controller for the Hewlett-Packard Company and Yokogawa Electric Joint Venture from July 1996 to March 1999. Mr. McMullen is also a member of the board of directors of Agilent. Mr. McMullen holds a bachelor’s degree in economics and business administration from the University of Delaware and an MBA from the Wharton School of Business.

Mr. McMullen’s years of executive and management experience in the high technology industry, including serving as the chief executive officer and on the board of another publicly held company, make him an invaluable member of the Board.

Garry W. Rogerson. Mr. Rogerson has served as Coherent’s Chairman of the Board since June 2007. Since September 2015, Mr. Rogerson has been a private investor. From August 2011 to September 2015, Mr. Rogerson was Chief Executive Officer and a member of the Board of Directors of Advanced Energy Industries, Inc., a provider of power and control technologies for thin film manufacturing and solar-power generation, after which he agreed to serve as a special advisor for a period of time. He was Chairman and Chief Executive Officer of Varian, Inc., a major supplier of scientific instruments and consumable laboratory supplies, vacuum products and services, from February 2009 and 2004, respectively, until the purchase of Varian by Agilent Technologies, Inc. in May 2010. Mr. Rogerson served as Varian’s Chief Operating Officer from 2002 to 2004, as Senior Vice President, Scientific Instruments from 2001 to 2002, and as Vice President, Analytical Instruments from 1999 to 2001. Mr. Rogerson received an honours degree and Ph.D. in biochemistry as well as an honorary doctoral science degree from the University of Kent at Canterbury.

Mr. Rogerson’s years of executive and management experience in the high technology industry, including serving as the chief executive officer of several public companies, his service on the boards of other publicly held companies, and his years of service as a director of Coherent make him an invaluable member of the Board.

Steve Skaggs. Mr. Skaggs has been a private investor since April 2016. From May 2013 to April 2016, Mr. Skaggs was Senior Vice President and Chief Financial Officer of Atmel Corporation, a leading supplier of microcontrollers, until its acquisition by Microchip Technology Incorporated. Mr. Skaggs has more than 25 years of experience in the semiconductor industry, including serving as President, Chief Executive Officer and Chief Financial Officer of Lattice Semiconductor, a supplier of programmable logic devices and related software. He was also previously a member of the board of directors of Lattice. Prior to Lattice, Mr. Skaggs was employed by Bain & Company, a global management consulting firm, where he specialized in high technology product strategy, mergers and acquisitions and corporate restructurings. Mr. Skaggs is also a member of the board of directors of IDEX Biometrics, ASA. Mr. Skaggs holds an MBA degree from the Harvard Business School and a B.S. degree in Chemical Engineering from the University of California, Berkeley.

Mr. Skaggs’ years of executive and management experience in the high technology industry, including serving as the chief executive officer and chief financial officer of other public companies, his prior service on the board of another publicly held company and his years of service as a director of Coherent make him an invaluable member of the Board.

Sandeep Vij. Since February 2013, Mr. Vij has been a private investor. Previously, he held the position of President and Chief Executive Officer and was a member of the board of directors of MIPS Technologies, Inc., a leading provider of processor architectures and cores, from January 2010 until its sale in February 2013. In addition, Mr. Vij had been the Vice President and General Manager of the Broadband and Consumer Division of Cavium Networks, Inc., a provider of highly integrated semiconductor products from May 2008 to January 2010. Prior to that, he held the position of Vice President of Worldwide Marketing, Services and Support for Xilinx Inc., a digital programmable logic device provider, from 2007 to April 2008. From 2001 to 2006, he held the position of Vice President of Worldwide Marketing at Xilinx. From 1997 to 2001, he served as Vice President and General Manager of the General Products Division at Xilinx. Mr. Vij joined Xilinx in 1996 as Director of FPGA Marketing. He is a graduate of General Electric’s Edison Engineering Program and Advanced Courses in Engineering. He holds an MSEE from Stanford University and a BSEE from San Jose State University.

Mr. Vij’s years of executive and management experience in the high technology industry, including serving as the chief executive officer of another public company, his service on the board of another publicly held company, and his years of service as a director of Coherent make him an invaluable member of the Board.

Retiring Director

On May 5, 2019, Susan M. James informed the Board that, in accordance with the mandatory retirement age guideline in our Governance Guidelines, she intends to retire from our Board at the end of her current term and not stand for reelection at our next annual meeting of stockholders. We are grateful for Ms. James’ distinguished service and leadership on the Board and its committees throughout her tenure, including chairing the Audit Committee for over nine years.

The Company’s bylaws provide that the number of directors on the Board will be between five (5) and nine (9), and that the Board has the authority to set the number from time to time. In light of Ms. James’ retirement, the Board has resolved that the number of directors on the Board will be decreased from nine (9) to eight (8) effective at our next annual meeting of stockholders.

Our Executive Officers

The name, age, position and a brief account of the business experience of our CEO and each of our other executive officers as of December 31, 2019 are set forth below:

Name	Age	Office Held
John R. Ambroseo(1)	58	President and Chief Executive Officer
Kevin Palatnik(1)	62	Executive Vice President and Chief Financial Officer
Mark Sobey(1)	59	Executive Vice President and General Manager, OEM Laser Sources
Bret DiMarco(1)	51	Executive Vice President, General Counsel and Corporate Secretary
Thomas Merk	57	Executive Vice President and General Manager, Industrial Lasers & Systems

(1)	“Named Executive Officer” for purposes of our Compensation Discussion and Analysis.

Please see “—Our Directors” above for Mr. Ambroseo’s biographical information.

Kevin Palatnik. Mr. Palatnik has served as our Executive Vice President and Chief Financial Officer since February 2016. Prior to that from August 2011 until its acquisition by Knowles Corporation in July 2015, Mr. Palatnik served as the Chief Financial Officer of Audience, Inc., a provider of intelligent voice and audio solutions for mobile devices. Prior to that from June 2001 to November 2010, Mr. Palatnik held various roles at Cadence Design Systems, Inc., an electronic design automation software company, including as its senior vice president and chief financial officer. Mr. Palatnik also serves as a member of the board of directors and chair of the audit committee of Adesto Technologies, Inc., a provider of innovative, application-specific semiconductors and embedded systems that comprise the essential building blocks of Internet of Things (IoT) edge devices. Mr. Palatnik received a B.S. in Industrial Engineering and Operations Research and a M.B.A. from Syracuse University.

Mark Sobey. Dr. Sobey has served as our Executive Vice President and General Manager of OEM Laser Sources (OLS) since November 2016. He previously served as our Executive Vice President and General Manager of Specialty Laser Systems (SLS) from April 2010 to November 2016, and Senior Vice President and General Manager of SLS from joining Coherent in July 2007 until April 2010. Prior to Coherent, Dr. Sobey spent over 20 years in the Laser and Fiber Optics Telecommunications industries, including Senior Vice President roles in Product Management at Cymer and Global Sales at JDS Uniphase. He received his PhD in Engineering and BSc in Physics from the University of Strathclyde in Scotland.

Bret DiMarco. Mr. DiMarco has served as our Executive Vice President and General Counsel since June 2006 and our Corporate Secretary since February 2007. From February 2003 until May 2006, Mr. DiMarco was a member and from October 1995 until January 2003 was an associate at Wilson Sonsini Goodrich & Rosati, P.C., a law firm. Mr. DiMarco received a Bachelor’s degree from the University of California at Irvine and a Juris Doctorate degree from the Law Center at the University of Southern California. Additionally, Mr. DiMarco is a member and chair of the Nasdaq Listing and Hearing Review Council and an adjunct professor at the University of California, Hastings College of the Law.

Thomas Merk. Mr. Merk was appointed Executive Vice President and General Manager, Industrial Lasers & Systems in December 2016. Prior to that, Mr. Merk was Chief Executive Officer and President of Rofin-Sinar Technologies Inc. and a member of its board of directors from July 2015 to November 2016, when the acquisition of Rofin by Coherent was completed. From December 2005 to July 2015 Mr. Merk was the Chief Operating Officer of the Rofin Micro and Marking Business and a Managing Director of Carl Baasel Lasertechnik GmbH & Co. KG. from May 2000 to November 2016. He started his career in 1989 at Boehringer Werkzeugmaschinen Vertriebs GmbH, a machine tool company, and remained there until 2000, most recently serving as managing director. Mr. Merk holds a Master’s Degree in mechanical engineering from the Technical University of Stuttgart, Germany.

Business Conduct Policy

We have adopted a worldwide Business Conduct Policy that applies to the members of our Board of Directors, executive officers and other employees. This policy is posted on our Website at www.coherent.com and may be found as follows:

1.	From our main Web page, first click on “Company”.
2.	Next, click on “Business Conduct Policies”.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Business Conduct Policy by posting such information on our Website, at the address and location specified above.

Stockholders may request free printed copies of our worldwide Business Conduct Policy from:

Coherent, Inc.

Attention: Investor Relations

5100 Patrick Henry Drive

Santa Clara, California 95054

Audit Committee

The Board has a separately-designated standing Audit Committee. The Audit Committee consists of directors James (Chair during fiscal 2019), Matthews, Rogerson and Skaggs. The Audit Committee held thirteen (13) meetings during fiscal 2019. Ms. Fletcher served on the committee until May 9, 2019, and Ms. Matthews was appointed to the committee on July 8, 2019. Ms. James will no longer serve on the committee upon her retirement from the Board, and the Board, upon the recommendation of the Audit Committee, accordingly appointed Mr. Skaggs to serve as Chair effective in December 2019. The Board has determined that directors James, Matthews, Rogerson and Skaggs are “audit committee financial experts” as that term is defined in the rules of the SEC. Among other things, the Audit Committee has the sole authority for appointing and supervising our independent registered public accounting firm and is primarily responsible for approving the services performed by our independent registered public accounting firm and for reviewing and evaluating our accounting principles and our system of internal accounting controls.

Process for Stockholders to Recommend Candidates for Election to the Board of Directors

The Governance and Nominating Committee will consider nominees properly recommended by stockholders. A stockholder that desires to recommend a candidate for election to the Board must direct the recommendation in writing to us at our principal executive offices (Attention: Corporate Secretary) and must include the candidate’s name, age, home and business contact information, principal occupation or employment, the number of shares beneficially owned by the nominee and the stockholder making the recommendation, whether any hedging transactions have been entered into by the nominee or on his or her behalf, information regarding any arrangements or understandings between the nominee and the stockholder nominating the nominee or any other persons relating to the nomination, a written statement by the nominee acknowledging that the nominee will owe a fiduciary duty to Coherent if elected, a written statement of the nominee that such nominee, if elected, intends to tender, promptly following such nominee’s election or re-election, an irrevocable resignation effective upon such nominee’s failure to receive the required vote for re-election at the next meeting at which such nominee would face re-election and upon acceptance of such resignation by the Board in accordance with Coherent’s guidelines or policies, and any other information required to be disclosed about the nominee if proxies were to be solicited to elect the nominee as a director.

For a stockholder recommendation to be considered by the Governance and Nominating Committee as a potential candidate at a meeting of stockholders, nominations must be received on or before the deadline for receipt of stockholder proposals for such meeting. In the event a stockholder decides to nominate a candidate for director and solicits proxies for such candidate, the stockholder will need to follow the rules set forth by the SEC and in our bylaws.

The Governance and Nominating Committee’s criteria and process for evaluating and identifying the candidates that it approves as director nominees are as follows:

●	the Governance and Nominating Committee regularly reviews the current composition and size of the Board;

●	the Governance and Nominating Committee reviews the qualifications of any candidates who have been properly recommended by a stockholder, as well as those candidates who have been identified by management, individual members of the Board or, if the Governance and Nominating Committee determines, a search firm. Such review may, in the Governance and Nominating Committee’s discretion, include a review solely of information provided to the Governance and Nominating Committee or may also include discussions with persons familiar with the candidate, an interview with the candidate or other actions that the committee deems proper;

●	the Governance and Nominating Committee evaluates the performance of the Board as a whole and evaluates the qualifications of individual members of the Board eligible for re-election at the annual meeting of stockholders;

●	the Governance and Nominating Committee considers the suitability of each candidate, including the current members of the Board, in light of the current size and composition of the Board. Except as may be required by rules promulgated by the Nasdaq Stock Market or the SEC, it is the current belief of the Governance and Nominating Committee that there are no specific, minimum qualifications that must be met by any candidate for the Board, nor are there specific qualities or skills that are necessary for one or more of the members of the Board to possess. In evaluating the qualifications of the candidates, the Governance and Nominating Committee considers many factors, including, issues of character, judgment, independence, age, expertise, diversity of experience, length of service, other commitments and the like. While Coherent does not have a formal policy with regard to the consideration of diversity in identifying director nominees, as noted above, diversity of experience is one of many factors that the committee considers;

●	the Governance and Nominating Committee considers each individual candidate in the context of the current perceived needs of the Board as a whole. While the Governance and Nominating Committee has not established specific minimum qualifications for director candidates, the committee believes that candidates and nominees must reflect a Board that is comprised of directors who (i) are predominantly independent, (ii) are of high integrity, (iii) have qualifications that will increase the overall effectiveness of the Board, and (iv) meet other requirements as may be required by applicable rules, such as financial literacy or financial expertise with respect to audit committee members;

●	in evaluating and identifying candidates, the Governance and Nominating Committee has the authority to retain and terminate any third party search firm that is used to identify director candidates and has the authority to approve the fees and retention terms of any search firm; and

●	after such review and consideration, the Governance and Nominating Committee recommends the slate of director nominees to the full Board for its approval.

The Governance and Nominating Committee will endeavor to notify, or cause to be notified, all director candidates, including those recommended by a stockholder, of its decision as to whether to nominate such individual for election to the Board.

Our corporate governance guidelines require that upon a member of the Board turning 72 years old, he or she shall submit a conditional resignation to the Governance and Nominating Committee effective upon the next annual meeting of stockholders. The committee then determines whether to recommend that the Board accept such resignation. As described in “—Retiring Director” above, on May 5, 2019, Ms. James informed the Board that, in accordance with the mandatory retirement age guideline, she intends to retire from the Board at the end of her current term and will not stand for reelection at our next annual meeting of stockholders.

The Role of the Board and Its Committees in Risk Oversight

The Board oversees Coherent’s risk profile and management’s processes for assessing and managing risk, both as a Board and through its committees, with the Governance and Nominating Committee delegated the responsibility for assigning oversight responsibilities to each committee and the Board as a whole. Our senior executive team provides regular updates to the Board and each committee regarding our strategies and objectives and the risks inherent with them.

Each regular meeting of the Board includes a discussion of risks related to the Company’s financial results and operations and each committee schedules risk-related presentations regularly throughout the year. In addition, our directors have access to our management to discuss any matters of interest, including those related to risk. Those members of management most knowledgeable of the issues attend Board and committee meetings to provide additional insight on the matters being discussed, including risk exposures. Our Chief Financial Officer and General Counsel both report directly to our CEO, providing him with further visibility to our risk profile. A Corporate Vice President of Finance is the designated officer overseeing our enterprise risk management program and works closely with both our Chief Financial Officer and General Counsel on these matters.

These regular meetings also provide our Board members the opportunity to discuss issues of concern directly with management. In general, the Board and its committees oversee the following risk categories:

•	the Board generally oversees the Company’s overall enterprise risk management process and specifically with regard to the areas of strategy, mergers and acquisitions, communications and operations;

•	the Audit Committee generally oversees risks primarily related to financial controls, IT, accounting, tax, treasury, capital, legal, regulatory and compliance;

•	the Compensation and HR Committee generally oversees our compensation programs so that they do not incentivize excessive risk taking as well as overseeing human resources related risks; and

•	the Governance and Nominating Committee oversees the assignment of risk oversight categories by each particular committee and/or the Board as a whole, as well as those risks related to compensation of members of the Board and succession planning for the Board and our CEO.

Management presents an annual assessment of the risks associated with the Company’s compensation plans. The Compensation and HR Committee agreed with the conclusion from the first quarter of fiscal 2020 presentation that the risks were within our ability to effectively monitor and manage and that these risks are not reasonably likely to have a material adverse effect on the Company.

ITEM 11.	EXECUTIVE COMPENSATION

Fiscal 2019 Director Compensation

During fiscal 2019, we paid our non-employee directors an annual cash retainer (depending upon position) for service on the Board as follows:

Position	Annual Retainer
Board Member	$60,000
Board Chair	$60,000(1)
Audit Committee Chair	$34,000
Compensation and HR Committee Chair	$20,000
Governance and Nominating Committee Chair	$13,500
Audit Committee member (non-Chair)	$12,500
Compensation and HR Committee member (non-Chair)	$10,000
Governance and Nominating Committee member (non-Chair)	$6,500

(1)	On December 6, 2018, after reviewing materials provided by its compensation consultant, the Governance and Nominating Committee approved an increase to the annual retainer of the Board Chair from $50,000 to $60,000 effective as of the beginning of the second quarter of fiscal 2019.

The Governance and Nominating Committee annually reviews Board and committee compensation with the assistance of an independent compensation consultant, which for fiscal 2019 was Compensia. Compensia is separately compensated for this work from the work it does as the Compensation and HR Committee’s independent consultant for executive compensation. The annual review includes a comparison to peer companies (which are the same as used for executive compensation as noted on page 23) and market pay practices for service on boards of directors. Compensia advised the committee that the design and pay levels of the director compensation program were aligned with peer market practices, including the increase in the annual retainer of the Board Chair as described in note (1) to the Fiscal 2019 Director Compensation table above. As noted, the Board is compensated with a combination of cash retainers and a fixed value of time-based RSUs. As noted elsewhere in this Amendment No. 1, Compensia has not provided any other service for the Company other than as directed by a committee of the Board.

Following the recommendation of the Governance and Nominating Committee (based upon review by Compensia) in February 2017, the Board adopted resolutions automatically granting each year without any discretion to each non-employee director an award of RSUs under the 2011 Equity Incentive Plan (rounded down to the nearest whole share) valued at $225,000 (based on the trailing thirty day closing price of the Company’s common stock on the Nasdaq Stock Market measured from the last trading day prior to the date of grant) upon the director’s election to the Board at the Company’s annual meeting. In addition, the Board determined that upon the initial appointment of a non-employee director, such director will receive an award of RSUs under the 2011 Equity Incentive Plan valued at $225,000 (based on the trailing thirty day closing price of the Company’s common stock on the Nasdaq Stock Market measured from the last trading day prior to the date of grant), which RSUs shall vest over two years (fifty percent on each anniversary of the date of grant). This was a change from the historical practice of granting a fixed number of 3,500 RSUs per year.

The chart below presents information concerning the total compensation of our non-employee directors for service (including the Board and, where applicable, committee service) during fiscal 2019:

Name	Fees Paid in Cash ($)(1)	Stock Awards ($)(2)(3)	Option Awards ($)(4)	Total ($)
Jay T. Flatley	76,500	240,209	—	316,709
Pamela Fletcher	74,375	240,209	—	314,584
Susan M. James	100,500	240,209	—	340,709
L. William Krause*	35,000	—	—	35,000
Beverly Kay Matthews*	33,125	204,405	—	237,530
Michael R. McMullen	67,500	240,209	—	307,709
Garry W. Rogerson	143,500	240,209	—	383,709
Steve Skaggs	79,000	240,209	—	319,209
Sandeep Vij	80,000	240,209	—	320,209

*	Fees paid in cash to Mr. Krause and Ms. Matthews reflect the pro-rata amount for their respective service during the fiscal year. Mr. Krause retired from our Board effective as of February 28, 2019, and Ms. Matthews joined the Board effective as of May 9, 2019.

(1)	The chart below summarizes the gross cash amounts earned by non-employee directors for service during fiscal 2019 on the Board and its committees:
Name	Annual Board Service ($)	Audit Committee ($)	Compensation and HR Committee ($)	Governance and Nominating Committee ($)	Total ($)
Jay T. Flatley	60,000	—	10,000	6,500	76,500
Pamela Fletcher	60,000	9,375†	5,000†	—	74,375
Susan M. James	60,000	34,000	—	6,500	100,500
L. William Krause*	30,000	—	5,000†	—	35,000
Beverly Kay Matthews	30,000†	3,125†	—	—	33,125
Michael R. McMullen	60,000	—	7,500†	—	67,500
Garry W. Rogerson	117,500	12,500	—	13,500	143,500
Steve Skaggs	60,000	12,500	—	6,500	79,000
Sandeep Vij	60,000	—	20,000	—	80,000

*	Retainer amounts for Mr. Krause are pro-rata for his service during the fiscal year. Mr. Krause retired from our Board effective as of February 28, 2019.

†	Reflects pro-rata amounts for service on the Board and the respective committee during the year; the applicable individual did not serve on the Board or applicable committee for the entire fiscal year. In the case of Ms. Matthews, she joined the Board effective as of May 9, 2019.

(2)	These amounts do not reflect compensation actually received. Rather, these amounts represent the aggregate grant date fair value computed in accordance with ASC 718, for restricted stock units (“RSUs”) which were granted in fiscal 2019. The assumptions used to calculate the value of these RSUs are set forth in Note 13 “Employee Stock Award and Benefit Plans” of the Notes to the Consolidated Financial Statements in the Original Filing. Note that Ms. Matthews’ stock awards are at a different value due to the difference in the trailing thirty day closing price of the Company’s common stock measured from the last trading day prior to the grant date of her stock awards as compared to the other directors, who received their grants on a different date.

(3)	The aggregate number of shares underlying unvested RSUs held by each of our non-employee directors as of the end of fiscal 2019 (including the grants made to our non-employee directors during fiscal 2019) was as follows:

Name	Shares(a)
Jay T. Flatley	1,805(b)
Pamela Fletcher	1,805(b)
Susan M. James	1,805(b)
L. William Krause	—
Beverly Kay Matthews	1,500(c)
Michael R. McMullen	2,422(d)
Garry W. Rogerson	1,805(b)
Steve Skaggs	1,805(b)
Sandeep Vij	1,805(b)

(a)	The shares underlying the RSUs will vest to the extent an individual is a member of the Board on the applicable vesting date.

(b)	These shares will vest on February 15, 2020.

(c)	50% of the shares are scheduled to vest on each of May 9, 2020 and May 9, 2021.

(d)	1,805 shares will vest on February 15, 2020 and 617 shares are scheduled to vest on September 28, 2020.

(4)	No stock options have been granted to our non-employee directors since 2011. As of the end of fiscal 2019, Mr. Flatley held outstanding stock options with respect to 24,000 shares, expiring in September 2021, and none of the other non-employee directors held any stock options.

Option Exercises and Stock Vested during Fiscal 2019

The table below sets forth certain information for each non-employee director regarding the exercise of options and the vesting of stock awards during fiscal 2019, including the aggregate value realized upon such exercise or vesting.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Jay T. Flatley	—	—	916	117,303
Pamela Fletcher	—	—	1,375	179,897
Susan M. James	—	—	916	117,303
L. William Krause	—	—	916	117,303
Beverly Kay Matthews	—	—	—	—
Michael R. McMullen	—	—	617	93,500
Garry W. Rogerson	—	—	916	117,303
Steve Skaggs	—	—	916	117,303
Sandeep Vij	—	—	916	117,303

(1)	Reflects the market price of our common stock on the vesting date or the last day on which our common stock traded prior to the vesting date if trading did not occur on the vesting date.

Compensation Discussion and Analysis

Introduction

In this section, we describe the material components of our executive compensation program for our “Named Executive Officers” or “NEOs” for fiscal 2019: Messrs. Ambroseo, Palatnik, Sobey, DiMarco and Sechrist. Mr. Sechrist is no longer an executive officer of the Company, as he transitioned from the role of Executive Vice President, Worldwide Sales and Services to the role of Special Advisor to the CEO in the beginning of fiscal 2020.

We also provide an overview of our executive compensation philosophy, principal compensation policies and practices by which the Compensation and HR Committee, or the committee, arrives at its decisions regarding NEO compensation.

NEO Compensation Overview

The following chart sets forth our compensation philosophy and design principles:

Compensation Philosophy	Compensation Design Principles
Retain and hire talented executives	Our executives should have market competitive compensation and the committee orients our target total compensation generally near the 50th percentile of the committee’s selected peer group, with actual compensation falling above or below depending upon our financial performance and the performance of our stock price against an index over a three-year vesting period. Compensation components may be above or below such percentile target and vary by individual executive.
Pay for performance, with both short and long-term measurements	A significant portion of the annual compensation of our executives is designed to vary with annual business performance and a significant portion of long-term equity compensation is based on the long-term relative performance of our stock price in comparison to the Russell Index (as defined below), by way of a single three-year vesting period.
Tie compensation to performance of our core business	Payouts under our fiscal 2019 annual cash incentive plan were dependent upon corporate achievement of two performance targets: revenue and Adjusted EBITDA dollars. The committee determined that these were the most effective metrics for tying management’s compensation directly to our core operating results for fiscal 2019. In fiscal 2019, the Company’s financial results did not meet the challenging targets established by the committee and, as a result, no pay out under our annual cash incentive plan was made to our NEOs.
Align compensation with stockholder interests	Our stockholders benefit from strong operating performance by the Company, and we believe that having a significant portion of compensation tied to equity with both time and performance-based vesting requirements directly aligns management to stockholder returns. Performance-based RSUs make up the largest potential portion of the equity grants for our CEO, and make up half of the equity grants of our other NEOs at target. The grants are fully at risk and the executive may not receive any shares at the end of the vesting period. Grants of performance-based RSUs in fiscal 2019 have the same measurement period consistent with historical practice: a single vesting date three years from grant solely dependent upon the performance of our common stock price measured against the Russell Index. In fiscal 2019, target was increased from meeting the Russell Index performance to exceeding the Russell Index performance. Prior to fiscal 2018, we used the Russell 2000 Index to compare our stock price performance, but due to an increase in our market cap, the Company was moved up to the Russell 1000 Index, and, accordingly, for grants made since the first quarter of fiscal 2018, the committee compares our stock price performance against the performance of the Russell 1000 Index. We refer to the applicable Russell Index as the “Russell Index.”

The following chart sets forth our principal elements of NEO compensation:

Executive Compensation Program Overview—Elements of Compensation

Element	Variability	Objective	How Established	Fiscal Year 2019 for NEOs
Base Salary	Fixed	Provide a competitive fixed component of compensation that, as part of a total cash compensation package, enables us to attract and retain top talent.	Reviewed against executive officer’s skill, experience and responsibilities, and for competitiveness against our compensation peer group.	Base salary increased for 2019 for NEOs to more closely align with peers and market data provided by the committee’s compensation consultant.
Annual Cash Incentive	Performance Based	Offer a variable cash compensation opportunity once per fiscal year based upon the level of achievement of corporate performance targets.	Target payouts set by measuring total cash compensation opportunity against the peer group. Corporate performance targets based on meeting operational goals tied to the Company’s operating budget for the applicable fiscal year.	Changed from a semi-annual bonus in fiscal 2018 to an annual bonus measurement period in fiscal 2019 tied to revenue and Adjusted EBITDA achievement. Revenue achievement weighted at 25% and Adjusted EBITDA achievement weighted at 75%. Total payout can range from 0% to 200% of target. For fiscal 2019, the Company did not meet the performance targets, and as a result, there was no cash bonus payout.
RSUs—Service Based	Value Tied to Stock Price	Align long-term management and stockholder interests and strengthen retention with three-year vesting. Service-based awards create long-term retention.	Target total value of annual awards using market data (reviewed against our compensation peer group for competitiveness) and the executive officer’s responsibilities, contributions and criticality to ongoing success.	Fiscal 2019 service-based awards vest 1/3 per year over three years, with the first vesting date occurring on the one year anniversary of the grant date.

Element	Variability	Objective	How Established	Fiscal Year 2019 for NEOs
RSUs—Performance Based	Performance Based—Value Tied to Stock Price and Based on Relative Performance to Russell Index	At-risk performance-based awards provide an incentive opportunity based upon the performance of our stock price against the performance of the Russell Index. This component directly aligns NEO pay to our stockholders’ interests.	Target total value of annual awards using market data (reviewed against our compensation peer group for competitiveness) and the executive officer’s responsibilities, contributions and criticality to ongoing success.	Performance award measured by comparing our stock price performance against that of the Russell Index. To achieve 100% vesting of the awards, our stock price must outperform the Russell Index by 2% during the defined performance period. If our stock outperforms that target, the award is increased 2% for each percentage point of outperformance (with a cap of a 200% vesting). If our stock underperforms the target, the award is decreased 2% for each of the first two percentage points of underperformance, and decreased 4% for each additional percentage point of underperformance (with a floor of a 0% vesting).
Other Benefits	Primarily Fixed	Provide competitive employee benefits. We do not view this as a significant component of our executive compensation program.	Reviewed for competitiveness.	No significant changes for fiscal 2019 program.

Stockholder Engagement

The committee considers feedback from our stockholders regarding our executive compensation program, including as expressed by the results of our annual advisory vote on executive compensation, which our stockholders have historically strongly supported. We have strong pay for performance alignment, and the say-on-pay proposal for fiscal 2018 compensation was approved by an overwhelming majority.

Beyond the results of our annual say-on-pay vote, our stockholder engagement program is designed to foster an on-going dialogue with our stockholders. The principal form of engagement in this program consists of our CEO and CFO regularly meeting with our stockholders throughout the year. These meetings are primarily focused on financial and business matters related to the Company, and they allow our stockholders the opportunity to raise questions on a variety of topics, including our executive compensation design philosophy and principles. We believe this regular engagement has been productive and has allowed for a helpful exchange of ideas and perspectives for both management and our stockholders.

As a result of these efforts, our CEO and CFO met with over 45 unique stockholders (in many cases speaking to a particular investor multiple times throughout the year), representing approximately 60% of our outstanding shares as of the end of fiscal 2019.

The Board, the committee and the Company’s management greatly value the feedback from those meetings, and each consider such feedback in deliberations on important topics, such as executive compensation design and principles, throughout the year.

The committee welcomes direct stockholder feedback and considers such feedback as well as our historical “say-on-pay” results in its deliberations on executive compensation.

CEO Transition

In April 2019, the Company announced that John Ambroseo intends to retire as our President and CEO no later than April 2021. In connection with the succession planning process, the Company and Mr. Ambroseo entered into a transition and retirement agreement that provides that Mr. Ambroseo will transition from CEO to a Special Advisor to the Company and will cease to be a Board member on the earlier of a transition date set by the Board in connection with the commencement of a successor to serve as CEO or April 13, 2021. The transition and retirement agreement provides for continuation of Mr. Ambroseo’s employment through December 1, 2021, with his current compensation through April 13, 2021 and a base salary of $10,000 per month thereafter through December 1, 2021, continued vesting in outstanding equity awards through December 1, 2021 and eligibility for change of control benefits if a change of control occurs by such date. The transition and retirement agreement also includes customary confidentiality, proprietary information and indemnification provisions and includes a release by Mr. Ambroseo. The terms of the agreement were extensively reviewed and discussed with Compensia, the committee’s independent compensation consultant. Both Mr. Ambroseo and the committee strongly believed that entering this agreement was in the best interest of Coherent and our stockholders by further supporting the upcoming transition.

The committee, in consultation with Mr. Ambroseo and Compensia, further determined that it was in the best interests of our stockholders to grant one-time retention grants of time-based RSUs to Messrs. Sobey and DiMarco to provide additional support and certainty during the CEO transition. These retention grants have a single vest date three years from the date of grant. See footnote 5 to the “Fiscal 2019 Summary Compensation Table” below.

In addition, in the first quarter of fiscal 2020, the committee determined to make an automatic grant of time-based RSUs with a value of approximately $200,000 to Mr. Ambroseo on the first day of each fiscal quarter in which he is still serving as CEO, with each such grant vesting on the last day of the fiscal quarter in which it is granted. These grants will cease once Mr. Ambroseo is no longer CEO. The committee determined to make these quarterly grants in lieu of granting Mr. Ambroseo any additional time or performance-based RSUs in fiscal 2020.

Key Design Changes to Executive Compensation in Fiscal Years 2019 and 2020

As disclosed in the Company’s fiscal 2018 proxy statement, the compensation committee made the following changes to the design of executive compensation in fiscal 2019:

•	Redesigned the measurement of the Company’s performance-based RSUs to require performance above the Russell Index in order to achieve target vesting levels;

•	Moved the annual cash Variable Compensation Plan to a single one year measurement period; and

•	Considered internal pay equity between the CEO and other NEOs as a factor in determining compensation.

In addition, the committee closely reviewed the Company’s executive compensation recoupment (or “clawback”) policy in light of the state of applicable law, governance trends and practices of other public companies.

In fiscal 2020, the Board, at the recommendation of the committee and management, adopted a new clawback policy, expanding potential recoupment of cash and equity compensation to include all NEOs, as well as all employees of the Company holding the title of Senior Vice President or higher who report directly to our CEO. As described further below, the new clawback policy allows the committee to recoup excess incentive compensation from such covered individuals in the event of a restatement of the Company’s financial results, regardless of whether the covered executive played a role in the need for the restatement.

Executive Summary

Our Business

Founded in 1966, Coherent, Inc. is one of the leading providers of lasers and laser-based technology for scientific, commercial and industrial customers. Our common stock is listed on the Nasdaq Global Select Market and is part of several indexes, including the Russell 1000 and Standard & Poor’s MidCap 400 Index. For more information about our business, please read the sections captioned “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Original Filing.

Selected Business Highlights

We experienced a significant decrease in year-over-year revenue, Adjusted EBITDA and non-GAAP earnings per share in fiscal 2019 and accordingly failed to meet our internal targets. As a result, you will see in the coming pages that our performance-related executive compensation in our annual cash program yielded no payout (zero %) in fiscal 2019.

Set forth below are tables reflecting several performance metrics from the last three fiscal years that impact the compensation for our NEOs.

Our revenue increased 10% from fiscal 2017 to fiscal 2018 and decreased 25% from fiscal 2018 to fiscal 2019 (dollars in millions):

ANNUAL REVENUE

Our Adjusted EBITDA increased 6% from fiscal 2017 to fiscal 2018 and decreased 53% from fiscal 2018 to fiscal 2019 (dollars in millions):

ADJUSTED EBITDA*

Our non-GAAP earnings per share from continuing operations increased 9% from fiscal 2017 to fiscal 2018 and decreased 57% from fiscal 2018 to fiscal 2019:

NON-GAAP EARNINGS PER SHARE*

For a reconciliation table of earnings per share on a GAAP basis to non-GAAP basis and net income from continuing operations on a GAAP basis to Adjusted EBITDA, please refer to the “Reconciliation Table” at the end of this section.

Compensation Overview

Compensation Philosophy. We tie executive total compensation to stockholder value with two measures: our operational results and the comparative performance of our stock price. This approach provides strong alignment between executive pay and performance, and focuses executives on making decisions that enhance our stockholder value in both the short and long-term. We design our executive compensation program to achieve the following goals:

•	Retain and hire talented executives—Our executives should have market competitive compensation, and the committee orients our target total compensation generally near the 50th percentile of the committee’s selected peer group (as noted below), with actual compensation falling above or below depending upon Coherent’s financial performance. Additionally, certain compensation components may be above or below such percentile target and vary by individual executive.

•	Pay for performance, with both short and long-term measurements—A significant portion of the annual compensation of our executives is designed to vary with annual business performance and the long-term relative performance of Coherent’s stock price in comparison to the Russell Index (by way of a single three-year vesting period). The committee and management set demanding performance targets. For example, there was no bonus paid out for fiscal 2019 as explained below. The performance of the Company’s stock as measured against the Russell Index, however, resulted in shares issued under the performance-based RSUs above target levels in fiscal 2019, due to the growth in the price of the Company’s stock.

The following chart shows the payout percentages as compared to the committee’s selected target for each of the last three fiscal years under our annual cash bonus plan:

ANNUAL PAYOUT PERCENTAGE UNDER

CASH INCENTIVE PLAN

Payouts under our annual cash bonus plan over the last seven years have ranged from 0% to 200% as shown in the following chart:

VCP Payout Percentage

•	Tie compensation to performance of our core business—Our fiscal 2019 annual cash incentive plan was dependent upon Coherent’s achievement against two criteria: Adjusted EBITDA dollars and revenue. The committee determined that these were the most effective metrics for tying management’s compensation directly to Coherent’s core operating results for fiscal 2019.

•	Align compensation with stockholder interests—Our stockholders benefit from continued strong operating performance by the Company, and we believe that having a significant portion of compensation tied to equity, with both time and performance-based vesting requirements, directly aligns management to stockholder interests. The performance-based RSUs make up the largest potential portion of the equity grants for our CEO. Grants of performance-based RSUs historically have the same measurement period: a single vesting date three years from grant solely dependent upon the performance of Coherent’s common stock price measured against the Russell Index. Prior to fiscal 2019, the performance target was equal to meeting the index’s performance. As mentioned above, the committee modified the design of the performance-based RSU grants made in the first quarter of fiscal 2019 and going forward to require performance two percentage points above the Russell Index to achieve the targeted vesting. If our stock outperforms that target during the defined performance period, the award is increased 2% for each percentage point of outperformance (up to a maximum cap of 200% of target). If our stock underperforms the target, the award is decreased 2% for each of the first two percentage points of underperformance, and decreased 4% for each additional percentage point of underperformance (with a floor of a 0% vesting). As a result, compensation decreases faster for failing to outperform the Russell Index than it increases for exceeding the target. If Coherent’s stock underperforms the Russell Index by more than 24%, then there is no payout, but in order to hit the maximum possible payout, Coherent’s stock has to outperform the Russell Index by at least 52%. The table and chart below illustrate this structure:

FISCAL 2019 PERFORMANCE RSU VESTING

Relative Performance Percentage against the Russell Index	Vesting Percentage of Target Amount
152% or more	200% (maximum vesting)
102%	100%
100%	96%
85%	36%
77%	4%
76% or less	0% (no PRSUs vest)

Elements of Executive Compensation. During fiscal 2019, the compensation of our NEOs primarily consisted of (A) base salary, (B) participation in our annual variable compensation plan (referred to herein as our “annual cash incentive plan” or “VCP”), and (C) long-term equity incentive awards divided between time-based RSUs and performance-based RSUs. For fiscal 2019, on average, approximately 83% of our NEO’s target compensation and approximately 86% of our CEO’s target compensation was delivered through our cash incentive plan and long-term equity incentives (both time and performance RSUs).

As a demonstration of how executive cash compensation is tied to company performance, the cash compensation for our CEO during fiscal 2019 at target, maximum and actual can be illustrated as follows (dollars in thousands):

CEO FY 2019 CASH PAY MIX

Compensation Governance. “Pay for performance” has been and remains at the core of Coherent’s executive compensation coupled with appropriately managing risk and aligning our compensation programs with long-term stockholder interests. We accomplish this primarily by having a majority of our NEOs’ potential compensation being “at risk” through a combination of (i) a fiscal year variable cash incentive program tied to achievement of financial metrics and (ii) equity grant vesting tied to achievement of a performance metric. The committee monitors and considers evolving governance approaches and standards in executive compensation, as well as communications it receives directly from stockholders.

As more fully discussed below, recent examples of how this philosophy is applied and changes made pursuant to compensation practices as well as governance practices in effect during fiscal 2019, include:

•	We have minimum share ownership requirements for our CEO and members of the Board as well as Executive Vice Presidents and Senior Vice Presidents who report to the CEO;

•	Our performance-based RSU program is measured by the Company’s stock price achievement against the Russell Index over a three-year period, which the committee believes is a direct connection to long-term total stockholder interests. Fiscal 2019 grants require achievement in excess of the Russell Index to achieve target payout;

•	The committee is composed entirely of directors who satisfy the standards of independence in Coherent’s Corporate Governance Guidelines and Nasdaq listing standards;

•	The committee makes decisions regarding Mr. Ambroseo’s compensation without him present;

•	Executive incentive compensation programs include limits on maximum payouts to contain the risk of excessive payouts;

•	The committee utilizes an independent compensation consultant;

•	We have eliminated material historical perquisites as an element of compensation for our NEOs;

•	We had a recoupment or “claw-back” policy for our CEO and CFO, and, in fiscal 2020, our Board, at the recommendation of the committee, adopted an updated policy extending coverage to all individuals with the title Senior Vice President and above, as described below;

•	We have in place a policy prohibiting executive officers and directors from hedging or pledging Company stock;

•	Change-of-control payments occur solely in “double-trigger” circumstances, that is a change of control coupled with a termination of employment within a defined time period;

•	None of our NEOs are entitled to any “gross-up” to offset the impact of IRS Code Sections 280G or 4999 in connection with a change of control; and

•	Other than the transition agreements for Messrs. Ambroseo and Sechrist, none of our NEOs have employment agreements.

Our stockholders have historically strongly supported our executive compensation philosophy and design as seen in the significant majorities approving our “say-on-pay” proposal (does not include broker non-votes; rounded).

SAY-ON-PAY STOCKHOLDER VOTES

Role of Management

The committee regularly meets with Mr. Ambroseo, our CEO, to obtain recommendations with respect to the compensation programs, practices and packages for our NEOs other than Mr. Ambroseo. Additionally, Mr. Palatnik, our Executive Vice President and CFO, Mr. DiMarco, our Executive Vice President, General Counsel and Corporate Secretary, and members of our human resources department are regularly invited to meetings of the committee or otherwise asked to assist the committee.

The assistance of these individuals includes providing financial information and analysis for the committee and its compensation consultant, taking minutes of the meeting or providing legal advice, developing compensation proposals for consideration, and providing insights regarding our employees (executive and otherwise) and the business context for the committee’s decisions. NEOs attend portions of committee meetings when invited by the committee, but leave the meetings when matters potentially affecting them are discussed.

Role of the Committee’s Compensation Consultant

The committee utilizes the services of an independent compensation consultant and in fiscal 2019, engaged Compensia as its independent compensation consultant. Compensia assisted the committee by:

•	Reviewing and analyzing our executive compensation program, including providing NEO tally sheets to the committee;

•	Providing market data for fiscal 2019 compensation; and

•	Providing further insight on compensation governance trends.

The independent compensation consultant serves at the discretion of the committee and is not permitted to do other work for Coherent unless expressly authorized by the committee. Since retention, Compensia has not performed any work for Coherent other than its work with the committee, the Board or other committees of the Board, such as work with the Governance and Nominating Committee with respect to compensation for service on the Board and its committees. The committee is focused on maintaining the independence of its compensation consultant and, accordingly, does not anticipate having its consultant perform any other work for the Company in addition to its direct work for the committee, the Board, or another committee of the Board. The committee has assessed the independence of Compensia and concluded that no conflict of interest exists.

The Company also participates in and maintains a subscription to the Radford Global Technology and Sales surveys. This survey provides benchmark data and compensation practices reports of a broad cross-section of technology companies similar in size to Coherent to assist us with employee compensation generally.

Pay Positioning Strategy and Benchmarking of Compensation

Philosophically the committee initially orients target total compensation for our NEOs generally near the 50th percentile of our peers (as measured by our designated peer group and compiled by the committee’s independent compensation consultant and, when applicable, including, for example, when there are few comparable positions reported in the proxy data of our peer group companies, data from the Radford Global Technology Survey), resulting in targeted total compensation that is competitive for performance that meets the objectives established by the committee. Each NEO’s actual salary, cash incentive compensation opportunity and equity compensation grant value may fall below or above the target position based on the individual’s performance, contributions, scope of role, experience, skills and knowledge, as well as the historical pay structure for each executive, Company performance and the proportion of compensation at risk. These factors are weighed by the committee in its judgment, and no single factor takes precedence over others nor is any formula used in making these decisions nor was the impact of any factor on the determination of compensation quantifiable. In general the committee will balance between cash and equity compensation elements to have more compensation in equity for each NEO in order to more closely align NEO compensation directly with that of the performance of the Company and with stockholders. In fiscal 2019, the committee also asked its independent compensation consultant to review and report on internal pay equity between the CEO and the other NEOs as a factor when approving compensation.

The CEO’s review of the performance of the other NEOs is considered by the committee in making individual pay decisions. With respect to the CEO, the committee additionally considered the performance of Coherent as a whole and the views of other members of the Board regarding the CEO’s performance. Actual realized pay is higher or lower than the targeted amounts for each individual based primarily on the Company’s performance.

In analyzing our executive compensation program relative to target market positioning, the committee reviews information provided by its independent compensation consultant, which includes an analysis of data from peer companies’ proxy filings with respect to similarly situated individuals at the peer companies (when available) and the Radford Global Technology Survey (as a supplement when peer group company data is unavailable). It is important to note that these are the peers selected by the committee. The committee uses criteria as described below in determining the appropriate peer group. There are proxy advisory services that use their own criteria to select peers for the Company and, accordingly, stockholders should be aware that these advisory services do not, in fact, follow the same methodology of the committee and there may be wide variances between the different peer groups used by these services. Any comparison of company performance or market data for executive compensation using a completely different peer group will, therefore, naturally result in a different analysis.

For pay decisions made for fiscal 2019, after consulting with our independent compensation consultant, the committee determined that the following companies comprise the peer group for fiscal 2019:

Ciena Corporation (CIEN)	Microsemi Corporation (MSCC)
Cypress Semiconductor Corporation (CY)	MKS Instruments (MKSI)
Dolby Laboratories (DLB)	National Instruments (NATI)
Entegris (ENTG)	Nuance Communications (NUAN)
F5 Networks (FFIV)	OSI Systems (OSIS)
Finisar (FNSR)	Synaptics (SNYA)
FLIR Systems (FLIR)	Teradyne (TER)
Itron, Inc. (ITRI)	Trimble Inc. (TRMB)
Keysight Technologies (KEYS)	ViaSat (VSAT)
Lumentum Holdings, Inc. (LITE)

Several factors are considered in selecting the peer group, the most important of which are:

Primary Criteria

•	Industry (primarily companies in the Electronic equipment, Semiconductor and communications equipment sub-industry classifications defined by the Global Industry Classification Standard (GICS) system); and

•	Revenue level (primarily companies with annual revenues between 0.5x-2.0x that of Coherent).

Secondary Criteria

•	Market capitalization between 0.25x and 3.0x of Coherent;

•	Market capitalization as a multiple of revenues of greater than 1.5x; and

•	A disclosed peer of a peer company.

The committee reviews the composition of the peer group annually to ensure it is the most relevant set of companies in light of the foregoing criteria to use for comparison purposes. Ciena Corporation, Cypress Semiconductor Corporation, Itron, Inc. and Trimble Inc. were added to the companies comprising the Company’s peer group for fiscal 2019 replacing three companies (Infinera, Maxim Integrated Products and Plantronics) from the fiscal 2018 peer group.

Components of Our Executive Compensation Program

The principal components of our executive officer compensation and employment arrangements during fiscal 2019 included:

•	Base salary;

•	Annual cash incentive plan;

•	Equity awards; and

•	Other benefits.

These components were selected because the committee believes that a combination of salary, incentive pay and benefits is necessary to help us attract and retain the executive talent on which Coherent’s success depends. The following table shows the components of total direct compensation at target and maximum for our NEOs as a group for fiscal 2019. In maintaining the design for fiscal 2019, the committee recognized the significant support received from the Company’s stockholders for the compensation program design, as reflected in the continued strong vote totals in favor of our executive compensation through our annual “say-on-pay” proposal.

CEO AND NEO (OTHER THAN CEO) FY2019
DIRECT COMPENSATION MIX*

Base Salary

Base salary is the foundation to providing an appropriate total cash compensation package. We use base salary to fairly and competitively compensate our executives for the jobs we ask them to perform. This is the most stable component of our executive compensation program, as this amount is not at risk. The committee reviewed market data information provided by Compensia with respect to similarly situated individuals to assist it in determining the base salary for each NEO, depending upon the particular executive’s experience, skills, knowledge, performance and contribution. The committee increased the base salaries of our NEOs in fiscal 2019, as supported by compensation analysis provided by Compensia, from 2.6% to 12.5% to more closely align their base salary with the base salary of peers. According to information provided by the committee’s compensation consultant, none of the increases brought base salary above the 50th percentile of our peer group companies. For several of our NEOs, base salary remained below the 50th percentile of our peer group. Our CEO received a base salary increase in fiscal 2019 of 3% and has not received a base salary increase in seven of the last ten years.

Variable Cash Incentive Compensation

A substantial portion of each individual’s potential short-term compensation is in the form of variable incentive cash compensation tied to committee-established goals. In fiscal 2019, Coherent maintained one incentive cash program under which executive officers were eligible to receive annual cash incentives, the 2019 Variable Compensation Plan (“2019 VCP”).

2019 VCP

The 2019 VCP was designed as an “at risk” bonus compensation program to promote a focus on Coherent’s growth and profitability. It provided an incentive compensation opportunity in line with targeted market rates to our NEOs. Under the 2019 VCP, participants were eligible to receive one bonus based on annual fiscal year performance, which is a change from bi-annual bonuses in prior years. In setting the performance goals at the beginning of the fiscal year, the committee assessed the anticipated difficulty and importance to Coherent’s success of achieving the performance goals.

The actual awards (if any) payable for the annual period depend on the extent to which actual performance met, exceeded or fell short of the goals approved by the committee. The 2019 VCP goals were tied to Coherent achieving targeted levels of revenue and Adjusted EBITDA dollars, with revenue weighted at 25% and Adjusted EBITDA weighted at 75%. Each performance metric is measured and paid out independently, but the revenue payout is capped at 100% achievement until Adjusted EBITDA reaches a minimum dollar target. Adjusted EBITDA is defined as operating income adjusted for VCP payouts, depreciation, amortization, stock compensation expenses, major restructuring charges and certain non-operating income or expense items, such as costs related to acquisitions. The committee also reviews the financial impact of mergers and acquisitions to determine if any adjustments in VCP are required. The measurement period had a potential payout range of between zero and 200%, with a target at 100% of the executive’s participation rate.

In addition, the committee reserved a one-time discretionary bonus for our CEO for fiscal 2019, which did not result in any payout.

Fiscal 2019 Variable Compensation Plan Scale for NEOs

Revenue achievement for fiscal 2019 was $1,430.6 million, which fell short of the threshold for a cash bonus payout and resulted in no cash bonus. Adjusted EBITDA achievement for fiscal 2019 was $259.1 million, which fell short of the threshold for a cash bonus payout and resulted in no cash bonus.

Fiscal 2019 VCP Scale

Revenue $ (in millions)	Payout
$1,430.6 (actual)	0% (actual)
$1,680.0 (threshold)	0%
$1,740.0 (target)	100%
$1,800.0	200%

Adjusted EBITDA $ (in millions)	Payout
$259.1 (actual)	0% (actual)
$450.0 (threshold)	0%
$495.0 (target)	100%
$540.0	200%

The tables below describe for each NEO under the 2019 VCP (i) the target percentage of base salary and (ii) the actual award earned for fiscal 2019. The potential award range for each NEO is 0% to 200% of the target award percentage of base salary.

Fiscal 2019

Named Executive Officer	Target Percentage of Salary	Actual Award ($)	Actual Award as a Percentage of Target Award
John Ambroseo	120%(1)	0	0%
Kevin Palatnik	75%	0	0%
Mark Sobey	70%	0	0%
Bret DiMarco	65%	0	0%
Paul Sechrist	70%	0	0%

(1)	Consists of VCP at 100% and a one-time discretionary bonus of 20%.

Equity Awards

We believe that equity awards provide a strong alignment between the interests of our executives and our stockholders. We seek to provide equity award opportunities that are consistent with our compensation philosophy, with the potential for increase for exceptional financial performance, consistent with the reasonable management of overall equity compensation expense and stockholder dilution. Finally, we believe that long-term equity awards are an essential tool in promoting executive retention. For fiscal 2019, our long-term incentive program included the grant of time-based RSUs and performance-based RSUs. These components provide a reward for past corporate and individual performance and an incentive for future performance.

Our performance-based RSU grants are tied to the Company’s performance and, as a result, may fluctuate from no vesting to vesting up to a maximum of 200% of target. When making its compensation decisions, the committee reviews a compensation overview prepared by its independent compensation consultant which reflects potential realizable value under current short and long-term compensation arrangements for the CEO. In addition, the committee reviews a compensation overview prepared by its compensation consultant reflecting the intrinsic value of unvested equity awards and performance-based RSUs at target and projected values for all of the NEOs.

Fiscal 2019 Equity Grants

For fiscal 2019, the committee based the annual equity program on a combination of time-based and performance-based RSUs over a three-year period. In particular, the committee determined to measure achievement for the performance RSUs by the relative performance of Coherent’s stock price in comparison to the Russell Index. The committee believed that using the Russell Index (in which Coherent was a member at the time of grant) as a proxy of total stockholder return directly aligns executive compensation with stockholder interests. The committee determined that both the performance-based and time-based RSU grants provide a further retention tool in that the time-based grants vest over three years with pro rata annual vesting and the performance-based RSU grants vest, assuming the performance thresholds are met, in a single cliff vesting after a three-year period.

Performance-based RSU grants in fiscal 2019 vest solely dependent upon the performance of Coherent’s common stock price measured against the Russell Index. To achieve 100% vesting of the awards, our stock price must outperform the Russell Index by 2% during the defined performance period. If our stock outperforms that target, the award is increased 2% for each percentage point of outperformance (with a cap of a 200% vesting). If our stock underperforms the target, the award is decreased 2% for each of the first two percentage points of underperformance, and decreased 4% for each additional percentage point of underperformance (with a floor of a 0% vesting). As a result, vesting decreases faster for failing to outperform the Russell Index than it increases for exceeding the target. The performance-based RSUs make up the largest potential portion of the equity grants for our CEO.

The following table summarizes some of the key features of our annual fiscal 2019 equity grants:

Fiscal 2019 Equity Grants

Type	RSUs and performance-based RSUs (PRSUs)
Vesting for RSUs	One-third each grant anniversary
Vesting for PRSUs	Single vesting date three years from grant
100% tied to Russell Index
Minimum vest: zero
PRSU Metrics	Target vest: 2% above Russell Index
Maximum vest: 200% of target

For our CEO, more than half of his total equity awards are performance-based. Approximately 66% of his equity awards are performance-based and at maximum achievement that percentage increases to approximately 80%.

As an example, our performance-based design was seen in the vesting of the PRSU grants made in November 2015, which vested in the first quarter of fiscal 2019. Our common stock gained 283% as compared to the Russell Index, which gained 140% over the defined measurement periods at the beginning and end of the three-year vesting period. This out-performance resulted in 200% PRSU vesting.

In the event of a change of control of the Company, the performance-based grants will be measured, with respect to performance periods not yet completed, by the relative stock performance of Coherent in comparison to the Russell Index through the date of the change of control and such performance-based shares would, subject to the terms of the Change of Control Severance Plan, then convert to time-based vesting with a single vesting date at the three year anniversary of the grant.

The following charts show the aggregate composition of equity grants for fiscal 2019 to our CEO, at target and at maximum achievement under the terms of the performance-based grants:

The following table reflects the number of shares subject to equity grants made to the NEOs during fiscal 2019. The table includes special one-time retention RSU grants made to Messrs. Sobey and DiMarco. These grants have a single three-year vest and were made by the committee, in consultation with its independent compensation consultant, to further support a successful transition period in connection with the Company’s announcement of Mr. Ambroseo’s intention to retire as our President and CEO no later than April 2021.

Named Executive Officer	Time-Based RSU Grants	Performance-Based RSU Grants at Target	Performance-Based RSU Grants Range (vesting dependent upon achievement)
John Ambroseo	11,472	22,499	0 - 44,998
Kevin Palatnik	5,271	5,092	0 - 10,184
Mark Sobey*	15,180	3,978	0 - 7,956
Bret DiMarco*	14,356	3,182	0 - 6,364
Paul Sechrist	6,588	0	0 - 0

*	Includes the special one-time retention grant.

Equity Award Practices

Equity grants to our employees are driven by our annual review process. Grant guidelines are based on competitive market practices. Typically, an eligible employee is granted equity at the first committee meeting after beginning employment and may be eligible for periodic grants thereafter. Eligibility for and the size of grants are influenced by the then-current guidelines for non-executive officer grants and the individual’s performance or particular requirements at the time of hire. No option grants have been made to an employee since fiscal 2010.

In fiscal 2019 the committee and the Equity Committee granted an aggregate of 274,433 shares subject to time-based and performance-based restricted stock units (at maximum), representing approximately 1.14% of Coherent’s outstanding common stock as of September 28, 2019 (excluding automatic and initial grants to directors). With the assistance of Compensia, the committee has reviewed this burn rate relative to peer practices and proxy advisory firm guidance and found that the total dilution was consistent with the median of peer practices and such guidance.

During fiscal 2019 all equity grants to individuals at the Vice President level and above were made at meetings of the committee.

CEO and Executive Minimum Stock Ownership Guidelines

The committee adopted mandatory stock ownership guidelines for our CEO during fiscal 2012. During the first quarter of fiscal 2018, the committee adopted enhanced stock ownership guidelines increasing the value of shares our CEO must hold to at least five times base salary and making our Executive Vice Presidents and Senior Vice Presidents reporting to the CEO subject to stock ownership guidelines of one times such individual’s base salary. In the event that our CEO or other officer does not satisfy the minimum requirements, then 50% of the net after-tax shares (e.g., exercised options/shares received on the vesting of RSUs) are required to be held until the guidelines are met. As of December 31, 2019, Mr. Ambroseo held outstanding stock worth more than 35 times his base salary and, accordingly, significantly exceeded the minimum stock ownership guidelines. Our other NEOs also exceeded the minimum stock ownership guidelines.

Other Benefits

Retirement Plans

U.S. based executive officers are eligible to participate in our 401(k) Retirement Plan on the same terms as all other U.S. employees, including a 4% Company matching contribution. Our 401(k) Retirement Plan is intended to be a tax-qualified plan and therefore is subject to certain Internal Revenue Code limitations on the dollar amounts of deferrals and Company contributions that can be made to plan accounts. These limitations apply to our more highly-compensated employees (including the NEOs).

We maintain a Deferred Compensation Plan for certain employees and members of the Board. The Deferred Compensation Plan permits eligible participants to defer receipt of compensation pursuant to the terms of the plan. The Deferred Compensation Plan permits participants to contribute, on a pre-tax basis, up to 75% of their base salary earnings, up to 100% of their bonus pay and commissions and up to 100% of directors’ annual retainer earned in the upcoming plan year. We provide no matching or other additional contributions to such Deferred Compensation Plan. Plan participants may designate investments for deferrals in a variety of different deemed investment options. To preserve the tax-deferred status of deferred compensation plans, the IRS requires that the available investment alternatives be “deemed investments.” Participants do not have an ownership interest in the funds they select; the funds are only used to measure the gains or losses that are attributed to the participant’s deferral account over time.

The committee considers the Deferred Compensation Plan to be a reasonable and appropriate program because it promotes executive officer retention by offering a deferred compensation plan that is comparable to and competitive with what is offered by our peer group of companies.

Employee Stock Purchase Plan

Our stockholders have approved an employee stock purchase plan whereby employees can purchase shares for a discount, subject to various participation limitations. As employees, our NEOs are eligible to participate in this plan.

Severance and Change of Control Arrangements

Our Change of Control and Leadership Change Severance Plan (the “Change of Control Plan”) provides certain benefits in the event of a change of control of Coherent for certain executives, including each of our NEOs. Benefits are provided if there is a change in ownership of Coherent, a change in effective control of Coherent, or a change in ownership of a substantial portion of Coherent’s assets (in each case as construed under Section 409A of the Internal Revenue Code and the regulations thereunder) (a “change of control”) and within two years thereafter (or within two months prior thereto) the participant’s employment is terminated without cause or voluntarily terminates following a constructive termination event. The plan’s provisions are, therefore, of the variety commonly referred to as “double-trigger.” Importantly, the plan does not include any “gross up” provisions for the participants for the tax effects caused by any such benefits. The committee believes the Change of Control Plan serves as an important retention tool in the event of a pending change of control transaction.

The committee completed its review of the provisions of the Change of Control Plan during fiscal 2015 and determined to review the plan again in four years. In the first quarter of fiscal 2019, the committee reviewed and adopted substantially the same Change of Control Plan and determined to review the plan again in four years. Compensia assisted the committee in its review and analysis of the Change of Control Plan. The committee believes that reviewing the Change of Control Plan every four years allows for the right balance in providing certainty for the participants while providing the committee with the opportunity to revise the plan consistent with corporate governance best practices, evolving peer group practices and regulatory changes.

In addition, in connection with the succession planning process related to the Company’s announcement of Mr. Ambroseo’s intention to retire as our President and CEO, the Company’s Change of Control Plan was amended in fiscal 2019 to include a time-limited severance benefit for those executive officers and Senior Vice Presidents reporting directly to Mr. Ambroseo at the time of his announcement if their employment is terminated without cause or they terminate for good reason within the two-year period after a new CEO is appointed. The severance benefit includes 18 months of base and bonus pay, an 18-month benefit stipend, 24 months of additional vesting credit for equity awards and a pro rata annual incentive for the year of termination. The Board believed that it was in the best interests of stockholders and the Company to adopt this change to reinforce continuity during a time of transition.

The committee does not consider the potential payments and benefits under these arrangements when making compensation decisions for our NEOs. These arrangements serve specific purposes unrelated to the determination of the NEOs’ total direct compensation for a specific year.

Tax and Accounting Considerations

Accounting for Stock-Based Compensation—We account for stock-based compensation in accordance with the requirements of ASC 718. We also take into consideration ASC 718 and other generally accepted accounting principles in determining changes to policies and practices for our stock-based compensation programs.

Section 162(m) of the Internal Revenue Code—Section 162(m) generally limits our income tax deduction for compensation we pay to certain executive officers up to $1 million during any fiscal year for any such officer. The officers covered by Section 162(m) include, but are not necessarily limited to, our chief executive officer, chief financial officer, our next three most highly compensated named executive officers other than our chief executive officer and chief financial officer, and certain individuals to whom the Section 162(m) deductibility limit applied for our fiscal year 2018 or later. Certain grandfathered payments pursuant to written binding contracts in effect on November 2, 2017 may still be fully deductible to the Company even if total compensation to a covered officer exceeds $1 million in a fiscal year. Although the committee may consider the impact of Section 162(m) as well as other tax and accounting consequences when developing and implementing executive compensation programs, the committee intends to design and administer compensation programs in the way the committee believes is appropriate and in the best interests of the stockholders after taking various factors into consideration, including business conditions and the performance of the Company and the executive officer.

Section 409A of the Internal Revenue Code—Section 409A imposes additional significant taxes in the event that an executive officer, director or service provider received “deferred compensation” that does not satisfy the requirements of Section 409A. We consider Section 409A in the design and operation of any plans.

Other Compensation Policies

To further align our executive compensation program with the interests of our stockholders, at the end of fiscal 2009, a committee of the Board approved a clawback policy for our CEO and CFO. This clawback policy provided that, in the event that there is an accounting restatement and there is a finding by the Board that such restatement was due to the gross recklessness or intentional misconduct of the CEO or CFO and it caused material noncompliance with any financial reporting requirement, then Coherent shall seek disgorgement of any portion of the bonus or other incentive or equity-based compensation related to such accounting restatement received by such individual during the 12-month period following the originally filed financial document.

As disclosed in the Company’s fiscal 2018 proxy statement, the committee reviewed the Company’s existing clawback policy during fiscal 2019 and, as a result of that review, recommended a new policy to the Board, which the Board adopted in fiscal 2020. The new clawback policy expands potential recoupment of cash and equity incentive compensation to include all NEOs, as well as all employees of the Company holding the title of Senior Vice President or higher who report directly to our CEO. The new policy allows for the committee to recoup excess incentive compensation from such covered individuals in the event of a restatement of the Company’s financial results if the committee determines that during the three-years prior to such restatement the covered individuals would have received less incentive compensation if it had been calculated based on the restated financials.

In addition, under our Insider Trading Policy, we have established a policy with respect to hedging or pledging Coherent securities.

Compensation and HR Committee Report

The Compensation and HR Committee of the Board has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation and HR Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment No. 1.

Respectfully submitted by the Compensation and HR Committee

Sandeep Vij, Chair

Jay Flatley

Pamela Fletcher

Michael McMullen

RECONCILIATION TABLE—NON-GAAP EARNINGS PER SHARE FROM CONTINUING OPERATIONS

	Fiscal Year
	2019	2018	2017
GAAP NET INCOME PER DILUTED SHARE FROM CONTINUING OPERATIONS	$2.22	$9.95	$8.42
Stock-based compensation	1.30	1.11	0.94
Amortization of intangible assets	1.81	1.72	1.72
Restructuring charges	0.66	0.12	0.34
Non-recurring tax expense (benefit)	(0.04)	0.66	(0.05)
Costs related to acquisitions	—	0.03	0.70
Interest expense on Barclays debt commitment	—	—	0.07
Gain on hedge of Barclays debt commitment	—	—	(0.29)
Gain on business combination	—	—	(0.14)
Impairment (asset recoveries) and other charges	(0.04)	0.03	0.08
Purchase accounting step up	0.01	0.02	0.77
NON-GAAP NET INCOME FROM CONTINUING OPERATIONS PER DILUTED SHARE	$5.92	$13.64	$12.57

RECONCILIATION TABLE—ADJUSTED EBITDA

	Fiscal Year
(in millions)	2019	2018	2017
GAAP NET INCOME FROM CONTINUING OPERATIONS	$53.8	$247.4	$208.6
Income tax expense	6.2	114.2	93.4
Interest and other income (expense), net	24.4	36.5	27.4
Depreciation and amortization	116.4	113.4	104.5
Costs related to acquisitions	—	0.7	17.6
Gain on business combination	—	—	(5.4)
Restructuring charges	22.7	3.9	12.3
Impairment (asset recoveries) and other charges	(1.3)	0.8	2.9
Stock-based compensation	36.5	32.7	30.4
Purchase accounting step up	0.4	0.8	26.8
ADJUSTED EBITDA	$259.1	$550.4	$518.5

Compensation Committee Interlocks and Insider Participation

During fiscal 2019, the Compensation and HR Committee of the Board consisted of directors Vij (Chair), Flatley, Krause (until February 2019), Fletcher (beginning June 2019) and McMullen (beginning December 2018). None of the members of the committee has been or is an officer or employee of Coherent. None of our executive officers serve on the board of directors or compensation committee of a company that has an executive officer that serves on our Board or Compensation and HR Committee. No member of our Board is an executive officer of a company in which one of our executive officers serves as a member of the board of directors or compensation committee of that company.

Summary Compensation and Equity Tables

Fiscal 2019 Summary Compensation Table

The table below presents information concerning the total compensation of our NEOs for the fiscal years ended September 28, 2019, September 29, 2018 and September 30, 2017.

Name and Principal Position	Fiscal Year	Salary ($)(1)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
John Ambroseo,	2019	820,203	4,056,096	0	11,146	4,887,445
President and	2018	800,010	7,867,051	853,885	10,946	9,531,892
Chief Executive Officer	2017	766,358	7,488,106	1,760,021	10,754	10,025,239
Kevin Palatnik,	2019	484,439	1,247,657	0	11,146	1,743,242
Executive Vice President	2018	438,083	1,568,031	306,283	10,946	2,323,343
and Chief Financial Officer	2017	426,747	1,613,899	645,029	10,754	2,696,429
Mark Sobey,	2019	445,200	2,702,495(5)	0	11,146	3,158,841
Executive Vice President and	2018	420,390	1,463,443	276,121	10,946	2,170,900
General Manager of OEM Laser Sources	2017	396,467	1,413,369	521,304	10,754	2,341,894
Bret DiMarco,	2019	398,081	2,507,454(5)	0	11,146	2,916,681
Executive Vice President,	2018	387,116	1,149,941	235,280	10,946	1,783,283
General Counsel and Corporate Secretary	2017	368,947	1,351,551	450,004	10,754	2,181,256
Paul Sechrist(6),	2019	417,130	812,037	0	11,146	1,240,313
Former Executive Vice President	2018	399,246	1,306,720	263,135	10,946	1,980,047
Worldwide Sales and Services	2017	371,543	1,464,189	450,004	10,754	2,296,490

(1)	Reflects the dollar amount of salary earned in the applicable fiscal year.

(2)	Amounts shown reflect the grant date fair value of awards granted in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718. Reflects unvested time-based and performance-based restricted stock units; there is no guaranty that the recipients will ultimately receive this amount, or any amount. See footnote 2 to the Grants of Plan-Based Awards table for additional information. Amounts in this column may not equal the sum of the awards included in the Grants of Plan-Based Awards table due to rounding. No stock options were granted to the NEOs in fiscal years 2019, 2018 and 2017.

(3)	Reflects the dollar amounts earned under the Variable Compensation Plan (VCP) during the applicable fiscal years.

(4)	Reflects a 401(k) company match earned during the applicable fiscal year.

(5)	These amounts include a one-time retention grant of time-based restricted stock units with a grant date value of approximately $1.7 million to each of Messrs. Sobey and DiMarco, each with a single three-year vesting date, related to the announced CEO transition.

(6)	Effective September 29, 2019, Mr. Sechrist transitioned from the role of the Company’s Executive Vice President, Worldwide Sales and Services to the role of Special Advisor to the CEO.

Grants of Plan-Based Awards in Fiscal 2019

Except as set forth in the footnotes, the following table shows all plan-based equity and non-equity incentive awards granted to our NEOs during fiscal 2019. Our NEOs did not receive any option awards during fiscal 2019.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Actual Payouts Under Non-Equity Incentive	Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: # of Shares of Stock or	Grant Date Fair
Name	Type	Grant Date	Thresh- hold($)	Target($)	Maxi mum($)	Plan Awards ($)(1)	Thresh hold(#)	Target(#)	Maxi mum(#)	Units (#)	Value ($)(2)
John Ambroseo	PRSU	11/13/2018					0	22,499	44,998		2,642,058
	RSU	11/13/2018								11,472	1,414,039
	Annual bonus		0	990,013	1,980,026	0
Kevin Palatnik	PRSU	11/13/2018					0	5,092	10,184		597,954
	RSU	11/13/2018								5,271	649,704
	1st semi-annual bonus		0	371,264	742,528	0
Mark Sobey	PRSU	11/13/2018					0	3,978	7,956		467,137
	RSU	11/13/2018								4,118	507,585
	RSU	04/12/2019								11,062	1,727,774
	Annual bonus		0	315,006	630,012	0
Bret DiMarco	PRSU	11/13/2018					0	3,182	6,364		373,662
	RSU	11/13/2018								3,294	406,018
	RSU	04/12/2019								11,062	1,727,774
	Annual bonus		0	260,003	520,006	0
Paul Sechrist	RSU	11/13/2018								6,588	812,037
	Annual bonus		0	294,010	588,020	0

(1)	Failure to meet a minimum level of performance resulted in no bonus paid out under the 2019 Variable Compensation Plan.

(2)	Reflects the dollar amount recognized for financial statement reporting purposes (disregarding an estimate of forfeitures related to service-based vesting conditions) for fiscal 2019 in accordance with ASC 718, and includes grants made in fiscal 2019. The assumptions used in the valuation of these awards are set forth in Note 13 “Employee Stock Award and Benefit Plans” of the Notes to the Consolidated Financial Statements in the Original Filing. For informational purposes, if the maximum level of performance for the PRSU awards was achieved, the value, calculated by multiplying the closing price of the Company’s common stock on the date of grant by the number of shares issuable upon achievement of the maximum level of performance under the applicable PRSU is $5,546,454, $1,255,280, $980,657 and $784,427, for Messrs. Ambroseo, Palatnik, Sobey and DiMarco, respectively. These amounts do not correspond to the actual value, if any, that will be recognized by the NEOs. See “Compensation Discussion and Analysis—Equity Awards” for a description of the PRSUs.

Option Exercises and Stock Vested in Fiscal 2019

The table below sets forth certain information for each NEO regarding the exercise of options and the vesting of stock awards during fiscal 2019, including the aggregate value realized upon such exercise or vesting.

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
John Ambroseo	—	—	82,387	10,256,133
Kevin Palatnik	—	—	23,690	3,022,494
Mark Sobey	—	—	14,029	1,759,981
Bret DiMarco	—	—	12,156	1,524,309
Paul Sechrist	—	—	12,159	1,527,368

(1)	Reflects the market price of our common stock on the vesting date.

Outstanding Equity Awards at Fiscal 2019 Year-End

The following table presents information concerning outstanding equity awards held by each NEO as of September 28, 2019.

		Option Awards				Stock Awards		Equity incentive plan awards:	Equity incentive plan awards: Market or
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) exercisable	Number of Securities Underlying Unexercised Options (#) unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Number of unearned shares, units or other rights that have not vested (#)	payout value of unearned shares, units or other rights that have not vested ($)
John Ambroseo	11/13/2018	—	—	—	—	—	—	44,998(3)	6,818,997
	11/13/2018	—	—	—	—	11,472	1,738,467	—	—
	11/03/2017	—	—	—	—	—	—	37,582(4)	5,695,176
	11/03/2017	—	—	—	—	4,994	756,791	—	—
	11/15/2016	—	—	—	—	—	—	64,282(5)	9,741,294
	11/15/2016	—	—	—	—	5,889	892,419	—	—
Kevin Palatnik	11/13/2018	—	—	—	—	—	—	10,184(3)	1,543,283
	11/13/2018	—	—	—	—	5,271	798,767	—	—
	11/03/2017	—	—	—	—	—	—	5,010(4)	759,215
	11/03/2017	—	—	—	—	1,998	302,777	—	—
	11/15/2016	—	—	—	—	—	—	10,206(5)	1,546,617
	11/15/2016	—	—	—	—	1,701	257,770	—	—
Mark Sobey	04/12/2019	—	—	—	—	11,062	1,676,335	—	—
	11/13/2018	—	—	—	—	—	—	7,956(3)	1,205,652
	11/13/2018	—	—	—	—	4,118	624,042	—	—
	11/03/2017	—	—	—	—	—	—	4,676(4)	708,601
	11/03/2017	—	—	—	—	1,864	282,471	—	—
	11/15/2016	—	—	—	—	—	—	9,742(5)	1,476,303
	11/15/2016	—	—	—	—	1,623	245,949	—	—
Bret DiMarco	04/12/2019	—	—	—	—	11,062	1,676,335	—	—
	11/13/2018	—	—	—	—	—	—	6,364(3)	964,401
	11/13/2018	—	—	—	—	3,294	499,173	—	—
	11/03/2017	—	—	—	—	—	—	3,674(4)	556,758
	11/03/2017	—	—	—	—	1,465	222,006	—	—
	11/15/2016	—	—	—	—	—	—	8,536(5)	1,293,545
	11/15/2016	—	—	—	—	1,422	215,490	—	—
Paul Sechrist	11/13/2018	—	—	—	—	6,588	998,346	—	—
	11/03/2017	—	—	—	—	—	—	4,176(4)	632,831
	11/03/2017	—	—	—	—	1,664	252,163	—	—
	11/15/2016	—	—	—	—	—	—	9,280(5)	1,406,291
	11/15/2016	—	—	—	—	1,546	234,281	—	—

(1)	Generally, time-based RSU grants vest 1/3 per year on each anniversary of the grant date. The one-time retention grant of 11,062 time-based restricted stock units on April 12, 2019 related to the announcement of the CEO transition to each of Messrs. Sobey and DiMarco has a single three-year vesting date.

(2)	Market value is determined by multiplying the number of shares by $151.54, the closing price of our common stock on September 27, 2019, the last trading date of fiscal 2019.

(3)	The performance-based RSU vesting determination date is November 13, 2021. The performance-based RSUs will vest in an amount which is 0-200% subject to the achievement of certain performance metrics. The amount reflected in the table is the maximum amount or 200%.

(4)	The performance-based RSU vesting determination date is November 3, 2020. The performance-based RSUs will vest in an amount which is 0-200% subject to the achievement of certain performance metrics. The amount reflected in the table is the maximum amount or 200%.

(5)	The performance-based RSU vesting determination date was November 15, 2019. The performance-based RSUs vested at 200% based on the achievement of certain performance metrics.

Fiscal 2019 Non-Qualified Deferred Compensation

For a description of our Deferred Compensation Plan, see “Compensation Discussion and Analysis-Retirement Plans.” The following table presents information regarding the non-qualified deferred compensation activity for each NEO during fiscal 2019:

Name	Executive Contributions in last FY ($)	Registrant Contributions in Last FY ($)(1)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)(2)
John Ambroseo	—	—	652,559	—	12,908,629
SRP(3)	—	—	113,233	—	2,246,950
Kevin Palatnik	—	—	34,544	—	788,367
Mark Sobey	—	—	98,130	—	1,945,915
Bret DiMarco	—	—	9,608	—	169,688
Paul Sechrist	—	—	73,799	(21,848)	1,862,034
SRP(3)	—	—	22,075	—	367,339

(1)	Company contributions to our Deferred Compensation Plan were terminated on December 31, 2010.

(2)	The deferred compensation in a participant’s account is fully vested and is credited with positive or negative investment results based upon plan investment options selected by the participant. The balance reflects contributions previously reported in the Summary Compensation Table to the extent the executive was a Named Executive Officer at the time of such contributions.

(3)	Amounts include account balances (including earnings) from the Supplementary Retirement Plan (SRP), which was suspended on December 31, 2004. The Deferred Compensation Plan is the only current non-qualified deferred compensation plan available for executive management.

Potential Payments upon Termination or Change of Control

The following table shows the potential payments and benefits that we (or our successor) would be obligated to make or provide upon termination of employment of each our NEOs pursuant to the terms of the Change of Control and Change in Leadership Severance Plan. Other than this plan, there are no other executive employment agreements or other contractual obligations triggered upon a change of control. For purposes of this table, it is assumed that each NEO’s employment terminated at the close of business on September 27, 2019 (the last trading date of fiscal 2019). These payments are conditioned upon the execution of a form release of claims by the NEO in favor of us. The amounts reported below do not include the nonqualified deferred compensation distributions that would be made to the NEOs following a termination of employment (for those amounts and descriptions, see the prior table). There can be no assurance that a triggering event would produce the same or similar results as those estimated below if such event occurs on any other date or at any other price, of if any other assumption used to estimate potential payments and benefits is not correct. Due to the number of factors that affect the nature and amount of any potential payments or benefits, any actual payments and benefits may be different. These are aggregate payments and do not reflect such individual’s net after tax benefit. No officer is entitled to any “gross up” to offset the impact of IRS Code Section 280G.

NEO	Multiplier for Base Salary and Bonus	Nature of Benefit	Termination Other than for Change of Control	Change of Control Termination ($)
John Ambroseo	2.99X	Salary Severance(1)	—	$2,466,783
		Bonus Severance(1)	—	$2,960,140
		Equity Compensation Acceleration(2)	—	$14,515,410
		Aggregate Healthcare Related Monthly Payment(3)	—	$99,000
		TOTAL BENEFIT		$20,041,333
Kevin Palatnik	2X	Salary Severance(1)	—	$990,038
		Bonus Severance(1)	—	$742,529
		Equity Compensation Acceleration(2)	—	$3,283,872
		Aggregate Healthcare Related Monthly Payment(3)	—	$66,000
		TOTAL BENEFIT		$5,082,439
Mark Sobey	2X	Salary Severance(1)	—	$900,016
		Bonus Severance(1)	—	$630,011
		Equity Compensation Acceleration(2)	—	$4,524,075
		Aggregate Healthcare Related Monthly Payment(3)	—	$66,000
		TOTAL BENEFIT		$6,120,102
Bret DiMarco	2X	Salary Severance(1)	—	$800,010
		Bonus Severance(1)	—	$520,006
		Equity Compensation Acceleration(2)	—	$4,020,356
		Aggregate Healthcare Related Monthly Payment(3)	—	$66,000
		TOTAL BENEFIT		$5,406,372
Paul Sechrist	2X	Salary Severance(1)	—	$840,029
		Bonus Severance(1)	—	$588,020
		Equity Compensation Acceleration(2)	—	$2,504,350
		Aggregate Healthcare Related Monthly Payment(3)	—	$66,000
		TOTAL BENEFIT		$3,998,399

(1)	Reflects salary as in effect as of September 28, 2019. Bonus severance is based on target bonus as a percentage of salary as in effect as of September 28, 2019.

(2)

Equity Compensation Acceleration represents the value of time-based restricted stock units and performance-based restricted stock units, in each case as of September 27, 2019 (the last trading date before the end of our fiscal year) at the closing stock price on that date ($151.54). The value of accelerated restricted stock units is calculated by multiplying the number of unvested shares subject to acceleration by the closing stock price on September 27, 2019. This assumes immediate release and vesting of the performance-based restricted stock units at the maximum, or 200% of target, achievement. The amounts reflected for Equity Compensation Acceleration do not reflect any applicable taxes, just gross proceeds. Since the table assumes a triggering event on September 27, 2019, only those restricted stock units outstanding as of that date are included in the table.

(3)	Aggregate Healthcare Related Monthly Payment is a monthly payment of $2,750 in lieu of receiving Company-subsidized COBRA benefits, life insurance premiums and/or other welfare benefits, multiplied by 36 months for our CEO and 24 months for our other NEOs.

To assist with the transition following his retirement as the Company’s Executive Vice President, Worldwide Sales and Services, Mr. Sechrist agreed to remain as a Special Advisor to the CEO, and will serve in such capacity through September 30, 2021. During that time, Mr. Sechrist will provide strategic and other services reasonably requested by our CEO and has agreed to not compete with the Company. As a special advisor to the Company’s CEO, Mr. Sechrist will receive a salary no less than his current base salary and will continue to vest in his current equity grants pursuant to the terms of the Company’s 2011 Equity Incentive Plan.

In April 2019, the Company announced that John Ambroseo intends to retire as our President and CEO no later than April 2021. In connection with the succession planning process, the Company and Mr. Ambroseo entered into a transition and retirement agreement that provides that Mr. Ambroseo will transition from CEO to a Special Advisor to the Company and will cease to be a Board member on the earlier of a transition date set by the Board in connection with the commencement of a successor to serve as CEO or April 13, 2021. For further discussion of this transition and retirement agreement, see “Compensation Discussion and Analysis—CEO Transition”.

Pay Ratio

As provided for by the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC adopted a rule requiring companies to disclose the ratio of the median employee’s total annual compensation relative to total annual compensation of the CEO. As disclosed in the “Fiscal 2019 Summary Compensation Table” above, the fiscal 2019 total annual compensation for our CEO was $4,887,445. We estimate that the fiscal 2019 total annual compensation for the median of all employees, excluding our CEO, was $69,018. The resulting ratio of our CEO’s total annual compensation to that of the median of all employees, excluding our CEO, for fiscal 2019 is approximately 71 to 1.

For purposes of reporting annual total compensation and the ratio of annual total compensation of the CEO to the median employee, both the CEO and median employee’s annual total compensation were calculated consistent with the disclosure requirements of executive compensation under the Summary Compensation Table.

For fiscal 2019, we used the same median employee as used for fiscal 2018, as there have been no significant changes in our employee population or employee compensation arrangements that we believe would result in a significant change to the pay ratio. There also were no material changes to this employee’s compensation that would significantly impact the pay ratio.

We identified the median employee by (i) aggregating for each employee employed on September 29, 2018 (our fiscal 2018 year end) (A) annual base salary for salaried employees (or hourly rate multiplied by estimated work schedule, for hourly and seasonal employees) and (B) target incentive compensation, (ii) converting amounts from local currency to U.S. dollars and (iii) ranking this compensation measure for our employees other than our CEO from lowest to highest. Because we had an even number of employees (excluding our CEO) on the determination date, two employees were identified as the median compensated employees. We reviewed the compensation of these two employees as well as the compensation of five employees immediately above and below, to further analyze employee median compensation for consistency with that of other employees near the median. For these twelve employees, we calculated total annual compensation for such employees using the same methodology used to calculate the “Total” column of the “Fiscal 2019 Summary Compensation Table.” We then selected from among the two median compensated employees, a United States employee whose compensation was most consistent with that of the twelve employees reviewed.

The pay ratio reported above is a reasonable estimate calculated in a manner consistent with SEC rules based on our internal records and the methodology described above. The SEC rules for identifying the median compensated employee and calculating the pay ratio based on that employee’s total annual compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their employee populations and compensation practices. Therefore, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies have different employee populations and compensation practices and may utilize different methodologies, exclusions, estimates, and assumptions in calculating their own pay ratios.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of September 28, 2019 about the Company’s equity compensation plans under which shares of our common stock may be issued to employees, consultants or members of the Board:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights(1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	452,145(2)	$44.74(3)	4,739,935(4)
Equity compensation plans not approved by security holders	—	—	—
TOTAL	452,145	$44.74	4,739,935(5)

(1)	The weighted average exercise price does not reflect shares that will be issued upon the vesting of outstanding RSUs or upon the exercise of rights under the Employee Stock Purchase Plan.

(2)	This number does not include any options that may be assumed by us through mergers or acquisitions; however, we do have the authority, if necessary, to reserve additional shares of our common stock under these plans to the extent necessary for assuming such options.

(3)	Represents the exercise price for one outstanding option in the amount of 24,000 shares, which had a remaining contractual term of 1.98 years as of September 28, 2019.

(4)	This number consists of 250,749 shares of common stock reserved for future issuance under the Employee Stock Purchase Plan and 4,489,186 shares reserved for future issuance under the 2011 Equity Incentive Plan.

(5)	As of January 10, 2020, 4,284,536 shares remained available for future issuance under the 2011 Equity Incentive Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of December 31, 2019, certain information with respect to the beneficial ownership of Coherent common stock by (i) any person (including any “group” as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934 (the “Exchange Act”)) known by us to be the beneficial owner of more than 5% of our voting securities, (ii) each of our directors, (iii) each of the executive officers named in the Summary Compensation Table appearing herein, and (iv) all current executive officers and directors as a group. We do not know of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change of control. Unless otherwise indicated, the address of each stockholder in the table below is c/o Coherent, Inc., 5100 Patrick Henry Drive, Santa Clara, California 95054.

Name and Address	Number of Shares	Percent of Total(1)
Wellington Management Group LLP(2) c/o Wellington Management Company LLP, 280 Congress Street Boston, MA 02210	2,802,313	11.60%
Vanguard Group Inc.(2) 100 Vanguard Blvd. Malvern, PA 19355	2,231,098	9.24%
Blackrock Inc.(2) 55 East 52nd Street New York, NY 10055	2,195,496	9.09%
John R. Ambroseo(3)	185,989	*
Kevin Palatnik	27,231	*
Mark Sobey	16,940	*
Bret DiMarco(4)	19,743	*
Paul Sechrist(5)	13,878	*
Jay T. Flatley(6)	40,014	*
Pamela Fletcher(7)	3,180	*
Susan M. James(7)	8,014	*
Beverly Kay Matthews	—	*
Michael R. McMullen(7)	2,422	*
Garry W. Rogerson(8)	14,514	*
Steve Skaggs(7)	13,014	*
Sandeep Vij(9)	7,514	*
All directors and executive officers as a group (13 persons)(10)	343,435	1.42%

*       Represents less than 1%.

(1)	Based upon 24,153,812 shares of Coherent common stock outstanding as of December 31, 2019. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, each share of Coherent common stock subject to options held by that person that are currently exercisable or will be exercisable within 60 days of December 31, 2019 and all RSUs held by that person that will vest within 60 days of December 31, 2019, are deemed outstanding. Such shares are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Based on the institutional holding report provided by NASDAQ as of September 30, 2019.

(3)	Includes 185,989 shares owned by the Ambroseo-Lacorte Family Trust, of which Mr. Ambroseo is a trustee.

(4)	Includes 19,743 shares owned by the DiMarco Family Trust, of which Mr. DiMarco is a trustee.

(5)	Includes 7,656 shares owned by the Sechrist Family Trust, of which Mr. Sechrist is a trustee.

(6)	Includes 24,000 shares issuable upon exercise of vested options held by Mr. Flatley, 1,805 shares issuable upon vesting of RSUs within 60 days of December 31, 2019, and 14,209 shares held by the Flatley Family Trust.

(7)	Includes 1,805 shares issuable upon vesting of RSUs within 60 days of December 31, 2019.

(8)	Includes 1,805 shares issuable upon vesting of RSUs within 60 days of December 31, 2019, and 12,709 shares held by the 2000 Rogerson Family Revocable Living Trust.

(9)	Includes 1,805 shares issuable upon vesting of RSUs within 60 days of December 31, 2019, and 5,709 shares held by the Vij Family 2001 Trust.

(10)	Includes an aggregate of 24,000 shares issuable upon exercise of vested options and 12,635 shares issuable upon vesting of RSUs within 60 days of December 31, 2019.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Person Transactions

Review, Approval or Ratification of Related Person Transactions

In accordance with the charter of the Audit Committee, the members of the Audit Committee, all of whom are independent directors, review and approve in advance any proposed related person transactions. Additionally, from time to time the Board may directly consider these transactions. For purposes of these procedures, the individuals and entities that are considered “related persons” include:

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

Director Independence

The Board has determined that, with the exception of Mr. Ambroseo, all of its current members are “independent directors” as that term is defined in the listing rules of the Nasdaq Stock Market.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accounting Fees and Services

The following table sets forth fees for services provided by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte”) during fiscal 2019 and 2018:

	2019	2018
Audit fees(1)	$ 3,454,348	$ 3,589,147
Tax fees(2)	546,618	931,017
All other fees(3)	1,895	1,895
Total	$ 4,002,861	$ 4,522,059

(1)	Represents fees for professional services provided in connection with the integrated audit of our annual financial statements and internal control over financial reporting and review of our quarterly financial statements, advice on accounting matters that arose during the audit and audit services provided in connection with other statutory or regulatory filings.

(2)	Represents tax compliance and related services.

(3)	Represents the annual subscription for access to the Deloitte Accounting Research Tool, which is a searchable on-line accounting database.

Pre-Approval of Audit and Non Audit Services

The Audit Committee has determined that the provision of non-audit services by Deloitte is compatible with maintaining Deloitte’s independence. In accordance with its charter, the Audit Committee approves in advance all audit and non-audit services to be provided by Deloitte. In other cases, the Chairman of the Audit Committee has the delegated authority to pre-approve certain additional services, and such pre-approvals are communicated to the full Audit Committee at its next meeting. During fiscal years 2019 and 2018, 100% of the services were pre-approved by the Audit Committee in accordance with this policy.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)         1.         Index to Consolidated Financial Statements

The following Consolidated Financial Statements of Coherent, Inc. and its subsidiaries were filed in the Original Filing and the page numbers set forth below correspond to page numbers in the Original Filing:

2.       Consolidated Financial Statement Schedules

Financial statement schedules have been omitted because they are either not required, not applicable or the information required to be set forth therein is included in the Consolidated Financial Statements hereto.

3.       Exhibits

Exhibits

Exhibit Numbers
2.1*	Merger Agreement, dated as of March 16, 2016, by and among the Company, Rembrandt Merger Sub Corp. and Rofin-Sinar Technologies Inc. (Previously filed as Exhibit 2.1 to Form 8-K filed on March 16, 2016)
3.1*	Restated and Amended Certificate of Incorporation. (Previously filed as Exhibit 3.1 to Form 10-K for the fiscal year ended September 29, 1990)
3.2*	Certificate of Amendment of Restated and Amended Certificate of Incorporation of Coherent, Inc. (Previously filed as Exhibit 3.2 to Form 10-K for the fiscal year ended September 28, 2002)
3.3*	Bylaws of Coherent, Inc. as amended and restated on January 28, 2018. (Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 31, 2018)
4.1**	Description of Capital Stock.
10.1*‡	Form of Indemnification Agreement. (Previously filed as Exhibit 10.18 to Form 10-K for the fiscal year ended October 2, 2010)
10.2*‡	Amended and Restated Employee Stock Purchase Plan. (Previously filed as Exhibit 10.1 to Form S-8 filed on June 12, 2012)
10.3*‡	Change of Control and Leadership Change Severance Plan, as amended and restated effective April 13, 2019. (Previously filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter March 30, 2019)
10.4*‡	Variable Compensation Plan, as amended. (Previously filed as Exhibit 10.7 to Form 10-K for the fiscal year ended October 1, 2011)
10.5*‡	Supplementary Retirement Plan. (Previously filed as Exhibit 10.5 to Form 10-Q for the fiscal quarter ended April 1, 2006)
10.6*‡	2005 Deferred Compensation Plan. (Previously filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended December 31, 2011)
10.7*‡	2011 Equity Incentive Plan. (Previously filed as Exhibit 10.1 to Form S-8 filed on May 6, 2011)
10.8*‡	2011 Equity Incentive Plan-Form of RSU Agreement for members of the Board of Directors. (Previously filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended July 2, 2011)
10.9*‡	2011 Equity Incentive Plan-Form of Option Agreement for members of the Board of Directors. (Previously filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended July 2, 2011)
10.10*‡	2011 Equity Incentive Plan-Form of Time-Based RSU Agreement. (Previously filed as Exhibit 10.23 to Form 10-K for the fiscal year ended October 1, 2011)
10.11**‡	2011 Equity Incentive Plan-Form of Performance RSU Agreement.
10.12*‡	2011 Equity Incentive Plan-Form of Global RSU Agreement. (Previously filed as Exhibit 10.12 to Form 10-K for the fiscal year ended September 29, 2018)
10.13**‡	2011 Equity Incentive Plan-Form of Global Performance RSU Agreement.
10.14*‡	Offer letter with Kevin Palatnik. (Previously filed as Exhibit 10.3 to Form 10-Q for the fiscal quarter ended January 2, 2016)

10.15*‡	Offer letter with Thomas Merk. (Previously filed as Exhibit 10.3 to Form 10-Q filed for the fiscal quarter ended December 31, 2016)
10.16*‡	Managing director agreement with Thomas Merk. (Previously filed as Exhibit 10.4 to Form 10-Q for the fiscal quarter ended December 31, 2016)
10.17*	CEO Transition and Retirement Agreement, dated April 13, 2019, between the Company and John Ambroseo. (Previously filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended March 30, 2019).
10.18*	Credit Agreement, dated as of November 7, 2016, by and among Coherent, Inc., Coherent Holding GmbH, the guarantors from time to time party thereto, the lenders from time to time party thereto, Barclays Bank PLC, as Administrative Agent and L/C Issuer, Bank of America, N.A., as L/C Issuer, and The Bank of Tokyo-Mitsubishi UJF, Ltd., as L/C Issuer. (Previously filed as Exhibit 10.1 to Form 8-K filed November 8, 2016)
10.19*	Amendment No. 1 and Waiver to Credit Agreement, dated as of May 8, 2017, by and among Coherent, Inc., Coherent Holding GmbH, the Guarantors party thereto, the Lenders party thereto and Barclays Bank PLC, as Administrative Agent. (Previously filed as Exhibit 10.1 to Form 8-K filed on May 9, 2017)
10.20*	Amendment No. 2 to Credit Agreement, dated as of July 5, 2017, by and among Coherent, Inc., Coherent Holding GmbH, the Guarantors party thereto and Barclays Bank PLC as Administrative Agent. (Previously filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended July 1, 2017)
10.21*	Transition Agreement and Release, dated February 4, 2019, between the Company and Paul Sechrist. (Previously filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended December 29, 2018)
21.1**	Subsidiaries
23.1**	Consent of Independent Registered Public Accounting Firm
24.1**	Power of Attorney (see signature page)
31.1**	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	Inline XBRL Instance.
101.SCH**	Inline XBRL Taxonomy Extension Schema.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

__________________________________________

*	These exhibits were previously filed with the SEC as indicated and are incorporated herein by reference.
‡	Identifies management contract or compensatory plans or arrangements required to be filed as an exhibit.
**	These exhibits were previously filed or furnished, as required, with our Annual Report on Form 10-K filed with the SEC on November 26, 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COHERENT, INC.

Date: January 24, 2020	/s/ JOHN R. AMBROSEO
By: John R. Ambroseo
President and Chief Executive Officer