Form 10-Q
period 2019-12-28
COHERENT INC
filed 2020-02-05
CIK 21510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ___________________________________________________
FORM 10-Q
 ___________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 28, 2019
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

 The number of shares outstanding of registrant’s common stock, par value $.01 per share, on February 3, 2020 was 24,153,987.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share data)

	Three Months Ended
	December 28, 2019	December 29, 2018
Net sales	$320,771	$383,146
Cost of sales	211,518	233,796
Gross profit	109,253	149,350
Operating expenses:
Research and development	28,680	28,942
Selling, general and administrative	68,551	64,557
Amortization of intangible assets	1,432	3,040
Total operating expenses	98,663	96,539
Income from operations	10,590	52,811
Other income (expense):
Interest income	267	228
Interest expense	(4,094)	(4,901)
Other—net	793	(4,478)
Total other expense, net	(3,034)	(9,151)
Income before income taxes	7,556	43,660
Provision for income taxes	1,763	8,110
Net income	$5,793	$35,550

Net income per share:
Basic	$0.24	$1.46
Diluted	$0.24	$1.45

Shares used in computation:
Basic	23,971	24,268
Diluted	24,160	24,472

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended
	December 28, 2019	December 29, 2018
Net income	$5,793	$35,550
Other comprehensive income (loss): (1)
Translation adjustment, net of taxes (2)	15,168	(5,690)
Defined benefit pension plans, net of taxes (3)	132	8
Other comprehensive income (loss), net of tax	15,300	(5,682)
Comprehensive income	$21,093	$29,868

(1)	Reclassification adjustments were not significant during the three months ended December 28, 2019 and December 29, 2018.

(2)	Tax expenses (benefits) of $1,235 and $(2,755) were provided on translation adjustments during the three months ended December 28, 2019 and December 29, 2018, respectively.

(3)	Tax expenses (benefits) of $33 and $(6) were provided on changes in defined benefit pension plans for the three months ended December 28, 2019 and December 29, 2018, respectively.

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except par value)

	December 28, 2019	September 28, 2019
ASSETS
Current assets:
Cash and cash equivalents	$349,592	$305,833
Restricted cash	728	792
Short-term investments	—	120
Accounts receivable—net of allowances of $9,309 and $8,690, respectively	235,933	267,553
Inventories	449,571	442,530
Prepaid expenses and other assets	86,997	77,993
Total current assets	1,122,821	1,094,821
Property and equipment, net	327,673	323,434
Goodwill	433,643	427,101
Intangible assets, net	73,831	84,813
Non-current restricted cash	12,258	12,036
Other assets	233,832	140,964
Total assets	$2,204,058	$2,083,169

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current-portion of long-term obligations	$16,809	$14,863
Accounts payable	55,851	51,531
Income taxes payable	8,365	6,185
Other current liabilities	175,398	167,735
Total current liabilities	256,423	240,314
Long-term obligations	396,153	392,238
Other long-term liabilities	245,507	165,881
Commitments and contingencies (Note 13)
Stockholders' equity:
Common stock, Authorized—500,000 shares, par value $.01 per share:
Outstanding— 24,153 shares and 23,982 shares, respectively	240	238
Additional paid-in capital	34,464	34,320
Accumulated other comprehensive loss	(21,036)	(36,336)
Retained earnings	1,292,307	1,286,514
Total stockholders’ equity	1,305,975	1,284,736
Total liabilities and stockholders’ equity	$2,204,058	$2,083,169

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED DECEMBER 29, 2018 AND DECEMBER 28, 2019
(Unaudited; in thousands)

	Common Stock Shares	Common Stock Par Value	Add. Paid-in Capital	Accum. Other Comp. Income (Loss)	Retained Earnings	Total
Balances, September 29, 2018	24,299	$242	$78,700	$2,833	$1,232,689	$1,314,464
Common stock issued under stock plans, net of shares withheld for employee taxes	223	2	(9,141)	—	—	(9,139)
Repurchases of common stock	(195)	(2)	(25,499)	—	—	(25,501)
Stock-based compensation	—	—	7,791	—	—	7,791
Net income	—	—	—	—	35,550	35,550
Other comprehensive loss, net of tax	—	—	—	(5,682)	—	(5,682)
Balances, December 29, 2018	24,327	$242	$51,851	$(2,849)	$1,268,239	$1,317,483

	Common Stock Shares	Common Stock Par Value	Add. Paid-in Capital	Accum. Other Comp. Income (Loss)	Retained Earnings	Total
Balances, September 28, 2019	23,982	$238	$34,320	$(36,336)	$1,286,514	$1,284,736
Common stock issued under stock plans, net of shares withheld for employee taxes	171	2	(7,430)	—	—	(7,428)
Stock-based compensation	—	—	7,574	—	—	7,574
Net income	—	—	—	—	5,793	5,793
Other comprehensive income, net of tax	—	—	—	15,300	—	15,300
Balances, December 28, 2019	24,153	$240	$34,464	$(21,036)	$1,292,307	$1,305,975

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended
	December 28, 2019	December 29, 2018
Cash flows from operating activities:
Net income	$5,793	$35,550
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,156	13,916
Amortization of intangible assets	12,312	15,067
Deferred income taxes	(1,911)	(1,505)
Amortization of debt issuance cost	826	1,288
Stock-based compensation	7,792	7,876
Non-cash restructuring charges	599	76
Amortization of operating right of use assets	4,104	—
Other non-cash expense	229	1
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	34,320	23,635
Inventories	(867)	(9,501)
Prepaid expenses and other assets	(3,418)	1,199
Other long-term assets	(3,471)	2,332
Accounts payable	789	4,736
Income taxes payable/receivable	(2,447)	(21,842)
Operating lease liabilities	(3,877)	—
Other current liabilities	(7,856)	(20,685)
Other long-term liabilities	3,968	(832)
Net cash provided by operating activities	60,041	51,311

Cash flows from investing activities:
Purchases of property and equipment	(11,496)	(23,137)
Proceeds from dispositions of property and equipment	695	—
Purchases of available-for-sale securities	—	(5,000)
Proceeds from sales and maturities of available-for-sale securities	120	121
Acquisition of businesses, net of cash acquired	—	(18,881)
Investment at cost	—	(3,423)
Net cash used in investing activities	(10,681)	(50,320)

Cash flows from financing activities:
Short-term borrowings	12,144	68,124
Repayments of short-term borrowings	(12,238)	(26,476)
Repayments of long-term borrowings	(1,956)	(1,907)
Issuance of common stock under employee stock option and purchase plans	5,747	5,704
Net settlement of restricted common stock	(13,175)	(14,843)
Repurchase of common stock	—	(25,501)
Net cash provided by (used in) financing activities	(9,478)	5,101
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4,035	(1,799)
Net increase in cash, cash equivalents and restricted cash	43,917	4,293
Cash, cash equivalents and restricted cash, beginning of period	318,661	324,045
Cash, cash equivalents and restricted cash, end of period	$362,578	$328,338

Non-cash investing and financing activities:
Unpaid property and equipment purchases	$7,770	$6,082

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows.

	December 28, 2019	December 29, 2018
Cash and cash equivalents	$349,592	$314,997
Restricted cash, current	728	827
Restricted cash, non-current	12,258	12,514
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$362,578	$328,338

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto filed by Coherent, Inc. on Form 10-K for the fiscal year ended September 28, 2019. In the opinion of management, all adjustments necessary for a fair presentation of financial condition and results of operation as of and for the periods presented have been made and include only normal recurring adjustments. Interim results of operations are not necessarily indicative of results to be expected for the year or any other interim periods. Our fiscal year ends on the Saturday closest to September 30 and our first fiscal quarter includes 13 weeks of operations in each fiscal year presented. Fiscal 2020 includes 53 weeks and fiscal 2019 includes 52 weeks.

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

Change in Accounting Policies - Leasing

Except for the adoption of Accounting Standards Update ("ASU") 2016-02, Leases ("ASC 842") on September 29, 2019 and the resulting changes in our accounting policies and disclosures for lease accounting, there have been no significant changes to our significant accounting policies as of and for the three months ended December 28, 2019, as compared to the significant accounting policies described in our Annual Report on Form 10-K for our fiscal year ended September 28, 2019.

Effective September 29, 2019, we adopted ASC 842, using the optional transition method, by which companies may elect not to recast the comparative periods presented in financial statements in the period of adoption and recognize a cumulative effect adjustment in the period of adoption. See Note 2, "Recent Accounting Standards" to the Notes to Condensed Consolidated Financial Statements regarding the impact of adoption.

We determine if an arrangement is a lease at inception for arrangements with an initial term of more than 12 months, and classify it as either finance or operating.

Finance leases are generally those that allow us to substantially utilize or pay for the entire asset over its estimated useful life. Finance leases are recorded in other assets and finance lease liabilities within other current and other long-term liabilities on our condensed consolidated balance sheets. Finance lease assets are amortized in operating expenses on a straight-line basis over the shorter of the estimated useful lives of the assets or the lease term, with the interest component included in interest expense and recognized using the effective interest method over the lease term.

Operating leases are recorded in other assets and operating lease liabilities within other current and other long-term liabilities on our condensed consolidated balance sheets. For operating leases of buildings, we account for non-lease components, such as common area maintenance, as a component of the lease, and include it in the initial measurement of our operating lease assets and corresponding liabilities. Operating lease assets are amortized on a straight-line basis in operating expenses over the lease term. Our lease liabilities are recognized based on the present value of the remaining fixed lease payments, over the lease term, using a discount rate of similarly secured borrowings available to us. Most of our leases do not provide an implicit rate. We use our incremental borrowing rate for the same jurisdiction and term as the associated lease based on the information available at the lease commencement date to determine the present value of the lease payments. We used the incremental borrowing rate as of September 28, 2019 for operating leases that commenced prior to that date. For the purpose of lease liability measurement, we consider only payments that are fixed and determinable at the time of commencement. Any variable payments that depend on an index or rate are expensed as incurred. Our lease terms may include options to extend when it is reasonably certain that we will exercise that option. Our lease assets also include any lease payments made and exclude any lease incentives received prior to commencement. Our lease assets are tested for impairment in the same manner as long-lived assets used in operations. We generally recognize sublease income on a straight-line basis over the sublease term.

2.    RECENT ACCOUNTING STANDARDS

Adoption of New Accounting Pronouncement

In February 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows companies to reclassify stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Act”), from accumulated other comprehensive income to retained earnings. The guidance also requires certain new disclosures regardless of the election. The amendments in ASU 2018-02 are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. We adopted ASU 2018-02 in the first quarter of fiscal 2020 with no material impact to our condensed consolidated financial statements.

In February 2016, the FASB issued accounting guidance (ASC 842) that modifies lease accounting for lessees to increase transparency and comparability by recording lease assets and liabilities for operating leases and disclosing key information about leasing arrangements. We adopted ASC 842 in the first quarter of fiscal 2020 utilizing the optional transition method by applying the new standard to leases existing at the date of initial application and not restating comparative periods. We determine if an arrangement contains a lease at inception for arrangements with an initial term of more than 12 months, and classify it as either finance or operating. We have elected the package of practical expedients which allows us to not reassess 1) whether any expired or existing contracts are or contain leases; 2) the lease classification for any expired or existing leases; and 3) initial direct costs for any existing leases. In addition, we also elected to use the practical expedient allowed in the standard to not separate lease and non-lease components and apply the short-term lease measurement and recognition exemption to all leases shorter than 12 months when calculating the lease liability under ASC 842. The adoption of the standard resulted in the recognition of operating lease assets of $90.4 million, with corresponding operating lease liabilities of $93.5 million on our condensed consolidated balance sheet, primarily related to real estate leases. The difference between the operating lease right-of-use assets and operating lease liabilities primarily represents our deferred rent as of adoption. As of the date of adoption, we recognized finance lease assets of $1.0 million, with corresponding finance lease liabilities of $0.9 million on our condensed consolidated balance sheet, primarily related to equipment leases.

See Note 11, "Leases" for more information.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. We are currently evaluating the impacts of the provisions of ASU 2019-12 on our financial condition, results of operations, and cash flows.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and a subsequent amendment, ASU 2018-19 (collectively, Topic 326). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. The new standard will become effective for our fiscal year 2021, which begins on October 4, 2020. We are currently evaluating the impact of our pending adoption of Topic 326 on our consolidated financial statements. We currently expect that the standard will not have a material impact on our consolidated statements of operations.

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

The following tables summarize revenue from contracts with customers (in thousands):

Sales by revenue type and segment

	Three Months Ended
	December 28, 2019		December 29, 2018
	OEM Laser Sources	Industrial Lasers & Systems	OEM Laser Sources	Industrial Lasers & Systems
Net sales:
Products(1)	$109,836	$93,903	$152,742	$111,975
Other product and service revenues(2)	91,112	25,920	89,606	28,823
Total net sales	$200,948	$119,823	$242,348	$140,798
(1) Net sales primarily recognized at a point in time.
(2) Includes sales of spare parts, related accessories and other consumable parts as well as revenues from service agreements, of which $14.4 million and $12.6 million for the three months ended December 28, 2019 and December 29, 2018, respectively, were recognized over time.

Sales by market application and segment

	Three Months Ended
	December 28, 2019		December 29, 2018
	OEM Laser Sources	Industrial Lasers & Systems	OEM Laser Sources	Industrial Lasers & Systems
Net sales:
Microelectronics	$114,893	$15,653	$162,203	$16,206
Materials processing	10,395	77,977	8,802	95,841
OEM components and instrumentation	46,230	23,121	39,219	27,134
Scientific and government programs	29,430	3,072	32,124	1,617
Total net sales	$200,948	$119,823	$242,348	$140,798

See Note 19, "Segment and Geographic Information" for revenue disaggregation by reportable segment and geographic region.

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

A rollforward of our customer deposits and deferred revenue is as follows (in thousands):

Beginning balance, September 28, 2019 (1)	$42,550
Additions to customer deposits and deferred revenue	42,633
Amount of customer deposits and deferred revenue recognized in income	(40,360)
Translation adjustments	652
Ending balance, December 28, 2019 (2)	$45,475

(1) Beginning customer deposits and deferred revenue as of September 28, 2019 include $34,538 of current portion and $8,012 of long-term portion.

(2) Ending customer deposits and deferred revenue as of December 28, 2019 include $35,894 of current portion and $9,581 of long-term portion.

Remaining performance obligations represent the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied as of the end of the reporting period. The following table includes estimated revenue expected to be recognized in the future related to performance obligations for sales of maintenance agreements, extended warranties, installation, and contracts with customer acceptance provisions included in customer deposits and deferred revenue as of December 28, 2019 (in thousands):

	Remainder of fiscal 2020	Thereafter	Total
Performance obligations as of December 28, 2019	$34,334	$11,141	$45,475

4.     BUSINESS COMBINATIONS
Fiscal 2019 Acquisitions
Ondax
On October 5, 2018, we acquired privately held Ondax for approximately $12.0 million, excluding transaction costs. Ondax developed and produced photonic components which are used on an OEM basis by the laser industry as well as incorporated into its own stabilized lasers and Raman Spectroscopy systems. Ondax’s operating results have been included in our Industrial Lasers & Systems segment. See Note 19, "Segment and Geographic Information."
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

5.     FAIR VALUES

We have not changed our valuation techniques in measuring the fair value of any financial assets and liabilities during the period. We recognize transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers between levels during the periods presented. As of December 28, 2019 and September 28, 2019, we had one investment carried on a cost basis. See Note 9, "Balance Sheet Details." If we were to fair value this investment, it would be based upon Level 3 inputs. This investment is not considered material to our condensed consolidated financial statements.

We measure the fair value of outstanding debt obligations for disclosure purposes on a recurring basis. As of December 28, 2019, the current and long-term portion of long-term obligations of $6.8 million and $396.2 million, respectively, are reported at amortized cost. As of September 28, 2019, the current and long-term portion of long-term obligations of $4.9 million and $392.2 million, respectively, are reported at amortized cost. These outstanding obligations are classified as Level 2 as they are not actively traded and are valued using a discounted cash flow model that uses observable market inputs. Based on the discounted cash flow model, the fair value of the outstanding debt approximates amortized cost.

Financial assets and liabilities measured at fair value as of December 28, 2019 and September 28, 2019 are summarized below (in thousands):

	Aggregate Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Aggregate Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	December 28, 2019			September 28, 2019
		(Level 1)	(Level 2)		(Level 1)	(Level 2)
Assets:
Cash equivalents:
Money market fund deposits	$9,474	$9,474	$—	$21,422	$21,422	$—
U.S. Treasury and agency obligations (1)	120	—	120	—	—	—
Short-term investments:
U.S. Treasury and agency obligations (1)	—	—	—	120	—	120
Prepaid and other assets:
Foreign currency contracts (2)	689	—	689	370	—	370
Money market fund deposits — Deferred comp and supplemental plan (3)	615	615	—	433	433	—
Mutual funds — Deferred comp and supplemental plan (3)	23,817	23,817	—	22,419	22,419	—
Total	$34,715	$33,906	$809	$44,764	$44,274	$490

Liabilities:
Other current liabilities:
Foreign currency contracts (2)	(802)	—	(802)	(960)	—	(960)
Total	$33,913	$33,906	$7	$43,804	$44,274	$(470)

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

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	December 28, 2019
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$349,592	$—	$—	$349,592

	September 28, 2019
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$305,833	$—	$—	$305,833

Short-term investments:
Available-for-sale securities:
U.S. Treasury and agency obligations	$120	$—	$—	$120
Total short-term investments	$120	$—	$—	$120

There were no unrealized gains or losses at December 28, 2019 or September 28, 2019.

7.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We maintain operations in various countries outside of the United States and have foreign subsidiaries that manufacture and sell our products in various global markets. The majority of our sales are transacted in U.S. dollars. However, we do generate revenues in other currencies, primarily the Euro, Japanese Yen, South Korean Won, Singapore Dollar and Chinese Renminbi (RMB). As a result, our earnings, cash flows and cash balances are exposed to fluctuations in foreign currency exchange rates. We attempt to limit these exposures through financial market instruments. We utilize derivative instruments, primarily forward contracts with maturities of two months or less, to manage our exposure associated with anticipated cash flows and net asset and liability positions denominated in foreign currencies. Gains and losses on the forward contracts are mitigated by gains and losses on the underlying instruments. We do not use derivative financial instruments for speculative or trading purposes. The credit risk amounts represent our gross exposure to potential accounting loss on derivative instruments that are outstanding or unsettled if all counterparties failed to perform according to the terms of the contract, based on then-current currency rates at each respective date.

Non-Designated Derivatives

The total outstanding notional contract and fair value asset (liability) amounts of non-designated hedge contracts, with maximum maturity of two months, are as follows (in thousands):

	U.S. Notional Contract Value		U.S. Fair Value
	December 28, 2019	September 28, 2019	December 28, 2019	September 28, 2019
Foreign currency hedge contracts
Purchase	$45,535	$53,920	$597	$(117)
Sell	$(79,072)	$(86,984)	$(710)	$(473)

The fair value of our derivative instruments is included in prepaid expenses and other assets and in other current liabilities in our Condensed Consolidated Balance Sheets. See Note 5, "Fair Values."

During the three months ended December 28, 2019 and December 29, 2018, we recognized losses of $0.5 million and $3.7 million, respectively, in other income (expense) for derivative instruments not designated as hedging instruments.

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

8.    GOODWILL AND INTANGIBLE ASSETS

During the three months ended December 28, 2019, we noted no indications of impairment or triggering events to cause us to review goodwill for potential impairment. We will conduct our annual goodwill testing during the fourth fiscal quarter.

The changes in the carrying amount of goodwill by segment for the period from September 28, 2019 to December 28, 2019 are as follows (in thousands):

	OEM Laser Sources	Industrial Lasers & Systems	Total
Balance as of September 28, 2019	$96,820	330,281	$427,101
Translation adjustments	1,595	4,947	6,542
Balance as of December 28, 2019	$98,415	$335,228	$433,643

Components of our amortizable intangible assets are as follows (in thousands):

	December 28, 2019			September 28, 2019
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Existing technology	$182,626	$(130,264)	$52,362	$193,704	$(131,429)	$62,275
Customer relationships	40,861	(21,121)	19,740	42,083	(21,512)	20,571
Trade name	—	—	—	5,261	(5,138)	123
Production know-how	2,300	(571)	1,729	2,300	(456)	1,844
Total	$225,787	$(151,956)	$73,831	$243,348	$(158,535)	$84,813

For accounting purposes, when an intangible asset is fully amortized, it is removed from the disclosure schedule.

Amortization expense for intangible assets for the three months ended December 28, 2019 and December 29, 2018 was $12.3 million and $15.1 million, respectively. The change in the accumulated amortization also includes $2.8 million (increase) and $2.4 million (decrease) of foreign exchange impact for the three months ended December 28, 2019 and December 29, 2018, respectively.

At December 28, 2019, estimated amortization expense for the remainder of fiscal 2020, the next five succeeding fiscal years and all fiscal years thereafter are as follows (in thousands):

Estimated Amortization Expense
2020 (remainder)	$35,901
2021	17,852
2022	6,715
2023	4,436
2024	3,092
2025	2,981
Thereafter	2,854
Total	$73,831

9.     BALANCE SHEET DETAILS

Inventories consist of the following (in thousands):

	December 28, 2019	September 28, 2019
Purchased parts and assemblies	$135,405	$134,298
Work-in-process	179,023	174,550
Finished goods	135,143	133,682
Total inventories	$449,571	$442,530

Prepaid expenses and other assets consist of the following (in thousands):

	December 28, 2019	September 28, 2019
Prepaid and refundable income taxes	$48,468	$44,096
Other taxes receivable	10,840	11,208
Prepaid expenses and other assets	27,689	22,689
Total prepaid expenses and other assets	$86,997	$77,993

Other assets consist of the following (in thousands):

	December 28, 2019	September 28, 2019
Assets related to deferred compensation arrangements	$37,616	$35,842
Deferred tax assets	86,359	87,011
Right of use assets, net - operating leases (See Note 11)	89,295	—
Right of use assets, net - finance leases (See Note 11)	895	—
Other assets (1)	19,667	18,111
Total other assets	$233,832	$140,964

(1) In the first quarter of fiscal 2019, we invested 3.0 million Euro ($3.4 million) in 3D-Micromac AG, a private company in Germany. The investment is included in other assets and is being carried on a cost basis and will be adjusted for impairment if we determine that indicators of impairment exist at any point in time.

Other current liabilities consist of the following (in thousands):

	December 28, 2019	September 28, 2019
Accrued payroll and benefits	$52,199	$55,698
Operating lease liability, current (See Note 11)	15,182	—
Finance lease liability, current (See Note 11)	379	—
Deferred revenue	23,352	23,695
Warranty reserve	35,924	36,460
Accrued expenses and other	35,820	41,039
Customer deposits	12,542	10,843
Total other current liabilities	$175,398	$167,735

Components of the reserve for warranty costs during the first three months of fiscal 2020 and 2019 were as follows (in thousands):

	Three Months Ended
	December 28, 2019	December 29, 2018
Beginning balance	$36,460	$40,220
Additions related to current period sales	10,310	17,081
Warranty costs incurred in the current period	(10,972)	(16,376)
Accruals resulting from acquisitions	—	21
Adjustments to accruals related to foreign exchange and other	126	(457)
Ending balance	$35,924	$40,489

Other long-term liabilities consist of the following (in thousands):

	December 28, 2019	September 28, 2019
Long-term taxes payable	$37,040	$37,385
Operating lease liability, long-term (See Note 11)	77,408	—
Finance lease liability, long-term (See Note 11)	452	—
Deferred compensation	41,412	39,715
Defined benefit plan liabilities	46,625	45,862
Deferred tax liabilities	25,497	27,785
Deferred revenue	9,581	8,012
Asset retirement obligations liability	5,290	4,934
Other long-term liabilities	2,202	2,188
Total other long-term liabilities	$245,507	$165,881

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

As of December 28, 2019, the outstanding principal amount of the Euro Term Loan was 363.2 million Euros. As of December 28, 2019, the outstanding amount of the Revolving Credit Facility was $10.0 million plus a 10.0 million Euro letter of credit.

Loans under the Credit Agreement bear interest, at the Borrower’s option, at a rate equal to either (i)(x) in the case of calculations with respect to U.S. Dollars or certain other alternative currencies, the London interbank offered rate (the "LIBOR") or (y) in the case of calculations with respect to the Euro, the euro interbank offered rate ("EURIBOR" and, together with LIBOR), the "Eurocurrency Rate") or (ii) a base rate (the "Base Rate") equal to the highest of (x) the federal funds rate, plus 0.50%, (y) the prime rate then in effect and (z) the Eurocurrency Rate for loans denominated in U.S. dollars applicable to a one-month interest period, plus 1.0%, in each case, plus an applicable margin that is subject to adjustment pursuant to a pricing grid based on consolidated total gross leverage ratio. At December 28, 2019, the applicable margin for Euro Term Loans borrowed as Eurocurrency Rate loans was 2.25% per annum and as Base Rate loans was 1.25% and the applicable margin for revolving loans borrowed as Eurocurrency Rate loans was 4.00% per annum and as Base Rate loans was 3.00% per annum. Interest on Base Rate Loans is payable quarterly in arrears. Interest on Eurocurrency Rate loans is payable at the end of the applicable interest period (or at three month intervals if the interest period exceeds three months).

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

The Credit Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of us and our subsidiaries to, among other things, incur debt, grant liens, make investments, make certain restricted payments, transact with affiliates, and sell assets. The Credit Agreement also requires us and our subsidiaries to maintain a senior secured net leverage ratio as of the last day of each fiscal quarter of less of than or equal to 3.50 to 1.00. We were in compliance with all covenants at December 28, 2019.

We incurred $28.5 million of debt issuance costs related to the Euro Term Loan and $0.5 million of debt issuance costs to the original lenders related to the First Amendment, which are included in short-term borrowings and current portion of long-term obligations and long-term obligations in the condensed consolidated balance sheets and will be amortized to interest expense over the seven year life of the Euro Term Loan using the effective interest method, adjusted to accelerate amortization related to voluntary repayments. We incurred $2.3 million of debt issuance costs in connection with the Revolving Credit Facility which were capitalized and included in prepaid expenses and other assets in the condensed consolidated balance sheets and will be amortized to interest expense using the straight-line method over the contractual term of five years of the Revolving Credit Facility.

Additional sources of cash available to us were international currency lines of credit and bank credit facilities totaling $24.0 million as of December 28, 2019, of which $20.7 million was unused and available. These unsecured international credit facilities were used in Europe and Japan during the first three months of fiscal 2020. As of December 28, 2019, we had utilized $3.3 million of the international credit facilities as guarantees in Europe.

Short-term borrowings and current portion of long-term obligations consist of the following (in thousands):

	December 28, 2019	September 28, 2019
Current portion of Euro Term Loan (1)	$4,687	$2,748
1.3% Term loan due 2024	1,743	1,367
1.0% State of Connecticut term loan due 2023	379	378
Capital lease obligations	—	370
Line of credit borrowings	10,000	10,000
Total short-term borrowings and current portion of long-term obligations	$16,809	$14,863
(1) Net of debt issuance costs of $2.8 million and $4.6 million at December 28, 2019 and September 28, 2019, respectively.

Long-term obligations consist of the following (in thousands):

	December 28, 2019	September 28, 2019
Euro Term Loan due 2024 (1)	$389,992	$385,208
1.3% Term loan due 2024	5,228	5,466
1.0% State of Connecticut term loan due 2023	933	1,028
Capital lease obligations	—	536
Total long-term obligations	$396,153	$392,238
(1) Net of debt issuance costs of $7.7 million and $6.4 million at December 28, 2019 and September 28, 2019, respectively.

Contractual maturities of our debt obligations, excluding line of credit borrowings, as of December 28, 2019 are as follows (in thousands):

Amount
2020 (remainder)	$7,279
2021	9,239
2022	9,239
2023	9,156
2024	378,511
Total	$413,424

11.     LEASES

We determine if an arrangement contains a lease at inception for arrangements with an initial term of more than 12 months, and classify it as either a finance or operating lease. We lease certain real and personal property from unrelated third parties under non-cancellable operating leases that expire at various dates through fiscal 2032. These operating leases are mainly for administrative offices, research-and-development and manufacturing facilities, as well as sales offices in various countries around the world. Certain leases require us to pay property taxes, insurance and routine maintenance, and include escalation clauses. Many leases include one or more options to renew. We assume renewals in our determination of the lease term when the renewals are deemed to be reasonably assured at lease commencement. We have also entered into various finance leases to obtain servers and certain other equipment for our operations. These arrangements are typically for three to six years. Our assets, liabilities and lease costs related to finance leases are immaterial.

As the rates implicit in our leases are not readily determinable, we use incremental borrowing rates based on the information available at the commencement date in determining the present value of future lease payments. We consider both the credit rating and the length of the lease when calculating the incremental borrowing rate. We combine lease and non-lease components into a single lease component for both our operating and finance leases.

For the purpose of lease liability measurement, we consider only payments that are fixed and determinable at the time of commencement. Any variable payments that depend on an index or rate are expensed as incurred.

We generally recognize sublease income on a straight-line basis over the sublease term.

The components of operating lease costs (in thousands), lease term (in years) and discount rate are as follows:

Three Months Ended
December 28, 2019
Operating lease cost	$5,023
Variable lease cost	376
Short-term lease cost	130
Sublease income	(32)
Total lease cost	$5,497

Weighted average remaining lease term	8.3
Weighted average discount rate	4.8%

Supplemental cash flow information related to leases are as follows (in thousands):

Three Months Ended
December 28, 2019
Operating cash outflows from operating leases	$4,887
ROU assets obtained in exchange for new operating lease liabilities	1,996

See Note 9, "Balance Sheet Details" for supplemental balance sheet information related to leases.

As of December 28, 2019, maturities of our operating lease liabilities, which do not include short-term leases and variable lease payments, are as follows (in thousands):

Operating Leases
2020 (remainder)	$14,591
2021	17,514
2022	15,684
2023	12,351
2024	9,956
2025 and thereafter	46,109
Total minimum lease payments	116,205
Amounts representing interest	(23,615)
Present value of total lease liabilities	$92,590

As of September 28, 2019, future minimum lease payments as defined under the previous lease accounting guidance of ASC 840 under noncancellable operating leases were as follows (in thousands):

Operating Leases
2020	$19,578
2021	14,579
2022	10,405
2023	6,817
2024	4,156
2025 and thereafter	10,755
Total minimum lease payments	$66,290

12.  STOCK-BASED COMPENSATION

Fair Value of Stock Compensation

We recognize compensation expense for all share based payment awards based on the fair value of such awards. The expense is recognized on a straight-line basis per tranche over the respective requisite service period of the awards.

Determining Fair Value

The fair values of shares purchased under the Employee Stock Purchase Plan ("ESPP") for the three months ended December 28, 2019 and December 29, 2018, respectively, were estimated using the following weighted-average assumptions:

	Employee Stock Purchase Plan
	Three Months Ended
	December 28, 2019	December 29, 2018
Expected life in years	0.5	0.5
Volatility	47.1%	48.3%
Risk-free interest rate	1.84%	2.35%
Expected dividend yield	—%	—%
Weighted average fair value per share	$43.54	$42.80

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

	Three Months Ended
	December 28, 2019	December 29, 2018
Risk-free interest rate	1.6%	2.9%
Volatility	47.2%	43.7%
Weighted average fair value per share	$190.86	$117.43

We recognize the estimated cost of these awards, as determined under the simulation model, over the related service period of approximately 3 years, with no adjustment in future periods based upon the actual shareholder return over the performance period.

Stock Compensation Expense

The following table shows total stock-based compensation expense and related tax benefits included in the condensed consolidated statements of operations for the three months ended December 28, 2019 and December 29, 2018 (in thousands):

	Three Months Ended
	December 28, 2019	December 29, 2018
Cost of sales	$1,182	$1,237
Research and development	561	650
Selling, general and administrative	6,049	5,989
Income tax benefit	(856)	(1,233)
	$6,936	$6,643

During the three months ended December 28, 2019, $1.0 million of stock-based compensation cost was capitalized as part of inventory for all stock plans, $1.2 million was amortized into cost of sales and $1.2 million remained in inventory at December 28, 2019. During the three months ended December 29, 2018, $1.2 million of stock-based compensation was capitalized as part of inventory for all stock plans, $1.2 million was amortized into cost of sales and $1.4 million remained in inventory at December 29, 2018.

At December 28, 2019, the total compensation cost related to unvested stock-based awards granted to employees under our stock plans but not yet recognized was approximately $55.1 million. We do not estimate forfeitures. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 1.7 years.

Stock Awards Activity

The following table summarizes the activity of our time-based and performance-based restricted stock units for the first three months of fiscal 2020 (in thousands, except per share amounts):

	Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested stock at September 28, 2019	295	$152.47	133	$184.26
Granted	170	155.84	37	190.86
Vested (1)	(128)	153.51	(81)	163.17
Forfeited	(3)	208.78	—	—
Nonvested stock at December 28, 2019	334	$153.21	89	$200.63
(1) Service-based restricted stock units vested during the fiscal year. Performance-based restricted stock units included at 100% of target goal; under the terms of the awards, the recipient may earn between 0% and 200% of the award.

13.      COMMITMENTS AND CONTINGENCIES

Indemnifications

In the normal course of business, we enter into agreements that contain a variety of representations and warranties and provide for general indemnification. Exposure under these agreements is unknown because claims may be made against us in the future and we may record charges in the future as a result of these indemnification obligations. As of December 28, 2019, we did not have any material indemnification claims that were probable or reasonably possible.

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

14.      STOCK REPURCHASES

On October 28, 2018, our board of directors authorized a stock repurchase program authorizing the Company to repurchase up to $250.0 million of our common stock through December 31, 2019, with a limit of no more than $75.0 million per quarter. During fiscal 2019, we repurchased and retired 603,828 shares of outstanding common stock under this program at an average price of $128.20 per share for a total of $77.4 million. We made no repurchases under the program during the first three months of fiscal 2020 and the program expired on December 31, 2019.

On February 5, 2020, our board of directors authorized a stock repurchase program authorizing the Company to repurchase up to $100.0 million of our common stock through January 31, 2021.

15.  EARNINGS PER SHARE

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

The following table presents information necessary to calculate basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended
	December 28, 2019	December 29, 2018
Weighted average shares outstanding—basic	23,971	24,268
Dilutive effect of employee stock awards	189	204
Weighted average shares outstanding—diluted	24,160	24,472

Net income	$5,793	$35,550

A total of 9,876 and 100,520 potentially dilutive securities have been excluded from the diluted share calculation for the three months ended December 28, 2019 and December 29, 2018, respectively, as their effect was anti-dilutive.

16.  OTHER INCOME (EXPENSE)

Other income (expense) is as follows (in thousands):

	Three Months Ended
	December 28, 2019	December 29, 2018
Foreign exchange loss	$(1,034)	$(2,177)
Gain (loss) on deferred compensation investments, net	2,232	(2,125)
Other	(405)	(176)
Other—net	$793	$(4,478)

17.  INCOME TAXES

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

Our effective tax rate on income before income taxes for the three months ended December 28, 2019 was 23.3%. Our effective tax rate for the three months ended December 28, 2019 was higher than the U.S. federal tax rate of 21.0% primarily due to the impact of income subject to foreign tax rates that are higher than the U.S. tax rates, an accrual for foreign withholding taxes on certain current year foreign earnings not considered permanently reinvested, stock-based compensation not deductible for tax purposes and limitations on the deductibility of compensation under Internal Revenue Code Section 162(m). These amounts are partially offset by the net excess tax benefits from restricted stock unit vesting, the benefit of federal research and development tax credits, the benefit of certain tax audit settlements and our Singapore tax exemption.

Our effective tax rate on income before income taxes for the three months ended December 29, 2018 was 18.6%. Our effective tax rate for the three months ended December 29, 2018 was lower than the U.S. federal tax rate of 21.0% primarily due to the excess tax benefits from restricted stock unit vesting, the benefit of federal research and development tax credits and our Singapore tax exemption. This amount is partially offset by the impact of income subject to foreign tax rates that are higher than the U.S. tax rates, stock-based compensation not deductible for tax purposes and limitations on the deductibility of compensation under Internal Revenue Code Section 162(m).

18.  DEFINED BENEFIT PLANS

For the three months ended December 28, 2019 and December 29, 2018, net periodic cost (benefit) under our defined benefit plans was a cost of $0.8 million and $0.6 million, respectively. The service cost component of net periodic costs is included in selling, general and administrative ("SG&A") expenses, and the interest costs, net actuarial (gain) loss and other components are included in Other—net in the condensed consolidated statements of operations.

19.  SEGMENT AND GEOGRAPHIC INFORMATION

At December 28, 2019, we were organized into two reporting segments, OEM Laser Sources ("OLS") and Industrial Lasers & Systems ("ILS"), based upon our organizational structure and how the CODM receives and utilizes information provided to allocate resources and make decisions. This segmentation reflects the go-to-market strategies and synergies for our broad portfolio of laser technologies and products. While both segments deliver cost-effective, highly reliable photonics solutions, the OLS business segment is focused on high performance laser sources and complex optical sub-systems, typically used in microelectronics manufacturing, medical diagnostics and therapeutic applications, as well as in scientific research. Our ILS business segment delivers high performance laser sources, sub-systems and tools primarily used for industrial laser materials processing, serving important end markets like automotive, machine tool, consumer goods and medical device manufacturing. Ondax’s operating results have been included in our ILS segment.

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

The following table provides net sales and income from operations for our operating segments and a reconciliation of our total income from operations to income before income taxes (in thousands):

	Three Months Ended
	December 28, 2019	December 29, 2018
Net sales:
OEM Laser Sources	$200,948	$242,348
Industrial Lasers & Systems	119,823	140,798
Total net sales	$320,771	$383,146

Income (loss) from operations:
OEM Laser Sources	$47,708	$78,858
Industrial Lasers & Systems	(20,300)	(13,704)
Corporate and other	(16,818)	(12,343)
Total income from operations	10,590	52,811
Total other expense, net	(3,034)	(9,151)
Income before income taxes	$7,556	$43,660

Geographic Information
Our foreign operations consist primarily of manufacturing facilities and sales offices in Europe and Asia-Pacific. Sales, marketing and customer service activities are conducted through sales subsidiaries throughout the world. Geographic sales information for the three months ended December 28, 2019 and December 29, 2018 is based on the location of the end customer.
Sales to unaffiliated customers are as follows (in thousands):

	Three Months ended
SALES	December 28, 2019	December 29, 2018
United States	$77,885	$84,030
Foreign countries:
South Korea	60,056	106,526
China	58,588	47,544
Japan	22,351	29,837
Asia-Pacific, other	22,162	27,228
Germany	30,445	37,885
Europe, other	34,513	36,289
Rest of World	14,771	13,807
Total foreign countries sales	242,886	299,116
Total sales	$320,771	$383,146

Major Customers

We had one customer during the three months ended December 28, 2019 and December 29, 2018 that accounted for 17.6% and 18.5% of net sales, respectively. This customer purchased primarily from our OLS segment.

We had one customer that accounted for 25.2% and 28.6% of accounts receivable at December 28, 2019 and September 28, 2019, respectively. This customer purchased primarily from our OLS segment.

20.  RESTRUCTURING CHARGES

In the first quarter of fiscal 2017, we began the implementation of planned restructuring activities in connection with the acquisition of Rofin. The activities under this plan primarily related to the exiting of our legacy high power fiber laser product line, change of control payments to Rofin officers, the exiting of two product lines acquired in the acquisition of Rofin, realignment of our supply chain due to segment reorganization and consolidation of sales and distribution offices as well as certain manufacturing sites. These activities resulted in charges primarily for employee termination, other exit related costs associated with the write-off of property and equipment and inventory and early lease termination costs.

In June 2019, we announced our plans to co-locate the manufacturing and engineering of our HPFL products at our Hamburg, Germany, facility to our Tampere, Finland, location and exit a portion of our HPFL business, expected to be completed during fiscal 2020. In conjunction with this announcement, we recorded charges in the third and fourth quarters of fiscal 2019 totaling $19.7 million primarily related to write-offs of excess inventory, which is recorded in cost of sales, and estimated severance. We recorded charges in the first quarter of fiscal 2020 of $0.7 million primarily related to accelerated depreciation and project management consulting.

We have also announced our intent to vacate our leased facility in Santa Clara at the end of the current lease term in calendar 2020 and combine operations at our Santa Clara headquarters. We did not incur material expenses in fiscal 2019 related to this project. We incurred costs in the first quarter of fiscal 2020 of $0.2 million related to this project.

The following table presents our current liability as accrued on our balance sheets for restructuring charges. The table sets forth an analysis of the components of the restructuring charges and payments and other deductions made against the accrual for the first three months of fiscal 2020 and 2019 (in thousands):

	Severance Related	Asset Write-Offs	Other	Total
Balances, September 28, 2019	$8,279	$—	$215	$8,494
Provision	54	599	280	933
Payments and other	(658)	(599)	(275)	(1,532)
Balances, December 28, 2019	$7,675	$—	$220	$7,895

	Severance Related	Asset Write-Offs	Other	Total
Balances, September 29, 2018	$836	$—	$286	$1,122
Provision	212	76	188	476
Payments and other	(447)	(76)	(244)	(767)
Balances, December 29, 2018	$601	$—	$230	$831

At December 28, 2019, $7.9 million of accrued severance related and other costs were included in other current liabilities. The asset write-offs for accelerated depreciation and other costs in the first quarter of fiscal 2020 primarily related to the exit of a portion of our HPFL business in Hamburg, Germany, and costs to vacate our leased facility in Santa Clara and combine operations at our Santa Clara headquarters. The severance related, asset write-offs of equipment and other costs in the first three months of fiscal 2019 are related to the consolidation of certain manufacturing sites.

By segment, $0.7 million of restructuring costs were incurred in the ILS segment and $0.2 million were incurred in the OLS segment in the three months ended December 28, 2019. $0.5 million of restructuring costs were incurred in the ILS segment and $0.0 million were incurred in the OLS segment in the three months ended December 29, 2018. Restructuring charges are recorded in cost of sales, research and development and selling, general and administrative expenses in our condensed consolidated statements of operations.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We have identified the following as the items that require the most significant judgment and often involve complex estimation: revenue recognition, business combinations, accounting for long-lived assets (including goodwill and intangible assets), inventory valuation, warranty reserves and accounting for income taxes. See Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for our fiscal year ended September 28, 2019.

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

	Three Months Ended
	December 28, 2019	December 29, 2018	Change	% Change
	(Dollars in thousands)
Net sales—OEM Laser Sources	$200,948	$242,348	$(41,400)	(17.1)%
Net sales—Industrial Lasers & Systems	$119,823	$140,798	$(20,975)	(14.9)%
Gross profit as a percentage of net sales—OEM Laser Sources	46.8%	50.7%	(3.9)%
Gross profit as a percentage of net sales—Industrial Lasers & Systems	13.5%	19.6%	(6.1)%
Research and development as a percentage of net sales	8.9%	7.6%	1.3%
Income before income taxes	$7,556	$43,660	$(36,104)	(82.7)%
Net cash provided by operating activities	$60,041	$51,311	$8,730	17.0%
Days sales outstanding in receivables	66	78	(12)
Annualized first quarter inventory turns	1.9	1.9	—
Net income as a percentage of net sales	1.8%	9.3%	(7.5)%
Adjusted EBITDA as a percentage of net sales	14.3%	23.1%	(8.8)%

Net Sales

Net sales include sales of lasers, laser systems, related accessories and services. Net sales for the first quarter of fiscal 2020 decreased 17.1% in our OLS segment and decreased 14.9% in our ILS segment from the same quarter one year ago. For a description of the reasons for changes in net sales refer to the "Results of Operations" section of this quarterly report.

Gross Profit as a Percentage of Net Sales

Gross profit as a percentage of net sales ("gross profit percentage") is calculated as gross profit for the period divided by net sales for the period. Gross profit percentage in the first quarter of fiscal 2020 decreased to 46.8% from 50.7% in our OLS segment and decreased to 13.5% from 19.6% in our ILS segment as compared to the same quarter one year ago. For a description of the reasons for changes in gross profit refer to the "Results of Operations" section of this quarterly report.

Research and Development as a Percentage of Net Sales

Research and development as a percentage of net sales ("R&D percentage") is calculated as research and development expense for the period divided by net sales for the period. Management considers R&D percentage to be an important indicator in managing our business as investing in new technologies is a key to future growth. R&D percentage increased to 8.9% for the first quarter of fiscal 2020 from 7.6% for the same quarter one year ago. For a description of the reasons for changes in R&D spending refer to the "Results of Operations" section of this quarterly report.

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

Days Sales Outstanding in Receivables

We calculate days sales outstanding ("DSO") in receivables as net receivables at the end of the period divided by net sales during the period and then multiplied by the number of days in the period, using 90 days for quarters. DSO in receivables indicates how well we are managing our collection of receivables, with lower DSO in receivables resulting in higher working capital availability. The more money we have tied up in receivables, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business. Our DSO in receivables for the first quarter of fiscal 2020 decreased to 66 days from 78 days compared to the same quarter one year ago. The decrease was primarily due to improved collections of receivables for ELA tools used in the Asian flat panel display market as well as the impact of lower sales volumes. These ELA tools are generally our highest priced products, so any changes in collection timing will have a more significant impact on overall DSO than our other products.

Annualized First Quarter Inventory Turns

We calculate annualized first quarter inventory turns as the cost of sales during the first quarter annualized and divided by net inventories at the end of the first quarter. This indicates how well we are managing our inventory levels, with higher inventory turns resulting in more working capital availability and a higher return on our investments in inventory. Our annualized inventory turns for the first quarter of fiscal 2020 was flat at 1.9 turns compared to the same quarter a year ago.

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
Below is the reconciliation of our net income as a percentage of net sales to our adjusted EBITDA as a percentage of net sales:

	Three Months Ended
	December 28, 2019	December 29, 2018
Net income as a percentage of net sales	1.8%	9.3%
Income tax expense	0.6%	2.1%
Interest and other income (expense), net	1.7%	1.8%
Depreciation and amortization	7.9%	7.6%
Restructuring charges	0.3%	0.1%
Purchase accounting step-up	—%	0.1%
Impairment (asset recoveries) and other charges	(0.4)%	—%
Stock-based compensation	2.4%	2.1%
Adjusted EBITDA as a percentage of net sales	14.3%	23.1%

SIGNIFICANT EVENTS

Restructuring

In June 2019, we internally announced our plans to co-locate the manufacturing and engineering of our High Power Fiber Lasers ("HPFL") products at our Hamburg, Germany, facility to our Tampere, Finland, location and exit a portion of our HPFL business, expected to be completed during fiscal 2020. In conjunction with this announcement, we recorded restructuring charges in fiscal 2019 of $19.7 million. The charges primarily relate to write-offs of excess inventory, which is recorded in cost of sales, and estimated severance. We recorded charges in the first quarter of fiscal 2020 of $0.7 million primarily related to accelerated depreciation and project management consulting. See Note 20, "Restructuring Charges" in the Notes to Condensed Consolidated Financial Statements.

We have also announced our intent to vacate our leased facility in Santa Clara at the end of the current lease term in calendar 2020 and combine operations at our Santa Clara headquarters. We did not incur material expenses in fiscal 2019 related to this project. We incurred costs in the first quarter of fiscal 2020 of $0.2 million related to this project.

RESULTS OF OPERATIONS

CONSOLIDATED SUMMARY

The following table sets forth, for the periods indicated, the percentage of total net sales represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended
	December 28, 2019	December 29, 2018
Net sales	100.0%	100.0%
Cost of sales	65.9%	61.0%
Gross profit	34.1%	39.0%
Operating expenses:
Research and development	8.9%	7.6%
Selling, general and administrative	21.4%	16.8%
Amortization of intangible assets	0.5%	0.8%
Total operating expenses	30.8%	25.2%
Income from operations	3.3%	13.8%
Other expense, net	(0.9)%	(2.4)%
Income before income taxes	2.4%	11.4%
Provision for income taxes	0.6%	2.1%
Net income	1.8%	9.3%

Net income for the first quarter of fiscal 2020 was $5.8 million ($0.24 per diluted share). This included $8.9 million of after-tax amortization of intangible assets, $6.9 million of after-tax stock-based compensation expense, $0.7 million of after-tax restructuring costs, $1.1 million of benefit from amounts received from a legal settlement related to a resolved asset recovery matter and $0.7 million of excess tax benefits for employee stock-based compensation. Net income for the first quarter of fiscal 2019 was $35.6 million ($1.45 per diluted share). This included $10.8 million of after-tax amortization of intangible assets, $6.6 million of after-tax stock-based compensation expense, $0.4 million of after-tax restructuring costs, $0.4 million of after-tax amortization of purchase accounting inventory step up and $2.6 million of excess tax benefits for employee stock-based compensation.

NET SALES

Market Application

The following tables set forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by market application (dollars in thousands):

	Three Months Ended
	December 28, 2019		December 29, 2018
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Microelectronics	$130,546	40.7%	$178,409	46.6%
Materials processing	88,372	27.6%	104,643	27.3%
OEM components and instrumentation	69,351	21.6%	66,353	17.3%
Scientific and government programs	32,502	10.1%	33,741	8.8%
Total	$320,771	100.0%	$383,146	100.0%

Net sales for the first quarter of fiscal 2020 decreased by $62.4 million, or 16%, compared to the first quarter of fiscal 2019, with significant decreases in the microelectronics and materials processing markets and a smaller decrease in the scientific and government programs market, partially offset by an increase in the OEM components and instrumentation market. Throughout fiscal 2019, we continued to experience weaker demand in the microelectronics and materials processing markets. In the first quarter of fiscal 2020, we saw indications that could lead to increased future demand in the microelectronics flat panel display market, but this is balanced by possible continuing challenges in the global materials processing industry as well as the potential impact from the coronavirus-related quarantine in China.

The decrease in the microelectronics market of $47.9 million, or 27%, was primarily due to weaker demand resulting in lower shipments related to ELA tools used in the flat panel display market and also decreased due to a non-recurring fee of $7.0 million that was recognized in the first quarter of fiscal 2019 related to the cancellation of orders from one customer for our ELA tools, partially offset by higher revenues from consumable service parts. In addition, lower shipments for advanced packaging applications were partially offset by higher shipments for semiconductor applications. In microelectronics, orders in the first quarter of fiscal 2020 increased significantly for ELA tools as compared to the first quarter of fiscal 2019. With recent public reports of new fab construction planned between now and 2023, we believe this may indicate the beginning of "phase 2" in the next buildout of OLED manufacturing capacity, however the ultimate timing remains uncertain. Some of these new fabs are expected to produce flexible OLED displays which, in addition to driving increased demand for ELA tools, are also expected to drive incremental investment in laser lift-off systems. In semiconductor applications within the microelectronics market, we expect to see higher semiconductor capital equipment spending throughout fiscal 2020 and we expect our OEM integrators to respond by increasing their build plans for a variety of inspection and metrology tools. In addition, in the first quarter of fiscal 2020, service orders benefitted from sustained, high utilization rates and the timing of annual service contracts. In advanced packaging applications, we expect improved demand for service and marking subsystems for semiconductor chips as well as increased demand for 5G mobile wireless network technology throughout fiscal 2020.

Sales in the materials processing market decreased $16.3 million, or 16%, primarily due to decreased sales in marking, cutting and welding applications, primarily in China, other Asia-Pacific countries and Europe, and to a lesser extent in the United States. In fiscal 2019, our sales into the Chinese market were negatively impacted by increasing participation of Chinese laser manufacturers, stronger price competition for fiber laser products in certain end markets, tariffs on U.S. goods and the broader macro trade discussions. As a result of the fiber laser pricing pressures in China, we are now primarily focusing our production and selling efforts on markets and applications for our adjustable radial mode ("ARM") based fiber laser products. In the first quarter of fiscal 2020, we saw a stabilization in the materials processing market, with Purchasing Managers Indexes (PMIs) signaling modest expansion in North America and a move into positive territory in China, while still weak in Europe partially due to a depressed global market for autos. In the first quarter of fiscal 2020, orders for high-power CO2 lasers used in cutting outperformed the broader cutting market and the medical device demand remained stable. Although automotive demand increased in the first quarter of fiscal 2020 compared to the fourth quarter of fiscal 2019, overall market conditions remain challenging due to weak auto demand and changes in portfolio mix from internal combustion engines to electric vehicles. We are seeing increased competition in the Chinese market for components and lasers, with Chinese manufacturers sourcing more pump diodes domestically at the 3-6 kilowatt power level. As output powers increase, we expect Chinese manufacturers to increase sourcing internationally.

The increase in the OEM components and instrumentation market of $3.0 million, or 5%, was due primarily to higher shipments for bio-instrumentation applications partially offset by lower shipments for military applications. Within OEM components and instrumentation applications, we experienced greater clinical adoption in bio-instrumentation, with the ability of our OBIS™ platform and UV-activated reagents to study small particles that are critical to cell functionality; we expect multi-year growth for this product platform. In the first quarter of fiscal 2020, we saw growth in aesthetic applications and in cataract therapy in our medical OEM business. We expect to continue to see strong growth in directed-energy programs, with additional opportunities in target designation and countermeasures.

Sales in the scientific and government programs market decreased $1.2 million, or 4%, due to lower demand for advanced research applications used by university and government research groups in Asia partially offset by higher demand in Europe. We expect demand in the scientific and government programs market to continue to fluctuate from quarter to quarter.

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

The following tables set forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by segment (dollars in thousands):

	Three Months Ended
	December 28, 2019		December 29, 2018
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
OEM Laser Sources (OLS)	$200,948	62.6%	$242,348	63.3%
Industrial Lasers & Systems (ILS)	119,823	37.4%	140,798	36.7%
Total	$320,771	100.0%	$383,146	100.0%

Quarterly

Net sales for the first quarter of fiscal 2020 decreased by $62.4 million, or 16%, compared to the first quarter of fiscal 2019, with decreases of $41.4 million, or 17%, in our OLS segment and $21.0 million, or 15%, in our ILS segment.

The decrease in our OLS segment sales was primarily due to weaker demand resulting in lower shipments of ELA tools used in the flat panel display market and also decreased due to a non-recurring fee of $7.0 million that was recognized in the first quarter of fiscal 2019 related to the cancellation of orders from one customer for our ELA tools partially offset by higher revenues from consumable service parts. The decrease in our ILS segment sales was primarily due to lower sales for materials processing and lower sales for military and medical applications within the OEM components and instrumentation market.

GROSS PROFIT

Consolidated

Our gross profit percentage decreased by 4.9% to 34.1% in the first quarter of fiscal 2020 from 39.0% in the first quarter of fiscal 2019.

The 4.9% decrease in gross profit percentage during the first quarter of fiscal 2020 was primarily due to unfavorable product margins (5.1%), higher other costs (0.6%) and higher intangibles amortization (0.3%) as a percentage of sales partially offset by lower warranty and installation costs (1.1%) as a percentage of sales. The unfavorable product margins were in both segments and were primarily due to unfavorable product margins in OLS as a result of lower shipments of higher margin flat panel display systems, including the unfavorable impact (1.1%) of a $7.0 million non-recurring fee recognized in the first quarter of fiscal 2019 related to the cancellation of orders from one customer for our ELA tools, and unfavorable absorption of manufacturing costs in ILS on lower volumes over multiple products. Product costs were also impacted by the unfavorable mix in shipments for several applications in our ILS segment. Other costs were higher primarily due to higher inventory provisions for excess and obsolete inventory in certain ILS business units as a percentage of sales including the impact of lower sales volumes. The lower warranty and installation costs were primarily in our ILS segment and included lower warranty events with the largest impact from fiber lasers, primarily sold into China, partially offset by the impact of lower sales volumes.

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

OEM Laser Sources

The gross profit percentage in our OLS segment decreased by 3.9% to 46.8% in the first quarter of fiscal 2020 from 50.7% in the first quarter of fiscal 2019.

The 3.9% decrease in gross profit percentage during the first quarter of fiscal 2020 was primarily due to unfavorable product margins (4.2%) as a result of lower shipments of higher margin flat panel display systems including the 1.5% unfavorable impact of a $7.0 million non-recurring fee recognized in the first quarter of fiscal 2019 related to the cancellation of orders from one customer for our ELA tools. The unfavorable product margins were partially offset by the 0.2% favorable impact of lower warranty costs due to fewer warranty events in the microelectronics market, net of the unfavorable impact of lower sales, as well as lower other costs (0.1%) due to lower inventory provisions for excess and obsolete inventory in certain business units.

Industrial Lasers & Systems

The gross profit percentage in our ILS segment decreased by 6.1% to 13.5% in the first quarter of fiscal 2020 from 19.6% in the first quarter of fiscal 2019.

The 6.1% decrease in gross profit percentage during the first quarter of fiscal 2020 was primarily due to unfavorable product costs (6.4%) including unfavorable absorption of manufacturing costs on lower volumes over multiple products and higher other costs (1.7%) including higher inventory provisions for excess and obsolete inventory as a percentage of sales. In addition, gross profit percentage was unfavorably impacted (0.7%) by higher amortization of intangibles as a percentage of sales due to the impact of lower sales. The decreases were partially offset by 2.7% lower warranty and installation costs as a percentage of sales due to fewer warranty events, particularly for our HPFL products sold in China, as well as fewer warranty events for global tools products.

OPERATING EXPENSES:

	Three Months Ended
	December 28, 2019		December 29, 2018
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$28,680	8.9%	$28,942	7.6%
Selling, general and administrative	68,551	21.4%	64,557	16.8%
Amortization of intangible assets	1,432	0.5%	3,040	0.8%
Total operating expenses	$98,663	30.8%	$96,539	25.2%

Research and development

Research and development ("R&D") expenses decreased $0.3 million, or 1%, during the first quarter of fiscal 2020 compared to the same quarter one year ago. The decrease was primarily due to $0.9 million lower spending on materials, including higher customer reimbursements, and the favorable impact of foreign exchange rates (primarily the weaker Euro). Headcount spending increased $0.1 million and included higher variable compensation and lower savings from company holiday shutdowns (one holiday shutdown period in the first quarter of fiscal 2020 versus two in the first quarter of fiscal 2019) offset by the impact of headcount reductions and the favorable impact of foreign exchange rates. Offsetting the decreases, R&D expenses increased $0.5 million as a result of higher charges for increases in deferred compensation plan liabilities.

On a segment basis as compared to the prior year period, OLS R&D spending increased $1.1 million primarily due to higher net spending on materials and headcount partially offset by the favorable impact of foreign exchange rates. ILS R&D spending decreased $0.9 million primarily due to lower net spending on materials, higher customer reimbursements and the favorable impact of foreign exchange rates. Corporate and other R&D spending decreased $0.5 million primarily due to lower headcount spending in our Advanced Research Business unit partially offset by higher charges for increases in deferred compensation plan liabilities.

Selling, general and administrative

Selling, general and administrative ("SG&A") expenses increased $4.0 million, or 6%, during the first quarter of fiscal 2020 compared to the same quarter one year ago. The increase was primarily due to $3.5 million higher charges for increases in deferred compensation plan liabilities and $2.5 million higher spending on headcount. The higher spending on headcount was primarily due to higher variable compensation and lower savings from company holiday shutdowns partially offset by the favorable impact of foreign exchange rates and the impact of lower headcount. SG&A expenses also increased due to $0.1 million higher stock-based compensation expense. Offsetting the increases, SG&A expenses decreased $1.4 million due to an amount received from a legal settlement on a resolved asset recovery matter and $0.7 million in lower variable spending including the favorable impact of foreign exchange rates and lower net spending on infrastructure.

On a segment basis as compared to the prior year period, OLS SG&A expenses increased $2.1 million primarily due to higher headcount spending, including higher variable compensation, partially offset by the favorable impact of foreign exchange rates. ILS SG&A spending decreased $3.1 million primarily due to the legal settlement on the resolved asset recovery matter and lower variable spending (including the favorable impact of foreign exchange rates). Corporate and other SG&A spending increased $4.9 million primarily due to higher charges for the deferred compensation plan and higher spending on headcount, including higher variable compensation.

Amortization of intangible assets

Amortization of intangible assets decreased $1.6 million in the three months ended December 28, 2019 compared to the same period last year. The decrease was primarily due to the completion of the amortization of certain intangibles from acquisitions and the favorable impact of foreign exchange rates.

OTHER INCOME (EXPENSE) — NET

Other income (expense), net, changed by $6.1 million to an expense of $3.0 million in the first quarter of fiscal 2020 from an expense of $9.2 million in the first quarter of fiscal 2019. The decrease in net other expense was primarily due to $4.4 million higher gains (lower losses), net of expenses, on our deferred compensation plan assets, $1.1 million lower foreign exchange losses and $0.8 million lower interest expense. Interest expense decreased primarily due to lower amortization of bond issue costs related to our Euro senior secured term loan facility (the "Euro Term Loan"), lower interest on the Euro Term Loan and lower interest expense on line of credit borrowings.

INCOME TAXES

Our effective tax rate on income before income taxes for the three months ended December 28, 2019 was 23.3%. Our effective tax rate for the three months ended December 28, 2019 was higher than the U.S. federal tax rate of 21.0% primarily due to the impact of income subject to foreign tax rates that are higher than the U.S. tax rates, an accrual for foreign withholding taxes on certain current year foreign earnings not considered permanently reinvested, stock-based compensation not deductible for tax purposes and limitations on the deductibility of compensation under Internal Revenue Code (“IRC”) Section 162(m). These amounts were partially offset by the net excess tax benefits from restricted stock unit vesting, the benefit of federal research and development tax credits, the benefit of certain tax audit settlements and our Singapore tax exemption.

Our effective tax rate on income before income taxes for the three months ended December 29, 2018 was 18.6%. Our effective tax rate for the three months ended December 29, 2018 was lower than the U.S. federal tax rate of 21.0% primarily due to the excess tax benefits from restricted stock unit vesting, the benefit of federal research and development tax credits and our Singapore tax exemption. This amount is partially offset by the impact of income subject to foreign tax rates that are higher than the U.S. tax rates, stock-based compensation not deductible for tax purposes and limitations on the deductibility of compensation under IRC Section 162(m).

LIQUIDITY AND CAPITAL RESOURCES

At December 28, 2019, we had assets classified as cash and cash equivalents and short-term investments, in an aggregate amount of $349.6 million, compared to $306.0 million at September 28, 2019. In addition, at December 28, 2019, we had $13.0 million of restricted cash. At December 28, 2019, approximately $273.8 million of our cash and securities was held in certain of our foreign subsidiaries and branches, $256.6 million of which was denominated in currencies other than the U.S. dollar. Cash held by foreign subsidiaries includes cash in certain entities where we intend to permanently reinvest our accumulated earnings and our current plans do not demonstrate a need for these funds to support our domestic operations. If, however, a portion of these funds are needed for and distributed to our operations in the United States, we may be subject to additional foreign withholding taxes and certain state taxes. The amount of the U.S. and foreign taxes due would depend on the amount and manner of repatriation, as well as the location from where the funds are repatriated. We historically asserted our intention to indefinitely reinvest foreign earnings. In December 2017, we reevaluated our assertion as a result of the enactment of the Tax Act and no longer consider certain foreign earnings to be indefinitely reinvested in our foreign subsidiaries. We actively monitor the third-party depository institutions that hold these assets, primarily focusing on the safety of principal and secondarily maximizing yield on these assets. We diversify our cash and cash equivalents and investments among various financial institutions, money market funds, sovereign debt and other securities in order to reduce our exposure should any one of these financial institutions or financial instruments fail or encounter difficulties. To date, we have not experienced any material loss or lack of access to our invested cash, cash equivalents or short-term investments. However, we can provide no assurances that access to our invested cash, cash equivalents or short-term investments will not be impacted by adverse conditions in the financial markets.

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

	Three Months Ended
	December 28, 2019	December 29, 2018
	(in thousands)
Net cash provided by operating activities	$60,041	$51,311
Acquisition of businesses, net of cash acquired	—	(18,881)
Investment in 3D-Micromac AG	—	(3,423)
Issuance of shares under employee stock plans	5,747	5,704
Net settlement of restricted common stock	(13,175)	(14,843)
Repurchases of common stock	—	(25,501)
Borrowings (repayments), net	(2,050)	39,741
Purchases of property and equipment	(11,496)	(23,137)

Net cash provided by operating activities increased by $8.7 million for the first three months of fiscal 2020 compared to the same period one year ago. The increase in cash provided by operating activities was primarily due to higher cash flows from income taxes payable, accounts receivable, inventories, deferred revenue and accrued payroll and was partially offset by lower net income and lower cash flows from accounts payable. We believe that our existing cash, cash equivalents and short term investments combined with cash to be provided by operating activities and amounts available under our Revolving Credit Facility will be adequate to cover our working capital needs and planned capital expenditures for at least the next 12 months to the extent such items are known or are reasonably determinable based on current business and market conditions. However, we may elect to finance certain of our capital expenditure requirements through other sources of capital. We continue to follow our strategy to further strengthen our financial position by using available cash flow to fund operations.

We intend to continue to consider acquisition opportunities at valuations we believe are reasonable based upon market conditions. However, we cannot accurately predict the timing, size and success of our acquisition efforts or our associated potential capital commitments. Furthermore, we cannot assure you that we will be able to acquire businesses on terms acceptable to us. We expect to fund future acquisitions, if any, through existing cash balances and cash flows from operations (as in our acquisitions of Ondax and certain Quantum assets) and additional borrowings (as in our acquisition of Rofin). If required, we will consider the issuance of securities. The extent to which we will be willing or able to use our common stock to make acquisitions will depend on its market value at the time and the willingness of potential sellers to accept it as full or partial payment.

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

In the first three months of fiscal 2020, we made debt principal payments of $1.9 million, recorded interest expense on the Euro Term Loan of $2.9 million and recorded $0.8 million amortization of debt issuance costs. In the first three months of fiscal 2020, we recorded interest expense related to our Revolving Credit Facility of $0.2 million.

On October 5, 2018, we acquired privately held Ondax for approximately $12.0 million, excluding transaction costs. On October 5, 2018, we acquired certain assets of Quantum Coating, Inc. for approximately $7.0 million, excluding transaction costs.

On October 28, 2018, our board of directors authorized a stock repurchase program authorizing the Company to repurchase up to $250.0 million of our common stock through December 31, 2019, with a limit of no more than $75.0 million per quarter. During fiscal 2019, we repurchased and retired 603,828 shares of outstanding common stock under this program at an average price of $128.20 per share for a total of $77.4 million. We made no repurchases under the program during the first three months of fiscal 2020 and the program expired on December 31, 2019. On February 5, 2020, our board of directors authorized a stock repurchase program authorizing the Company to repurchase up to $100.0 million of our common stock through January 31, 2021. See Note 14, "Stock Repurchases" in the Notes to Condensed Consolidated Financial Statements.

Additional sources of cash available to us, in addition to the amounts available under the Revolving Credit Facility, were international currency lines of credit and bank credit facilities totaling $24.0 million as of December 28, 2019, of which $20.7 million was unused and available. These unsecured international credit facilities were used in Europe and Japan during the first three months of fiscal 2020. As of December 28, 2019, we had utilized $3.3 million of the international credit facilities as guarantees in Europe.

Our ratio of current assets to current liabilities decreased to 4.4:1 at December 28, 2019 compared to 4.6:1 September 28, 2019. The decrease in our ratio was primarily due to lease liabilities recorded as a result of the adoption of ASC 842, lower accounts receivable and higher accounts payable partially offset by increases in our ratio due to higher cash and cash-equivalents and lower other current liabilities. Our cash and cash equivalents, short-term investments and working capital are as follows:

	December 28, 2019	September 28, 2019
	(in thousands)
Cash and cash equivalents	$349,592	$305,833
Short-term investments	—	120
Working capital	866,398	854,507

Contractual Obligations and Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Regulation S-K of the Securities Act of 1933. Information regarding our contractual obligations is provided in Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended September 28, 2019. There have been no material changes in contractual obligations outside of the ordinary course of business since September 28, 2019. Information regarding our other financial commitments at December 28, 2019 is provided in the Notes to Condensed Consolidated Financial Statements in this report.

Changes in Financial Condition

Cash provided by operating activities during the first three months of fiscal 2020 was $60.0 million, which included depreciation and amortization of $25.5 million, cash provided by operating assets and liabilities of $17.1 million (primarily lower accounts receivable net of lower accrued payroll, payments made for lease liabilities, lower other accruals, higher prepaid assets and lower income taxes payable), stock-based compensation expense of $7.8 million, net income of $5.8 million, amortization of operating ROU assets of $4.1 million, amortization of debt issuance cost of $0.8 million and non-cash restructuring charges of $0.6 million partially offset by net increases in deferred tax assets of $1.9 million. Cash provided by operating activities during the first three months of fiscal 2019 was $51.3 million, which included net income of $35.6 million, depreciation and amortization of $29.0 million, stock-based compensation expense of $7.9 million and amortization of debt issuance cost of $1.3 million partially offset by cash used by operating assets and liabilities of $21.0 million (primarily lower income taxes payable, accrued payroll and deferred income as well as higher inventories net of lower accounts receivable) and net increases in deferred tax assets of $1.5 million.

Cash used in investing activities during the first three months of fiscal 2020 was $10.7 million, which included $10.8 million, net of proceeds from dispositions, used to acquire property and equipment and purchase and upgrade buildings partially offset by $0.1 million in net sales of available-for-sale securities. Cash used in investing activities during the first three months of fiscal 2019 was $50.3 million, which included $23.1 million used to acquire property and equipment and purchase and upgrade buildings, $18.9 million net of cash acquired to purchase Ondax and Quantum, $4.9 million net purchases of available-for-sale securities and $3.4 million invested in 3D-Micromac AG.

Cash used in financing activities during the first three months of fiscal 2020 was $9.5 million, which included $13.2 million in outflows due to net settlement of restricted stock units and $2.1 million net debt payments partially offset by $5.7 million generated from our employee stock option and purchase plans. Cash provided by financing activities during the first three months of fiscal 2019 was $5.1 million, which included $39.7 million net debt borrowings and $5.7 million generated from our employee stock option and purchase plans partially offset by $25.5 million repurchases of our common stock and $14.8 million outflows due to net settlement of restricted stock units.

Changes in exchange rates during the first three months of fiscal 2020 resulted in an increase in cash balances of $4.0 million. Changes in exchange rates during the first three months of fiscal 2019 resulted in a decrease in cash balances of $1.8 million.

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

Interest rate sensitivity

A portion of our investment portfolio is composed of fixed income securities. These securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately (whether due to changes in overall market rates or credit worthiness of the issuers of our individual securities) and uniformly by 10% from levels at December 28, 2019, the fair value of the portfolio, based on quoted market prices in active markets involving similar assets, would decline by an immaterial amount due to their short-term maturities. We have the ability to generally hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. If necessary, we may sell short-term investments prior to maturity to meet our liquidity needs.

At December 28, 2019, the fair value of our available-for-sale debt securities was $0.1 million, all of which was classified as cash and cash equivalents.

We are exposed to market risks related to fluctuations in interest rates related to our Euro Term Loan. As of December 28, 2019, we owed $405.1 million on this loan with an interest rate of 3.0%. We performed a sensitivity analysis on the outstanding portion of our debt obligation as of December 28, 2019. Should the current average interest rate increase or decrease by 10%, the resulting annual increase or decrease to interest expense would be approximately $1.2 million as of December 28, 2019.

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

At December 28, 2019, approximately $273.8 million of our cash, cash equivalents and short-term investments were held outside the U.S. in certain of our foreign operations, $256.6 million of which was denominated in currencies other than the U.S. dollar.

See Note 7, "Derivative Instruments and Hedging Activities" in Notes to Condensed Consolidated Financial Statements for further discussion of our derivatives and hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of December 28, 2019 ("Evaluation Date"). The controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended December 28, 2019.

Inherent Limitations over Internal Control

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information with respect to this item may be found in Note 13, "Commitments and Contingencies" in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report and is incorporated herein by reference.

ITEM 1A. RISK FACTORS

You should carefully consider the followings risks when considering an investment in our common stock. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our common stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by us. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under "Forward-Looking Statements" of our Annual Report on Form 10-K for the fiscal year ended September 28, 2019 and the risk of our businesses described elsewhere in this quarterly report. Additionally, these risks and uncertainties described herein are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our business, results of operations or financial condition.

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

Our net sales and operating results, such as operating expenses, adjusted EBITDA percentage, net income (loss) and our stock price have varied in the past and may vary significantly from quarter to quarter and from year to year in the future. We believe a number of factors, many of which are outside of our control, could cause these variations and make them difficult to predict, including:

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

•
negative impacts related to the "Brexit" vote by the United Kingdom, including uncertainties regarding the effects of the Brexit process and the timing and terms of applicable trade treaties between the United Kingdom and other countries, particularly with regard to any potential negative effects on our sales from our Glasgow, Scotland facility to other jurisdictions and purchases of supplies from outside the United Kingdom by such facility;

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

Like other multinational corporations with sales, service and operations in mainland China, we continue to monitor the rapidly evolving situation related to the coronavirus. The Chinese government’s actions, particularly from quarantining individuals in and around major commercial hubs, such as Wuhan, and restricting the opening of businesses, will likely have an impact, possibly material, on our ability to sell our products and service our installed base in impacted areas in the short-term. The impact on logistics, such as air cargo carriers and the limited ability of China-based customs to process the backlog of shipping appear to be additional, though developing, factors in suppressing a short-term recovery of exports to China. We believe our supply chain dependency on supplies sourced solely from mainland China is manageable in the short-term, but we are also f ocused on taking steps to minimize any impact of the Chinese government’s coronavirus-related actions. However, despite our efforts to manage the company through this situation, it is possible that our business operations and financial results will be materially adversely affected. This is a highly dynamic situation, with other countries also taking varying restrictive actions, any one of which could have a material adverse effect on our business operations and financial results.

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

In the flat panel display market, there are a relatively limited number of manufacturers who are the end customers for our annealing products. In the first quarter of fiscal 2020, Advanced Process Systems Corporation, an integrator in the flat panel display market based in South Korea, contributed more than 10% of our revenue. Given macroeconomic conditions, varying consumer demand and technical process limitations at manufacturers, we may see fluctuations in orders, including periods with no or few orders, and our customers may seek to reschedule or cancel orders. For example, in the fourth quarter of fiscal 2018, a customer requested a change of delivery date resulting in a significant order being rescheduled from the first to the second quarter of fiscal 2019. In addition, in the first quarter of fiscal 2019, one customer cancelled three purchase orders which included backlog shippable within 12 months of $38.2 million as well as some additional orders which were unscheduled.

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

As of December 28, 2019, flat panel display systems represented 58% of our backlog. Since our flat panel display systems have higher average selling prices than other products in our backlog, any delays or cancellation of shipments could have a material adverse effect on our financial results.

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

In November 2016, we entered into a credit agreement (the "Credit Agreement"), which provided for a 670.0 million Euro term loan, all of which was drawn, and a $100.0 million revolving credit facility, under which a 10 million Euro letter of credit was issued. As of December 28, 2019, 363.2 million Euros were outstanding under the term loan. As of December 28, 2019, the revolving credit facility had been used for guarantees of 10.0 million Euros as well as borrowings of $10.0 million. We may incur additional indebtedness in the future by accessing the revolving credit facility and/or entering into new financing arrangements. Our ability to pay interest and repay the principal of our current indebtedness is dependent upon our ability to manage our business operations and the ongoing interest rate environment. There can be no assurance that we will be able to manage any of these risks successfully.

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

For the three months ended December 28, 2019, 76% of our net sales were derived from customers outside of the United States. For fiscal 2019, 2018 and 2017, 76%, 84% and 83%, respectively, of our net sales were derived from customers outside of the United States. We anticipate that foreign sales, particularly in Asia, will continue to account for a significant portion of our net sales in the foreseeable future.

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

We have been and may in the future be subject to claims or litigation from third parties, for claims of infringement of their proprietary rights or to determine the scope and validity of our proprietary rights or the proprietary rights of competitors or other rights holders. These claims could result in costly litigation and the diversion of our technical and management personnel. Adverse resolution of litigation may harm our operating results or financial condition.

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

We cannot assure you that our expenditures for research and development will result in the introduction of new products or, if such products are introduced, that those products will achieve sufficient market acceptance or generate sales to offset the costs of development. Our failure to address rapid technological changes in our markets could adversely affect our business and results of operations.

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

The U.S. has recently instituted or proposed changes in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the United States including, in particular, on Chinese goods, economic sanctions on individuals, corporations or countries and other government regulations affecting trade between the United States and other countries where we conduct our business. In addition, the Japanese government has recently instituted trade restrictions affecting the export to South Korea of certain products and materials used in the manufacture of flat panel displays and in the semiconductor industry. These policy changes and proposals could require time-consuming and expensive alterations to our business operations and may result in greater restrictions and economic disincentives on international trade, which could negatively impact our competitiveness in jurisdictions around the world as well as lead to an increase in costs in our supply chain. Given that we are a multinational corporation, with manufacturing located both in the United States and internationally, we may face additional susceptibility to negative impacts from these tariffs or change in trade policies regarding our inter-company trade practices. For example, we have recently seen a drop in demand from our Chinese customers particularly in the materials processing space. Some of these customers are reevaluating expansion plans and delaying and, in limited cases, cancelling orders. In addition, new tariffs and other changes in U.S. trade policy could trigger retaliatory actions by affected countries, and certain foreign governments, including the Chinese government (which has imposed retaliatory tariffs on a range of U.S. goods including certain photonics products), some of which have instituted or are considering imposing trade sanctions on certain U.S. manufactured goods. Such changes by the United States and other countries have the potential to adversely impact U.S. and worldwide economic conditions, our industry and the global demand for our products, and as a result, could negatively affect our business, financial condition and results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
Not applicable.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On November 6, 2018, we announced that our board of directors authorized a stock repurchase program authorizing the Company to repurchase up to $250.0 million of our common stock through December 31, 2019, with a limit of no more than $75.0 million per quarter. No repurchases were made during the three months ended December 28, 2019 and the program expired on December 31, 2019.

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

Coherent, Inc.
(Registrant)

Date:	February 5, 2020	/s/:	JOHN R. AMBROSEO
John R. Ambroseo
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 5, 2020	/s/:	KEVIN S. PALATNIK
Kevin S. Palatnik
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)