Form 10-Q
period 2020-04-04
COHERENT INC
filed 2020-05-28
CIK 21510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ___________________________________________________
FORM 10-Q
 ___________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 4, 2020
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

 The number of shares outstanding of registrant’s common stock, par value $.01 per share, on May 26, 2020 was 24,252,940.

2

COHERENT, INC.

EXPLANATORY NOTE

As previously disclosed in the Current Report on Form 8-K filed by Coherent, Inc. (referred to herein as the Company, we, our or Coherent) with the Securities and Exchange Commission (the "SEC") on May 6, 2020, the Company relied on the SEC’s Order Under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies, dated March 25, 2020 (Release No. 34-88465), to delay the filing of this Quarterly Report on Form 10-Q ("Form 10-Q") due to circumstances related to the COVID-19 pandemic, including as a result of the economic uncertainty and market turmoil resulting from the pandemic. This uncertainty has resulted in accounting and financial reporting implications which have placed an increased strain on the Company’s management, accounting and legal personnel. The Company has had to devote a significant amount of time, resources and administrative support to perform long-lived asset and goodwill impairment testing; all of which have been made more difficult due to COVID-19 and its unforeseen disruption on the Company, including the shelter in place orders from governments in most of the jurisdictions in which such personnel are located and, consequently, having employees work remotely to the extent possible. In addition, the Company relies on a third party to perform analyses related to the valuation and testing of long-lived asset and goodwill impairment, and that third party has also experienced disruptions to their operations due to COVID-19.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share data)

	Three Months Ended		Six Months Ended
	April 4, 2020	March 30, 2019	April 4, 2020	March 30, 2019
Net sales	$293,147	$372,860	$613,918	$756,006
Cost of sales	199,036	242,143	410,554	475,939
Gross profit	94,111	130,717	203,364	280,067
Operating expenses:
Research and development	29,794	30,461	58,474	59,403
Selling, general and administrative	61,307	69,463	129,858	134,020
Goodwill and other impairment charges	451,025	—	451,025	—
Amortization of intangible assets	1,296	1,926	2,728	4,966
Total operating expenses	543,422	101,850	642,085	198,389
Income (loss) from operations	(449,311)	28,867	(438,721)	81,678
Other income (expense):
Interest income	370	418	637	646
Interest expense	(4,423)	(4,919)	(8,517)	(9,820)
Other—net	(1,610)	249	(817)	(4,229)
Total other expense, net	(5,663)	(4,252)	(8,697)	(13,403)
Income (loss) before income taxes	(454,974)	24,615	(447,418)	68,275
Provision for (benefit from) income taxes	(36,061)	3,865	(34,298)	11,975
Net income (loss)	$(418,913)	$20,750	$(413,120)	$56,300

Net income (loss) per share:
Basic	$(17.39)	$0.86	$(17.19)	$2.32
Diluted	$(17.39)	$0.85	$(17.19)	$2.31

Shares used in computation:
Basic	24,095	24,232	24,033	24,250
Diluted	24,095	24,332	24,033	24,402

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in thousands)

	Three Months Ended		Six Months Ended
	April 4, 2020	March 30, 2019	April 4, 2020	March 30, 2019
Net income (loss)	$(418,913)	$20,750	$(413,120)	$56,300
Other comprehensive income (loss): (1)
Translation adjustment, net of taxes (2)	(25,267)	(7,578)	(10,099)	(13,268)
Defined benefit pension plans, net of taxes (3)	1,478	(756)	1,610	(748)
Other comprehensive loss, net of tax	(23,789)	(8,334)	(8,489)	(14,016)
Comprehensive income (loss)	$(442,702)	$12,416	$(421,609)	$42,284

(1)	Reclassification adjustments were not significant during the three and six months ended April 4, 2020 and March 30, 2019.

(2)
Tax benefits of $2,044 and $809 were provided on translation adjustments during the three and six months ended April 4, 2020, respectively. Tax benefits of $691 and $3,446 were provided on translation adjustments during the three and six months ended March 30, 2019, respectively.

(3)
Tax expenses of $642 and $675 were provided on changes in defined benefit pension plans for the three and six months ended April 4, 2020, respectively. Tax benefits of $277 and $283 were provided on changes in defined benefit pension plans for the three and six months ended March 30, 2019, respectively.

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except par value)

	April 4, 2020	September 28, 2019
ASSETS
Current assets:
Cash and cash equivalents	$369,251	$305,833
Restricted cash	704	792
Short-term investments	116	120
Accounts receivable—net of allowances of $6,597 and $8,690, respectively	202,699	267,553
Inventories	457,358	442,530
Prepaid expenses and other assets	89,045	77,993
Total current assets	1,119,173	1,094,821
Property and equipment, net	242,858	323,434
Goodwill	95,711	427,101
Intangible assets, net	26,218	84,813
Non-current restricted cash	4,341	12,036
Other assets	237,076	140,964
Total assets	$1,725,377	$2,083,169

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current-portion of long-term obligations	$16,275	$14,863
Accounts payable	62,029	51,531
Income taxes payable	6,925	6,185
Other current liabilities	176,065	167,735
Total current liabilities	261,294	240,314
Long-term obligations	381,718	392,238
Other long-term liabilities	208,935	165,881
Commitments and contingencies (Note 13)
Stockholders' equity:
Common stock, Authorized—500,000 shares, par value $.01 per share:
Outstanding— 24,192 shares and 23,982 shares, respectively	240	238
Additional paid-in capital	44,621	34,320
Accumulated other comprehensive loss	(44,825)	(36,336)
Retained earnings	873,394	1,286,514
Total stockholders’ equity	873,430	1,284,736
Total liabilities and stockholders’ equity	$1,725,377	$2,083,169

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited; in thousands)

	Common Stock Shares	Common Stock Par Value	Add. Paid-in Capital	Accum. Other Comp. Income (Loss)	Retained Earnings	Total
Balances, September 29, 2018	24,299	$242	$78,700	$2,833	$1,232,689	$1,314,464
Common stock issued under stock plans, net of shares withheld for employee taxes	223	2	(9,141)	—	—	(9,139)
Repurchases of common stock	(195)	(2)	(25,499)	—	—	(25,501)
Stock-based compensation	—	—	7,791	—	—	7,791
Net income	—	—	—	—	35,550	35,550
Other comprehensive loss, net of tax	—	—	—	(5,682)	—	(5,682)
Balances, December 29, 2018	24,327	$242	$51,851	$(2,849)	$1,268,239	$1,317,483
Common stock issued under stock plans, net of shares withheld for employee taxes	10	—	(298)	—	—	(298)
Repurchases of common stock	(200)	(2)	(25,903)	—	—	(25,905)
Stock-based compensation	—	—	9,086	—	—	9,086
Net income	—	—	—	—	20,750	20,750
Other comprehensive loss, net of tax	—	—	—	(8,334)	—	(8,334)
Balances, March 30, 2019	24,137	$240	$34,736	$(11,183)	$1,288,989	$1,312,782

	Common Stock Shares	Common Stock Par Value	Add. Paid-in Capital	Accum. Other Comp. Income (Loss)	Retained Earnings	Total
Balances, September 28, 2019	23,982	$238	$34,320	$(36,336)	$1,286,514	$1,284,736
Common stock issued under stock plans, net of shares withheld for employee taxes	171	2	(7,430)	—	—	(7,428)
Stock-based compensation	—	—	7,574	—	—	7,574
Net income	—	—	—	—	5,793	5,793
Other comprehensive income, net of tax	—	—	—	15,300	—	15,300
Balances, December 28, 2019	24,153	$240	$34,464	$(21,036)	$1,292,307	$1,305,975
Common stock issued under stock plans, net of shares withheld for employee taxes	39	—	950	—	—	950
Stock-based compensation	—	—	9,207	—	—	9,207
Net loss	—	—	—	—	(418,913)	(418,913)
Other comprehensive loss, net of tax	—	—	—	(23,789)	—	(23,789)
Balances, April 4, 2020	24,192	$240	$44,621	$(44,825)	$873,394	$873,430

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended
	April 4, 2020	March 30, 2019
Cash flows from operating activities:
Net income (loss)	$(413,120)	$56,300
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	25,932	27,690
Amortization of intangible assets	24,219	29,099
Impairment of goodwill	327,203	—
Impairment of long-lived assets	121,350	—
Impairment of investment	2,472	—
Deferred income taxes	(24,611)	(4,453)
Amortization of debt issuance cost	1,644	2,562
Stock-based compensation	16,690	16,880
Non-cash restructuring charges	1,514	323
Amortization of operating right of use assets	8,100	—
Other non-cash expense (income)	2,404	(1,224)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	63,754	40,560
Inventories	(19,326)	(2,649)
Prepaid expenses and other assets	(8,288)	9,992
Other long-term assets	2,131	2,300
Accounts payable	9,889	(802)
Income taxes payable/receivable	(26,123)	(29,192)
Operating lease liabilities	(8,389)	—
Other current liabilities	95	(20,671)
Other long-term liabilities	(1,768)	(392)
Net cash provided by operating activities	105,772	126,323

Cash flows from investing activities:
Purchases of property and equipment	(35,399)	(41,525)
Proceeds from dispositions of property and equipment	876	4,331
Purchases of available-for-sale securities	(121)	(11,433)
Proceeds from sales and maturities of available-for-sale securities	125	93
Acquisition of businesses, net of cash acquired	—	(18,881)
Investment at cost	—	(3,423)
Net cash used in investing activities	(34,519)	(70,838)

Cash flows from financing activities:
Short-term borrowings	12,695	88,424
Repayments of short-term borrowings	(13,568)	(48,235)
Repayments of long-term borrowings	(3,884)	(3,802)
Issuance of common stock under employee stock option and purchase plans	6,821	5,704
Net settlement of restricted common stock	(13,299)	(15,141)
Repurchase of common stock	—	(51,406)
Net cash used in financing activities	(11,235)	(24,456)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4,383)	(4,601)
Net increase in cash, cash equivalents and restricted cash	55,635	26,428
Cash, cash equivalents and restricted cash, beginning of period	318,661	324,045
Cash, cash equivalents and restricted cash, end of period	$374,296	$350,473

Non-cash investing and financing activities:
Unpaid property and equipment purchases	$5,780	$5,351

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows.

	April 4, 2020	March 30, 2019
Cash and cash equivalents	$369,251	$337,321
Restricted cash, current	704	814
Restricted cash, non-current	4,341	12,338
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$374,296	$350,473

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto filed by Coherent, Inc. on Form 10-K for the fiscal year ended September 28, 2019. In the opinion of management, all adjustments necessary for a fair presentation of financial condition and results of operation as of and for the periods presented have been made and include only normal recurring adjustments. Interim results of operations are not necessarily indicative of results to be expected for the year or any other interim periods. Our fiscal year ends on the Saturday closest to September 30 and our second fiscal quarter includes 14 weeks of operations in fiscal 2020 and 13 weeks of operations in fiscal 2019. Fiscal 2020 includes 53 weeks and fiscal 2019 includes 52 weeks.

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

The COVID-19 pandemic has significantly increased economic uncertainty and decreased demand for our products in many markets we serve, which could continue for an unknown period of time. In these circumstances, there may be developments outside of our control, including the length and extent of the COVID-19 outbreak, government-imposed measures and our ability to ship products and/or service installed products that may require us to adjust our operating plans. As such, given the dynamic nature of this situation, we cannot predict the future impacts of COVID-19 on our financial condition, results of operations or cash flows. However, we do expect that it will have an adverse impact on our revenue as well as our overall profitability and may lead to an increase in inventory provisions, allowances for credit losses, and a volatile effective tax rate driven by changes in the mix of earnings across our markets.

Based on our internal projections and the preparation of our financial statements for the quarter ended April 4, 2020, and considering the expected decrease in demand due to the COVID-19 pandemic and other factors, we believed that the fair value of our Industrial Lasers & Systems ("ILS") reporting unit may no longer exceed its carrying value and performed an interim goodwill impairment test on the ILS and OEM Laser Sources ("OLS") reporting units. Based on the estimated fair value of the ILS reporting unit, we recorded non-cash pretax goodwill impairment charges of $327.2 million. In addition, we performed impairment tests on the long-lived assets allocated to the asset group of the ILS reporting unit, including intangible assets, property, plant and equipment and ROU assets as of April 4, 2020 and recorded non-cash pre-tax charges related to the impairment of intangible assets, property, plant and equipment and ROU assets of the ILS reporting unit of $33.9 million, $85.6 million and $1.8 million, respectively. See Note 8, "Goodwill and Intangible Assets" and Note 11, "Leases" in the Notes to Condensed Consolidated Financial Statements.

Change in Accounting Policies - Leasing

Except for the adoption of Accounting Standards Update ("ASU") 2016-02, Leases ("ASC 842") on September 29, 2019 and the resulting changes in our accounting policies and disclosures for lease accounting, there have been no significant changes to our significant accounting policies as of and for the six months ended April 4, 2020, as compared to the significant accounting policies described in our Annual Report on Form 10-K for our fiscal year ended September 28, 2019.

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

2.    RECENT ACCOUNTING STANDARDS

Adoption of New Accounting Pronouncement

In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2019-12, Simplifying the Accounting for Income Taxes. The ASU update specific areas of ASC 740, Income Taxes, to reduce complexity while maintaining or improving the usefulness of the information provided to users of financial statements. We elected to early adopt ASU 2019-12 in the second quarter of fiscal 2020 with no material impact to our condensed consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The guidance allows companies to reclassify stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act of 2017 (the "Tax Act") from accumulated other comprehensive income to retained earnings. The guidance also requires certain new disclosures regardless of the election. The amendments in ASU 2018-02 are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. We adopted ASU 2018-02 in the first quarter of fiscal 2020 with no material impact to our condensed consolidated financial statements.

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

The following tables summarize revenue from contracts with customers (in thousands):

Sales by revenue type and segment

	Three Months Ended
	April 4, 2020		March 30, 2019
	OEM Laser Sources	Industrial Lasers & Systems	OEM Laser Sources	Industrial Lasers & Systems
Net sales:
Products(1)	$101,860	$92,693	$143,895	$112,779
Other product and service revenues(2)	71,862	26,732	87,702	28,484
Total net sales	$173,722	$119,425	$231,597	$141,263
(1) Net sales primarily recognized at a point in time.
(2) Includes sales of spare parts, related accessories and other consumable parts as well as revenues from service agreements, of which $15.3 million and $13.4 million for the three months ended April 4, 2020 and March 30, 2019, respectively, were recognized over time.

	Six Months Ended
	April 4, 2020		March 30, 2019
	OEM Laser Sources	Industrial Lasers & Systems	OEM Laser Sources	Industrial Lasers & Systems
Net sales:
Products(1)	$211,696	$186,596	$296,637	$224,753
Other product and service revenues(2)	162,974	52,652	177,308	57,308
Total net sales	$374,670	$239,248	$473,945	$282,061

(1) Net sales primarily recognized at a point in time.
(2) Includes sales of spare parts, related accessories and other consumable parts as well as revenues from service agreements, of which $30.9 million and $26.0 million for the six months ended April 4, 2020 and March 30, 2019, respectively, were recognized over time.

Sales by market application and segment

	Three Months Ended
	April 4, 2020		March 30, 2019
	OEM Laser Sources	Industrial Lasers & Systems	OEM Laser Sources	Industrial Lasers & Systems
Net sales:
Microelectronics	$104,901	$16,866	$152,640	$16,625
Materials processing	8,397	77,910	9,484	95,438
OEM components and instrumentation	40,684	22,879	39,811	27,391
Scientific and government programs	19,740	1,770	29,662	1,809
Total net sales	$173,722	$119,425	$231,597	$141,263

	Six Months Ended
	April 4, 2020		March 30, 2019
	OEM Laser Sources	Industrial Lasers & Systems	OEM Laser Sources	Industrial Lasers & Systems
Net sales:
Microelectronics	$219,794	32,519	$314,843	$32,831
Materials processing	18,792	155,887	18,286	191,279
OEM components and instrumentation	86,914	46,000	79,030	54,525
Scientific and government programs	49,170	4,842	61,786	3,426
Total net sales	$374,670	$239,248	$473,945	$282,061

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

A rollforward of our customer deposits and deferred revenue is as follows (in thousands):

Beginning balance, September 28, 2019 (1)	$42,550
Additions to customer deposits and deferred revenue	89,885
Amount of customer deposits and deferred revenue recognized in income (2)	(77,827)
Translation adjustments	(301)
Ending balance, April 4, 2020 (3)	$54,307

(1) Beginning customer deposits and deferred revenue as of September 28, 2019 include $34,538 of current portion and $8,012 of long-term portion.

(2) Amount of customer deposits and deferred revenue recognized in the three months ended April 4, 2020 was $37,467.

(3) Ending customer deposits and deferred revenue as of April 4, 2020 include $42,939 of current portion and $11,368 of long-term portion.

Remaining performance obligations represent the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied as of the end of the reporting period. The following table includes estimated revenue expected to be recognized in the future related to performance obligations for sales of maintenance agreements, extended warranties, installation, and contracts with customer acceptance provisions included in customer deposits and deferred revenue as of April 4, 2020 (in thousands):

	Remainder of fiscal 2020	Thereafter	Total
Performance obligations as of April 4, 2020	$35,648	$18,659	$54,307

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
The identifiable intangible assets are being amortized over their respective useful lives of 1 to 8 years. The fair values of the acquired intangibles were determined using the income approach. In performing these valuations, the key underlying probability-adjusted assumptions of the discounted cash flows were projected revenues, gross margin expectations and operating cost estimates. The valuations were based on the information that was available as of the acquisition date and the expectations and assumptions that have been deemed reasonable by our management. There are inherent uncertainties and management judgment required in these determinations. This acquisition resulted in a purchase price that exceeded the estimated fair value of tangible and intangible assets, which was allocated to goodwill. In the quarter ended April 4, 2020, we performed an interim impairment test and the entire goodwill balance and a portion of the existing technology intangible assets were impaired. See Note 8, "Goodwill and Intangible Assets".
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

5.     FAIR VALUES

We have not changed our valuation techniques in measuring the fair value of any financial assets and liabilities during the period. We recognize transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers between levels during the periods presented. As of April 4, 2020 and September 28, 2019, we had one investment carried on a cost basis. See Note 9, "Balance Sheet Details." If we were to fair value this investment, it would be based upon Level 3 inputs. This investment is not considered material to our condensed consolidated financial statements.

We measure the fair value of outstanding debt obligations for disclosure purposes on a recurring basis. As of April 4, 2020, the current and long-term portion of long-term obligations of $6.3 million and $381.7 million, respectively, are reported at amortized cost. As of September 28, 2019, the current and long-term portion of long-term obligations of $4.9 million and $392.2 million, respectively, are reported at amortized cost. These outstanding obligations are classified as Level 2 as they are not actively traded and are valued using a discounted cash flow model that uses observable market inputs. Based on the discounted cash flow model, the fair value of the outstanding debt approximates amortized cost.

Financial assets and liabilities measured at fair value as of April 4, 2020 and September 28, 2019 are summarized below (in thousands):

	Aggregate Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Aggregate Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	April 4, 2020			September 28, 2019
		(Level 1)	(Level 2)		(Level 1)	(Level 2)
Assets:
Cash equivalents:
Money market fund deposits	$36,602	$36,602	$—	$21,422	$21,422	$—
Certificates of deposit	53,800	53,800	—	—	—	—
Short-term investments:
U.S. Treasury and agency obligations (1)	116	—	116	120	—	120
Prepaid and other assets:
Foreign currency contracts (2)	2,673	—	2,673	370	—	370
Money market fund deposits — Deferred comp and supplemental plan (3)	216	216	—	433	433	—
Mutual funds — Deferred comp and supplemental plan (3)	19,370	19,370	—	22,419	22,419	—
Total	$112,777	$109,988	$2,789	$44,764	$44,274	$490

Liabilities:
Other current liabilities:
Foreign currency contracts (2)	(2,181)	—	(2,181)	(960)	—	(960)
Total	$110,596	$109,988	$608	$43,804	$44,274	$(470)

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

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	April 4, 2020
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$369,251	$—	$—	$369,251

Short-term investments:
Available-for-sale securities:
U.S. Treasury and agency obligations	$115	$1	$—	$116
Corporate notes and obligations	—	—	—	—
Total short-term investments	$115	$1	$—	$116

	September 28, 2019
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$305,833	$—	$—	$305,833

Short-term investments:
Available-for-sale securities:
U.S. Treasury and agency obligations	$120	$—	$—	$120
Total short-term investments	$120	$—	$—	$120

There were no unrealized gains or losses at April 4, 2020 or September 28, 2019.

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

Non-Designated Derivatives

The total outstanding notional contract and fair value asset (liability) amounts of non-designated hedge contracts, with maximum maturity of two months, are as follows (in thousands):

	U.S. Notional Contract Value		U.S. Fair Value
	April 4, 2020	September 28, 2019	April 4, 2020	September 28, 2019
Foreign currency hedge contracts
Purchase	$58,026	$53,920	$(2,181)	$(117)
Sell	$(91,480)	$(86,984)	$2,673	$(473)

The fair value of our derivative instruments is included in prepaid expenses and other assets and in other current liabilities in our Condensed Consolidated Balance Sheets. See Note 5, "Fair Values."

During the three and six months ended April 4, 2020, we recognized gains of $0.6 million and $0.1 million, respectively, in other income (expense) for derivative instruments not designated as hedging instruments. During the three and six months ended March 30, 2019, we recognized losses of $3.0 million and $6.7 million, respectively, in other income (expense) for derivative instruments not designated as hedging instruments.

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

8.    GOODWILL AND INTANGIBLE ASSETS

In the quarter ended April 4, 2020, the worldwide spread of coronavirus ("COVID-19") has created significant volatility, uncertainty and disruption to the global economy, representing an indicator to test our goodwill for impairment. Based on our internal projections and the preparation of our financial statements for the quarter ended April 4, 2020, and considering the expected decrease in demand due to the COVID-19 pandemic and other factors, we believed that the fair value of our ILS reporting unit may no longer exceed its carrying value and performed an interim goodwill impairment test on the ILS reporting unit. We also performed an interim goodwill impairment test on the OLS reporting unit.

Our goodwill impairment tests for the ILS and OLS reporting units were performed by comparing the fair value of the reporting units with their carrying values and recognizing an impairment charge for the amount by which the carrying value exceeded the fair value. Based on the estimated fair value of the ILS reporting unit, we recorded a non-cash pre-tax charge related to the ILS reporting unit of $327.2 million, reducing the goodwill balance of the reporting unit to zero. The impairment charge was primarily the result of a decline in projected cash flows of the ILS reporting unit driven by lower forecasted sales volumes and profitability in several business units. The impairment charge was also the result of changes in certain market-related inputs to the analysis to reflect macro-economic changes caused by the impact of COVID-19, including lower pricing multiples for comparable public companies. No impairment charge was recognized for the OLS reporting unit as the fair value significantly exceeded the carrying value of the reporting unit.

In assessing goodwill for impairment, we were required to make significant judgments related to the fair value of our reporting units. We used a combination of the Income (discounted cash flow) approach and the Market (market comparable) approach to estimate the fair value of our reporting units. The Income approach utilizes the discounted cash flow model to provide an estimation of fair value based on the cash flows that a business expects to generate. These cash flows are based on forecasts developed internally by management which are then discounted at an after tax rate of return required by equity and debt market participants of a business enterprise. Our assumptions used in the forecasts are based on historical data, supplemented by current and anticipated market conditions, estimated growth rates and management’s plans. The rate of return on cost of capital is weighted based on the capitalization of comparable companies. We utilized a discount rate for each of our reporting units that represents the risks that our businesses face, considering their sizes, their current economic environment and other industry data as we believe is appropriate. The Market approach determines fair value by comparing the reporting units to comparable companies in similar lines of business that are publicly traded. The selection of comparable companies is based on the markets in which the reporting units operate giving consideration to risk profiles, size, geography and diversity of products and services. Total Enterprise Value (TEV) multiples such as TEV to revenues and TEV to earnings (if applicable) before interest and taxes of the publicly traded companies are calculated. We utilized multiples for each of our reporting units that represent the risks that our businesses face, considering their sizes, their current economic environment and other industry data as we believe is appropriate. The interim goodwill impairment testing results were also reconciled with our market capitalization as of April 4, 2020, as the final step in the impairment testing.

Before performing the goodwill impairment test for the ILS reporting unit, we performed impairment tests on the long-lived assets allocated to the asset group of the ILS reporting unit, including intangible assets, property, plant and equipment and ROU assets as of April 4, 2020, due primarily to the same indicators that led to the interim goodwill impairment testing. Based on the impairment tests performed, we concluded that some of the long-lived assets allocated to the asset group of the ILS reporting unit were impaired as of April 4, 2020. Accordingly, we recorded non-cash pre-tax charges in the quarter ended April 4, 2020 related to the intangible assets, property, plant and equipment and right-of-use ("ROU") assets of the ILS reporting unit of $33.9 million, $85.6 million and $1.8 million, respectively. We did not identify any indicators that would lead us to believe that the carrying value of the long-lived assets allocated to the asset group of the OLS reporting unit may not be recoverable as of April 4, 2020.

In assessing our long-lived assets for impairment, we were required to make significant judgments related to the fair value of our long-lived assets, which are comprised of personal property, real property, and intangible assets. We used a combination of the Income, the Market approach, and the Cost (cost to create) approach to estimate the fair value of our long-lived assets. Our personal property assets consist of laser manufacturing and assembly equipment, semiconductor tools, laboratory and test equipment, furniture and fixtures and computer hardware and software. We used the Cost Approach (with support from the Market Approach) to estimate the fair value of our personal property, taking into consideration the physical deterioration, functional obsolescence and economic obsolescence of our personal property assets. Our real property assets consist of land and buildings, land rights (ground leased) and ROU assets. In determining the fair value of our real property assets, we used a combination of the Income, Market (sales comparison) and Cost approaches. We considered historical transaction information, current market conditions, operating performance, forecast growth and market-derived rates of return in our real property determination of fair value. The fair value of our ROU assets was determined using the Income approach by considering off-market components of the associated ROU leases. Our intangible assets consist of technology and customer relationship assets, and we used the Income approach to estimate the fair value of our intangible assets. We identified cash flows associated with each intangible asset, which were discounted at an after-tax rate of return appropriate for the risk profile of each intangible asset.

The changes in the carrying amount of goodwill by segment for the period from September 28, 2019 to April 4, 2020 are as follows (in thousands):

	OEM Laser Sources	Industrial Lasers & Systems	Total
Balance as of September 28, 2019	$96,820	$330,281	$427,101
Impairment charges	—	(327,203)	(327,203)
Translation adjustments	(1,109)	(3,078)	(4,187)
Balance as of April 4, 2020	$95,711	$—	$95,711

Components of our amortizable intangible assets are as follows (in thousands):

	April 4, 2020			September 28, 2019
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Existing technology	$43,843	$(31,011)	$12,832	$193,704	$(131,429)	$62,275
Customer relationships	33,313	(21,541)	11,772	42,083	(21,512)	20,571
Trade name	—	—	—	5,261	(5,138)	123
Production know-how	2,300	(686)	1,614	2,300	(456)	1,844
Total	$79,456	$(53,238)	$26,218	$243,348	$(158,535)	$84,813

For accounting purposes, when an intangible asset is fully amortized, it is removed from the disclosure schedule. The gross carrying amounts as of April 4, 2020, have been reduced by impairment charges of $27.7 million and $6.2 million for existing technology and customer relationships, respectively.

Amortization expense for intangible assets for the six months ended April 4, 2020 and March 30, 2019 was $24.2 million and $29.1 million, respectively. The change in the accumulated amortization also includes $2.1 million (decrease) and $4.4 million (decrease) of foreign exchange impact for the six months ended April 4, 2020 and March 30, 2019, respectively.

At April 4, 2020, estimated amortization expense for the remainder of fiscal 2020, the next five succeeding fiscal years and all fiscal years thereafter are as follows (in thousands):

Estimated Amortization Expense
2020 (remainder)	$5,736
2021	9,072
2022	3,115
2023	2,591
2024	1,807
2025	1,805
Thereafter	2,092
Total	$26,218

9.     BALANCE SHEET DETAILS

Inventories consist of the following (in thousands):

	April 4, 2020	September 28, 2019
Purchased parts and assemblies	$134,685	$134,298
Work-in-process	177,146	174,550
Finished goods	145,527	133,682
Total inventories	$457,358	$442,530

Prepaid expenses and other assets consist of the following (in thousands):

	April 4, 2020	September 28, 2019
Prepaid and refundable income taxes	$49,558	$44,096
Other taxes receivable	8,536	11,208
Prepaid expenses and other assets	30,951	22,689
Total prepaid expenses and other assets	$89,045	$77,993

Other assets consist of the following (in thousands):

	April 4, 2020	September 28, 2019
Assets related to deferred compensation arrangements	$34,613	$35,842
Deferred tax assets	105,694	87,011
Right of use assets, net - operating leases (See Note 11)	81,957	—
Right of use assets, net - finance leases (See Note 11)	780	—
Other assets (1)	14,032	18,111
Total other assets	$237,076	$140,964

(1) In the first quarter of fiscal 2019, we invested 3.0 million Euro ($3.4 million) in 3D-Micromac AG, a private company in Germany. The investment is included in other assets and is being carried on a cost basis and will be adjusted for impairment if we determine that indicators of impairment exist at any point in time. During the second quarter of fiscal 2020, we determined that our investment became impaired and wrote it down to its fair value. As a result, we recorded a non-cash impairment charge of $2.5 million to operating expense in our results of operations in the second quarter of fiscal 2020.

Other current liabilities consist of the following (in thousands):

	April 4, 2020	September 28, 2019
Accrued payroll and benefits	$51,425	$55,698
Operating lease liability, current (See Note 11)	14,112	—
Finance lease liability, current (See Note 11)	368	—
Deferred revenue	29,585	23,695
Warranty reserve	33,948	36,460
Accrued expenses and other	33,273	41,039
Customer deposits	13,354	10,843
Total other current liabilities	$176,065	$167,735

Components of the reserve for warranty costs during the first six months of fiscal 2020 and 2019 were as follows (in thousands):

	Six Months Ended
	April 4, 2020	March 30, 2019
Beginning balance	$36,460	$40,220
Additions related to current period sales	19,228	27,816
Warranty costs incurred in the current period	(21,469)	(28,406)
Accruals resulting from acquisitions	—	21
Adjustments to accruals related to foreign exchange and other	(271)	(660)
Ending balance	$33,948	$38,991

Other long-term liabilities consist of the following (in thousands):

	April 4, 2020	September 28, 2019
Long-term taxes payable	$14,093	$37,385
Operating lease liability, long-term (See Note 11)	72,259	—
Finance lease liability, long-term (See Note 11)	337	—
Deferred compensation	38,666	39,715
Defined benefit plan liabilities	43,266	45,862
Deferred tax liabilities	21,851	27,785
Deferred revenue	11,368	8,012
Asset retirement obligations liability	5,223	4,934
Other long-term liabilities	1,872	2,188
Total other long-term liabilities	$208,935	$165,881

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

As of April 4, 2020, the outstanding principal amount of the Euro Term Loan was 361.6 million Euros. As of April 4, 2020, the outstanding amount of the Revolving Credit Facility was $10.0 million plus a 10.0 million Euro letter of credit.

Loans under the Credit Agreement bear interest, at the Borrower’s option, at a rate equal to either (i)(x) in the case of calculations with respect to U.S. Dollars or certain other alternative currencies, the London interbank offered rate (the "LIBOR") or (y) in the case of calculations with respect to the Euro, the euro interbank offered rate ("EURIBOR" and, together with LIBOR), the "Eurocurrency Rate") or (ii) a base rate (the "Base Rate") equal to the highest of (x) the federal funds rate, plus 0.50%, (y) the prime rate then in effect and (z) the Eurocurrency Rate for loans denominated in U.S. dollars applicable to a one-month interest period, plus 1.0%, in each case, plus an applicable margin that is subject to adjustment pursuant to a pricing grid based on consolidated total gross leverage ratio. At April 4, 2020, the applicable margin for Euro Term Loans borrowed as Eurocurrency Rate loans was 2.25% per annum and as Base Rate loans was 1.25% and the applicable margin for revolving loans borrowed as Eurocurrency Rate loans was 4.00% per annum and as Base Rate loans was 3.00% per annum. Interest on Base Rate Loans is payable quarterly in arrears. Interest on Eurocurrency Rate loans is payable at the end of the applicable interest period (or at three month intervals if the interest period exceeds three months).

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

The Credit Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of us and our subsidiaries to, among other things, incur debt, grant liens, make investments, make certain restricted payments, transact with affiliates, and sell assets. The Credit Agreement also requires us and our subsidiaries to maintain a senior secured net leverage ratio as of the last day of each fiscal quarter of less of than or equal to 3.50 to 1.00. We were in compliance with all covenants at April 4, 2020.

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

Additional sources of cash available to us were international currency lines of credit and bank credit facilities totaling $16.1 million as of April 4, 2020, of which $13.5 million was unused and available. These unsecured international credit facilities were used in Europe and Japan during the first six months of fiscal 2020. As of April 4, 2020, we had utilized $2.6 million of the international credit facilities as guarantees in Europe.

Short-term borrowings and current portion of long-term obligations consist of the following (in thousands):

	April 4, 2020	September 28, 2019
Current portion of Euro Term Loan (1)	$4,546	$2,748
1.3% Term loan due 2024	1,349	1,367
1.0% State of Connecticut term loan due 2023	380	378
Capital lease obligations	—	370
Line of credit borrowings	10,000	10,000
Total short-term borrowings and current portion of long-term obligations	$16,275	$14,863
(1) Net of debt issuance costs of $2.7 million and $4.6 million at April 4, 2020 and September 28, 2019, respectively.

Long-term obligations consist of the following (in thousands):

	April 4, 2020	September 28, 2019
Euro Term Loan due 2024 (1)	$376,160	$385,208
1.3% Term loan due 2024	4,721	5,466
1.0% State of Connecticut term loan due 2023	837	1,028
Capital lease obligations	—	536
Total long-term obligations	$381,718	$392,238
(1) Net of debt issuance costs of $6.8 million and $6.4 million at April 4, 2020 and September 28, 2019, respectively.

Contractual maturities of our debt obligations, excluding line of credit borrowings, as of April 4, 2020 are as follows (in thousands):

Amount
2020 (remainder)	$4,568
2021	8,951
2022	8,951
2023	8,773
2024	366,193
Total	$397,436

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

As a result of interim impairment testing performed on long-lived assets in the quarter ended April 4, 2020, we recorded non-cash pre-tax charges related to the ROU assets of the ILS reporting unit of $1.8 million. See Note 8, "Goodwill and Intangible Assets" for discussion of the interim impairment testing.

The components of operating lease costs (in thousands), lease term (in years) and discount rate are as follows:

	Three Months Ended	Six Months Ended
	April 4, 2020	April 4, 2020
Operating lease cost	$4,993	$9,963
Variable lease cost	344	688
Short-term lease cost	130	260
Sublease income	(32)	(64)
Total lease cost	$5,435	$10,847

April 4, 2020
Weighted average remaining lease term	8.3
Weighted average discount rate	4.8%

Supplemental cash flow information related to leases are as follows (in thousands):

Six Months Ended
April 4, 2020
Operating cash outflows from operating leases	$9,710
ROU assets obtained in exchange for new operating lease liabilities	2,636

See Note 9, "Balance Sheet Details" for supplemental balance sheet information related to leases.

As of April 4, 2020, maturities of our operating lease liabilities, which do not include short-term leases and variable lease payments, are as follows (in thousands):

Operating Leases
2020 (remainder)	$9,412
2021	17,311
2022	15,575
2023	12,228
2024	9,684
2025 and thereafter	45,253
Total minimum lease payments	109,463
Amounts representing interest	(22,387)
Present value of total lease liabilities	$87,076

As of September 28, 2019, future minimum lease payments as defined under the previous lease accounting guidance of ASC 840 under non-cancellable operating leases were as follows (in thousands):

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

Determining Fair Value

The fair values of shares purchased under the Employee Stock Purchase Plan ("ESPP") for the three and six months ended April 4, 2020 and March 30, 2019, respectively, were estimated using the following weighted-average assumptions:

	Employee Stock Purchase Plan
	Three Months Ended		Six Months Ended
	April 4, 2020	March 30, 2019	April 4, 2020	March 30, 2019
Expected life in years	0.5	0.5	0.5	0.5
Volatility	46.7%	47.5%	46.9%	47.9%
Risk-free interest rate	1.55%	2.49%	1.70%	2.42%
Expected dividend yield	—%	—%	—%	—%
Weighted average fair value per share	$44.61	$38.50	$44.08	$40.64

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

	Six Months Ended
	April 4, 2020	March 30, 2019
Risk-free interest rate	1.6%	2.9%
Volatility	47.2%	43.7%
Weighted average fair value per share	$190.86	$117.43

We recognize the estimated cost of these awards, as determined under the simulation model, over the related service period of approximately 3 years, with no adjustment in future periods based upon the actual shareholder return over the performance period.

Stock Compensation Expense

The following table shows total stock-based compensation expense and related tax benefits included in the condensed consolidated statements of operations for the three and six months ended April 4, 2020 and March 30, 2019 (in thousands):

	Three Months Ended		Six Months Ended
	April 4, 2020	March 30, 2019	April 4, 2020	March 30, 2019
Cost of sales	$1,011	$1,172	$2,193	$2,409
Research and development	894	783	1,455	1,433
Selling, general and administrative	6,993	7,049	13,042	13,038
Income tax benefit	(1,006)	(1,461)	(1,862)	(2,694)
	$7,892	$7,543	$14,828	$14,186

During the three and six months ended April 4, 2020, $1.3 million and $2.3 million of stock-based compensation cost, respectively, were capitalized as part of inventory for all stock plans, $1.0 million and $2.2 million, respectively, were amortized into cost of sales and $1.5 million remained in inventory at April 4, 2020. During the three and six months ended March 30, 2019, $1.3 million and $2.4 million of stock-based compensation cost, respectively, was capitalized as part of inventory for all stock plans, $1.2 million and $2.4 million, respectively, were amortized into cost of sales and $1.5 million remained in inventory at March 30, 2019.

At April 4, 2020, the total compensation cost related to unvested stock-based awards granted to employees under our stock plans but not yet recognized was approximately $45.6 million. We do not estimate forfeitures. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 1.6 years.

Stock Awards Activity

The following table summarizes the activity of our time-based and performance-based restricted stock units for the first six months of fiscal 2020 (in thousands, except per share amounts):

	Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested stock at September 28, 2019	295	$152.47	133	$184.26
Granted	171	155.91	37	190.86
Vested (1)	(142)	151.95	(81)	163.17
Forfeited	(6)	185.99	—	—
Nonvested stock at April 4, 2020	318	$153.91	89	$200.63
(1) Service-based restricted stock units vested during the fiscal year. Performance-based restricted stock units included at 100% of target goal; under the terms of the awards, the recipient may earn between 0% and 200% of the award.

13.      COMMITMENTS AND CONTINGENCIES

Indemnifications

In the normal course of business, we enter into agreements that contain a variety of representations and warranties and provide for general indemnification. Exposure under these agreements is unknown because claims may be made against us in the future and we may record charges in the future as a result of these indemnification obligations. As of April 4, 2020, we did not have any material indemnification claims that were probable or reasonably possible.

Legal Proceedings

We are subject to legal claims and litigation arising in the ordinary course of business, such as product liability, employment or intellectual property claims.

Although we do not expect that such legal claims and litigation will ultimately have a material adverse effect on our consolidated financial position, results of operations or cash flows, an adverse result in one or more matters could negatively affect our results in the period in which they occur, or in future periods.

The United States and many foreign governments impose tariffs and duties on the import and export of certain products we sell. From time to time our customs compliance, product classifications, duty calculations and payments are reviewed or audited by government agencies. Any adverse result in such a review or audit could negatively affect our results in the period in which they occur, or in future periods.

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

14.      STOCK REPURCHASES

On October 28, 2018, our board of directors authorized a stock repurchase program authorizing the Company to repurchase up to $250.0 million of our common stock through December 31, 2019, with a limit of no more than $75.0 million per quarter. During fiscal 2019, we repurchased and retired 603,828 shares of outstanding common stock under this program at an average price of $128.20 per share for a total of $77.4 million. We made no repurchases under the program during the first six months of fiscal 2020 and the program expired on December 31, 2019.

On February 5, 2020, our board of directors authorized a stock repurchase program authorizing the Company to repurchase up to $100.0 million of our common stock through January 31, 2021.We made no repurchases under the program during the first six months of fiscal 2020.

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

The following table presents information necessary to calculate basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	April 4, 2020	March 30, 2019	April 4, 2020	March 30, 2019
Weighted average shares outstanding—basic	24,095	24,232	24,033	24,250
Dilutive effect of employee stock awards	—	100	—	152
Weighted average shares outstanding—diluted	24,095	24,332	24,033	24,402

Net income (loss)	$(418,913)	$20,750	$(413,120)	$56,300

A total of 88,032 and 92,837 potentially dilutive securities have been excluded from the diluted share calculation for the three and six months ended March 30, 2019, respectively, as their effect was anti-dilutive.

16.  OTHER INCOME (EXPENSE)

Other income (expense) is as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 4, 2020	March 30, 2019	April 4, 2020	March 30, 2019
Foreign exchange loss	$(659)	$(2,371)	$(1,693)	$(4,548)
Gain (loss) on deferred compensation investments, net	(1,425)	1,183	807	(941)
Other	474	1,437	69	1,260
Other—net	$(1,610)	$249	$(817)	$(4,229)

17.  INCOME TAXES

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to us and our subsidiaries, adjusted for items which are considered discrete to the period.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was enacted and signed into law. U.S. GAAP rules require recognition of the tax effects of new legislation during the reporting period that includes the enactment date. The CARES Act, among other things, includes tax provision changes that benefit business entities and it makes certain technical corrections to the Tax Act. The tax relief measures for business include a five-year net operating loss (“NOL”) carryback, suspension of the annual deduction limitation for net operating losses generated in a tax year beginning after December 31, 2017, changes in the deductibility of interest, acceleration of alternative minimum tax credit refunds, payroll tax relief, and technical corrections allowing accelerated deductions for qualified improvement property. The CARES Act also provides other non-tax benefits, including employee retention credits, to assist businesses impacted by the pandemic. We are currently evaluating the impact of the CARES Act.

Our effective tax rates on loss before income taxes for the three and six months ended April 4, 2020 were 7.9% and 7.7%, respectively. Our effective tax rates for the three and six months ended April 4, 2020 were unfavorably impacted primarily due to the impairment of goodwill that is not deductible for tax purposes and the establishment of valuation allowances for certain deferred tax assets. These unfavorable impacts were partially offset by the release of unrecognized tax benefits net of settlements and competent authority offsets, the geographic distribution of the impairments of certain long-lived assets that are deductible for tax purposes and the reduction in foreign earnings subject to foreign tax rates that are higher than the U.S. tax rates. Our effective tax rate is based on forecasted annual results and these amounts may fluctuate significantly through the rest of the year as a result of the unpredictable impact of COVID-19 on our operating activities.

Our effective tax rates on income before income taxes for the three and six months ended March 30, 2019 were 15.7% and 17.5%, respectively. Our effective tax rates for the three and six months ended March 30, 2019 were lower than the U.S. federal tax rate of 21.0% primarily due to the excess tax benefits from restricted stock unit vesting, the benefit of federal research and development tax credits and the benefit of our Singapore and South Korea tax exemptions. These amounts were partially offset by the impact of income subject to foreign tax rates that are higher than the U.S. tax rates, an accrual for foreign withholding taxes on certain current year foreign earnings not considered permanently reinvested, stock-based compensation not deductible for tax purposes and limitations on the deductibility of compensation under Internal Revenue Code Section 162(m). In January 2020, certain of our German entities received preliminary partial tax audit reports related to intercompany transactions (transfer pricing) and we worked with the German tax authorities for a final resolution in March 2020.

The following table summarizes the activity related to our gross unrecognized tax benefits for the six months ended April 4, 2020 (amounts in thousands):

Six Months Ended
April 4, 2020
Balance as of the beginning of the year	$58,111
Increases related to acquisitions	—
Tax positions related to current year:
Additions	1,077
Reductions	—
Tax positions related to prior year:
Additions	—
Reductions	—
Settlements	—
Lapses in statutes of limitations	(646)
Decrease in unrecognized tax benefits based on tax audit results	(19,463)
Foreign currency revaluation adjustment	(101)
Balance as of end of period	$38,978

The unrecognized tax benefits indicated in the table above is primarily due to the close of certain German tax audits. As of April 4, 2020, the total amount of gross interest and penalties accrued was $2.5 million and is classified as long-term taxes payable in the consolidated balance sheets.

18.  DEFINED BENEFIT PLANS

For the three and six months ended April 4, 2020, net periodic cost under our defined benefit plans was $0.1 million and $0.8 million, respectively. For the three and six months ended March 30, 2019, net periodic cost (benefit) under our defined benefit plans was a benefit of $0.4 million and a cost of $0.2 million, respectively. The service cost component of net periodic costs is included in selling, general and administrative ("SG&A") expenses, and the interest costs, net actuarial (gain) loss and other components are included in Other—net in the condensed consolidated statements of operations.

19.  SEGMENT AND GEOGRAPHIC INFORMATION

At April 4, 2020, we were organized into two reporting segments, OEM Laser Sources ("OLS") and Industrial Lasers & Systems ("ILS"), based upon our organizational structure and how the CODM receives and utilizes information provided to allocate resources and make decisions. This segmentation reflects the go-to-market strategies and synergies for our broad portfolio of laser technologies and products. While both segments deliver cost-effective, highly reliable photonics solutions, the OLS business segment is focused on high performance laser sources and complex optical sub-systems, typically used in microelectronics manufacturing, medical diagnostics and therapeutic applications, as well as in scientific research. Our ILS business segment delivers high performance laser sources, sub-systems and tools primarily used for industrial laser materials processing, serving important end markets like automotive, machine tool, consumer goods and medical device manufacturing. Ondax’s operating results have been included in our ILS segment.

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

Our Chief Executive Officer has been identified as the CODM, as he assesses the performance of the segments and decides how to allocate resources to the segments. Income from operations is the measure of profit and loss that our CODM uses to assess performance and make decisions. Assets by segment are not a measure used to assess the performance of the company by the CODM and thus are not reported in our disclosures. Income from operations represents the net sales less the cost of sales and direct operating expenses incurred within the operating segments as well as allocated expenses such as shared sales and manufacturing costs. We do not allocate certain operating expenses to our operating segments and we manage them at the corporate level. These unallocated costs include stock-based compensation and corporate functions (certain research and development, management, finance, legal and human resources) and are included in the results below under Corporate and other in the reconciliation of operating results. Management does not consider unallocated Corporate and other costs in its measurement of segment performance.

The following table provides net sales and income (loss) from operations for our operating segments and a reconciliation of our total income (loss) from operations to income (loss) before income taxes (in thousands):

	Three Months Ended		Six Months Ended
	April 4, 2020	March 30, 2019	April 4, 2020	March 30, 2019
Net sales:
OEM Laser Sources	$173,722	$231,597	$374,670	$473,945
Industrial Lasers & Systems	119,425	141,263	239,248	282,061
Total net sales	$293,147	$372,860	$613,918	$756,006

Income (loss) from operations:
OEM Laser Sources	$35,469	$62,835	$83,177	$141,693
Industrial Lasers & Systems	(471,845)	(17,652)	(492,145)	(31,357)
Corporate and other	(12,935)	(16,316)	(29,753)	(28,658)
Total income (loss) from operations	(449,311)	28,867	(438,721)	81,678
Total other expense, net	(5,663)	(4,252)	(8,697)	(13,403)
Income (loss) before income taxes	$(454,974)	$24,615	$(447,418)	$68,275

Geographic Information
Our foreign operations consist primarily of manufacturing facilities and sales offices in Europe and Asia-Pacific. Sales, marketing and customer service activities are conducted through sales subsidiaries throughout the world. Geographic sales information for the three and six months ended April 4, 2020 and March 30, 2019 is based on the location of the end customer.
Sales to unaffiliated customers are as follows (in thousands):

	Three Months Ended		Six Months Ended
SALES	April 4, 2020	March 30, 2019	April 4, 2020	March 30, 2019
United States	$72,257	$84,179	$150,142	$168,210
Foreign countries:
South Korea	56,928	63,201	116,983	169,726
China	36,981	47,071	95,570	94,615
Japan	26,366	60,745	48,718	90,582
Asia-Pacific, other	21,639	20,918	43,800	48,147
Germany	31,389	40,952	61,834	78,836
Europe, other	32,702	40,388	67,214	76,678
Rest of World	14,885	15,406	29,657	29,212
Total foreign countries sales	220,890	288,681	463,776	587,796
Total sales	$293,147	$372,860	$613,918	$756,006

Major Customers

We had one customer during the three and six months ended April 4, 2020 that accounted for 15.2% and 16.5% of net sales, respectively. This same customer accounted for 13.7% and 16.1% of net sales during the three and six months ended March 30, 2019, respectively. Another customer accounted for 12.2% of net sales during the three months ended March 30, 2019. These customers purchased primarily from our OLS segment.

We had one customer that accounted for 23.0% and 28.6% of accounts receivable at April 4, 2020 and September 28, 2019, respectively. This customer purchased primarily from our OLS segment.

20.  RESTRUCTURING CHARGES

In the first quarter of fiscal 2017, we began the implementation of planned restructuring activities in connection with the acquisition of Rofin. The activities under this plan primarily related to the exiting of our legacy high power fiber laser ("HPFL") product line, change of control payments to Rofin officers, the exiting of two product lines acquired in the acquisition of Rofin, realignment of our supply chain due to segment reorganization and consolidation of sales and distribution offices as well as certain manufacturing sites. These activities resulted in charges primarily for employee termination, other exit related costs associated with the write-off of property and equipment and inventory and early lease termination costs.

In June 2019, we announced our plans to co-locate the manufacturing and engineering of our HPFL products at our Hamburg, Germany, facility to our Tampere, Finland, location and exit a portion of our HPFL business. In conjunction with this announcement, we recorded charges in the third and fourth quarters of fiscal 2019 totaling $19.7 million primarily related to write-offs of excess inventory, which is recorded in cost of sales, and estimated severance. We recorded charges in the first and second quarters of fiscal 2020 of $0.6 million and $0.5 million, respectively, primarily related to accelerated depreciation and project management consulting.

We have also announced our intent to vacate our leased facility in Santa Clara at the end of the current lease term in calendar 2020 and combine operations at our Santa Clara headquarters. We did not incur material expenses in fiscal 2019 related to this project. We incurred costs in the first and second quarters of fiscal 2020 of $0.2 million and $0.6 million, respectively, related to this project. We also incurred costs in the first quarter of fiscal 2020 of $0.1 million for other projects.

The following table presents our current liability as accrued on our balance sheets for restructuring charges. The table sets forth an analysis of the components of the restructuring charges and payments and other deductions made against the accrual for the first three and six months of fiscal 2020 and 2019 (in thousands):

	Severance Related	Asset Write-Offs	Other	Total
Balances, September 28, 2019	$8,279	$—	$215	$8,494
Provision	54	599	280	933
Payments and other	(658)	(599)	(275)	(1,532)
Balances, December 28, 2019	7,675	—	220	7,895
Provision	85	915	79	1,079
Payments and other	(3,715)	(915)	(87)	(4,717)
Balances, April 4, 2020	$4,045	$—	$212	$4,257

	Severance Related	Asset Write-Offs	Other	Total
Balances, September 29, 2018	$836	$—	$286	$1,122
Provision	212	76	188	476
Payments and other	(447)	(76)	(244)	(767)
Balances, December 29, 2018	601	—	230	831
Provision	282	247	351	880
Payments and other	(201)	(247)	(516)	(964)
Balances, March 30, 2019	$682	$—	$65	$747

At April 4, 2020, $4.3 million of accrued severance related and other costs were included in other current liabilities. The asset write-offs for accelerated depreciation and other costs in the first and second quarters of fiscal 2020 primarily related to the exit of a portion of our HPFL business in Hamburg, Germany, and costs to vacate our leased facility in Santa Clara and combine operations at our Santa Clara headquarters. The severance related, asset write-offs of equipment and other costs in the three and six months of fiscal 2019 are related to the consolidation of certain manufacturing sites.

By segment, $0.6 million and $1.3 million of restructuring costs were incurred in the ILS segment and $0.5 million and $0.7 million were incurred in the OLS segment in the three and six months ended April 4, 2020, respectively. In the three and six months ended March 30, 2019, all of the restructuring costs were incurred in the ILS segment and none were incurred in the OLS segment. Restructuring charges are recorded in cost of sales, research and development and selling, general and administrative expenses in our condensed consolidated statements of operations.

21.  SUBSEQUENT EVENTS

On April 6, 2020, we announced that our Board of Directors appointed Andreas "Andy" W. Mattes, previously senior advisor at McKinsey & Company and president and chief executive officer of Diebold Nixdorf, as our new President and Chief Executive Officer and a member of the Board of Directors, effective April 6, 2020. The appointment follows the announcement a year ago that John R. Ambroseo, PhD would retire from his positions as President and Chief Executive Officer and member of the Board no later than April 2021. In connection with the appointment of Mr. Mattes, Mr. Ambroseo became a Special Advisor to the company, a role he is expected to have until December 1, 2021, to ensure a smooth and successful transition. Related to Mr. Ambroseo's transition, in the third quarter of fiscal 2020, we expect to record charges in selling, general and administrative expense of approximately $3.5 million and $0.9 million related to acceleration of stock-based compensation and employee compensation, respectively.

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

OUR STRATEGY

We strive to develop innovative and proprietary products and solutions that meet the needs of our customers and that are based on our core expertise in lasers and optical technologies. In pursuit of our strategy, we intend to:

•
Leverage our technology portfolio and application engineering to lead the proliferation of photonics into broader markets—We will continue to identify opportunities in which our technology portfolio and application engineering can be used to offer innovative solutions and gain access to new markets. We plan to utilize our expertise to increase our market share in mid to high power material processing applications.

•
Streamline our manufacturing structure and improve our cost structure—We will focus on optimizing the mix of products that we manufacture internally and externally. We will utilize vertical integration where our internal manufacturing process is considered proprietary and seek to leverage external sources when the capabilities and cost structures are well developed and on a path towards commoditization.

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

	Three Months Ended
	April 4, 2020	March 30, 2019	Change	% Change
	(Dollars in thousands)
Net sales—OEM Laser Sources	$173,722	$231,597	$(57,875)	(25.0)%
Net sales—Industrial Lasers & Systems	$119,425	$141,263	$(21,838)	(15.5)%
Gross profit as a percentage of net sales—OEM Laser Sources	45.6%	46.6%	(1.0)%
Gross profit as a percentage of net sales—Industrial Lasers & Systems	13.5%	17.0%	(3.5)%
Research and development as a percentage of net sales	10.2%	8.2%	2.0%
Income (loss) before income taxes	$(454,974)	$24,615	$(479,589)	(1,948.4)%
Net cash provided by operating activities	$45,731	$75,012	$(29,281)	(39.0)%
Days sales outstanding in receivables	62	76	(14)
Annualized second quarter inventory turns	1.7	2.0	(0.3)
Net income (loss) as a percentage of net sales	(142.9)%	5.6%	(148.5)%
Adjusted EBITDA as a percentage of net sales	11.9%	18.2%	(6.3)%

	Six Months Ended
	April 4, 2020	March 30, 2019	Change	% Change
	(Dollars in thousands)
Net sales—OEM Laser Sources	$374,670	$473,945	$(99,275)	(20.9)%
Net sales—Industrial Lasers & Systems	$239,248	$282,061	$(42,813)	(15.2)%
Gross profit as a percentage of net sales—OEM Laser Sources	46.3%	48.7%	(2.4)%
Gross profit as a percentage of net sales—Industrial Lasers & Systems	13.5%	18.3%	(4.8)%
Research and development as a percentage of net sales	9.5%	7.9%	1.6%
Income (loss) before income taxes	$(447,418)	$68,275	$(515,693)	(755.3)%
Net cash provided by operating activities	$105,772	$126,323	$(20,551)	(16.3)%
Net income (loss) as a percentage of net sales	(67.3)%	7.4%	(74.7)%
Adjusted EBITDA as a percentage of net sales	13.1%	20.7%	(7.6)%

Net Sales

Net sales include sales of lasers, laser systems, related accessories and services. Net sales for the second quarter of fiscal 2020 decreased 25.0% in our OLS segment and decreased 15.5% in our ILS segment from the same quarter one year ago. Net sales for the first six months of fiscal 2020 decreased 20.9% in our OLS segment and decreased 15.2% in our ILS segment from the same period one year ago. For a description of the reasons for changes in net sales refer to the "Results of Operations" section of this quarterly report.

Gross Profit as a Percentage of Net Sales

Gross profit as a percentage of net sales ("gross profit percentage") is calculated as gross profit for the period divided by net sales for the period. Gross profit percentage in the second quarter of fiscal 2020 decreased to 45.6% from 46.6% in our OLS segment and decreased to 13.5% from 17.0% in our ILS segment as compared to the same quarter one year ago. Gross profit percentage in the first six months of fiscal 2020 decreased to 46.3% from 48.7% in our OLS segment and decreased to 13.5% from 18.3% in our ILS segment as compared to the same period one year ago. For a description of the reasons for changes in gross profit refer to the "Results of Operations" section of this quarterly report.

Research and Development as a Percentage of Net Sales

Research and development as a percentage of net sales ("R&D percentage") is calculated as research and development expense for the period divided by net sales for the period. Management considers R&D percentage to be an important indicator in managing our business as investing in new technologies is a key to future growth. R&D percentage increased to 10.2% for the second quarter of fiscal 2020 from 8.2% for the same quarter one year ago and increased to 9.5% for the first six months of fiscal 2020 from 7.9% for the same period one year ago. For a description of the reasons for changes in R&D spending refer to the "Results of Operations" section of this quarterly report.

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

Days Sales Outstanding in Receivables

We calculate days sales outstanding ("DSO") in receivables as net receivables at the end of the period divided by net sales during the period and then multiplied by the number of days in the period, using 90 days for quarters. DSO in receivables indicates how well we are managing our collection of receivables, with lower DSO in receivables resulting in higher working capital availability. The more money we have tied up in receivables, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business. Our DSO in receivables for the second quarter of fiscal 2020 decreased to 62 days from 76 days compared to the same quarter one year ago. The decrease was primarily due to improved collections of receivables for ELA tools used in the Asian flat panel display market, improved linearity with a lower concentration of sales in the last month of the quarter and the impact of lower sales volumes. These ELA tools are generally our highest priced products, so any changes in collection timing will have a more significant impact on overall DSO than our other products.

Annualized Second Quarter Inventory Turns

We calculate annualized second quarter inventory turns as the cost of sales during the second quarter annualized and divided by net inventories at the end of the second quarter. This indicates how well we are managing our inventory levels, with higher inventory turns resulting in more working capital availability and a higher return on our investments in inventory. Our annualized inventory turns for the second quarter of fiscal 2020 decreased to 1.7 turns from 2.0 turns compared to the same quarter a year ago, primarily in the OLS segment, due to lower shipments of ELA tools used in the Asian flat panel display market, lower service revenues from shipments of consumable service parts and lower shipments due to the impact of COVID-19.

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
Below is the reconciliation of our net income as a percentage of net sales to our adjusted EBITDA as a percentage of net sales:

	Three Months Ended		Six Months Ended
	April 4, 2020	March 30, 2019	April 4, 2020	March 30, 2019
Net income (loss) as a percentage of net sales	(142.9)%	5.6%	(67.3)%	7.4%
Income tax expense (benefit)	(12.3)%	1.0%	(5.6)%	1.6%
Interest and other income (expense), net	1.5%	1.5%	1.5%	1.7%
Depreciation and amortization	8.4%	7.5%	8.2%	7.5%
Restructuring charges	0.3%	0.2%	0.3%	0.2%
Purchase accounting step-up	—%	—%	—%	0.1%
Goodwill and other impairment charges	153.9%	—%	73.3%	—%
Stock-based compensation	3.0%	2.4%	2.7%	2.2%
Adjusted EBITDA as a percentage of net sales	11.9%	18.2%	13.1%	20.7%

SIGNIFICANT EVENTS

Coronavirus pandemic (COVID-19)

In December 2019, a novel coronavirus disease ("COVID-19") was reported, and in January 2020, the World Health Organization ("WHO") declared it a Public Health Emergency of International Concern. On February 28, 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and on March 11, 2020, the WHO characterized COVID-19 as a pandemic. In an effort to contain COVID-19 or slow its spread, governments around the world have enacted various measures, including orders to close all businesses not deemed "essential," isolate residents in their homes or places of residence, and practice social distancing at and away from work. These actions and the global health crisis caused by COVID-19 will continue to negatively impact global business activity, which will continue to negatively affect our revenue and results of operations. Each of the areas where we generate a majority of our revenue including Asia, Europe and North America have been and will continue to be impacted by COVID-19. The timing and extent of impact related to COVID-19 varies by country and region.

Sales for the quarter ended April 4, 2020 were negatively affected by the COVID-19 pandemic. The effect of COVID-19 was most significant in Asia during the quarter ended April 4, 2020 and began impacting Europe and North America only later in the quarter as the virus spread globally. While we believe that COVID-19 was a partial cause of the decline in revenue in the quarter, we also had lower shipments related to ELA tools in the flat panel display market and lower shipments in materials processing applications that were mostly unrelated to COVID-19.

The global demand environment remains very uncertain given the effects of COVID-19 on manufacturing facilities and customer confidence around the world. While we have seen a partial recovery in order volumes in China in the latter half of March and April, this has coincided with declining bookings in other regions, including Europe, North America and other countries in Asia. As such, visibility into a recovery in global demand remains uncertain at this time.

Currently, our major production facilities in Europe and Southeast Asia and most of our production facilities in the United States remain open. However, we have scaled back production in Santa Clara, California and other U.S. locations to comply with applicable governmental orders. At all our locations, we implemented business continuity plans including new employee safety and sanitization protocols that have impacted productivity and efficiency. We have vertically integrated manufacturing, and many of the components produced at certain of our facilities supplies other company facilities are single sourced internally and not available from third-party suppliers (for example our semiconductor diodes manufactured in Santa Clara, California). While we do maintain a safety stock of critical components at our various locations, the scope, timing and duration of various government restrictions to address the COVID-19 outbreak could impact our internal supply chain. We have implemented certain payroll and other policy changes to help support our employees impacted by COVID-19. These measures have and will continue to increase the cost of our operations but the magnitude and length of time of this impact is difficult to quantify at this time and may continue to be difficult to estimate in the future. If our revenues are reduced for an extended period or if our production output falls because of government restrictions, we may be required to reduce payroll-related costs and other expenses in the future through layoffs or furloughs, even though we have not done so to date.

We have not experienced significant supply disruption from third-party component suppliers. However, we have faced some supply chain constraints primarily related to logistics, including available air cargo space and higher freight rates. Available cargo space on flights between the U.S. and Europe, and Europe and Asia is limited as a result of COVID-19, and this has increased shipping time and costs. In addition, shipments between countries have been more severely impacted by COVID-19 and we are experiencing delays due to additional checks at border crossings, including within Europe and Asia. Government actions related to COVID-19 come on the heels of increasing trade tensions between the United States and China, which may continue. We believe we have the ability to meet the near-term demand for our products, but the situation is fluid and subject to change.

We continue to monitor the rapidly evolving conditions and circumstances as well as guidance from international and domestic authorities, including public health authorities, and we may need to take additional actions based on their recommendations. There is considerable uncertainty regarding the impact on our business stemming from current measures and potential future measures that could restrict access to our facilities, limit our manufacturing and support operations and place restrictions on our workforce, customers and suppliers. The measures implemented by various authorities related to the COVID-19 outbreak have caused us to change our business practices including those related to where employees work, the distance between employees in our facilities, limitations on in-person meetings between employees and with customers, suppliers, service providers, and stakeholders as well as restrictions on some shipping activities, business travel to domestic and international locations or to attend trade shows, investor conferences and other events.

The COVID-19 pandemic has significantly increased economic uncertainty and decreased demand for our products in many markets we serve, which could continue for an unknown period of time. In these circumstances, there may be developments outside of our control, including the length and extent of the COVID-19 outbreak, government-imposed measures and our ability to ship products and/or service installed products that may require us to adjust our operating plans. As such, given the dynamic nature of this situation, we cannot estimate with certainty the future impacts of COVID-19 on our financial condition, results of operations or cash flows. However, we do expect that it will have an adverse impact on our revenue as well as our overall profitability and may lead to an increase in inventory provisions, allowances for credit losses, and a volatile effective tax rate driven by changes in the mix of earnings across our markets.

See the additional Risk Factor included in Part II-Item 1A of this quarterly report regarding the impact of COVID-19.

Goodwill and other impairment charges

Based on our internal projections and the preparation of our financial statements for the quarter ended April 4, 2020, and considering the expected decrease in demand due to the COVID-19 pandemic and other factors, we believed that the fair value of our ILS reporting unit may no longer exceed its carrying value and performed an interim goodwill impairment test on the ILS and OLS reporting units. Based on the estimated fair value of the ILS reporting unit, we recorded non-cash pretax goodwill impairment charges of $327.2 million. In addition, we performed impairment tests on the long-lived assets allocated to the asset group of the ILS reporting unit, including intangible assets, property, plant and equipment and ROU assets as of April 4, 2020 and recorded non-cash pre-tax charges related to the impairment intangible assets, property, plant and equipment and ROU assets of the ILS reporting unit of $33.9 million, $85.6 million and $1.8 million, respectively. See Note 8, "Goodwill and Intangible Assets" and Note 11, "Leases" in the Notes to Condensed Consolidated Financial Statements.

Restructuring

In June 2019, we internally announced our plans to co-locate the manufacturing and engineering of our High Power Fiber Lasers ("HPFL") products at our Hamburg, Germany, facility to our Tampere, Finland, location and exit a portion of our HPFL business. In conjunction with this announcement, we recorded restructuring charges in fiscal 2019 of $19.7 million. The charges primarily relate to write-offs of excess inventory, which is recorded in cost of sales, and estimated severance. We recorded charges in the three and six months ended April 4, 2020 of $0.5 million and $1.1 million, respectively, primarily related to accelerated depreciation and project management consulting. See Note 20, "Restructuring Charges" in the Notes to Condensed Consolidated Financial Statements.

We have also announced our intent to vacate our leased facility in Santa Clara at the end of the current lease term in calendar 2020 and combine operations at our Santa Clara headquarters. We did not incur material expenses in fiscal 2019 related to this project. We incurred costs in the three and six months ended April 4, 2020 of $0.6 million and $0.8 million, respectively, related to this project.

RESULTS OF OPERATIONS

CONSOLIDATED SUMMARY

The following table sets forth, for the periods indicated, the percentage of total net sales represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	April 4, 2020	March 30, 2019	April 4, 2020	March 30, 2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	67.9%	64.9%	66.9%	63.0%
Gross profit	32.1%	35.1%	33.1%	37.0%
Operating expenses:
Research and development	10.2%	8.2%	9.5%	7.9%
Selling, general and administrative	20.9%	18.7%	21.2%	17.7%
Goodwill and other impairment charges	153.9%	—%	73.5%	—%
Amortization of intangible assets	0.4%	0.5%	0.4%	0.6%
Total operating expenses	185.4%	27.4%	104.6%	26.2%
Income (loss) from operations	(153.3)%	7.7%	(71.5)%	10.8%
Other expense, net	(1.9)%	(1.1)%	(1.4)%	(1.8)%
Income (loss) before income taxes	(155.2)%	6.6%	(72.9)%	9.0%
Provision for (benefit from) income taxes	(12.3)%	1.0%	(5.6)%	1.6%
Net income (loss)	(142.9)%	5.6%	(67.3)%	7.4%

Net loss for the second quarter of fiscal 2020 was $418.9 million ($17.39 per diluted share). This included after tax charges of $424.3 million for goodwill and other impairment (goodwill and other long-lived assets), $8.7 million of after-tax amortization of intangible assets, $7.9 million of after-tax stock-based compensation expense, $0.8 million of after-tax restructuring costs, $7.6 million non-recurring income tax net benefit and $0.3 million of excess tax benefits for employee stock-based compensation. Net income for the second quarter of fiscal 2019 was $20.8 million ($0.85 per diluted share). This included $10.0 million of after-tax amortization of intangible assets, $7.5 million of after-tax stock-based compensation expense, $0.8 million of after-tax restructuring costs and $0.1 million of excess tax charges for employee stock-based compensation.

Net loss for the first six months of fiscal 2020 was $413.1 million ($17.19 per diluted share). This included after tax charges of $423.2 million for goodwill and other impairment (goodwill and other long-lived assets), $17.6 million of after-tax amortization of intangible assets, $14.8 million of after-tax stock-based compensation expense, $1.5 million of after-tax restructuring costs, $7.5 million non-recurring income tax net benefit and $1.0 million of excess tax benefits for employee stock-based compensation. Net income for the first six months of fiscal 2019 was $56.3 million ($2.31 per diluted share). This included $20.8 million of after-tax amortization of intangible assets, $14.2 million of after-tax stock-based compensation expense, $1.1 million of after-tax restructuring costs, $0.4 million of after-tax amortization of purchase accounting inventory step up and $2.5 million of excess tax benefits for employee stock-based compensation.

NET SALES

The COVID-19 pandemic has significantly increased economic uncertainty and decreased demand for our products in many markets we serve, which could continue for an unknown period of time.

Market Application

The following tables set forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by market application (dollars in thousands):

	Three Months Ended
	April 4, 2020		March 30, 2019
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Microelectronics	$121,767	41.5%	$169,265	45.4%
Materials processing	86,307	29.5%	104,922	28.1%
OEM components and instrumentation	63,563	21.7%	67,202	18.0%
Scientific and government programs	21,510	7.3%	31,471	8.5%
Total	$293,147	100.0%	$372,860	100.0%

	Six Months Ended
	April 4, 2020		March 30, 2019
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Microelectronics	$252,313	41.1%	$347,674	46.0%
Materials processing	174,679	28.4%	209,565	27.7%
OEM components and instrumentation	132,914	21.7%	133,555	17.7%
Scientific and government programs	54,012	8.8%	65,212	8.6%
Total	$613,918	100.0%	$756,006	100.0%

Quarterly

Net sales for the second quarter of fiscal 2020 decreased by $79.7 million, or 21%, compared to the second quarter of fiscal 2019, with significant decreases in the microelectronics and materials processing markets and smaller decreases in the scientific and government programs and OEM components and instrumentation markets. The decrease included lower net sales of approximately $31.0 million due to the impact from COVID-19 shelter-in place orders at many of our customers, primarily in the microelectronics, materials processing and scientific and government programs markets. Although there is uncertainty in our markets due to COVID-19, we are optimistic about the mid-term outlook once our customers are fully operational again.

The decrease in the microelectronics market of $47.5 million, or 28%, was primarily due to weaker demand resulting in lower shipments related to ELA tools used in the flat panel display market including lower revenues from consumable service parts, partially due to COVID-19. In microelectronics, orders in the second quarter of fiscal 2020 increased significantly for ELA tools as compared to the second quarter of fiscal 2019. We expect increases in ELA tool shipments as Asian manufacturers improve yields and ramp manufacturing. In addition, it is expected that the market will transition to 5G, which will include, among other things, a demand for more powerful batteries. These more powerful batteries will also need to fit within the confines of cellular devices, resulting in an expected corresponding further increase in the demand for flexible OLED displays. We believe that these technological demands will allow us to continue to maintain a leadership position in flat panel display applications using Excimer Laser Annealing.

Sales in the materials processing market decreased $18.6 million, or 18%, primarily due to decreased sales in machine tools, consumer goods and automotive applications due to a reduction in worldwide Purchasing Managers Indexes (PMIs), primarily in Germany, as well as a depressed global market demand for automobiles. Even before COVID-19, the materials processing market was softening in some of the machine tool industries. We are also seeing increased price and margin pressure from Chinese competitors in this market. The timing for our recovery in this market is uncertain.

The decrease in the OEM components and instrumentation market of $3.6 million, or 5%, was due primarily to lower shipments for medical applications. We expect strength in the healthcare market over the next several years. We supply lasers and optical systems for biomedical instrumentation applications and our lasers have been used in diagnostic instruments in applications including gene sequencing, biomarker identification and vaccine development.

Sales in the scientific and government programs market decreased $10.0 million, or 32%, due to lower demand for advanced research applications used by university and government research groups, primarily in Asia and the United States, due to the closures of universities due to COVID-19 shelter-in-place orders. We expect demand in the scientific and government programs market to continue to fluctuate from quarter to quarter.

Year-to-date

Net sales for the first six months of fiscal 2020 decreased by $142.1 million, or 19%, compared to the first six months of fiscal 2019, with significant decreases in the microelectronics and materials processing markets and smaller decreases in the scientific and government programs and OEM components and instrumentation markets.

The decrease in the microelectronics market of $95.4 million, or 27%, was primarily due to weaker demand resulting in lower shipments related to ELA tools used in the flat panel display market as well as lower revenues from consumable service parts and a decrease due to a non-recurring fee of $7.0 million that was recognized in the first quarter of fiscal 2019 related to the cancellation of orders from a customer for our ELA tools. In addition, lower shipments for solar and advanced packaging applications were partially offset by higher shipments for semiconductor applications. In microelectronics, orders in the first six months of fiscal 2020 increased significantly for ELA tools as compared to the first six months of fiscal 2019.

Sales in the materials processing market decreased $34.9 million, or 17%, primarily due to decreased sales in marking, cutting and welding applications, primarily in China, other Asia-Pacific countries and Europe, and to a lesser extent in the United States, primarily due to a significant decrease in PMI’s worldwide in fiscal 2020.

The decrease in the OEM components and instrumentation market of $0.6 million, or 0%, was due primarily to lower shipments for medical and military applications partially offset by higher shipments for bio-instrumentation applications.

Sales in the scientific and government programs market decreased $11.2 million, or 17%, due to lower demand for advanced research applications used by university and government research groups, primarily in Asia and the United States, due to the closures of universities due to COVID-19 shelter-in-place orders.

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

The following tables set forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by segment (dollars in thousands):

	Three Months Ended
	April 4, 2020		March 30, 2019
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
OEM Laser Sources (OLS)	$173,722	59.3%	$231,597	62.1%
Industrial Lasers & Systems (ILS)	119,425	40.7%	141,263	37.9%
Total	$293,147	100.0%	$372,860	100.0%

	Six Months Ended
	April 4, 2020		March 30, 2019
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
OEM Laser Sources (OLS)	$374,670	61.0%	$473,945	62.7%
Industrial Lasers & Systems (ILS)	239,248	39.0%	282,061	37.3%
Total	$613,918	100.0%	$756,006	100.0%

Quarterly

Net sales for the second quarter of fiscal 2020 decreased by $79.7 million, or 21%, compared to the second quarter of fiscal 2019, with decreases of $57.9 million, or 25%, in our OLS segment and $21.8 million, or 16%, in our ILS segment.

The decrease in our OLS segment sales, including lower sales of approximately $25.0 million due to COVID-19, was primarily due to weaker demand resulting in lower shipments of ELA tools used in the flat panel display market and lower revenues from consumable service parts in the flat panel display market as well as lower demand for advanced research applications used by university and government research groups, primarily in Asia and the United States, due to the closures of universities due to COVID-19 shelter-in-place orders. The decrease in our ILS segment sales, including lower sales of approximately $6.0 million due to COVID-19, was primarily due to lower sales for materials processing and lower sales for medical applications within the OEM components and instrumentation market.

Year-to-date

Net sales for the first six months of fiscal 2020 decreased by $142.1 million, or 18.8%, compared to the first six months of fiscal 2019, with decreases of $99.3 million, or 21%, in our OLS segment and $42.8 million, or 15%, in our ILS segment.

The decrease in our OLS segment sales, including lower sales of approximately $25.0 million due to COVID-19, was primarily due to weaker demand resulting in lower shipments of ELA tools used in the flat panel display market as well as lower revenues from consumable service parts and a decrease due to a non-recurring fee of $7.0 million that was recognized in the first quarter of fiscal 2019 related to the cancellation of orders from one customer for our ELA tools. The decrease in our ILS segment sales, including lower sales of approximately $6.0 million due to COVID-19, was primarily due to lower sales for materials processing and lower sales for medical and military applications within the OEM components and instrumentation market.

GROSS PROFIT

Consolidated

Our gross profit percentage decreased by 3.0% to 32.1% in the second quarter of fiscal 2020 from 35.1% in the second quarter of fiscal 2019 and decreased by 3.9% to 33.1% in the first six months of fiscal 2020 from 37.0% in the first six months of fiscal 2019.

The 3.0% decrease in gross profit percentage during the second quarter of fiscal 2020 was primarily due to unfavorable product margins (1.5%), higher other costs (0.8%), higher intangibles amortization (0.4%), higher warranty and installation costs (0.2%) and higher stock-based compensation expense (0.1%) as a percentage of sales. The unfavorable product margins were in both segments and were primarily due to unfavorable absorption of manufacturing costs on lower volumes including the impact of idle facilities due to COVID-19 partially offset by more favorable margins in OLS due to cost reductions on consumable service parts and higher shipments of higher margin flat panel display systems. Other costs were higher primarily due to higher inventory provisions for excess and obsolete inventory and higher duty and freight costs in certain ILS business units as a percentage of sales including the impact of lower sales volumes. The 0.2% higher warranty and installation costs were primarily due to the impact of lower sales volumes.

The 3.9% decrease in gross profit percentage during the first six months of fiscal 2020 was primarily due to unfavorable product margins (3.3%), higher other costs (0.7%), higher intangibles amortization (0.3%) and higher stock-based compensation expense (0.1%) as a percentage of sales partially offset by lower warranty and installation costs (0.5%) as a percentage of sales. The unfavorable product margins were in both segments and were primarily due to unfavorable absorption of manufacturing costs on lower volumes including the impact of idle facilities due to COVID-19 as well as unfavorable product margins in OLS as a result of lower shipments of higher margin flat panel display systems. In addition, the unfavorable impact (0.6%) of a $7.0 million non-recurring fee recognized in the first quarter of fiscal 2019 related to the cancellation of orders from one customer for our ELA tools, partially offset by more favorable margins due to cost reductions on consumable service parts, contributed to the decrease. Other costs were higher primarily due to higher inventory provisions for excess and obsolete inventory and higher duty and freight costs in certain ILS business units as a percentage of sales including the impact of lower sales volumes. The lower warranty and installation costs were primarily in our ILS segment and included lower warranty events with the largest impact from fiber lasers, primarily sold into China, partially offset by the impact of lower sales volumes.

Our gross profit percentage has been and will continue to be affected by a variety of factors including the impact of COVID-19, shipment volumes, product mix, pricing on volume orders, our ability to manufacture advanced and more complex products, manufacturing efficiencies, excess and obsolete inventory write-downs, warranty costs, amortization of intangibles, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems, commodity prices and foreign currency fluctuations, particularly the recent volatility of the Euro and to a lesser extent, the Japanese Yen and South Korean Won. Our gross profit in future quarters will be favorably impacted by lower amortization and depreciation as a result of the impairments of long-lived assets in our ILS segment in the second quarter of fiscal 2020.

OEM Laser Sources

The gross profit percentage in our OLS segment decreased by 1.0% to 45.6% in the second quarter of fiscal 2020 from 46.6% in the second quarter of fiscal 2019. The gross profit percentage in our OLS segment decreased by 2.4% to 46.3% in the first six months of fiscal 2020 from 48.7% in the first six months of fiscal 2019.

The 1.0% decrease in gross profit percentage during the second quarter of fiscal 2020 was primarily due to unfavorable product margins (1.1%) as a result of unfavorable absorption of manufacturing costs on lower volumes including the impact of idle facilities due to COVID-19 partially offset by more favorable margins due to cost reductions on consumable service parts and higher shipments of higher margin flat panel display systems. In addition, higher warranty costs unfavorably impacted margin by 0.1% primarily due to the impact of lower sales volumes. The unfavorable product margins were partially offset by lower intangibles amortization (0.2%) as a percentage of sales.

The 2.4% decrease in gross profit percentage during the first six months of fiscal 2020 was primarily due to unfavorable product margins (2.6%) as a result of unfavorable absorption of manufacturing costs on lower volumes including the impact of idle facilities due to COVID-19 and the 0.8% unfavorable impact of a $7.0 million non-recurring fee recognized in the first quarter of fiscal 2019 related to the cancellation of orders from one customer for our ELA tools partially offset by more favorable margins due to cost reductions on consumable service parts. The unfavorable product margins were partially offset by lower other costs (0.1%) due to lower inventory provisions for excess and obsolete inventory in certain business units as well as lower intangibles amortization (0.1%) as a percentage of sales.

Industrial Lasers & Systems

The gross profit percentage in our ILS segment decreased by 3.5% to 13.5% in the second quarter of fiscal 2020 from 17.0% in the second quarter of fiscal 2019. The gross profit percentage in our ILS segment decreased by 4.8% to 13.5% in the first six months of fiscal 2020 from 18.3% in the first six months of fiscal 2019.

The 3.5% decrease in gross profit percentage during the second quarter of fiscal 2020 was primarily due to higher other costs (1.9%) including higher inventory provisions for excess and obsolete inventory and higher duty and freight costs as a percentage of sales as well as unfavorable product costs (1.0%) including unfavorable absorption of manufacturing costs on lower volumes over multiple products. In addition, gross profit percentage was unfavorably impacted (0.6%) by higher amortization of intangibles as a percentage of sales due to the impact of lower sales.

The 4.8% decrease in gross profit percentage during the first six months of fiscal 2020 was primarily due to unfavorable product costs (3.6%) including unfavorable absorption of manufacturing costs on lower volumes over multiple products and higher other costs (1.8%) including higher inventory provisions for excess and obsolete inventory as a percentage of sales. In addition, gross profit percentage was unfavorably impacted (0.7%) by higher amortization of intangibles as a percentage of sales due to the impact of lower sales. The decreases were partially offset by 1.3% lower warranty and installation costs as a percentage of sales due to fewer warranty events, particularly for our HPFL products sold in China, partially offset by higher warranty events for fiber components products.

OPERATING EXPENSES:

	Three Months Ended
	April 4, 2020		March 30, 2019
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$29,794	10.2%	$30,461	8.2%
Selling, general and administrative	61,307	20.9%	69,463	18.7%
Goodwill and other impairment charges	451,025	153.9%	—	—%
Amortization of intangible assets	1,296	0.4%	1,926	0.5%
Total operating expenses	$543,422	185.4%	$101,850	27.4%

	Six Months Ended
	April 4, 2020		March 30, 2019
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$58,474	9.5%	$59,403	7.9%
Selling, general and administrative	129,858	21.2%	134,020	17.7%
Goodwill and other impairment charges	451,025	73.5%	—	—%
Amortization of intangible assets	2,728	0.4%	4,966	0.6%
Total operating expenses	$642,085	104.6%	$198,389	26.2%

Research and development

Quarterly

Research and development ("R&D") expenses decreased $0.7 million, or 2%, during the second quarter of fiscal 2020 compared to the same quarter one year ago. The decrease was primarily due to $0.6 million lower spending on materials, including higher customer reimbursements, and the favorable impact of foreign exchange rates (primarily the weaker Euro) as well as $0.3 million lower charges for increases in deferred compensation plan liabilities. Partially offsetting the decreases, R&D headcount expenses increased $0.1 million due to higher spending on projects and the impact of an extra week in the second quarter of fiscal 2020 partially offset by lower variable compensation, the impact of headcount reductions and the favorable impact of foreign exchange rates. R&D expenses also increased due to $0.1 million higher stock-based compensation expense.

On a segment basis as compared to the prior year period, OLS R&D spending increased $0.3 million primarily due to higher net spending on materials and headcount partially offset by the favorable impact of foreign exchange rates. ILS R&D spending decreased $0.4 million primarily due to lower net spending on materials and the favorable impact of foreign exchange rates.

Corporate and other R&D spending decreased $0.5 million primarily due to lower headcount spending in our Advanced Research Business unit and lower charges for increases in deferred compensation plan liabilities partially offset by higher stock-based compensation expense.

Year-to-date

Research and development ("R&D") expenses decreased $0.9 million, or 1.6%, during the first six months of fiscal 2020 compared to the same period one year ago. The decrease was primarily due to $1.3 million lower spending on materials, including higher customer reimbursements, and the favorable impact of foreign exchange rates (primarily the weaker Euro). Partially offsetting the decrease, R&D expenses increased $0.2 million as a result of higher charges for increases in deferred compensation plan liabilities, $0.1 million due to higher stock-based compensation expense and $0.1 million due to higher headcount spending. Headcount spending increased $0.1 million due to impact of an extra week in the second quarter of fiscal 2020 partially offset by the impact of headcount reductions and the favorable impact of foreign exchange rates.

On a segment basis as compared to the prior year period, OLS R&D spending increased $1.4 million primarily due to higher net spending on headcount and materials partially offset by the favorable impact of foreign exchange rates. ILS R&D spending decreased $1.3 million primarily due to lower net spending on materials, higher customer reimbursements and the favorable impact of foreign exchange rates. Corporate and other R&D spending decreased $1.0 million primarily due to lower headcount spending in our Advanced Research Business unit partially offset by higher charges for increases in deferred compensation plan liabilities and higher stock-based compensation expense.

Selling, general and administrative

Quarterly

Selling, general and administrative ("SG&A") expenses decreased $8.2 million, or 12%, during the second quarter of fiscal 2020 compared to the same quarter one year ago. The decrease was primarily due to $3.5 million lower spending on headcount, $2.4 million lower other variable spending and $2.3 million lower charges for increases in deferred compensation plan liabilities. The lower spending on headcount was primarily due to lower variable compensation, lower sales commissions, the impact of lower headcount and the favorable impact of foreign exchange rates partially offset by the impact of one extra week in the second quarter of fiscal 2020. The $2.4 million in lower variable spending included lower spending on rep commissions, lower travel and other variable discretionary spending due to COVID-19, the favorable impact of foreign exchange rates and lower provisions for bad debts.

On a segment basis as compared to the prior year period, OLS SG&A expenses decreased $1.6 million primarily due to lower headcount spending, including lower variable compensation and lower commissions, the favorable impact of foreign exchange rates and lower variable spending on rep commissions and travel. ILS SG&A spending decreased $3.7 million primarily due to lower headcount spending including the impact of lower headcount and lower variable compensation, lower variable spending on rep commissions and travel and the favorable impact of foreign exchange rates. Corporate and other SG&A spending decreased $2.9 million primarily due to lower charges for the deferred compensation plan and lower spending on headcount, including lower variable compensation.

Year-to-date

Selling, general and administrative ("SG&A") expenses decreased $4.2 million, or 3.1%, during the first six months of fiscal 2020 compared to the same period one year ago. The decrease was primarily due to $2.8 million lower variable spending, $1.4 million due to an amount received from a legal settlement on a resolved asset recovery matter and $1.2 million lower spending on headcount. The decreases were partially offset by $1.2 million higher charges for increases in deferred compensation plan liabilities. The $2.8 million lower variable spending included the favorable impact of foreign exchange rates, lower spending on travel and other variable discretionary due to COVID-19, lower rep commissions and lower provisions for bad debts. The lower spending on headcount was primarily due to lower sales commissions, the impact of lower headcount and the favorable impact of foreign exchange rates partially offset by the impact of one extra week in the second quarter of fiscal 2020.

On a segment basis as compared to the prior year period, OLS SG&A expenses increased $0.5 million primarily due to higher headcount spending partially offset by the favorable impact of foreign exchange rates, and lower variable spending for rep commissions and travel. ILS SG&A spending decreased $6.7 million primarily due to the receipt of a legal settlement on the resolved asset recovery matter, lower spending on headcount and lower variable spending (including the favorable impact of foreign exchange rates and lower spending on travel). Corporate and other SG&A spending increased $2.0 million primarily due to higher charges for the deferred compensation plan and higher spending on headcount and higher variable spending for audit and tax consulting.

Goodwill and other impairment charges
In the second quarter of fiscal 2020, we recorded non-cash pretax goodwill impairment charges of $327.2 million related to our ILS segment to operating expense in our results of operations. In addition, we recorded non-cash pre-tax charges related to the impairment of intangible assets, property, plant and equipment and ROU assets of the ILS reporting unit of $33.9 million, $85.6 million and $1.8 million, respectively. See Note 8, "Goodwill and Intangible Assets" in the Notes to Condensed Consolidated Financial Statements and Note 11, "Leases" in the Notes to Condensed Consolidated Financial Statements.
In the first quarter of fiscal 2019, we invested 3.0 million Euros ($3.4 million) in 3D-Micromac AG, a private company in Germany. The investment is included in other assets and is being carried on a cost basis. During the second quarter of fiscal 2020, we determined that our investment became impaired and wrote it down to its fair value. As a result, we recorded a non-cash impairment charge of $2.5 million to operating expense in our results of operations in the second quarter of fiscal 2020.
Amortization of intangible assets

Amortization of intangible assets decreased $0.6 million and $2.2 million, respectively, in the three and six months ended April 4, 2020 compared to the same periods last year. The decreases were primarily due to the completion of the amortization of certain intangibles from acquisitions and the favorable impact of foreign exchange rates. Due to the impairment charges recorded in the three months ended April 4, 2020 on certain intangibles assets in our ILS segment, amortization expense will decrease in future quarters both in total amount and as a percentage of net sales.

OTHER INCOME (EXPENSE) — NET

Other income (expense), net, changed by $1.4 million to an expense of $5.7 million in the second quarter of fiscal 2020 from an expense of $4.3 million in the second quarter of fiscal 2019. Other income (expense), net, changed by $4.7 million to an expense of $8.7 million in the first six months of fiscal 2020 from an expense of $13.4 million in the first six months of fiscal 2019.

The second fiscal quarter increase in net other expense was primarily due to $2.6 million higher losses (lower gains), net of expenses, on our deferred compensation plan assets partially offset by $1.7 million lower foreign exchange losses.

The decrease for the first six months of fiscal 2020 in net other expense was primarily due to $2.9 million lower foreign exchange losses, $1.7 million higher gains (lower losses), net of expenses, on our deferred compensation plan assets, and $1.3 million lower interest expense partially offset by $0.7 million lower benefit from non-service pension income. Interest expense decreased primarily due to lower amortization of bond issue costs related to our Euro senior secured term loan facility (the "Euro Term Loan") and lower interest expense on line of credit borrowings partially offset by higher interest on the Euro Term Loan.

INCOME TAXES

Our effective tax rates on loss before income taxes for the three and six months ended April 4, 2020 were 7.9% and 7.7%, respectively. Our effective tax rates for the three and six months ended April 4, 2020 were unfavorably impacted primarily due to the impairment of goodwill that is not deductible for tax purposes and the establishment of valuation allowances for certain deferred tax assets. These unfavorable impacts were partially offset by the release of unrecognized tax benefits net of settlements and competent authority offsets, the geographic distribution of the impairments of certain long-lived assets that are deductible for tax purposes and the reduction in foreign earnings subject to foreign tax rates that are higher than the U.S. tax rates. Our effective tax rate is based on forecasted annual results and these amounts may fluctuate significantly through the rest of the year as a result of the unpredictable impact of COVID-19 on our operating activities.

Our effective tax rates on income before income taxes for the three and six months ended March 30, 2019 were 15.7% and 17.5%, respectively. Our effective tax rates for the three and six months ended March 30, 2019 were lower than the U.S. federal tax rate of 21.0% primarily due to the excess tax benefits from restricted stock unit vesting, the benefit of federal research and development tax credits and the benefit of our Singapore and South Korea tax exemptions. These amounts were partially offset by the impact of income subject to foreign tax rates that are higher than the U.S. tax rates, an accrual for foreign withholding taxes on certain current year foreign earnings not considered permanently reinvested, stock-based compensation not deductible for tax purposes and limitations on the deductibility of compensation under Internal Revenue Code Section 162(m).

LIQUIDITY AND CAPITAL RESOURCES

At April 4, 2020, we had assets classified as cash and cash equivalents and short-term investments, in an aggregate amount of $369.4 million, compared to $306.0 million at September 28, 2019. In addition, at April 4, 2020, we had $5.0 million of restricted cash. At April 4, 2020, approximately $288.0 million of our cash and securities was held in certain of our foreign subsidiaries and branches, $274.9 million of which was denominated in currencies other than the U.S. dollar. Cash held by foreign subsidiaries includes cash in certain entities where we intend to permanently reinvest our accumulated earnings and our current plans do not demonstrate a need for these funds to support our domestic operations. If, however, a portion of these funds are needed for and distributed to our operations in the United States, we may be subject to additional foreign withholding taxes and certain state taxes. The amount of the U.S. and foreign taxes due would depend on the amount and manner of repatriation, as well as the location from where the funds are repatriated. We historically asserted our intention to indefinitely reinvest foreign earnings. In December 2017, we reevaluated our assertion as a result of the enactment of the Tax Act and no longer consider certain foreign earnings to be indefinitely reinvested in our foreign subsidiaries. We actively monitor the third-party depository institutions that hold these assets, primarily focusing on the safety of principal and secondarily maximizing yield on these assets. We diversify our cash and cash equivalents and investments among various financial institutions, money market funds, sovereign debt and other securities in order to reduce our exposure should any one of these financial institutions or financial instruments fail or encounter difficulties. To date, we have not experienced any material loss or lack of access to our invested cash, cash equivalents or short-term investments. However, we can provide no assurances that access to our invested cash, cash equivalents or short-term investments will not be impacted by adverse conditions in the financial markets. To date, we have had sufficient liquidity to manage the financial impact of COVID-19. However, we can provide no assurance that this will continue to be the case if the impact of COVID-19 is prolonged or if there is an extended impact on us or the economy in general. Further, COVID-19 has caused significant uncertainty and volatility in the credit markets. If our liquidity or access to capital becomes significantly constrained, or if costs of capital increase significantly due to the impact of COVID-19 as result of a volatility in the capital markets, a reduction in our creditworthiness or other factors, then our financial condition, results of operations and cash flows could be materially adversely affected.

See "Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk" below for more information about risks and trends related to foreign currencies.

Sources and Uses of Cash

Historically, our primary source of cash has been provided by our operations. Other sources of cash in the past three fiscal years include proceeds from our Euro Term Loan used to finance our acquisition of Rofin, proceeds received from the sale of our stock through our employee stock purchase plan as well as borrowings under our revolving credit facility ("Revolving Credit Facility"). Our historical uses of cash have primarily been for acquisitions of businesses and technologies, the repurchase of our common stock, capital expenditures and debt issuance costs. Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our condensed consolidated statements of cash flows and the notes to condensed consolidated financial statements:

	Three Months Ended
	April 4, 2020	March 30, 2019
	(in thousands)
Net cash provided by operating activities	$105,772	$126,323
Acquisition of businesses, net of cash acquired	—	(18,881)
Investment in 3D-Micromac AG	—	(3,423)
Issuance of shares under employee stock plans	6,821	5,704
Net settlement of restricted common stock	(13,299)	(15,141)
Repurchases of common stock	—	(51,406)
Borrowings (repayments), net	(4,757)	36,387
Purchases of property and equipment	(35,399)	(41,525)

Net cash provided by operating activities decreased by $20.6 million for the first six months of fiscal 2020 compared to the same period one year ago. The decrease in cash provided by operating activities was primarily due to lower net income and lower cash flows from inventories partially offset by higher cash flows from non-cash adjustments including impairment of goodwill and other long-lived assets as well as higher cash flows from accounts receivable and accounts payable. In order to support our liquidity during the pandemic, we are proactively taking measures to increase available cash on hand, including, but not limited to, reducing discretionary spending for operating and capital expenses. To further support our liquidity, we have elected to defer the payment of our employer portion of social security taxes beginning in April 2020 and through the end of the calendar year, which we expect to pay in equal installments in the first quarters of fiscal 2022 and 2023, as provided for under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"). We believe that our existing cash, cash equivalents and short term investments combined with cash to be provided by operating activities and amounts available under our Revolving Credit Facility will be adequate to cover our working capital needs and planned capital expenditures for at least the next 12 months to the extent such items are known or are reasonably determinable based on current business and market conditions, including consideration of the impact of COVID-19. However, we may elect to finance certain of our capital expenditure requirements through other sources of capital. We continue to follow our strategy to further strengthen our financial position by using available cash flow to fund operations.

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

In the first six months of fiscal 2020, we made debt principal payments of $3.7 million, recorded interest expense on the Euro Term Loan of $6.1 million and recorded $1.6 million amortization of debt issuance costs. In the first six months of fiscal 2020, we recorded interest expense related to our Revolving Credit Facility of $0.3 million.

On October 5, 2018, we acquired privately held Ondax for approximately $12.0 million, excluding transaction costs. On October 5, 2018, we acquired certain assets of Quantum Coating, Inc. for approximately $7.0 million, excluding transaction costs.

On October 28, 2018, our board of directors authorized a stock repurchase program authorizing the Company to repurchase up to $250.0 million of our common stock through December 31, 2019, with a limit of no more than $75.0 million per quarter. During fiscal 2019, we repurchased and retired 603,828 shares of outstanding common stock under this program at an average price of $128.20 per share for a total of $77.4 million. We made no repurchases under the program during the first six months of fiscal 2020 and the program expired on December 31, 2019. On February 5, 2020, our board of directors authorized a stock repurchase program authorizing the Company to repurchase up to $100.0 million of our common stock through January 31, 2021. We made no repurchases under the program during the first six months of fiscal 2020. See Note 14, "Stock Repurchases" in the Notes to Condensed Consolidated Financial Statements.

Additional sources of cash available to us, in addition to the amounts available under the Revolving Credit Facility, were international currency lines of credit and bank credit facilities totaling $16.1 million as of April 4, 2020, of which $13.5 million was unused and available. These unsecured international credit facilities were used in Europe and Japan during the first six months of fiscal 2020. As of April 4, 2020, we had utilized $2.6 million of the international credit facilities as guarantees in Europe.

Our ratio of current assets to current liabilities decreased to 4.3:1 at April 4, 2020 compared to 4.6:1 September 28, 2019. The decrease in our ratio was primarily due to lease liabilities recorded as a result of the adoption of ASC 842, lower accounts receivable and higher accounts payable partially offset by increases in our ratio due to higher cash and cash-equivalents and lower other current liabilities. Our cash and cash equivalents, short-term investments and working capital are as follows:

	April 4, 2020	September 28, 2019
	(in thousands)
Cash and cash equivalents	$369,251	$305,833
Short-term investments	116	120
Working capital	857,879	854,507

Contractual Obligations and Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Regulation S-K of the Securities Act of 1933. Information regarding our contractual obligations is provided in Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended September 28, 2019. There have been no material changes in contractual obligations outside of the ordinary course of business since September 28, 2019. Information regarding our other financial commitments at April 4, 2020 is provided in the Notes to Condensed Consolidated Financial Statements in this report.

Changes in Financial Condition

Cash provided by operating activities during the first six months of fiscal 2020 was $105.8 million, which included non-cash goodwill and other impairment charges of $451.0 million, depreciation and amortization of $50.2 million, stock-based compensation expense of $16.7 million, cash provided by operating assets and liabilities of $12.0 million (primarily lower accounts receivable and higher accounts payable net of lower income taxes payable, lower inventories, payments made for lease liabilities and higher prepaid assets), amortization of operating ROU assets of $8.1 million, amortization of debt issuance cost of $1.6 million and non-cash restructuring charges of $1.5 million partially offset by net loss of $413.1 million and net increases in deferred tax assets of $24.6 million. Cash provided by operating activities during the first six months of fiscal 2019 was $126.3 million, which included net income of $56.3 million, depreciation and amortization of $56.8 million, stock-based compensation expense of $16.9 million and amortization of debt issuance cost of $2.6 million partially offset by cash used by operating assets and liabilities of $0.9 million (primarily lower income taxes payable, deferred income, customer deposits and accrued payroll net of lower accounts receivable) and net increases in deferred tax assets of $4.5 million.

Cash used in investing activities during the first six months of fiscal 2020 was $34.5 million, which included $34.5 million, net of proceeds from dispositions, used to acquire property and equipment and purchase and upgrade buildings. Cash used in investing activities during the first six months of fiscal 2019 was $70.8 million, which included $37.2 million, net of proceeds from dispositions, used to acquire property and equipment and purchase and upgrade buildings, $18.9 million, net of cash acquired, to purchase Ondax and Quantum, $11.3 million net purchases of available-for-sale securities and $3.4 million invested in 3D-Micromac AG.

Cash used in financing activities during the first six months of fiscal 2020 was $11.2 million, which included $13.3 million in outflows due to net settlement of restricted stock units and $4.8 million net debt payments partially offset by $6.8 million generated from our employee stock option and purchase plans. Cash used in financing activities during the first six months of fiscal 2019 was $24.5 million, which included $51.4 million used to repurchase shares of our common stock and $15.1 million in outflows due to net settlement of restricted stock units partially offset by $36.4 million net debt borrowings and $5.7 million generated from our employee stock option and purchase plans.

Changes in exchange rates during the first six months of fiscal 2020 resulted in a decrease in cash balances of $4.4 million. Changes in exchange rates during the first six months of fiscal 2019 resulted in a decrease in cash balances of $4.6 million.

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

Interest rate sensitivity

A portion of our investment portfolio is composed of fixed income securities. These securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately (whether due to changes in overall market rates or credit worthiness of the issuers of our individual securities) and uniformly by 10% from levels at April 4, 2020, the fair value of the portfolio, based on quoted market prices in active markets involving similar assets, would decline by an immaterial amount due to their short-term maturities. We have the ability to generally hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. If necessary, we may sell short-term investments prior to maturity to meet our liquidity needs.

At April 4, 2020, the fair value of our available-for-sale debt securities was $0.1 million, all of which was classified short-term investments.

We are exposed to market risks related to fluctuations in interest rates related to our Euro Term Loan. As of April 4, 2020, we owed $390.1 million on this loan with an interest rate of 3.0%. We performed a sensitivity analysis on the outstanding portion of our debt obligation as of April 4, 2020. Should the current average interest rate increase or decrease by 10%, the resulting annual increase or decrease to interest expense would be approximately $1.1 million as of April 4, 2020.

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

At April 4, 2020, approximately $288.0 million of our cash, cash equivalents and short-term investments were held outside the U.S. in certain of our foreign operations, $274.9 million of which was denominated in currencies other than the U.S. dollar.

See Note 7, "Derivative Instruments and Hedging Activities" in Notes to Condensed Consolidated Financial Statements for further discussion of our derivatives and hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of April 4, 2020 ("Evaluation Date"). The controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended April 4, 2020.

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

Our net sales and operating results, such as operating expenses, adjusted EBITDA percentage, net income (loss) and our stock price have varied in the past and may vary significantly from quarter to quarter and from year to year in the future. We believe a number of factors, many of which are outside of our control, could cause these variations and make them difficult to predict, including:

•
general economic uncertainties in the macroeconomic and local economies facing us, our customers and the markets we serve, particularly as the novel coronavirus ("COVID-19") outbreak continues to adversely affect the global economy;

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

•	the timing of receipt of bookings and the timing of and our ability to ultimately convert bookings to net sales;

•	the concentration of a significant amount of our backlog, and resultant net sales, with a few customers in the Microelectronics market;

•	rescheduling of shipments or cancellation of orders by our customers;

•	fluctuations in our product mix;

•	the ability of our customers' other suppliers to provide sufficient material to support our customers' products;

•	currency fluctuations and stability, in particular the Euro, the Japanese Yen, the South Korean Won, the Chinese RMB and the U.S. Dollar as compared to other currencies;

•	commodity pricing;

•	interpretation and impact of the U.S. Tax Cuts and Jobs Act (the "Tax Act") and the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act");

•	introductions of new products and product enhancements by our competitors, entry of new competitors into our markets, pricing pressures and other competitive factors;

•	the increasing focus by companies in China to vertically integrate and consolidate their supply chains fully with products manufactured in China;

•	our ability to develop, introduce, manufacture and ship new and enhanced products in a timely manner without defects;

•
our ability to manage our manufacturing capacity across our diverse product lines and that of our suppliers, including our ability to successfully expand our manufacturing capacity in various locations around the world;

•	our ability to successfully and fully integrate acquisitions, such as the historical Rofin businesses, into our operations and management;

•
our ability to successfully internally transfer the manufacturing of products and related operations as part of our integration and internal reorganization efforts and to realize anticipated benefits (including savings) therefrom, such as with our recently announced plan to co-locate the manufacturing and engineering of our High Power Fiber Lasers ("HPFL") products at our Hamburg, Germany, facility to our Tampere, Finland, location and exit a portion of our HPFL business;

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

Our business, financial condition and results of operations for fiscal year 2020 and beyond may be materially adversely affected by the COVID-19 outbreak.

The full extent to which COVID-19 will impact our financial condition and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including COVID-19 infections intensifying or returning in various geographic areas, new medical and other information that may emerge concerning COVID-19 and the actions by governmental entities or others to address it, contain it or treat its impact.

COVID-19 poses the risk that we or our employees, suppliers, distributors, customers and others may be restricted or prevented from conducting business activities for indefinite or intermittent periods of time, including as a result of employee health and safety concerns, shutdowns, shelter-in-place ("SiP") orders, travel restrictions and other actions and restrictions that may be prudent or required by governmental authorities. Even after governmental entities have lifted current SiP orders, there is a risk that such orders will be reinstated in jurisdictions in the short and long term, making it difficult to predict the longer term financial impact of this virus on the Company.

To date, many (but not all) of our business operations and those of our suppliers, distributors and customers have been classified as essential or otherwise permitted to operate in jurisdictions in which facility closures have been mandated, however, we can give no assurance that this will not change in the future or that we, our suppliers, distributors and customers will continue to be permitted to conduct business in each of the jurisdictions in which we operate.

In addition, we have modified our business practices for the continued health and safety of our employees - including, among other things, implementing a work-from-home policy to the fullest extent possible, a limited travel policy and a social distancing policy - and we may take further actions, or be required to take further actions, that are in the best interests of our employees. Our suppliers, distributors and customers have also implemented such measures, which has resulted in, and we expect it will continue to result in, disruptions or delays and higher costs. The implementation of health and safety practices by us, our suppliers, distributors or our customers could impact customer demand, supplier deliveries, our productivity, and costs, which could have a material adverse impact on our business, financial condition, or results of operations.

While we currently believe we have sufficient liquidity to manage the financial impact of COVID-19, we can give no assurance that this will continue to be the case if the impact of COVID-19 is prolonged or if there is an extended impact on us or the economy generally. Further, the impacts of COVID-19 have caused significant uncertainty and volatility in the credit markets. If our liquidity or access to capital becomes significantly constrained, or if costs of capital increase significantly due to the impact of COVID-19 as result of volatility in the capital markets, a reduction in our creditworthiness or other factors, then our financial condition, results of operations and cash flows could be materially adversely affected.

Our management of the impact of COVID-19 has and will continue to require significant investment of time from our management and employees, as well as resources across our enterprise. The focus on managing and mitigating the impacts of COVID-19 on our business may cause us to divert or delay the application of our resources toward existing or new initiatives or investments, which could have a material adverse impact on our results of operations.

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

We currently purchase several key components and materials used in the manufacture of our products from sole source or limited source suppliers. In particular, from time-to-time our customers require us to ramp up production and/or accelerate delivery schedules of our products. Our key suppliers may not have the ability to increase their production in line with our customers' demands. This can become acute during times of high growth in our customers' businesses. Our failure to timely receive these key components and materials would likely cause delays in the shipment of our products, which would likely negatively impact both our customers and our business. Some of these suppliers are relatively small private companies that may discontinue their operations at any time and which may be particularly susceptible to prevailing economic conditions. Some of our suppliers are located in regions which may be susceptible to natural and man-made disasters, such as the flooding in Thailand and the earthquake, tsunami and resulting nuclear disaster in Japan and severe flooding and power loss in the Eastern part of the United States and in California. In addition, our suppliers may be adversely affected by COVID-19 and the related imposition of government restrictions to mitigate the spread of the virus. We typically purchase our components and materials through purchase orders or agreed upon terms and conditions, and we do not have guaranteed supply arrangements with many of these suppliers. For certain long-lead time supplies or in order to lock-in pricing, we may be obligated to place non-cancellable purchase orders or otherwise assume liability for a large amount of the ordered supplies, which limits our ability to adjust down our inventory liability in the event of market downturns or other customer cancellations or rescheduling of their purchase orders for our products.

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

Like most other multinational companies, we are also highly dependent upon the ability to ship products to customers and to receive shipments of supplies from suppliers. COVID-19 and resulting government policies have resulted in variable limitations on our ability to receive supplies and to ship our products to customers. In the event of a disruption in the worldwide or regional shipping infrastructure, our access to supplies and our ability to deliver products to customers would correspondingly be negatively impacted. Any such disruption would likely materially and adversely affect our operating results and financial condition.

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

In the flat panel display market, there are a relatively limited number of manufacturers who are the end customers for our annealing products. In the second quarter of fiscal 2020, Advanced Process Systems Corporation, an integrator in the flat panel display market based in South Korea, contributed more than 10% of our revenue. Given macroeconomic conditions, varying consumer demand and technical process limitations at manufacturers, we may see fluctuations in orders, including periods with no or few orders, and our customers may seek to reschedule or cancel orders. For example, in the fourth quarter of fiscal 2018, a customer requested a change of delivery date resulting in a significant order being rescheduled from the first to the second quarter of fiscal 2019. In addition, in the first quarter of fiscal 2019, one customer cancelled three purchase orders which included backlog shippable within 12 months of $38.2 million as well as some additional orders which were unscheduled.

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

Following the merger, the size and complexity of the business of the combined company has increased significantly. Our future success depends, in part, upon our ability to manage this expanded business, which has and will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. For example, we recently announced two planned site consolidations: (1) the relocation of the manufacturing and engineering of our HPFL products from our Hamburg, Germany, facility to our Tampere, Finland, location and the exit from a portion of our HPFL business, and (2) vacating our leased facility in Santa Clara at the end of the current lease term in calendar 2020 and combining the operations at our Santa Clara headquarters. The execution of these consolidation projects could result in temporary loss of productivity or operational efficiency, interruptions in manufacturing or other unforeseen challenges while the projects are ongoing. Moreover, there can be no assurances that we will be successful in realizing the anticipated savings in connection with these consolidations or with our broader efforts to manage our expanded business or that we will realize the expected synergies and benefits anticipated from the merger.

Charges to earnings resulting from the application of the purchase method of accounting to the Rofin acquisition may adversely affect our results of operations.

In accordance with generally accepted accounting principles, we have accounted for the Rofin acquisition using the purchase method of accounting. Under the purchase method of accounting, we allocated the total purchase price of Rofin's net tangible and identifiable intangible assets based upon their estimated fair values at the acquisition date. The excess of the purchase price over net tangible and identifiable intangible assets was recorded as goodwill. We have incurred and will continue to incur additional depreciation and amortization expense over the useful lives of certain of the net tangible and intangible assets acquired in connection with the acquisition. These depreciation, amortization and potential impairment charges could have a material impact on our results of operations. In addition, to the extent the value of goodwill or intangible assets with indefinite lives becomes impaired, we may be required to incur material charges relating to the impairment of those assets. For example, in the quarter ended April 4, 2020, the worldwide spread of COVID-19 created significant volatility, uncertainty and disruption to the global economy, representing an indicator to test our goodwill for impairment. The former operations of Rofin are largely included in our ILS segment. As a result of that test, we recorded a non-cash pre-tax charge related to the ILS reporting unit of $327.2 million, reducing the goodwill balance of the reporting unit to zero. In addition, we performed impairment tests on the long-lived assets allocated to the asset group of the ILS reporting unit, including intangible assets, property, plant and equipment and right-of-use ("ROU") assets as of April 4, 2020 and recorded non-cash pre-tax charges related to the impairment intangible assets, property, plant and equipment and ROU assets of the ILS reporting unit of $33.9 million, $85.6 million and $1.8 million, respectively.

Our indebtedness following the Rofin merger is substantially greater than our indebtedness prior to the merger. This increased level of indebtedness could adversely affect us, including by decreasing our business flexibility, and will increase our borrowing costs.

In November 2016, we entered into a credit agreement (the "Credit Agreement"), which provided for a 670.0 million Euro term loan, all of which was drawn, and a $100.0 million revolving credit facility, under which a 10 million Euro letter of credit was issued. As of April 4, 2020, 361.6 million Euros were outstanding under the term loan. As of April 4, 2020, the revolving credit facility had been used for guarantees of 10.0 million Euros as well as borrowings of $10.0 million. We may incur additional indebtedness in the future by accessing the revolving credit facility and/or entering into new financing arrangements. Our ability to pay interest and repay the principal of our current indebtedness is dependent upon our ability to manage our business operations and the ongoing interest rate environment. There can be no assurance that we will be able to manage any of these risks successfully.

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

A portion of our net sales in the microelectronics market depends on the demand for our products by advanced packaging applications and semiconductor equipment companies. These markets have historically been characterized by sudden and severe cyclical variations in product supply and demand, which have often severely affected the demand for semiconductor manufacturing equipment, including laser-based tools and systems. The timing, severity and duration of these market cycles are difficult to predict, especially during these COVID-19 related times, and we may not be able to respond effectively to these cycles. The continuing uncertainty in these markets severely limits our ability to predict our business prospects or financial results in these markets.

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

Volatility and disruption in the capital and credit markets, depressed consumer confidence, government economic policies, negative economic conditions, volatile corporate profits and reduced capital spending could negatively impact demand for our products. In particular, it is difficult to develop and implement strategy, sustainable business models and efficient operations, as well as effectively manage supply chain relationships, in the face of such conditions, including uncertainty regarding the ability of some of our suppliers to continue operations and provide us with uninterrupted supply flow. Our ability to maintain our research and development investments in our broad product offerings may be adversely impacted in the event that our future sales decline or remain flat. Spending and the timing thereof by consumers and businesses have a significant impact on our results and, where such spending is delayed or cancelled, it could have a material negative impact on our operating results. Global economic conditions have become more uncertain and challenging as the effects of COVID-19 continue to have a significant adverse effect on the global economy. Weakness in our end markets has negatively impacted our net sales, gross margin and operating expenses, and, if it continues, could have a material adverse effect on our business, financial condition and results of operations.

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

Our current products address a broad range of commercial and scientific research applications in the photonics markets. We cannot assure you that the market for these applications will continue to generate significant or consistent demand for our products. Demand for our products could be significantly diminished by disrupting technologies or products that replace them or render them obsolete. Furthermore, the new and enhanced products in certain markets generally continue to be smaller in size and have lower ASPs, and therefore, we have to sell more units to maintain revenue levels. Accordingly, we must continue to invest in research and development in order to develop competitive products. Current restrictions resulting from the COVID-19 pandemic have a negative impact on the work on some of our research and development programs due to the inability of some personnel being able to work in applicable regional labs.

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

For the three and six months ended April 4, 2020, 75% and 76%, respectively, of our net sales were derived from customers outside of the United States. For fiscal 2019, 2018 and 2017, 76%, 84% and 83%, respectively, of our net sales were derived from customers outside of the United States. We anticipate that foreign sales, particularly in Asia, will continue to account for a significant portion of our net sales in the foreseeable future.

A global economic slowdown or a natural disaster could have a negative effect on various foreign markets in which we operate, such as the earthquake, tsunami and resulting nuclear disaster in Japan and the flooding in Thailand. Such a slowdown may cause us to reduce our presence in certain countries, which may negatively affect the overall level of business in such countries. Our foreign sales are primarily through our direct sales force. Additionally, some foreign sales are made through foreign distributors and representatives. Currently, the effects of COVID-19 are having a significantly adverse effect on the global economy, which is affecting the various markets in which we operate.

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

Under accounting principles generally accepted in the United States, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered in determining whether a change in circumstances indicating that the carrying value of our goodwill or other intangible assets may not be recoverable include declines in our stock price and market capitalization or future cash flows projections. A decline in our stock price, or any other adverse change in market conditions, particularly if such change has the effect of changing one of the critical assumptions or estimates we used to calculate the estimated fair value of our reporting units, could result in a change to the estimation of fair value that could result in an impairment charge. Any such material charges, whether related to goodwill or purchased intangible assets, may have a material negative impact on our financial and operating results. For example, in the quarter ended April 4, 2020, the worldwide spread of COVID-19 has created significant volatility, uncertainty and disruption to the global economy, representing an indicator to test our goodwill for impairment. As a result of that test, we recorded a non-cash pre-tax charge related to the ILS reporting unit of $327.2 million, reducing the goodwill balance of the reporting unit to zero. In addition, we performed impairment tests on the long-lived assets allocated to the asset group of the ILS reporting unit, including intangible assets, property, plant and equipment and ROU assets as of April 4, 2020 and recorded non-cash pre-tax charges related to the impairment intangible assets, property, plant and equipment and ROU assets of the ILS reporting unit of $33.9 million, $85.6 million and $1.8 million, respectively.

We depend on skilled personnel to operate our business effectively in a rapidly changing market, and if we are unable to retain existing or hire additional personnel when needed, or manage transitions among members of our leadership team, in particular the recently announced transition of our President and Chief Executive Officer, our ability to develop and sell our products could be harmed.

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

Our future success depends upon the continued services of our executive officers and other key engineering, sales, marketing, manufacturing and support personnel, as well as our ability to effectively transition to their successors. Most recently, we appointed a new President and Chief Executive Officer in April 2020, at which time our former President and CEO, who had served in such position since 2002, transitioned to the role of special advisor to the Company. This transition may be disruptive to our business, and if we are unable to execute an orderly transition and successfully integrate our new CEO into our management team, our revenue, operating results and financial condition may be adversely affected. In addition, our former head of sales transitioned to the role of special advisor to the CEO at the end of fiscal 2019. Any future changes to our executive and senior management teams, including hires or departures, could cause further disruption to our business and have a negative impact on our operating performance, while these operational areas are in transition. We can provide no assurance that we will be able to find suitable successors to key roles as transitions occur or that any identified successor will be successfully integrated into our management team. Our inability to do so, or to retain other key employees or effectively transition to their successors, or any delay in filling any such positions, could harm our business and our results of operations.

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

We use rolling forecasts based on anticipated product orders and material requirements planning systems to determine our product requirements. It is very important that we accurately predict both the demand for our products and the lead times required to obtain the necessary components and materials. We depend on our suppliers for most of our product components and materials. Lead times for components and materials that we order vary significantly and depend on factors including the specific supplier requirements, the size of the order, contract terms and current market demand for components. For substantial increases in our sales levels of certain products, some of our suppliers may need at least nine months lead-time. If we overestimate our component and material requirements, we may have excess inventory, which would increase our costs. If we underestimate our component and material requirements, we may have inadequate inventory, which could interrupt and delay delivery of our products to our customers. We expect that the volatility and uncertainty created by COVID-19 in the markets we serve will exacerbate these issues, and any of these occurrences would negatively impact our net sales, business or operating results.

Our reliance on contract manufacturing and outsourcing may adversely impact our financial results and operations due to our decreased control over the performance and timing of certain aspects of our manufacturing.

Our manufacturing strategy includes partnering with contract manufacturers to outsource non-core subassemblies and less complex turnkey products, including some performed at international sites located in Asia and Eastern Europe. Our ability to resume internal manufacturing operations for certain products and components in a timely manner may be eliminated. The cost, quality, performance and availability of contract manufacturing operations are and will be essential to the successful production and sale of many of our products. Our financial condition or results of operation could be adversely impacted if any contract manufacturer or other supplier is unable for any reason, including as a result of COVID-19 and the negative effect it is having on the global economy, to meet our cost, quality, performance, and availability standards. We may not be able to provide contract manufacturers with product volumes that are high enough to achieve sufficient cost savings. If shipments fall below forecasted levels, we may incur increased costs or be required to take ownership of the inventory. Also, our ability to control the quality of products produced by contract manufacturers may be limited and quality issues may not be resolved in a timely manner, which could adversely impact our financial condition or results of operations.

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

We have in the past made strategic acquisitions of other corporations and entities, including Ondax in October 2018, OR Laser in March 2018 and Rofin in November 2016, as well as asset purchases, and we continue to evaluate potential strategic acquisitions of complementary companies, products and technologies. In the event of any future acquisitions, we could:

•	issue stock that would dilute our current stockholders' percentage ownership;

•	pay cash that would decrease our working capital;

•	incur debt;

•	assume liabilities; or

•	incur expenses related to impairment of goodwill and other long-lived assets, as we incurred in the quarter ending April 4, 2020 totaling $451.0 million.

Acquisitions also involve numerous risks, including:

•	problems combining the acquired operations, systems, technologies or products;

•	an inability to realize expected operating efficiencies or product integration benefits;

•	difficulties in coordinating and integrating geographically separated personnel, organizations, systems and facilities;

•	difficulties integrating business cultures;

•	unanticipated costs or liabilities, including the costs associated with improving the internal controls of the acquired company;

•	diversion of management's attention from our core businesses;

•	adverse effects on existing business relationships with suppliers and customers;

•	potential loss of key employees, particularly those of the purchased organizations;

•	incurring unforeseen obligations or liabilities in connection with acquisitions; and

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

Our operations, logistics and facilities and those of our customers, suppliers and contract manufacturers could be subject to a catastrophic loss from fire, flood, earthquake, volcanic eruption, work stoppages, power outages, acts of war, pandemic illnesses such as the current COVID-19 pandemic, energy shortages, theft of assets, other natural disasters or terrorist activity. A substantial portion of our research and development activities, manufacturing, our corporate headquarters and other critical business operations are located near major earthquake faults in Santa Clara, California, an area with a history of seismic events. Any such loss or detrimental impact to any of our operations, logistics or facilities could disrupt our operations, delay production, shipments and net sales and result in large expenses to repair or replace the facility. While we have obtained insurance to cover most potential losses, after reviewing the costs and limitations associated with earthquake insurance, we have decided not to procure such insurance. We believe that this decision is consistent with decisions reached by numerous other companies located nearby. We cannot assure you that our existing insurance coverage will be adequate against all other possible losses.

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

As a global company, we are subject to taxation in the United States and various other countries and jurisdictions. Significant judgment is required to determine our worldwide tax liabilities. A number of factors may affect our future effective tax rates including, but not limited to:

•	interpretation and impact of the recently enacted and aforementioned U.S. tax laws, the Tax Act and the CARES Act;

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

•
the resolution of issues arising from tax audits with various tax authorities, and in particular, the outcome of the German tax audits for fiscal 2010-2016 and the appeals of the South Korean fiscal 2014-2017 tax audits through the competent authority process between South Korea, Germany and the United States;

•	adjustments to estimated taxes upon finalization of various tax returns;

•	increases in expenses not deductible for tax purposes, including impairments of goodwill in connection with acquisitions;

•	our ability to meet the eligibility requirements for tax holidays of limited time tax-advantage status;

•	changes in available tax credits;

•	changes in share-based compensation;

•	changes in other tax laws or the interpretation of such tax laws, including the Base Erosion Profit Shifting action plan implemented by the Organization for Economic Co-operation and Development;

•	changes in generally accepted accounting principles; and

•	significant fluctuations in business activities due to the COVID-19 pandemic.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On November 6, 2018, we announced that our board of directors authorized a stock repurchase program authorizing the Company to repurchase up to $250.0 million of our common stock through December 31, 2019, with a limit of no more than $75.0 million per quarter. No repurchases were made during the six months ended April 4, 2020 and the program expired on December 31, 2019.

On February 5, 2020, we announced that our board of directors authorized a stock repurchase program authorizing the Company to repurchase up to $100.0 million of our common stock through January 31, 2021. No repurchases were made during the six months ended April 4, 2020.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Employment Agreement dated March 31, 2020 between Andreas W. Mattes and the Company (previously filed as Exhibit 10.1 to Form 8-K filed on April 6, 2020).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Furnished herewith.

COHERENT, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coherent, Inc.
(Registrant)

Date:	May 28, 2020	/s/:	ANDREAS W. MATTES
Andreas W. Mattes
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 28, 2020	/s/:	KEVIN S. PALATNIK
Kevin S. Palatnik
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)