Form 10-Q
period 2020-07-04
COHERENT INC
filed 2020-08-12
CIK 21510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ___________________________________________________
FORM 10-Q
 ___________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 4, 2020
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

 The number of shares outstanding of registrant’s common stock, par value $.01 per share, on August 10, 2020 was 24,256,318.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Net sales	$298,330	$339,170	$912,248	$1,095,176
Cost of sales	203,053	241,167	613,607	717,106
Gross profit	95,277	98,003	298,641	378,070
Operating expenses:
Research and development	28,283	30,692	86,757	90,095
Selling, general and administrative	67,525	67,686	197,383	201,706
Goodwill and other impairment charges	—	—	451,025	—
Amortization of intangible assets	643	6,782	3,371	11,748
Total operating expenses	96,451	105,160	738,536	303,549
Income (loss) from operations	(1,174)	(7,157)	(439,895)	74,521
Other income (expense):
Interest income	269	257	906	903
Interest expense	(4,046)	(4,974)	(12,563)	(14,794)
Other—net	(505)	331	(1,322)	(3,898)
Total other expense, net	(4,282)	(4,386)	(12,979)	(17,789)
Income (loss) before income taxes	(5,456)	(11,543)	(452,874)	56,732
Provision for (benefit from) income taxes	3,252	(8,444)	(31,046)	3,531
Net income (loss)	$(8,708)	$(3,099)	$(421,828)	$53,201

Net income (loss) per share:
Basic	$(0.36)	$(0.13)	$(17.52)	$2.20
Diluted	$(0.36)	$(0.13)	$(17.52)	$2.19

Shares used in computation:
Basic	24,159	24,054	24,075	24,185
Diluted	24,159	24,054	24,075	24,333

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in thousands)

	Three Months Ended		Nine Months Ended
	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Net income (loss)	$(8,708)	$(3,099)	$(421,828)	$53,201
Other comprehensive income (loss): (1)
Translation adjustment, net of taxes (2)	8,183	2,762	(1,916)	(10,506)
Defined benefit pension plans, net of taxes (3)	(920)	(971)	690	(1,719)
Other comprehensive income (loss), net of tax	7,263	1,791	(1,226)	(12,225)
Comprehensive income (loss)	$(1,445)	$(1,308)	$(423,054)	$40,976

(1) Reclassification adjustments were not significant during the three and nine months ended July 4, 2020 and June 29, 2019.

(2)  Tax expenses of $2,268 and $1,459 were provided on translation adjustments during the three and nine months ended July 4, 2020, respectively. Tax expenses (benefits) of $535 and $(2,911) were provided on translation adjustments during the three and nine months ended June 29, 2019, respectively.

(3)  Tax expenses (benefits) of $(445) and $230 were provided on changes in defined benefit pension plans for the three and nine months ended July 4, 2020, respectively. Tax benefits of $322 and $605 were provided on changes in defined benefit pension plans for the three and nine months ended June 29, 2019, respectively.

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except par value)

	July 4, 2020	September 28, 2019
ASSETS
Current assets:
Cash and cash equivalents	$378,992	$305,833
Restricted cash	736	792
Short-term investments	41,898	120
Accounts receivable—net of allowances of $6,838 and $8,690, respectively	197,757	267,553
Inventories	448,972	442,530
Prepaid expenses and other assets	90,237	77,993
Total current assets	1,158,592	1,094,821
Property and equipment, net	251,453	323,434
Goodwill	98,647	427,101
Intangible assets, net	24,005	84,813
Non-current restricted cash	4,486	12,036
Other assets	232,942	140,964
Total assets	$1,770,125	$2,083,169

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current-portion of long-term obligations	$16,554	$14,863
Accounts payable	68,484	51,531
Income taxes payable	3,922	6,185
Other current liabilities	174,557	167,735
Total current liabilities	263,517	240,314
Long-term obligations	397,264	392,238
Other long-term liabilities	215,838	165,881
Commitments and contingencies (Note 13)
Stockholders' equity:
Common stock, Authorized—500,000 shares, par value $.01 per share:
Outstanding— 24,256 shares and 23,982 shares, respectively	241	238
Additional paid-in capital	66,141	34,320
Accumulated other comprehensive loss	(37,562)	(36,336)
Retained earnings	864,686	1,286,514
Total stockholders’ equity	893,506	1,284,736
Total liabilities and stockholders’ equity	$1,770,125	$2,083,169

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited; in thousands)

	Common Stock Shares	Common Stock Par Value	Add. Paid-in Capital	Accum. Other Comp. Income (Loss)	Retained Earnings	Total
Balances, September 29, 2018	24,299	$242	$78,700	$2,833	$1,232,689	$1,314,464
Common stock issued under stock plans, net of shares withheld for employee taxes	223	2	(9,141)	—	—	(9,139)
Repurchases of common stock	(195)	(2)	(25,499)	—	—	(25,501)
Stock-based compensation	—	—	7,791	—	—	7,791
Net income	—	—	—	—	35,550	35,550
Other comprehensive loss, net of tax	—	—	—	(5,682)	—	(5,682)
Balances, December 29, 2018	24,327	$242	$51,851	$(2,849)	$1,268,239	$1,317,483
Common stock issued under stock plans, net of shares withheld for employee taxes	10	—	(298)	—	—	(298)
Repurchases of common stock	(200)	(2)	(25,903)	—	—	(25,905)
Stock-based compensation	—	—	9,086	—	—	9,086
Net income	—	—	—	—	20,750	20,750
Other comprehensive loss, net of tax	—	—	—	(8,334)	—	(8,334)
Balances, March 30, 2019	24,137	$240	$34,736	$(11,183)	$1,288,989	$1,312,782
Common stock issued under stock plans, net of shares withheld for employee taxes	54	—	6,081	—	—	6,081
Repurchases of common stock	(209)	(2)	(26,002)	—	—	(26,004)
Stock-based compensation	—	—	9,660	—	—	9,660
Net loss	—	—	—	—	(3,099)	(3,099)
Other comprehensive income, net of tax	—	—	—	1,791	—	1,791
Balances, June 29, 2019	23,982	$238	$24,475	$(9,392)	$1,285,890	$1,301,211

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited; in thousands)

	Common Stock Shares	Common Stock Par Value	Add. Paid-in Capital	Accum. Other Comp. Income (Loss)	Retained Earnings	Total
Balances, September 28, 2019	23,982	$238	$34,320	$(36,336)	$1,286,514	$1,284,736
Common stock issued under stock plans, net of shares withheld for employee taxes	171	2	(7,430)	—	—	(7,428)
Stock-based compensation	—	—	7,574	—	—	7,574
Net income	—	—	—	—	5,793	5,793
Other comprehensive income, net of tax	—	—	—	15,300	—	15,300
Balances, December 28, 2019	24,153	$240	$34,464	$(21,036)	$1,292,307	$1,305,975
Common stock issued under stock plans, net of shares withheld for employee taxes	39	—	950	—	—	950
Stock-based compensation	—	—	9,207	—	—	9,207
Net loss	—	—	—	—	(418,913)	(418,913)
Other comprehensive loss, net of tax	—	—	—	(23,789)	—	(23,789)
Balances, April 4, 2020	24,192	$240	$44,621	$(44,825)	$873,394	$873,430
Common stock issued under stock plans, net of shares withheld for employee taxes	64	1	6,319	—	—	6,320
Stock-based compensation	—	—	15,201	—	—	15,201
Net loss	—	—	—	—	(8,708)	(8,708)
Other comprehensive income, net of tax	—	—	—	7,263	—	7,263
Balances, July 4, 2020	24,256	$241	$66,141	$(37,562)	$864,686	$893,506

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended
	July 4, 2020	June 29, 2019
Cash flows from operating activities:
Net income (loss)	$(421,828)	$53,201
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	36,257	41,462
Amortization of intangible assets	27,166	47,725
Impairment of goodwill	327,203	—
Impairment of long-lived assets	121,350	—
Impairment of investment	2,472	—
Deferred income taxes	(21,797)	(8,209)
Amortization of debt issuance cost	2,451	3,810
Stock-based compensation	31,076	26,535
Non-cash restructuring charges	2,068	12,121
Amortization of operating right of use assets	12,146	—
Other non-cash expense (income)	1,647	(2,498)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	71,723	85,090
Inventories	(164)	1,719
Prepaid expenses and other assets	(626)	8,327
Other long-term assets	1,391	1,661
Accounts payable	14,716	(5,218)
Income taxes payable/receivable	(33,642)	(115,413)
Operating lease liabilities	(12,342)	—
Other current liabilities	(5,194)	(16,737)
Other long-term liabilities	3,991	1,788
Net cash provided by operating activities	160,064	135,364

Cash flows from investing activities:
Purchases of property and equipment	(48,436)	(60,511)
Proceeds from dispositions of property and equipment	668	5,228
Purchases of available-for-sale securities	(42,018)	(11,552)
Proceeds from sales and maturities of available-for-sale securities	240	9,557
Acquisition of businesses, net of cash acquired	—	(18,881)
Investment at cost	—	(3,423)
Net cash used in investing activities	(89,546)	(79,582)

Cash flows from financing activities:
Short-term borrowings	12,695	107,054
Repayments of short-term borrowings	(14,010)	(68,720)
Repayments of long-term borrowings	(5,865)	(5,686)
Issuance of common stock under employee stock option and purchase plans	13,361	11,811
Net settlement of restricted common stock	(13,519)	(15,167)
Repurchase of common stock	—	(77,410)
Net cash used in financing activities	(7,338)	(48,118)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,373	(1,940)
Net increase in cash, cash equivalents and restricted cash	65,553	5,724
Cash, cash equivalents and restricted cash, beginning of period	318,661	324,045
Cash, cash equivalents and restricted cash, end of period	$384,214	$329,769

Non-cash investing and financing activities:
Unpaid property and equipment purchases	$5,826	$4,985

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows.

	July 4, 2020	June 29, 2019
Cash and cash equivalents	$378,992	$316,458
Restricted cash, current	736	825
Restricted cash, non-current	4,486	12,486
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$384,214	$329,769
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

Based on our internal projections and the preparation of our financial statements for the quarter ended April 4, 2020, and considering the forecasted decrease in demand due to the COVID-19 pandemic and other factors, we believed that the fair value of our Industrial Lasers & Systems ("ILS") reporting unit might no longer have exceeded its carrying value and performed an interim goodwill impairment test on the ILS and OEM Laser Sources ("OLS") reporting units. Based on the estimated fair value of the ILS reporting unit, we recorded non-cash pre-tax goodwill impairment charges of $327.2 million in the quarter ended April 4, 2020. In addition, we performed impairment tests on the long-lived assets allocated to the asset group of the ILS reporting unit, including intangible assets, property, plant and equipment and ROU assets as of April 4, 2020 and recorded non-cash pre-tax charges in the quarter ended April 4, 2020 related to the impairment of intangible assets, property, plant and equipment and ROU assets of the ILS reporting unit of $33.9 million, $85.6 million and $1.8 million, respectively. See Note 8, "Goodwill and Intangible Assets" and Note 11, "Leases" in the Notes to Condensed Consolidated Financial Statements.

Change in Accounting Policies - Leasing

Except for the adoption of Accounting Standards Update ("ASU") 2016-02, Leases ("ASC 842") on September 29, 2019 and the resulting changes in our accounting policies and disclosures for lease accounting, there have been no significant changes to our significant accounting policies as of and for the nine months ended July 4, 2020, as compared to the significant accounting policies described in our Annual Report on Form 10-K for our fiscal year ended September 28, 2019.

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

2.    RECENT ACCOUNTING STANDARDS

Adoption of New Accounting Pronouncement

In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2019-12, Simplifying the Accounting for Income Taxes. The ASU updates specific areas of ASC 740, Income Taxes, to reduce complexity while maintaining or improving the usefulness of the information provided to users of financial statements. We elected to early adopt ASU 2019-12 in the second quarter of fiscal 2020 with no material impact to our condensed consolidated financial statements.

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

The following tables summarize revenue from contracts with customers (in thousands):

Sales by revenue type and segment

	Three Months Ended
	July 4, 2020		June 29, 2019
	OEM Laser Sources	Industrial Lasers & Systems	OEM Laser Sources	Industrial Lasers & Systems
Net sales:
Products(1)	$109,995	$91,114	$115,992	$104,784
Other product and service revenues(2)	74,699	22,522	90,293	28,101
Total net sales	$184,694	$113,636	$206,285	$132,885
(1) Net sales primarily recognized at a point in time.
(2) Includes sales of spare parts, related accessories and other consumable parts as well as revenues from service agreements, of which $15.4 million and $14.1 million for the three months ended July 4, 2020 and June 29, 2019, respectively, were recognized over time.

	Nine Months Ended
	July 4, 2020		June 29, 2019
	OEM Laser Sources	Industrial Lasers & Systems	OEM Laser Sources	Industrial Lasers & Systems
Net sales:
Products(1)	$321,691	$277,710	$412,629	$329,537
Other product and service revenues(2)	237,673	75,174	267,601	85,409
Total net sales	$559,364	$352,884	$680,230	$414,946

(1) Net sales primarily recognized at a point in time.
(2) Includes sales of spare parts, related accessories and other consumable parts as well as revenues from service agreements, of which $46.3 million and $40.1 million for the nine months ended July 4, 2020 and June 29, 2019, respectively, were recognized over time.

Sales by market application and segment

	Three Months Ended
	July 4, 2020		June 29, 2019
	OEM Laser Sources	Industrial Lasers & Systems	OEM Laser Sources	Industrial Lasers & Systems
Net sales:
Microelectronics	$123,635	$18,207	$126,754	$16,467
Materials processing	7,581	74,156	11,207	90,198
OEM components and instrumentation	33,588	19,903	39,997	24,300
Scientific and government programs	19,890	1,370	28,327	1,920
Total net sales	$184,694	$113,636	$206,285	$132,885

	Nine Months Ended
	July 4, 2020		June 29, 2019
	OEM Laser Sources	Industrial Lasers & Systems	OEM Laser Sources	Industrial Lasers & Systems
Net sales:
Microelectronics	$343,429	$50,726	$441,597	$49,298
Materials processing	26,373	230,043	29,493	281,477
OEM components and instrumentation	120,502	65,903	119,027	78,825
Scientific and government programs	69,060	6,212	90,113	5,346
Total net sales	$559,364	$352,884	$680,230	$414,946

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

A rollforward of our customer deposits and deferred revenue is as follows (in thousands):

Beginning balance, September 28, 2019 (1)	$42,550
Additions to customer deposits and deferred revenue	137,747
Amount of customer deposits and deferred revenue recognized in income (2)	(126,501)
Translation adjustments	260
Ending balance, July 4, 2020 (3)	$54,056

(1) Beginning customer deposits and deferred revenue as of September 28, 2019 include $34,538 of current portion and $8,012 of long-term portion.

(2) Amount of customer deposits and deferred revenue recognized in the three months ended July 4, 2020 was $48,674.

(3) Ending customer deposits and deferred revenue as of July 4, 2020 include $41,329 of current portion and $12,727 of long-term portion.

Remaining performance obligations represent the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied as of the end of the reporting period. The following table includes estimated revenue expected to be recognized in the future related to performance obligations for sales of maintenance agreements, extended warranties, installation, and contracts with customer acceptance provisions included in customer deposits and deferred revenue as of July 4, 2020 (in thousands):

	Remainder of fiscal 2020	Thereafter	Total
Performance obligations as of July 4, 2020	$27,120	$26,936	$54,056

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

5.    FAIR VALUES

We have not changed our valuation techniques in measuring the fair value of any financial assets and liabilities during the period. We recognize transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers between levels during the periods presented. As of July 4, 2020 and September 28, 2019, we had one investment carried on a cost basis. See Note 9, "Balance Sheet Details." If we were to fair value this investment, it would be based upon Level 3 inputs. This investment is not considered material to our condensed consolidated financial statements.

We measure the fair value of outstanding debt obligations for disclosure purposes on a recurring basis. As of July 4, 2020, the current and long-term portion of long-term obligations of $6.6 million and $397.3 million, respectively, are reported at amortized cost. As of September 28, 2019, the current and long-term portion of long-term obligations of $4.9 million and $392.2 million, respectively, are reported at amortized cost. These outstanding obligations are classified as Level 2 as they are not actively traded and are valued using a discounted cash flow model that uses observable market inputs. Based on the discounted cash flow model, the fair value of the outstanding debt approximates amortized cost.

Financial assets and liabilities measured at fair value as of July 4, 2020 and September 28, 2019 are summarized below (in thousands):

	Aggregate Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Aggregate Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	July 4, 2020			September 28, 2019
		(Level 1)	(Level 2)		(Level 1)	(Level 2)
Assets:
Cash equivalents:
Money market fund deposits	$59,052	$59,052	$—	$21,422	$21,422	$—
Certificates of deposit	13,200	13,200	—	—	—	—
Short-term investments:
U.S. Treasury and agency obligations (1)	115	—	115	120	—	120
Certificates of deposit	41,783	41,783	—	—	—	—
Prepaid and other assets:
Foreign currency contracts (2)	589	—	589	370	—	370
Money market fund deposits — Deferred comp and supplemental plan (3)	193	193	—	433	433	—
Mutual funds — Deferred comp and supplemental plan (3)	19,941	19,941	—	22,419	22,419	—
Total	$134,873	$134,169	$704	$44,764	$44,274	$490

Liabilities:
Other current liabilities:
Foreign currency contracts (2)	(845)	—	(845)	(960)	—	(960)
Total	$134,028	$134,169	$(141)	$43,804	$44,274	$(470)

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

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	July 4, 2020
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$378,992	$—	$—	$378,992

Short-term investments:
Available-for-sale securities:
U.S. Treasury and agency obligations	$115	$—	$—	$115
Certificates of deposit	41,783	—	—	41,783
Total short-term investments	$41,898	$—	$—	$41,898

	September 28, 2019
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$305,833	$—	$—	$305,833

Short-term investments:
Available-for-sale securities:
U.S. Treasury and agency obligations	$120	$—	$—	$120
Total short-term investments	$120	$—	$—	$120

There were no unrealized gains or losses at July 4, 2020 or September 28, 2019.

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

Non-Designated Derivatives

The total outstanding notional contract and fair value asset (liability) amounts of non-designated hedge contracts, with maximum maturity of two months, are as follows (in thousands):

	U.S. Notional Contract Value		U.S. Fair Value
	July 4, 2020	September 28, 2019	July 4, 2020	September 28, 2019
Foreign currency hedge contracts
Purchase	$70,682	$53,920	$464	$(117)
Sell	$(86,375)	$(86,984)	$(720)	$(473)

The fair value of our derivative instruments is included in prepaid expenses and other assets and in other current liabilities in our Condensed Consolidated Balance Sheets. See Note 5, "Fair Values."

During the three and nine months ended July 4, 2020, we recognized gains of $1.1 million and $1.2 million, respectively, in other income (expense) for derivative instruments not designated as hedging instruments. During the three and nine months ended June 29, 2019, we recognized gains of $0.9 million and losses of $5.8 million, respectively, in other income (expense) for derivative instruments not designated as hedging instruments.

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

8.    GOODWILL AND INTANGIBLE ASSETS

During the quarter ended July 4, 2020, we noted no indications of impairment or triggering events, not already considered in the quarter ended April 4, 2020, to cause us to review goodwill for potential impairment. We will conduct our annual goodwill testing during the fourth fiscal quarter.

In the quarter ended April 4, 2020, the worldwide spread of coronavirus ("COVID-19") created significant volatility, uncertainty and disruption to the global economy, representing an indicator to test our goodwill for impairment. Based on our internal projections and the preparation of our financial statements for the quarter ended April 4, 2020, and considering the forecasted decrease in demand due to the COVID-19 pandemic and other factors, we believed that the fair value of our ILS reporting unit might no longer have exceeded its carrying value and performed an interim goodwill impairment test on the ILS reporting unit. We also performed an interim goodwill impairment test on the OLS reporting unit.

Our goodwill impairment tests for the ILS and OLS reporting units were performed by comparing the fair value of the reporting units with their carrying values and recognizing an impairment charge for the amount by which the carrying value exceeded the fair value. Based on the estimated fair value of the ILS reporting unit, in the quarter ended April 4, 2020, we recorded a non-cash pre-tax charge related to the ILS reporting unit of $327.2 million, reducing the goodwill balance of the reporting unit to zero. The impairment charge was primarily the result of a decline in projected cash flows of the ILS reporting unit driven by lower forecasted sales volumes and profitability in several business units. The impairment charge was also the result of changes in certain market-related inputs to the analysis to reflect macro-economic changes caused by the impact of COVID-19, including lower pricing multiples for comparable public companies. No impairment charge was recognized for the OLS reporting unit as the fair value significantly exceeded the carrying value of the reporting unit.

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

The changes in the carrying amount of goodwill by segment for the period from September 28, 2019 to July 4, 2020 are as follows (in thousands):

	OEM Laser Sources	Industrial Lasers & Systems	Total
Balance as of September 28, 2019	$96,820	$330,281	$427,101
Impairment charges	—	(327,203)	(327,203)
Translation adjustments	1,827	(3,078)	(1,251)
Balance as of July 4, 2020	$98,647	$—	$98,647

Components of our amortizable intangible assets are as follows (in thousands):

	July 4, 2020			September 28, 2019
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Existing technology	$43,114	$(32,181)	$10,933	$193,704	$(131,429)	$62,275
Customer relationships	24,076	(12,503)	11,573	42,083	(21,512)	20,571
Trade name	—	—	—	5,261	(5,138)	123
Production know-how	2,300	(801)	1,499	2,300	(456)	1,844
Total	$69,490	$(45,485)	$24,005	$243,348	$(158,535)	$84,813

For accounting purposes, when an intangible asset is fully amortized, it is removed from the disclosure schedule. The gross carrying amounts as of July 4, 2020, have been reduced by impairment charges of $27.7 million and $6.2 million for existing technology and customer relationships, respectively.

Amortization expense for intangible assets for the nine months ended July 4, 2020 and June 29, 2019 was $27.2 million and $47.7 million, respectively. The change in the accumulated amortization also includes $1.8 million (decrease) and $2.1 million (decrease) of foreign exchange impact for the nine months ended July 4, 2020 and June 29, 2019, respectively.

At July 4, 2020, estimated amortization expense for the remainder of fiscal 2020, the next five succeeding fiscal years and all fiscal years thereafter are as follows (in thousands):

Estimated Amortization Expense
2020 (remainder)	$2,918
2021	9,404
2022	3,186
2023	2,639
2024	1,854
2025	1,852
Thereafter	2,152
Total	$24,005

9.     BALANCE SHEET DETAILS

Inventories consist of the following (in thousands):

	July 4, 2020	September 28, 2019
Purchased parts and assemblies	$127,885	$134,298
Work-in-process	178,801	174,550
Finished goods	142,286	133,682
Total inventories	$448,972	$442,530

Prepaid expenses and other assets consist of the following (in thousands):

	July 4, 2020	September 28, 2019
Prepaid and refundable income taxes	$56,467	$44,096
Other taxes receivable	9,410	11,208
Prepaid expenses and other assets	24,360	22,689
Total prepaid expenses and other assets	$90,237	$77,993

Other assets consist of the following (in thousands):

	July 4, 2020	September 28, 2019
Assets related to deferred compensation arrangements	$35,042	$35,842
Deferred tax assets	103,507	87,011
Right of use assets, net - operating leases (See Note 11)	79,640	—
Right of use assets, net - finance leases (See Note 11)	723	—
Other assets (1)	14,030	18,111
Total other assets	$232,942	$140,964

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

Other current liabilities consist of the following (in thousands):

	July 4, 2020	September 28, 2019
Accrued payroll and benefits	$53,355	$55,698
Operating lease liability, current (See Note 11)	13,990	—
Finance lease liability, current (See Note 11)	384	—
Deferred revenue	30,071	23,695
Warranty reserve	34,971	36,460
Accrued expenses and other	30,528	41,039
Customer deposits	11,258	10,843
Total other current liabilities	$174,557	$167,735

Components of the reserve for warranty costs during the first nine months of fiscal 2020 and 2019 were as follows (in thousands):

	Nine Months Ended
	July 4, 2020	June 29, 2019
Beginning balance	$36,460	$40,220
Additions related to current period sales	28,669	38,968
Warranty costs incurred in the current period	(30,773)	(41,204)
Accruals resulting from acquisitions	—	21
Adjustments to accruals related to foreign exchange and other	615	(453)
Ending balance	$34,971	$37,552

Other long-term liabilities consist of the following (in thousands):

	July 4, 2020	September 28, 2019
Long-term taxes payable	$15,554	$37,385
Operating lease liability, long-term (See Note 11)	70,091	—
Finance lease liability, long-term (See Note 11)	240	—
Deferred compensation	38,704	39,715
Defined benefit plan liabilities	46,441	45,862
Deferred tax liabilities	22,312	27,785
Deferred revenue	12,727	8,012
Asset retirement obligations liability	5,418	4,934
Other long-term liabilities	4,351	2,188
Total other long-term liabilities	$215,838	$165,881

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

As of July 4, 2020, the outstanding principal amount of the Euro Term Loan was 359.9 million Euros. As of July 4, 2020, the outstanding amount of the Revolving Credit Facility was $10.0 million plus a 10.0 million Euro letter of credit.

Loans under the Credit Agreement bear interest, at the Borrower’s option, at a rate equal to either (i)(x) in the case of calculations with respect to U.S. Dollars or certain other alternative currencies, the London interbank offered rate (the "LIBOR") or (y) in the case of calculations with respect to the Euro, the euro interbank offered rate ("EURIBOR" and, together with LIBOR), the "Eurocurrency Rate") or (ii) a base rate (the "Base Rate") equal to the highest of (x) the federal funds rate, plus 0.50%, (y) the prime rate then in effect and (z) the Eurocurrency Rate for loans denominated in U.S. dollars applicable to a one-month interest period, plus 1.0%, in each case, plus an applicable margin that is subject to adjustment pursuant to a pricing grid based on consolidated total gross leverage ratio. At July 4, 2020, the applicable margin for Euro Term Loans borrowed as Eurocurrency Rate loans was 2.25% per annum and as Base Rate loans was 1.25%. The applicable margin for revolving loans borrowed as Eurocurrency Rate loans was 4.00% per annum and as Base Rate loans was 3.00% per annum. Interest on Base Rate Loans is payable quarterly in arrears. Interest on Eurocurrency Rate loans is payable at the end of the applicable interest period (or at three month intervals if the interest period exceeds three months).

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

The Credit Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of us and our subsidiaries to, among other things, incur debt, grant liens, make investments, make certain restricted payments, transact with affiliates, and sell assets. The Credit Agreement also requires us and our subsidiaries to maintain a senior secured net leverage ratio as of the last day of each fiscal quarter of less of than or equal to 3.50 to 1.00. We were in compliance with all covenants at July 4, 2020.

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

Additional sources of cash available to us were international currency lines of credit and bank credit facilities totaling $16.4 million as of July 4, 2020, of which $13.5 million was unused and available. These unsecured international credit facilities were used in Europe and Japan during the first nine months of fiscal 2020. As of July 4, 2020, we had utilized $2.9 million of the international credit facilities as guarantees in Europe.

Short-term borrowings and current portion of long-term obligations consist of the following (in thousands):

	July 4, 2020	September 28, 2019
Current portion of Euro Term Loan (1)	$4,764	$2,748
1.3% Term loan due 2024	1,410	1,367
1.0% State of Connecticut term loan due 2023	380	378
Capital lease obligations	—	370
Line of credit borrowings	10,000	10,000
Total short-term borrowings and current portion of long-term obligations	$16,554	$14,863
(1) Net of debt issuance costs of $2.8 million and $4.6 million at July 4, 2020 and September 28, 2019, respectively.

Long-term obligations consist of the following (in thousands):

	July 4, 2020	September 28, 2019
Euro Term Loan due 2024 (1)	$391,940	$385,208
1.3% Term loan due 2024	4,582	5,466
1.0% State of Connecticut term loan due 2023	742	1,028
Capital lease obligations	—	536
Total long-term obligations	$397,264	$392,238
(1) Net of debt issuance costs of $6.4 million and $6.4 million at July 4, 2020 and September 28, 2019, respectively.

Contractual maturities of our debt obligations, excluding line of credit borrowings, as of July 4, 2020 are as follows (in thousands):

Amount
2020 (remainder)	$2,428
2021	9,338
2022	9,338
2023	9,159
2024	382,719
Total	$412,982

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

As a result of interim impairment testing performed on long-lived assets in the quarter ended April 4, 2020, we recorded non-cash pre-tax charges related to the ROU assets of the ILS reporting unit of $1.8 million in the quarter ended April 4, 2020. See Note 8, "Goodwill and Intangible Assets" for discussion of the interim impairment testing.

The components of operating lease costs (in thousands), lease term (in years) and discount rate are as follows:

	Three Months Ended	Nine Months Ended
	July 4, 2020	July 4, 2020
Operating lease cost	$4,907	$14,875
Variable lease cost	348	1,036
Short-term lease cost	123	383
Sublease income	(32)	(96)
Total lease cost	$5,346	$16,198

July 4, 2020
Weighted average remaining lease term	8.1
Weighted average discount rate	4.9%

Supplemental cash flow information related to leases are as follows (in thousands):

Nine Months Ended
July 4, 2020
Operating cash outflows from operating leases	$14,672
ROU assets obtained in exchange for new operating lease liabilities	2,746

See Note 9, "Balance Sheet Details" for supplemental balance sheet information related to leases.

As of July 4, 2020, maturities of our operating lease liabilities, which do not include short-term leases and variable lease payments, are as follows (in thousands):

Operating Leases
2020 (remainder)	$3,788
2021	17,582
2022	15,871
2023	12,632
2024	10,128
2025 and thereafter	45,631
Total minimum lease payments	105,632
Amounts representing interest	(21,575)
Present value of total lease liabilities	$84,057

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

Determining Fair Value

The fair values of shares purchased under the Employee Stock Purchase Plan ("ESPP") for the three and nine months ended July 4, 2020 and June 29, 2019, respectively, were estimated using the following weighted-average assumptions:

	Employee Stock Purchase Plan
	Three Months Ended		Nine Months Ended
	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Expected life in years	0.5	0.5	0.5	0.5
Volatility	63.7%	47.9%	53.0%	47.9%
Risk-free interest rate	0.54%	2.46%	1.27%	2.43%
Expected dividend yield	—%	—%	—%	—%
Weighted average fair value per share	$43.35	$40.42	$43.81	$40.57

We grant performance restricted stock units to officers and certain employees. The performance restricted stock unit agreements provide for the award of performance units with each unit representing the right to receive one share of our common stock to be issued after the applicable award vesting period. The final number of units awarded, if any, for these performance grants will be determined as of the vesting dates, based upon our total shareholder return over the performance period compared to the applicable Russell Index and could range from no units to a maximum of twice the initial award units.

The weighted average fair value for the performance units granted for the nine months ended July 4, 2020 and June 29, 2019 was determined using a Monte Carlo simulation model incorporating the following weighted average assumptions:

	Nine Months Ended	Nine Months Ended
	July 4, 2020	June 29, 2019
Risk-free interest rate	0.9%	2.9%
Volatility	50.4%	43.7%
Weighted average fair value per share	$162.14	$117.43

We recognize the estimated cost of these awards, as determined under the simulation model, over the related service period of approximately 3 years, with no adjustment in future periods based upon the actual shareholder return over the performance period.

In addition, in the three months ended July 4, 2020, we issued performance units to certain employees with vesting based on goals related to free cash flow target amounts, with the initial fair value determined based on our closing stock price on the date of grant. Such awards were granted to serve as a performance incentive with a pay-for-performance forward-looking free cash flow target for the fiscal year in recognition of the impact of the COVID-19 pandemic. The number of shares issuable under these performance units upon satisfaction of the free cash flow performance criteria is capped at 100% of target. The total stock-based compensation of these awards will be adjusted based on the level of achievement of free cash flow.

Stock Compensation Expense

The following table shows total stock-based compensation expense and related tax benefits included in the condensed consolidated statements of operations for the three and nine months ended July 4, 2020 and June 29, 2019 (in thousands):

	Three Months Ended		Nine Months Ended
	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Cost of sales	$1,237	$1,231	$3,430	$3,640
Research and development	1,469	794	2,924	2,227
Selling, general and administrative	11,680	7,630	24,722	20,668
Income tax benefit	(1,552)	(1,412)	(3,414)	(4,106)
	$12,834	$8,243	$27,662	$22,429

During the three and nine months ended July 4, 2020, stock-based compensation expense includes $3.5 million related to acceleration of stock-based compensation as a result of our former CEO's transition from CEO to Special Advisor to the company as of April 6, 2020.

During the three and nine months ended July 4, 2020, $2.1 million and $4.3 million of stock-based compensation cost, respectively, were capitalized as part of inventory for all stock plans, $1.2 million and $3.4 million, respectively, were amortized into cost of sales and $2.4 million remained in inventory at July 4, 2020. During the three and nine months ended June 29, 2019, $1.2 million and $3.6 million of stock-based compensation cost, respectively, was capitalized as part of inventory for all stock plans, $1.2 million and $3.6 million, respectively, were amortized into cost of sales and $1.5 million remained in inventory at June 29, 2019.

At July 4, 2020, the total compensation cost related to unvested stock-based awards granted to employees under our stock plans but not yet recognized was approximately $49.5 million. We do not estimate forfeitures. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 1.4 years.

Stock Awards Activity

The following table summarizes the activity of our time-based and performance-based restricted stock units for the first nine months of fiscal 2020 (in thousands, except per share amounts):

	Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested stock at September 28, 2019	295	$152.47	133	$184.26
Granted	277	141.57	82	153.22
Vested (1)	(149)	150.71	(81)	163.17
Forfeited	(9)	174.40	—	—
Nonvested stock at July 4, 2020	414	$145.35	134	$178.08

(1) Service-based restricted stock units vested during the fiscal year. Performance-based restricted stock units included at 100% of target goal; under the terms of the total shareholder return performance restricted stock units, the recipient may earn between 0% and 200% of the award while under the terms of the free cash flow performance restricted stock units, the recipient may earn between 0% and 100% of the award.

13.      COMMITMENTS AND CONTINGENCIES

Indemnifications

In the normal course of business, we enter into agreements that contain a variety of representations and warranties and provide for general indemnification. Exposure under these agreements is unknown because claims may be made against us in the future and we may record charges in the future as a result of these indemnification obligations. As of July 4, 2020, we did not have any material indemnification claims that were probable or reasonably possible.

Legal Proceedings

We are subject to claims and litigation arising in the ordinary course of business, such as contract-related, product sales and servicing, real estate, product liability, regulatory matters, employment or intellectual property claims.

Although we do not expect that such claims and litigation will ultimately have a material adverse effect on our consolidated financial position, results of operations or cash flows, an adverse result in one or more matters could negatively affect our results in the period in which they occur, or in future periods.

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

German authorities are currently investigating an export compliance matter involving one of our German subsidiaries involving four former employees (whose employment was terminated following our discovery of this matter). While under German law the subsidiary can be held liable for certain infringements by its employees of German export control laws, we believe that this matter involves less than approximately 1.5 million Euros in transactions in the period currently under investigation and do not believe that the final resolution of this matter will be material to our consolidated financial position, results of operations or cash flows. However, the German government investigation is ongoing and it is possible that substantial payments, fines, penalties or damages could result. Even though we do not currently expect this matter to be material to our consolidated financial position, results of operations or cash flows, circumstances could change as the investigation progresses.

14.      STOCK REPURCHASES

On October 28, 2018, our board of directors authorized a stock repurchase program authorizing the Company to repurchase up to $250.0 million of our common stock through December 31, 2019, with a limit of no more than $75.0 million per quarter. During fiscal 2019, we repurchased and retired 603,828 shares of outstanding common stock under this program at an average price of $128.20 per share for a total of $77.4 million. We made no repurchases under the program during fiscal 2020 and the program expired on December 31, 2019.

On February 5, 2020, our board of directors authorized a stock repurchase program authorizing the Company to repurchase up to $100.0 million of our common stock through January 31, 2021.We made no repurchases under the program through July 4, 2020.

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

The following table presents information necessary to calculate basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Weighted average shares outstanding—basic	24,159	24,054	24,075	24,185
Dilutive effect of employee stock awards	—	—	—	148
Weighted average shares outstanding—diluted	24,159	24,054	24,075	24,333

Net income (loss)	$(8,708)	$(3,099)	$(421,828)	$53,201

For the three and nine months ended July 4, 2020, all potentially dilutive securities have been excluded from the from the diluted share calculation as we reported a net loss.

A total of 0 and 97,420 potentially dilutive securities have been excluded from the diluted share calculation for the three and nine months ended June 29, 2019, respectively, as their effect was anti-dilutive.

16.  OTHER INCOME (EXPENSE)

Other income (expense) is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Foreign exchange loss	$(1,623)	$(518)	$(3,316)	$(5,066)
Gain (loss) on deferred compensation investments, net	619	(6)	1,426	(947)
Other	499	855	568	2,115
Other—net	$(505)	$331	$(1,322)	$(3,898)

17.  INCOME TAXES

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to us and our subsidiaries, adjusted for items which are considered discrete to the period.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was enacted and signed into law. U.S. GAAP rules require recognition of the tax effects of new legislation during the reporting period that includes the enactment date. The CARES Act, among other things, includes tax provision changes that benefit business entities and it makes certain technical corrections to the Tax Act. The tax relief measures for business include a five-year net operating loss (“NOL”) carryback, suspension of the annual deduction limitation for net operating losses generated in a tax year beginning after December 31, 2017, changes in the deductibility of interest, acceleration of alternative minimum tax credit refunds, payroll tax relief, and technical corrections allowing accelerated deductions for qualified improvement property. The CARES Act also provides other non-tax benefits, including employee retention credits, to assist businesses impacted by the pandemic. We are currently evaluating the income tax benefits of the CARES Act.

Our effective tax rate on loss before income taxes for the three and nine months ended July 4, 2020 reflected a provision at a 59.6% rate and a benefit at a 6.9% rate, respectively. Our effective tax rate for the three months ended July 4, 2020 was unfavorably impacted primarily due to the establishment of valuation allowances for certain deferred tax assets. Our effective tax rate for the nine months ended July 4, 2020 was unfavorably impacted primarily due to the impairment of goodwill that is not deductible for tax purposes and the establishment of valuation allowances for certain deferred tax assets. These unfavorable impacts were partially offset by the release of unrecognized tax benefits net of settlements and competent authority offsets, the geographic distribution of the impairments of certain long-lived assets that are deductible for tax purposes and the reduction in foreign earnings subject to foreign tax rates that are higher than the U.S. tax rates. Our effective tax rate is based on forecasted annual results and these amounts may fluctuate significantly through the rest of the year as a result of the unpredictable impact of COVID-19 on our operating activities.

        Our effective tax rate on income (loss) before income taxes for the three and nine months ended June 29, 2019 was a benefit at a 73.2% rate and a provision at a 6.2% rate, respectively. Our effective tax rate for the three months ended June 29, 2019 reflected the recognition of a tax benefit on a pre-tax loss. This loss was in part a result of the restructuring costs in the third quarter of fiscal 2019 in our German operations resulting from our decision to relocate the manufacturing and engineering of our High Power Fiber Lasers ("HPFL") products at our Hamburg, Germany facility to our Tampere, Finland location and exit a portion of our HPFL business. A benefit in a high tax jurisdiction increases the effective tax rate on a loss. Furthermore, revision of the estimated annual effective tax rate in the three months ended June 29, 2019 resulted in additional benefit to the period and cumulatively offset tax expense recorded through the previous quarter. Our effective tax rate for the nine months ended June 29, 2019 was lower than the U.S. federal tax rate of 21.0% primarily due to the tax benefit from German losses subject to higher tax rates than U.S. tax rates, the excess tax benefits from restricted stock unit vesting, the benefit of federal research and development tax credits and our Singapore and South Korea tax exemptions. These amounts were partially offset by an accrual for foreign withholding taxes on certain current year foreign earnings not considered permanently reinvested, stock-based compensation not deductible for tax purposes and limitations on the deductibility of compensation under IRC Section 162(m).

The following table summarizes the activity related to our gross unrecognized tax benefits for the nine months ended July 4, 2020 (amounts in thousands):

Nine Months Ended
July 4, 2020
Balance as of the beginning of the year	$58,111
Increases related to acquisitions	—
Tax positions related to current year:
Additions	1,238
Reductions	—
Tax positions related to prior year:
Additions	—
Reductions	—
Settlements	—
Lapses in statutes of limitations	(681)
Decrease in unrecognized tax benefits based on tax audit results	(19,463)
Foreign currency revaluation adjustment	247
Balance as of end of period	$39,452

The unrecognized tax benefits indicated in the table above is primarily due to the close of certain German tax audits. As of July 4, 2020, the total amount of gross interest and penalties accrued was $2.7 million and is classified as long-term taxes payable in the consolidated balance sheets.

18.  DEFINED BENEFIT PLANS

For the three and nine months ended July 4, 2020, net periodic cost under our defined benefit plans was $0.6 million and $1.4 million, respectively. For the three and nine months ended June 29, 2019, net periodic cost (benefit) under our defined benefit plans was a benefit of $0.4 million and $0.2 million, respectively. The service cost component of net periodic costs is included in selling, general and administrative ("SG&A") expenses, and the interest costs, net actuarial (gain) loss and other components are included in Other—net in the condensed consolidated statements of operations.

19.  SEGMENT AND GEOGRAPHIC INFORMATION

At July 4, 2020, we were organized into two reporting segments, OEM Laser Sources ("OLS") and Industrial Lasers & Systems ("ILS"), based upon our organizational structure and how the CODM receives and utilizes information provided to allocate resources and make decisions. This segmentation reflects the go-to-market strategies and synergies for our broad portfolio of laser technologies and products. While both segments deliver cost-effective, highly reliable photonics solutions, the OLS business segment is focused on high performance laser sources and complex optical sub-systems, typically used in microelectronics manufacturing, medical diagnostics and therapeutic applications, as well as in scientific research. Our ILS business segment delivers high performance laser sources, sub-systems and tools primarily used for industrial laser materials processing, serving important end markets like automotive, machine tool, consumer goods and medical device manufacturing.

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

The following table provides net sales and income (loss) from operations for our operating segments and a reconciliation of our total income (loss) from operations to income (loss) before income taxes (in thousands):

	Three Months Ended		Nine Months Ended
	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Net sales:
OEM Laser Sources	$184,694	$206,285	$559,364	$680,230
Industrial Lasers & Systems	113,636	132,885	352,884	414,946
Total net sales	$298,330	$339,170	$912,248	$1,095,176

Income (loss) from operations:
OEM Laser Sources	$42,853	$48,310	$126,030	$190,003
Industrial Lasers & Systems	(20,571)	(39,569)	(512,716)	(70,925)
Corporate and other	(23,456)	(15,898)	(53,209)	(44,557)
Total income (loss) from operations	(1,174)	(7,157)	(439,895)	74,521
Total other expense, net	(4,282)	(4,386)	(12,979)	(17,789)
Income (loss) before income taxes	$(5,456)	$(11,543)	$(452,874)	$56,732
Geographic Information
Our foreign operations consist primarily of manufacturing facilities and sales offices in Europe and Asia-Pacific. Sales, marketing and customer service activities are conducted through sales subsidiaries throughout the world. Geographic sales information for the three and nine months ended July 4, 2020 and June 29, 2019 is based on the location of the end customer.
Sales to unaffiliated customers are as follows (in thousands):

	Three Months Ended		Nine Months Ended
SALES	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
United States	$65,094	$82,913	$215,236	$251,122
Foreign countries:
South Korea	63,428	65,717	180,412	235,443
China	52,837	57,519	148,407	152,134
Japan	22,272	24,119	70,990	114,702
Asia-Pacific, other	24,090	23,954	67,889	72,100
Germany	28,650	32,809	90,485	111,646
Europe, other	27,917	38,296	95,130	114,973
Rest of World	14,042	13,843	43,699	43,056
Total foreign countries sales	233,236	256,257	697,012	844,054
Total sales	$298,330	$339,170	$912,248	$1,095,176
Major Customers

We had one customer during the three and nine months ended July 4, 2020 that accounted for 17.1% and 16.7% of net sales, respectively. This same customer accounted for 15.6% and 15.9% of net sales during the three and nine months ended June 29, 2019, respectively. This customer purchased primarily from our OLS segment.

We had one customer that accounted for 22.3% and 28.6% of accounts receivable at July 4, 2020 and September 28, 2019, respectively. This customer purchased primarily from our OLS segment.

20.  RESTRUCTURING CHARGES

In the first quarter of fiscal 2017, we began the implementation of planned restructuring activities in connection with the acquisition of Rofin. The activities under this plan primarily related to the exiting of our legacy HPFL product line, change of control payments to Rofin officers, the exiting of two product lines acquired in the acquisition of Rofin, realignment of our supply chain due to segment reorganization and consolidation of sales and distribution offices as well as certain manufacturing sites. These activities resulted in charges primarily for employee termination, other exit related costs associated with the write-off of property and equipment and inventory and early lease termination costs.

In June 2019, we announced our plans to co-locate the manufacturing and engineering of our HPFL products at our Hamburg, Germany facility to our Tampere, Finland location and exit a portion of our HPFL business. In conjunction with this announcement, we recorded charges in the third quarter of fiscal 2019 of $20.9 million primarily related to write-offs of excess inventory, which is recorded in cost of sales, and estimated severance. We recorded charges in the first, second and third quarters of fiscal 2020 of $0.6 million, $0.5 million and $0.1 million, respectively, primarily related to accelerated depreciation and project management consulting.

We have also announced our intent to vacate our leased facility in Santa Clara at the end of the current lease term in calendar 2020 and combine operations at our Santa Clara headquarters. We exited this facility on July 31, 2020. We did not incur material expenses in fiscal 2019 related to this project. We incurred costs in the first, second and third quarters of fiscal 2020 of $0.2 million, $0.6 million and $0.4 million, respectively, related to this project. We also incurred costs in the first quarter of fiscal 2020 of $0.1 million for other projects.

The following table presents our current liability as accrued on our balance sheets for restructuring charges. The table sets forth an analysis of the components of the restructuring charges and payments and other deductions made against the accrual for the quarters of fiscal 2020 and 2019 (in thousands):

	Severance Related	Asset Write-Offs	Other	Total
Balances, September 28, 2019	$8,279	$—	$215	$8,494
Provision	54	599	280	933
Payments and other	(658)	(599)	(275)	(1,532)
Balances, December 28, 2019	7,675	—	220	7,895
Provision	85	915	79	1,079
Payments and other	(3,715)	(915)	(87)	(4,717)
Balances, April 4, 2020	4,045	—	212	4,257
Provision	(77)	554	41	518
Payments and other	(3,136)	(554)	(31)	(3,721)
Balances, July 4, 2020	$832	$—	$222	$1,054

	Severance Related	Asset Write-Offs	Other	Total
Balances, September 29, 2018	$836	$—	$286	$1,122
Provision	212	76	188	476
Payments and other	(447)	(76)	(244)	(767)
Balances, December 29, 2018	601	—	230	831
Provision	282	247	351	880
Payments and other	(201)	(247)	(516)	(964)
Balances, March 30, 2019	682	—	65	747
Provision	9,338	11,798	137	21,273
Payments and other	19	(11,798)	(34)	(11,813)
Balances, June 29, 2019	$10,039	$—	$168	$10,207
At July 4, 2020, $1.1 million of accrued severance related and other costs were included in other current liabilities. The asset write-offs for accelerated depreciation and other costs in the first, second and third quarters of fiscal 2020 primarily related to the exit of a portion of our HPFL business in Hamburg, Germany, and costs to vacate our leased facility in Santa Clara and combine operations at our Santa Clara headquarters. The severance related, asset write-offs of inventory and other costs in the first nine months of fiscal 2019 primarily related to the exit of a portion of our HPFL business in Hamburg, Germany.

By segment, $0.1 million and $1.3 million of restructuring costs were incurred in the ILS segment and $0.4 million and $1.2 million were incurred in the OLS segment in the three and nine months ended July 4, 2020, respectively. In the three and nine months ended June 29, 2019, all of the restructuring costs were incurred in the ILS segment and none were incurred in the OLS segment. Restructuring charges are recorded in cost of sales, research and development and selling, general and administrative expenses in our condensed consolidated statements of operations.

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

OUR STRATEGY

We strive to develop innovative and proprietary products and solutions that meet the needs of our customers and that are based on our core expertise in lasers and optical technologies. In pursuit of our strategy, we intend to:
•Leverage our technology portfolio and application engineering to lead the proliferation of photonics into broader markets—We will continue to identify opportunities in which our technology portfolio and application engineering can be used to offer innovative solutions and gain access to new markets. We plan to utilize our expertise to increase our market share in mid to high power material processing applications.
•Streamline our manufacturing structure and improve our cost structure—We will focus on optimizing the mix of products that we manufacture internally and externally. We will utilize vertical integration where our internal manufacturing process is considered proprietary and seek to leverage external sources when the capabilities and cost structures are well developed and on a path towards commoditization.
•Focus on long-term improvement of adjusted EBITDA, in dollars and as a percentage of net sales—We define adjusted EBITDA as operating income adjusted for depreciation, amortization, stock compensation expense, major restructuring costs and certain other non-operating income and expense items, such as costs related to our acquisitions. Key initiatives to reach our goals for EBITDA improvements include utilization of our Asian manufacturing locations, optimizing our supply chain and continued leveraging of our infrastructure.
•Optimize our leadership position in existing markets—There are a number of markets where we have historically been at the forefront of technological development and product deployment and from which we have derived a substantial portion of our revenues. We plan to optimize our financial returns from these markets.

•Maintain and develop additional strong collaborative customer and industry relationships—We believe that the Coherent brand name and reputation for product quality, technical performance and customer satisfaction will help us to further develop our loyal customer base. We plan to maintain our current customer relationships and develop new ones with customers who are industry leaders and work together with these customers to design and develop innovative product systems and solutions as they develop new technologies.
•Develop and acquire new technologies and market share—We will continue to enhance our market position through our existing technologies and develop new technologies through our internal research and development efforts, as well as through the acquisition of additional complementary technologies, intellectual property, manufacturing processes and product offerings.

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

	Three Months Ended
	July 4, 2020	June 29, 2019	Change	% Change
	(Dollars in thousands)
Net sales—OEM Laser Sources	$184,694	$206,285	$(21,591)	(10.5)%
Net sales—Industrial Lasers & Systems	$113,636	$132,885	$(19,249)	(14.5)%
Gross profit as a percentage of net sales—OEM Laser Sources	46.6%	45.1%	1.5%	N/A
Gross profit as a percentage of net sales—Industrial Lasers & Systems	9.9%	4.6%	5.3%	N/A
Research and development as a percentage of net sales	9.5%	9.0%	0.5%	N/A
Income (loss) before income taxes	$(5,456)	$(11,543)	$6,087	(52.7)%
Net cash provided by operating activities	$54,292	$9,041	$45,251	500.5%
Free cash flow	$41,255	$(9,945)	$51,200	514.8%
Days sales outstanding in receivables	60	71	(11)	N/A
Annualized third quarter inventory turns	1.8	2.1	(0.3)	N/A
Net income (loss) as a percentage of net sales	(2.9)%	(0.9)%	(2.0)%	N/A
Adjusted EBITDA as a percentage of net sales	9.6%	16.2%	(6.6)%	N/A

	Nine Months Ended
	July 4, 2020	June 29, 2019	Change	% Change
	(Dollars in thousands)
Net sales—OEM Laser Sources	$559,364	$680,230	$(120,866)	(17.8)%
Net sales—Industrial Lasers & Systems	$352,884	$414,946	$(62,062)	(15.0)%
Gross profit as a percentage of net sales—OEM Laser Sources	46.4%	47.6%	(1.2)%	N/A
Gross profit as a percentage of net sales—Industrial Lasers & Systems	12.4%	13.9%	(1.5)%	N/A
Research and development as a percentage of net sales	9.5%	8.2%	1.3%	N/A
Income (loss) before income taxes	$(452,874)	$56,732	$(509,606)	(898.3)%
Net cash provided by operating activities	$160,064	$135,364	$24,700	18.2%
Free cash flow	$111,628	$74,853	$36,775	49.1%
Net income (loss) as a percentage of net sales	(46.2)%	4.9%	(51.1)%	N/A
Adjusted EBITDA as a percentage of net sales	12.0%	19.3%	(7.3)%	N/A

Net Sales

Net sales include sales of lasers, laser systems, related accessories and services. Net sales for the third quarter of fiscal 2020 decreased 10.5% in our OLS segment and decreased 14.5% in our ILS segment from the same quarter one year ago. Net sales for the first nine months of fiscal 2020 decreased 17.8% in our OLS segment and decreased 15.0% in our ILS segment from the same period one year ago. For a description of the reasons for changes in net sales refer to the "Results of Operations" section of this quarterly report.

Gross Profit as a Percentage of Net Sales

Gross profit as a percentage of net sales ("gross profit percentage") is calculated as gross profit for the period divided by net sales for the period. Gross profit percentage in the third quarter of fiscal 2020 increased to 46.6% from 45.1% in our OLS segment and increased to 9.9% from 4.6% in our ILS segment as compared to the same quarter one year ago. Gross profit percentage in the first nine months of fiscal 2020 decreased to 46.4% from 47.6% in our OLS segment and decreased to 12.4% from 13.9% in our ILS segment as compared to the same period one year ago. For a description of the reasons for changes in gross profit refer to the "Results of Operations" section of this quarterly report.

Research and Development as a Percentage of Net Sales

Research and development as a percentage of net sales ("R&D percentage") is calculated as research and development expense for the period divided by net sales for the period. Management considers R&D percentage to be an important indicator in managing our business as investing in new technologies is a key to future growth. R&D percentage increased to 9.5% for the third quarter of fiscal 2020 from 9.0% for the same quarter one year ago and increased to 9.5% for the first nine months of fiscal 2020 from 8.2% for the same period one year ago. For a description of the reasons for changes in R&D spending refer to the "Results of Operations" section of this quarterly report.

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

Free Cash Flow

Free cash flow represents net cash provided by operating activities reduced by purchases of property and equipment, both as reflected on our Condensed Consolidated Statements of Cash Flows. We believe that free cash flow is an important performance indicator because it is a measure of cash generation after accounting for cash outflows to support operations and maintain capital assets. Cash generation over the long term is essential to maintaining a healthy business and providing funds to help fuel growth. For a description of the reasons for changes in free cash flow refer to the "Liquidity and Capital Resources" section of this quarterly report, where we discuss the reasons for changes in net cash provided by operating activities.

Days Sales Outstanding in Receivables

We calculate days sales outstanding ("DSO") in receivables as net receivables at the end of the period divided by net sales during the period and then multiplied by the number of days in the period, using 90 days for quarters. DSO in receivables indicates how well we are managing our collection of receivables, with lower DSO in receivables resulting in higher working capital availability. The more money we have tied up in receivables, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business. Our DSO in receivables for the third quarter of fiscal 2020 decreased to 60 days from 71 days compared to the same quarter one year ago. The decrease was primarily due to improved collections of receivables for ELA tools used in the Asian flat panel display market, improved linearity with a lower concentration of sales in the last month of the quarter and the impact of lower sales volumes. These ELA tools are generally our highest priced products, so any changes in collection timing will have a more significant impact on overall DSO than our other products.

Annualized Third Quarter Inventory Turns

We calculate annualized third quarter inventory turns as the cost of sales during the third quarter annualized and divided by net inventories at the end of the third quarter. This indicates how well we are managing our inventory levels, with higher inventory turns resulting in more working capital availability and a higher return on our investments in inventory. Our annualized inventory turns for the third quarter of fiscal 2020 decreased to 1.8 turns from 2.1 turns compared to the same quarter a year ago, primarily in the ILS segment, due to the impact of higher restructuring costs associated with our exit of the High Power Fiber Lasers ("HPFL") business in the third quarter of fiscal 2019 compared to the third quarter of fiscal 2020 as well as lower service revenues from shipments of consumable service parts in our OLS segment in the third quarter of fiscal 2020. Our annualized inventory turns are lower than our historical turns as we continue to carefully manage our inventory levels in anticipation of expected increased demand from our customers over the next 12 to 18 months.

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

We utilize a number of different financial measures, both GAAP and non-GAAP, such as free cash flow and adjusted EBITDA as a percentage of net sales, in analyzing and assessing our overall business performance, for making operating decisions and for forecasting and planning future periods. We consider the use of non-GAAP financial measures helpful in assessing our current financial performance and ongoing operations. While we use non-GAAP financial measures to enhance our understanding of certain aspects of our financial performance, we do not consider these measures to be a substitute for, or superior to, the information provided by GAAP financial measures. We provide free cash flow and adjusted EBITDA as a percentage of sales in order to enhance investors’ understanding of our ongoing operations. These measures are used by some investors when assessing our performance.
Below is the reconciliation of our net cash provided by operating activities to our free cash flow:

	Three Months Ended		Nine Months Ended
	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Net cash provided by operating activities	$54,292	$9,041	$160,064	$135,364
Less: Purchases of property and equipment	13,037	18,986	48,436	60,511
Free cash flow	$41,255	$(9,945)	$111,628	$74,853

Below is the reconciliation of our net income as a percentage of net sales to our adjusted EBITDA as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Net income (loss) as a percentage of net sales	(2.9)%	(0.9)%	(46.2)%	4.9%
Income tax expense (benefit)	1.1%	(2.5)%	(3.4)%	0.3%
Interest and other income (expense), net	1.7%	1.3%	1.6%	1.6%
Depreciation and amortization	4.4%	9.6%	6.9%	8.1%
Restructuring charges and other	0.5%	6.3%	0.4%	2.1%
Goodwill and other impairment charges (recoveries)	—%	(0.4)%	49.3%	(0.1)%
Stock-based compensation	4.8%	2.8%	3.4%	2.4%
Adjusted EBITDA as a percentage of net sales	9.6%	16.2%	12.0%	19.3%

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

Sales for the quarters ended April 4, 2020 and July 4, 2020 were negatively affected by the COVID-19 pandemic. The effect of COVID-19 was most significant in Asia during the quarter ended April 4, 2020 and began impacting Europe and North America only later in the quarter ended April 4, 2020 as the virus spread globally. In the quarter ended July 4, 2020, the global effect of COVID-19 was less significant, though continued to be high in certain jurisdictions. While we believe that COVID-19 was a partial cause of the decline in revenue in the second quarter of fiscal 2020, we also had lower shipments related to ELA tools in the flat panel display market and lower shipments in materials processing applications that were mostly unrelated to COVID-19.

The global demand environment remains very uncertain given the effects of COVID-19 on manufacturing facilities and customer confidence around the world. While we have seen a partial recovery in order volumes in China in the latter half of March and the third quarter of fiscal 2020, this has coincided with declining bookings in other regions, particularly in North America, and to a lesser extent in Europe and other countries in Asia. As such, visibility into a recovery in global demand remains uncertain at this time.

Currently, our major production facilities in Europe and Southeast Asia and most of our production facilities in the United States remain open. At all our locations, we have transitioned from Business Continuity Plans to Return to Operations Plans while continuing to maintain high standards of employee safety and sanitization protocols. Our Return to Operations Plans have a phased approach with the primary focus on employee safety. We have vertically integrated manufacturing, and many of the components produced at certain of our facilities supply other company facilities, are single sourced internally and are not available from third-party suppliers (for example our semiconductor diodes manufactured in Santa Clara, California). While we do maintain a safety stock of critical components at our various locations, the scope, timing and duration of various government restrictions to address the COVID-19 outbreak could impact our internal supply chain. We have implemented certain payroll and other policy changes to help support our employees impacted by COVID-19. These measures have and will continue to increase the cost of our operations but the magnitude and length of time of this impact is difficult to quantify at this time and may continue to be difficult to estimate in the future. If our revenues are reduced for an extended period or if our production output falls because of government restrictions, we may be required to reduce payroll-related costs and other expenses in the future through layoffs or furloughs, even though we have not done so to date.

We have not experienced significant supply disruption from third-party component suppliers. However, we continue to face some supply chain constraints primarily related to logistics, including available air cargo space and higher freight rates. Available cargo space on flights between the U.S. and Europe, and Europe and Asia has been and remains limited as a result of the impacts from COVID-19 and government and business responses to it, and this has increased shipping time and costs. In addition, shipments between countries have been more severely impacted by COVID-19 and we are experiencing delays due to additional checks at border crossings, including within Europe and Asia. There has also been sporadic restrictions on individual travel between certain states in the United States of America as well. Government actions related to COVID-19 come on the heels of increasing trade tensions between the United States and China, which may continue. We believe we have the ability to meet the near-term demand for our products, but the situation is fluid and subject to change.

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

The COVID-19 pandemic has significantly increased worldwide and regional economic uncertainty and decreased demand for our products in many markets we serve, which could continue for an unknown period of time. In these circumstances, there may be developments outside of our control, including the length and extent of the COVID-19 outbreak, government-imposed measures and our ability to ship products and/or service installed products that may require us to adjust our operating plans. As such, given the dynamic nature of this situation, we cannot estimate with certainty the future impacts of COVID-19 on our financial condition, results of operations or cash flows. However, we do expect that it will have an adverse impact on our revenue as well as our overall profitability and may lead to an increase in inventory provisions, allowances for credit losses, and a volatile effective tax rate driven by changes in the mix of earnings across our markets.

See the additional Risk Factor included in Part II-Item 1A of this quarterly report regarding the impact of COVID-19.

Goodwill and other impairment charges

Based on our internal projections and the preparation of our financial statements for the quarter ended April 4, 2020, and considering the forecasted decrease in demand due to the COVID-19 pandemic and other factors, we believed that the fair value of our ILS reporting unit might no longer have exceeded its carrying value and performed an interim goodwill impairment test on the ILS and OLS reporting units. Based on the estimated fair value of the ILS reporting unit, in the quarter ended April 4, 2020, we recorded non-cash pre-tax goodwill impairment charges of $327.2 million. In addition, we performed impairment tests on the long-lived assets allocated to the asset group of the ILS reporting unit, including intangible assets, property, plant and equipment and ROU assets as of April 4, 2020 and recorded non-cash pre-tax charges, in the quarter ended April 4, 2020, related to the impairment intangible assets, property, plant and equipment and ROU assets of the ILS reporting unit of $33.9 million, $85.6 million and $1.8 million, respectively. See Note 8, "Goodwill and Intangible Assets" and Note 11, "Leases" in the Notes to Condensed Consolidated Financial Statements.

Restructuring

In June 2019, we internally announced our plans to co-locate the manufacturing and engineering of our HPFL products at our Hamburg, Germany facility to our Tampere, Finland location and exit a portion of our HPFL business. In conjunction with this announcement, we recorded restructuring charges in fiscal 2019 of $19.7 million. The charges primarily relate to write-offs of excess inventory, which is recorded in cost of sales, and estimated severance. We recorded charges in the three and nine months ended July 4, 2020 of $0.1 million and $1.2 million, respectively, primarily related to accelerated depreciation and project management consulting. See Note 20, "Restructuring Charges" in the Notes to Condensed Consolidated Financial Statements.

We have also announced our intent to vacate our leased facility in Santa Clara at the end of the current lease term in calendar 2020 and combine operations at our Santa Clara headquarters. We did not incur material expenses in fiscal 2019 related to this project. We incurred costs in the three and nine months ended July 4, 2020 of $0.4 million and $1.2 million, respectively, related to this project.

RESULTS OF OPERATIONS

CONSOLIDATED SUMMARY

The following table sets forth, for the periods indicated, the percentage of total net sales represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	68.1%	71.1%	67.3%	65.5%
Gross profit	31.9%	28.9%	32.7%	34.5%
Operating expenses:
Research and development	9.5%	9.0%	9.5%	8.2%
Selling, general and administrative	22.6%	20.0%	21.6%	18.4%
Goodwill and other impairment charges	—%	—%	49.4%	—%
Amortization of intangible assets	0.2%	2.0%	0.4%	1.1%
Total operating expenses	32.3%	31.0%	80.9%	27.7%
Income (loss) from operations	(0.4)%	(2.1)%	(48.2)%	6.8%
Other expense, net	(1.4)%	(1.3)%	(1.4)%	(1.6)%
Income (loss) before income taxes	(1.8)%	(3.4)%	(49.6)%	5.2%
Provision for (benefit from) income taxes	1.1%	(2.5)%	(3.4)%	0.3%
Net income (loss)	(2.9)%	(0.9)%	(46.2)%	4.9%

Net loss for the third quarter of fiscal 2020 was $8.7 million ($0.36 per diluted share). This included $12.8 million of after-tax stock-based compensation expense, after tax charges of $2.1 million of after-tax amortization of intangible assets, $0.7 million after-tax of accelerated compensation for our former CEO, $0.4 million of after-tax restructuring costs, $5.3 million non-recurring income tax net charge and $0.1 million of excess tax benefits for employee stock-based compensation. Net loss for the third quarter of fiscal 2019 was $3.1 million ($0.13 per diluted share). This included $14.8 million of after-tax restructuring costs, $13.3 million of after-tax amortization of intangible assets, $8.2 million of after-tax stock-based compensation expense and $1.1 million of benefit from amounts received on a resolved asset recovery matter.

Net loss for the first nine months of fiscal 2020 was $421.8 million ($17.52 per diluted share). This included after tax charges of $423.2 million for goodwill and other impairment (goodwill and other long-lived assets), $27.7 million of after-tax stock-based compensation expense, $19.7 million of after-tax amortization of intangible assets, $1.9 million of after-tax restructuring costs, $0.7 million after-tax of accelerated compensation for our former CEO, $2.2 million non-recurring income tax net benefit and $1.1 million of excess tax benefits for employee stock-based compensation. Net income for the first nine months of fiscal 2019 was $53.2 million ($2.19 per diluted share). This included $34.1 million of after-tax amortization of intangible assets, $22.4 million of after-tax stock-based compensation expense, $15.9 million of after-tax restructuring costs, $0.4 million of after-tax amortization of purchase accounting inventory step up, $2.5 million of excess tax benefits for employee stock-based compensation and $1.1 million of benefit from amounts received on a resolved asset recovery matter.

NET SALES

The COVID-19 pandemic has significantly increased economic uncertainty and decreased demand for our products in many markets we serve, which could continue for an unknown period of time.

Market Application

The following tables set forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by market application (dollars in thousands):

	Three Months Ended
	July 4, 2020		June 29, 2019
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Microelectronics	$141,842	47.6%	$143,221	42.2%
Materials processing	81,737	27.4%	101,405	29.9%
OEM components and instrumentation	53,491	17.9%	64,297	19.0%
Scientific and government programs	21,260	7.1%	30,247	8.9%
Total	$298,330	100.0%	$339,170	100.0%

	Nine Months Ended
	July 4, 2020		June 29, 2019
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Microelectronics	$394,155	43.2%	$490,895	44.8%
Materials processing	256,416	28.1%	310,970	28.4%
OEM components and instrumentation	186,405	20.4%	197,852	18.1%
Scientific and government programs	75,272	8.3%	95,459	8.7%
Total	$912,248	100.0%	$1,095,176	100.0%

Quarterly

Net sales for the third quarter of fiscal 2020 decreased by $40.8 million, or 12%, compared to the third quarter of fiscal 2019, with significant decreases in the materials processing, OEM components and instrumentation and scientific and government programs markets with a smaller decrease in the microelectronics market. The decrease included lower net sales of approximately $9.0 million due to the impact from COVID-19 shelter-in place orders and/or delays in restarting non-essential manufacturing activity at many of our customers, primarily in the materials processing, OEM components and instrumentation and scientific and government programs markets.

The decrease in the microelectronics market of $1.4 million, or 1%, was primarily due to decreased shipments for flat panel display (higher shipments related to ELA tools used in the flat panel display market offset by lower revenues from consumable service parts) and semiconductor applications, partially offset by higher shipments for advanced packaging applications. We expect future increases in ELA tool shipments as Asian manufacturers improve yields and ramp manufacturing; however, the timing of any such increase is uncertain at this time, which is further impacted by COVID-19. In addition, it is expected that the handset market will transition to 5G. 5G technology requires more power from the battery which we expect will result in the handset manufacturers having to decide between shorter talk times or placement of larger batteries in existing form factors. Since OLED displays are much thinner than liquid crystal displays (LCD), we believe 5G will increase demand for OLED displays to accommodate larger batteries. We believe that these technological demands will allow us to continue to maintain a leadership position in flat panel display applications.

The decrease in the materials processing market of $19.7 million, or 19%, was due to decreased sales in materials processing applications in a variety of areas. An index which often correlates to materials processing sales is the Purchasing Managers Index (PMI). PMI is a measure of the prevailing economic trends in manufacturing. Manufacturing PMI has been in a contraction state (<50 on the index) in Korea, Taiwan, the EUROZONE and the U.S. for a year or so. Additionally, other markets for sales of these applications have also been depressed (e.g. automobiles). We see some strength in non-metal applications such as packaging, medical device manufacturing and specialty semiconductor marking. Even before COVID-19, demand in the materials processing market was softening in some of the machine tool industries and the materials processing market continues to be negatively impacted by COVID-19. We are also seeing increased price and margin pressure from Chinese competitors in this market. The timing for our recovery in this market is uncertain.

The decrease in the OEM components and instrumentation market of $10.8 million, or 17%, was due primarily to lower shipments for medical applications. We expect strength in the healthcare market over the next several years. We supply lasers and optical systems for biomedical instrumentation applications and our lasers have been used in diagnostic instruments in applications including gene sequencing, biomarker identification and vaccine development. Applications dependent on discretionary spending by consumers, including tools and components used in discretionary medical procedures, as well as certain research applications continue to be negatively impacted by COVID-19, but we are seeing indications that the market is starting to recover. We expect the defense market, especially amplifiers for directed energy, countermeasures as well as specialty optics for aerospace, to be a multi-year growth opportunity for us.

Sales in the scientific and government programs market decreased $9.0 million, or 30%, due to lower demand for advanced research applications used by university and government research groups, primarily in Asia and the United States, due to the closures of universities and other research institutions due to COVID-19 shelter-in-place orders. We expect demand in the scientific and government programs market to continue to fluctuate from quarter to quarter.

Year-to-date

Net sales for the first nine months of fiscal 2020 decreased by $182.9 million, or 17%, compared to the first nine months of fiscal 2019, with significant decreases in the microelectronics and materials processing markets and smaller decreases in the scientific and government programs and OEM components and instrumentation markets. The decrease included lower net sales of approximately $35.0 to $40.0 million due to the impact from COVID-19 shelter-in place orders as well as delays in restarting non-essential manufacturing activity at many of our customers, which impacted all of our markets.

The decrease in the microelectronics market of $96.7 million, or 20%, was primarily due to weaker demand resulting in lower shipments related to ELA tools used in the flat panel display market as well as lower revenues from consumable service parts and a decrease due to a non-recurring fee of $7.0 million that was recognized in the first quarter of fiscal 2019 related to the cancellation of orders from a customer for our ELA tools. In microelectronics, orders in the first nine months of fiscal 2020 increased significantly for ELA tools as compared to the first nine months of fiscal 2019.

Sales in the materials processing market decreased $54.6 million, or 18%, primarily due to decreased sales in marking, cutting and welding applications, primarily in China, other Asia-Pacific countries and Europe, and to a lesser extent in the United States, primarily due to a significant decrease in PMI’s worldwide in fiscal 2020 and a weakened global market for automobiles.

The decrease in the OEM components and instrumentation market of $11.4 million, or 6%, was due primarily to lower shipments for medical applications partially offset by higher shipments for bio-instrumentation applications.

Sales in the scientific and government programs market decreased $20.2 million, or 21%, due to lower demand for advanced research applications used by university and government research groups, primarily in Asia and the United States, due to the closures of universities and research institutions due to COVID-19 shelter-in-place orders.

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

The following tables set forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by segment (dollars in thousands):

	Three Months Ended
	July 4, 2020		June 29, 2019
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
OEM Laser Sources (OLS)	$184,694	61.9%	$206,285	60.8%
Industrial Lasers & Systems (ILS)	113,636	38.1%	132,885	39.2%
Total	$298,330	100.0%	$339,170	100.0%

	Nine Months Ended
	July 4, 2020		June 29, 2019
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
OEM Laser Sources (OLS)	$559,364	61.3%	$680,230	62.1%
Industrial Lasers & Systems (ILS)	352,884	38.7%	414,946	37.9%
Total	$912,248	100.0%	$1,095,176	100.0%

Quarterly

Net sales for the third quarter of fiscal 2020 decreased by $40.8 million, or 12%, compared to the third quarter of fiscal 2019, with decreases of $21.6 million, or 10%, in our OLS segment and $19.2 million, or 14%, in our ILS segment.

The decrease in our OLS segment sales, including lower sales of approximately $1.0 million due to COVID-19, was primarily due to lower demand for advanced research applications used by university and government research groups, primarily in Asia and the United States as well as decreased sales during the period in materials processing, bio-instrumentation, medical, military, advanced packaging, flat panel display and semiconductor applications. Within flat panel display applications, lower revenues from consumable service parts were offset by higher shipments of ELA tools. The decrease in our ILS segment sales, including lower sales of approximately $8.0 million due to COVID-19, was primarily due to lower sales for materials processing and lower sales for medical applications within the OEM components and instrumentation market.

Year-to-date

Net sales for the first nine months of fiscal 2020 decreased by $182.9 million, or 17%, compared to the first nine months of fiscal 2019, with decreases of $120.9 million, or 18%, in our OLS segment and $62.1 million, or 15%, in our ILS segment.

The decrease in sales in our OLS segment, including lower sales of approximately $26.0 million due to COVID-19, was primarily due to weaker demand resulting in lower shipments of ELA tools used in the flat panel display market as well as lower revenues from consumable service parts and a decrease due to a non-recurring fee of $7.0 million that was recognized in the first quarter of fiscal 2019 related to the cancellation of orders from one customer for our ELA tools. In addition, OLS sales decreased due to lower demand for advanced research applications used by university and government research groups, primarily in Asia and the United States. The decrease in our ILS segment sales, including lower sales of approximately $14.0 million due to COVID-19, was primarily due to lower sales for materials processing and lower sales for medical applications within the OEM components and instrumentation market.

GROSS PROFIT

Consolidated

Our gross profit percentage increased by 3.0% to 31.9% in the third quarter of fiscal 2020 from 28.9% in the third quarter of fiscal 2019 and decreased by 1.8% to 32.7% in the first nine months of fiscal 2020 from 34.5% in the first nine months of fiscal 2019.

The 3.0% increase in gross profit percentage during the third quarter of fiscal 2020 included a 5.1% favorable impact of lower restructuring costs, primarily related to the write-off of inventories and severance costs in the third quarter of fiscal 2019 due to our exit from a portion of our HPFL business and 2.7% lower amortization of intangibles primarily due to the impairment of ILS intangibles in the second quarter of fiscal 2020. Excluding the 7.8% favorable impact of lower restructuring costs and intangibles amortization, gross profit percentage decreased 4.8% compared to the third quarter of fiscal 2019 primarily due to higher other costs (4.3%), unfavorable product costs (0.2%) and higher stock-based compensation (0.3%) as a percentage of sales. Other costs were higher primarily due to higher inventory provisions for excess and obsolete inventory costs in certain ILS business units due to lower forecasted demand and changing business conditions partially offset by lower provisions for excess and obsolete inventory costs in certain OLS business units. Unfavorable product margins in ILS due to unfavorable absorption of manufacturing costs on lower volumes over multiple products and the impact of lower shipments of higher margin tools products were partially offset by more favorable margins in OLS as a result of the favorable impact of higher margins (both mix and cost reductions) in our OEM Components and Instrumentation market and the favorable impact of the weaker Euro partially offset by less favorable margins due to lower shipments of higher margin flat panel display systems.

The 1.8% decrease in gross profit percentage during the first nine months of fiscal 2020 included a 1.5% favorable impact of lower restructuring costs, primarily related to the write-off of inventories and severance costs in the third quarter of fiscal 2019 due to our exit from a portion of our HPFL business and 0.7% lower amortization of intangibles primarily due to the impairment of ILS intangibles in the second quarter of fiscal 2020. Excluding the 2.2% favorable impact of lower restructuring costs and intangibles amortization, gross profit percentage decreased 4.0% primarily due to unfavorable product margins (2.4%), higher other costs (1.8%) and higher stock-based compensation expense (0.1%) as a percentage of sales partially offset by lower warranty and installation costs (0.3%) as a percentage of sales. The unfavorable product margins were in both segments and were primarily due to unfavorable absorption of manufacturing costs on lower volumes including the impact of idle facilities due to COVID-19 as well as unfavorable product margins in OLS as a result of lower shipments of higher margin flat panel display systems. In addition, the unfavorable impact (0.4%) of a $7.0 million non-recurring fee recognized in the first quarter of fiscal 2019 related to the cancellation of orders from one customer for our ELA tools contributed to the decrease. Other costs were higher primarily due to higher inventory provisions for excess and obsolete inventory in certain ILS business units due to lower forecasted demand and changing business conditions, net of lower inventory provisions for excess and obsolete inventory in certain OLS business units. The lower warranty and installation costs were primarily in our ILS segment and included lower warranty events with the largest impact from fiber lasers, primarily sold into China, partially offset by the impact of lower sales volumes.

Our gross profit percentage has been and will continue to be affected by a variety of factors including the impact of COVID-19, shipment volumes, product mix, pricing on volume orders, our ability to manufacture advanced and more complex products, manufacturing efficiencies, excess and obsolete inventory write-downs, warranty costs, amortization of intangibles, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems, commodity prices and foreign currency fluctuations against the U.S. Dollar, particularly the recent volatility of the Euro and to a lesser extent, the Japanese Yen and South Korean Won. Our gross profit in future quarters will continue to be favorably impacted by lower amortization and depreciation as a result of the impairments of long-lived assets in our ILS segment in the second quarter of fiscal 2020.

OEM Laser Sources

The gross profit percentage in our OLS segment increased by 1.5% to 46.6% in the third quarter of fiscal 2020 from 45.1% in the third quarter of fiscal 2019. The gross profit percentage in our OLS segment decreased by 1.2% to 46.4% in the first nine months of fiscal 2020 from 47.6% in the first nine months of fiscal 2019.

The 1.5% increase in gross profit percentage during the third quarter of fiscal 2020 was primarily due to favorable product margins (1.2%) as a result of the favorable impact of the CARES Act retention credit (net of the impact of idle facilities and increased safety costs due to COVID-19), the favorable impact of higher margins (both mix and cost reductions) in our OEM Components and Instrumentation market and the favorable impact of the weaker Euro. The favorable impact to product margins was partially offset by unfavorable absorption of manufacturing costs on lower volumes and less favorable margins due to lower shipments of higher margin flat panel display systems. In addition, lower other costs favorably impacted margin by 0.7% primarily due to lower inventory provisions for excess and obsolete inventory in certain business units net of the impact of lower sales volumes as well as lower intangibles amortization (0.2%) as a percentage of sales. The favorable impacts to margin were partially offset by the unfavorable impact of higher warranty costs (0.6%) primarily due increased warranty events in the microelectronics market and the impact of lower sales volumes.

The 1.2% decrease in gross profit percentage during the first nine months of fiscal 2020 was primarily due to unfavorable product margins (1.5%) as a result of the impact of both lower shipments of higher margin flat panel display systems and lower revenues from consumable service parts, the 0.5% unfavorable impact of a $7.0 million non-recurring fee recognized in the first quarter of fiscal 2019 related to the cancellation of orders from one customer for our ELA tools and unfavorable absorption of manufacturing costs on lower volumes. In addition, higher warranty costs (0.1%) unfavorably impacted margins. The unfavorable product margins and warranty costs were partially offset by lower other costs (0.3%) due to lower inventory provisions for excess and obsolete inventory in certain business units as well as lower intangibles amortization (0.1%) as a percentage of sales.

Industrial Lasers & Systems

The gross profit percentage in our ILS segment increased by 5.3% to 9.9% in the third quarter of fiscal 2020 from 4.6% in the third quarter of fiscal 2019. The gross profit percentage in our ILS segment decreased by 1.5% to 12.4% in the first nine months of fiscal 2020 from 13.9% in the first nine months of fiscal 2019.

The 5.3% increase in gross profit percentage during the third quarter of fiscal 2020 included a 13.1% favorable impact of lower restructuring costs, primarily related to the write-off of inventories and severance costs in the third quarter of fiscal 2019 due to our exit from a portion of our HPFL business and 6.6% lower amortization of intangibles due to the impairment of ILS intangibles in the second quarter of fiscal 2020. Excluding the 19.7% favorable impact of lower restructuring costs and intangibles amortization, gross profit percentage decreased 14.4% compared to the third quarter of fiscal 2019 primarily due to higher other costs (12.6%) due to higher inventory provisions as a percentage of sales for excess and obsolete inventory in several business units due to lower forecasted demand and changing business conditions and unfavorable product costs (3.0%) due to unfavorable absorption of manufacturing costs on lower volumes over multiple products and the impact of lower shipments of higher margin tools products. The unfavorable costs were partially offset by 1.2% lower warranty and installation costs as a percentage of sales due to fewer warranty events, particularly for our HPFL products sold in China, and for fiber components products.

The 1.5% decrease in gross profit percentage during the first nine months of fiscal 2020 included a 4.1% favorable impact of lower restructuring costs, primarily related to the write-off of inventories and severance costs in the third quarter of fiscal 2019 due to our exit from a portion of our HPFL business and 1.7% lower amortization of intangibles due to the impairment of ILS intangibles in the second quarter of fiscal 2020. Excluding the 5.8% favorable impact of lower restructuring costs and intangibles amortization, gross profit percentage decreased 7.3% primarily due to higher other costs (5.3%) due to higher inventory provisions for excess and obsolete inventory in several business units as a percentage of sales and unfavorable product costs (3.4%) including unfavorable absorption of manufacturing costs on lower volumes over multiple products. The decreases were partially offset by 1.3% lower warranty and installation costs as a percentage of sales due to fewer warranty events, particularly for our HPFL products sold in China, partially offset by higher warranty events for fiber components and diode components products.

OPERATING EXPENSES:

	Three Months Ended
	July 4, 2020		June 29, 2019
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$28,283	9.5%	$30,692	9.0%
Selling, general and administrative	67,525	22.6%	67,686	20.0%
Amortization of intangible assets	643	0.2%	6,782	2.0%
Total operating expenses	$96,451	32.3%	$105,160	31.0%

	Nine Months Ended
	July 4, 2020		June 29, 2019
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$86,757	9.5%	$90,095	8.2%
Selling, general and administrative	197,383	21.6%	201,706	18.4%
Goodwill and other impairment charges	451,025	49.4%	—	—%
Amortization of intangible assets	3,371	0.4%	11,748	1.1%
Total operating expenses	$738,536	80.9%	$303,549	27.7%

Research and development

Quarterly

Research and development ("R&D") expenses decreased $2.4 million, or 8%, during the third quarter of fiscal 2020 compared to the same quarter one year ago. The decrease was primarily due to $3.8 million lower headcount expenses due to lower severance costs, lower spending on projects including the impact of headcount reductions and the favorable impact of foreign exchange rates. Partially offsetting the decreases, R&D expense increased due to $0.7 million higher stock-based compensation expense due to increased grants to employees, $0.6 million net higher spending on materials, including lower customer reimbursements and $0.1 million higher charges for increases in deferred compensation plan liabilities.

On a segment basis as compared to the prior year period, OLS R&D spending increased $0.6 million primarily due to higher net spending on materials and headcount partially offset by the favorable impact of foreign exchange rates. ILS R&D spending decreased $3.4 million primarily due to lower headcount spending including lower restructuring costs for severance and the favorable impact of foreign exchange rates partially offset by higher net spending on materials. Corporate and other R&D spending increased $0.4 million primarily due to higher stock-based compensation expense and higher charges for increases in deferred compensation plan liabilities partially offset by lower headcount spending in our former Advanced Research business unit.

Year-to-date

Research and development ("R&D") expenses decreased $3.3 million, or 4%, during the first nine months of fiscal 2020 compared to the same period one year ago. The decrease was primarily due to $3.7 million lower headcount spending and $0.7 million lower spending on materials, including lower customer reimbursements and the favorable impact of foreign exchange rates (primarily the weaker Euro). Headcount spending decreased $3.7 million due to lower restructuring costs for severance, lower spending on projects including the impact of headcount reductions and the favorable impact of foreign exchange rates partially offset by the impact of an extra week in the second quarter of fiscal 2020. Partially offsetting the decrease, R&D expenses increased $0.8 million due to higher stock-based compensation expense due to increased grants to employees and $0.3 million as a result of higher charges for increases in deferred compensation plan liabilities.

On a segment basis as compared to the prior year period, OLS R&D spending increased $2.0 million primarily due to higher net spending on headcount and materials partially offset by the favorable impact of foreign exchange rates. ILS R&D spending decreased $4.7 million primarily due to lower headcount spending, lower net spending on materials and the favorable impact of foreign exchange rates. Corporate and other R&D spending decreased $0.6 million primarily due to lower headcount spending in our former Advanced Research business unit partially offset by higher stock-based compensation expense and higher charges for increases in deferred compensation plan liabilities.

Selling, general and administrative

Quarterly

Selling, general and administrative ("SG&A") expenses decreased $0.2 million, or 0%, during the third quarter of fiscal 2020 compared to the same quarter one year ago. The decrease was primarily due to $4.3 million lower other variable spending and $1.6 million lower spending on headcount partially offset by $4.1 million higher stock-based compensation expense, the impact of a benefit of $1.3 million from amounts received in third quarter of fiscal 2019 on a resolved asset recovery matter and $0.3 million higher charges for increases in deferred compensation plan liabilities. The $4.3 million in lower variable spending included lower travel and other variable discretionary spending due to COVID-19, lower provisions for bad debts, lower depreciation expense due to the impairment of ILS long-lived assets in the second quarter of fiscal 2020, lower spending on sales rep commissions and the favorable impact of foreign exchange rates partially offset by higher audit and consulting spending on special projects. The $1.6 million lower spending on headcount was primarily due to lower severance and restructuring costs, the impact of lower headcount and the favorable impact of foreign exchange rates partially offset by the impact of one extra week in the second quarter of fiscal 2020 and higher costs related to the transition of our former CEO to special advisor status. The $4.1 million higher stock-based compensation expense is primarily due to the acceleration of the accounting charges for equity grants for our former CEO and increased grants to employees.

On a segment basis as compared to the prior year period, OLS SG&A expenses decreased $4.4 million primarily due to lower variable spending on travel, sales rep commissions and other discretionary spending as well as the favorable impact of foreign exchange rates partially offset by higher headcount spending including higher sales commissions. ILS SG&A spending decreased $2.1 million primarily due to lower headcount spending including lower severance and the impact of lower headcount, lower variable spending on sales rep commissions, travel, depreciation and bad debts as well as the favorable impact of foreign exchange rates partially offset by the prior year resolved asset recovery matter. Corporate and other SG&A spending increased $6.3 million primarily due to higher stock-based compensation expense, higher audit and consulting fees, higher costs related to the transition of our former CEO to special advisor status and higher charges for the deferred compensation plan.

Year-to-date

Selling, general and administrative ("SG&A") expenses decreased $4.3 million, or 2%, during the first nine months of fiscal 2020 compared to the same period one year ago. The decrease was primarily due to $7.5 million lower variable spending and $2.3 million lower spending on headcount. The decreases were partially offset by $4.1 million higher stock-based compensation expense primarily due to the acceleration of the accounting charges for equity grants for our former CEO and increased grants to employees and $1.4 million higher charges for increases in deferred compensation plan liabilities. The $7.5 million lower variable spending included lower spending on travel and other variable discretionary spending due to COVID-19, lower sales rep commissions, lower provisions for bad debts, lower depreciation expense due to the impairment of ILS long-lived assets in the second quarter of fiscal 2020 and the favorable impact of foreign exchange rates, partially offset by higher audit and consulting spending on special projects. The $2.3 million lower spending on headcount was primarily due to lower sales commissions, lower severance, the impact of lower headcount and the favorable impact of foreign exchange rates partially offset by the impact of one extra week in the second quarter of fiscal 2020 and higher costs related to the retirement of our former CEO.

On a segment basis as compared to the prior year period, OLS SG&A expenses decreased $1.6 million primarily due to lower variable spending including travel, sales rep commissions and other discretionary spending and as well as the favorable impact of foreign exchange rates partially offset higher headcount spending. ILS SG&A spending decreased $11.1 million primarily due to lower variable spending (including lower spending on travel and other variable discretionary spending due to COVID-19, lower sales rep commissions, lower provisions for bad debts and lower depreciation expense), lower spending on headcount (lower severance and the impact of lower headcount net of the impact of one extra week in the second quarter of fiscal 2020) and the favorable impact of foreign exchange rates. Corporate and other SG&A spending increased $8.4 million primarily due to higher stock-based compensation expense, higher headcount spending including higher costs related to the retirement of our former CEO, higher charges for the deferred compensation plan and higher audit and consulting fees.

Goodwill and other impairment charges
Year-to-date
In the second quarter of fiscal 2020, we recorded non-cash pre-tax goodwill impairment charges of $327.2 million related to our ILS segment to operating expense in our results of operations. In addition, we recorded non-cash pre-tax charges related to the impairment of intangible assets, property, plant and equipment and ROU assets of the ILS reporting unit of $33.9 million, $85.6 million and $1.8 million, respectively. See Note 8, "Goodwill and Intangible Assets" in the Notes to Condensed Consolidated Financial Statements and Note 11, "Leases" in the Notes to Condensed Consolidated Financial Statements.
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
Amortization of intangible assets

Amortization of intangible assets decreased $6.1 million and $8.4 million, respectively, in the three and nine months ended July 4, 2020 compared to the same periods last year. The decreases were primarily due to the impairment of ILS intangibles in the second quarter of fiscal 2020, the completion of the amortization of certain intangibles from acquisitions and the favorable impact of foreign exchange rates.

OTHER INCOME (EXPENSE) — NET

Other income (expense), net, changed by $0.1 million to an expense of $4.3 million in the third quarter of fiscal 2020 from an expense of $4.4 million in the third quarter of fiscal 2019. Other income (expense), net, changed by $4.8 million to an expense of $13.0 million in the first nine months of fiscal 2020 from an expense of $17.8 million in the first nine months of fiscal 2019.

The third fiscal quarter decrease in net other expense was primarily due to $0.9 million lower interest expense and $0.6 million higher gains (lower losses), net of expenses, on our deferred compensation plan assets partially offset by $1.1 million higher foreign exchange losses. Interest expense decreased primarily due to lower interest expense on line of credit borrowings and lower amortization of bond issue costs related to our Euro senior secured term loan facility (the "Euro Term Loan") partially offset by higher interest on the Euro Term Loan.

The decrease for the first nine months of fiscal 2020 in net other expense was primarily due to $2.4 million higher gains (lower losses), net of expenses, on our deferred compensation plan assets, $2.2 million lower interest expense and $1.8 million lower foreign exchange losses partially offset by $1.7 million lower benefit from non-service pension income. Interest expense decreased primarily due to lower amortization of bond issue costs related to our Euro senior secured term loan facility (the "Euro Term Loan") and lower interest expense on line of credit borrowings partially offset by higher interest on the Euro Term Loan.

INCOME TAXES

Our effective tax rate on loss before income taxes for the three and nine months ended July 4, 2020 reflected a provision at a 59.6% rate and a benefit at a 6.9% rate, respectively. Our effective tax rate for the three months ended July 4, 2020 was unfavorably impacted primarily due to the establishment of valuation allowances for certain deferred tax assets. Our effective tax rate for the nine months ended July 4, 2020 was unfavorably impacted primarily due to the impairment of goodwill that is not deductible for tax purposes and the establishment of valuation allowances for certain deferred tax assets. These unfavorable impacts were partially offset by the release of unrecognized tax benefits net of settlements and competent authority offsets, the geographic distribution of the impairments of certain long-lived assets that are deductible for tax purposes and the reduction in foreign earnings subject to foreign tax rates that are higher than the U.S. tax rates. Our effective tax rate is based on forecasted annual results and these amounts may fluctuate significantly through the rest of the year as a result of the unpredictable impact of COVID-19 on our operating activities.

Our effective tax rate on income (loss) before income taxes for the three and nine months ended June 29, 2019 was a benefit at a 73.2% rate and a provision at a 6.2% rate, respectively. Our effective tax rate for the three months ended June 29, 2019 reflected the recognition of a tax benefit on a pre-tax loss. This loss was in part a result of the restructuring costs in the third quarter of fiscal 2019 in our German operations resulting from our decision to relocate the manufacturing and engineering of our HPFL products at our Hamburg, Germany facility to our Tampere, Finland location and exit a portion of our HPFL business. A benefit in a high tax jurisdiction increases the effective tax rate on a loss. Furthermore, revision of the estimated annual effective tax rate in the third quarter of fiscal 2019 resulted in additional benefit to the period and cumulatively offset tax expense recorded through the previous quarter. Our effective tax rate for the nine months ended June 29, 2019 was lower than the U.S. federal tax rate of 21.0% primarily due to the tax benefit from German losses subject to higher tax rates than U.S. tax rates, the excess tax benefits from restricted stock unit vesting, the benefit of federal research and development tax credits and our Singapore and South Korea tax exemptions. These amounts were partially offset by an accrual for foreign withholding taxes on certain current year foreign earnings not considered permanently reinvested, stock-based compensation not deductible for tax purposes and limitations on the deductibility of compensation under IRC Section 162(m).

LIQUIDITY AND CAPITAL RESOURCES

At July 4, 2020, we had assets classified as cash and cash equivalents and short-term investments, in an aggregate amount of $420.9 million, compared to $306.0 million at September 28, 2019. In addition, at July 4, 2020, we had $5.2 million of restricted cash. At July 4, 2020, approximately $296.0 million of our cash and securities was held in certain of our foreign subsidiaries and branches, $273.3 million of which was denominated in currencies other than the U.S. dollar. Cash held by foreign subsidiaries includes cash in certain entities where we intend to permanently reinvest our accumulated earnings and our current plans do not demonstrate a need for these funds to support our domestic operations. If, however, a portion of these funds are needed for and distributed to our operations in the United States, we may be subject to additional foreign withholding taxes and certain state taxes. The amount of the U.S. and foreign taxes due would depend on the amount and manner of repatriation, as well as the location from where the funds are repatriated. We historically asserted our intention to indefinitely reinvest foreign earnings. In December 2017, we reevaluated our assertion as a result of the enactment of the Tax Act and no longer consider certain foreign earnings to be indefinitely reinvested in our foreign subsidiaries. We actively monitor the third-party depository institutions that hold these assets, primarily focusing on the safety of principal and secondarily maximizing yield on these assets. We diversify our cash and cash equivalents and investments among various financial institutions, money market funds, sovereign debt and other securities in order to reduce our exposure should any one of these financial institutions or financial instruments fail or encounter difficulties. To date, we have not experienced any material loss or lack of access to our invested cash, cash equivalents or short-term investments. However, we can provide no assurances that access to our invested cash, cash equivalents or short-term investments will not be impacted by adverse conditions in the financial markets. To date, we have had sufficient liquidity to manage the financial impact of COVID-19. However, we can provide no assurance that this will continue to be the case if the impact of COVID-19 is prolonged or if there is an extended impact on us or the economy in general. Further, COVID-19 has caused significant uncertainty and volatility in the credit markets. If our liquidity or access to capital becomes significantly constrained, or if costs of capital increase significantly due to the impact of COVID-19 as result of a volatility in the capital markets, a reduction in our creditworthiness or other factors, then our financial condition, results of operations and cash flows could be materially adversely affected.

See "Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk" below for more information about risks and trends related to foreign currencies.

Sources and Uses of Cash

Historically, our primary source of cash has been provided by our operations. Other sources of cash in the past few fiscal years include proceeds from our Euro Term Loan used to finance our acquisition of Rofin, proceeds received from the sale of our stock through our employee stock purchase plan as well as borrowings under our revolving credit facility ("Revolving Credit Facility"). Our historical uses of cash have primarily been for acquisitions of businesses and technologies, the repurchase of our common stock, capital expenditures and debt issuance costs. Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our condensed consolidated statements of cash flows and the notes to condensed consolidated financial statements:

	Nine Months Ended
	July 4, 2020	June 29, 2019
	(in thousands)
Net cash provided by operating activities	$160,064	$135,364
Acquisition of businesses, net of cash acquired	—	(18,881)
Investment in 3D-Micromac AG	—	(3,423)
Issuance of shares under employee stock plans	13,361	11,811
Net settlement of restricted common stock	(13,519)	(15,167)
Repurchases of common stock	—	(77,410)
Borrowings (repayments), net	(7,180)	32,648
Purchases of property and equipment	(48,436)	(60,511)

Net cash provided by operating activities increased by $24.7 million for the first nine months of fiscal 2020 compared to the same period one year ago. The increase in cash provided by operating activities was primarily due to higher cash flows from deferred taxes, taxes payable and accounts payable partially offset by lower net income (net of non-cash adjustments). In order to support our liquidity during the pandemic, we are proactively taking measures to increase available cash on hand, including, but not limited to, reducing discretionary spending for operating and capital expenses. To further support our liquidity, we have elected to defer the payment of our employer portion of social security taxes beginning in April 2020 and through the end of the calendar year, which we expect to pay in equal installments in the first quarters of fiscal 2022 and 2023, as provided for under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"). We are also taking advantage of the retention credit of the CARES Act for employees who are idled as a result of COVID-19. We believe that our existing cash, cash equivalents and short term investments combined with cash to be provided by operating activities and amounts available under our Revolving Credit Facility will be adequate to cover our working capital needs and planned capital expenditures for at least the next 12 months to the extent such items are known or are reasonably determinable based on current business and market conditions, including consideration of the impact of COVID-19. However, we may elect to finance certain of our capital expenditure requirements through other sources of capital. We continue to follow our strategy to further strengthen our financial position by using available cash flow to fund operations.

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

In the first nine months of fiscal 2020, we made debt principal payments of $5.6 million, recorded interest expense on the Euro Term Loan of $9.1 million and recorded $2.5 million amortization of debt issuance costs. In the first nine months of fiscal 2020, we recorded interest expense related to our Revolving Credit Facility of $0.4 million.

On October 5, 2018, we acquired privately held Ondax for approximately $12.0 million, excluding transaction costs. On October 5, 2018, we acquired certain assets of Quantum Coating, Inc. for approximately $7.0 million, excluding transaction costs.

On October 28, 2018, our board of directors authorized a stock repurchase program authorizing the Company to repurchase up to $250.0 million of our common stock through December 31, 2019, with a limit of no more than $75.0 million per quarter. During fiscal 2019, we repurchased and retired 603,828 shares of outstanding common stock under this program at an average price of $128.20 per share for a total of $77.4 million. We made no repurchases under the program during fiscal 2020 and the program expired on December 31, 2019. On February 5, 2020, our board of directors authorized a stock repurchase program authorizing the Company to repurchase up to $100.0 million of our common stock through January 31, 2021. We have made no repurchases under the program during fiscal 2020. See Note 14, "Stock Repurchases" in the Notes to Condensed Consolidated Financial Statements.

Additional sources of cash available to us, in addition to the amounts available under the Revolving Credit Facility, were international currency lines of credit and bank credit facilities totaling $16.4 million as of July 4, 2020, of which $13.5 million was unused and available. These unsecured international credit facilities were used in Europe and Japan during the first nine months of fiscal 2020. As of July 4, 2020, we had utilized $2.9 million of the international credit facilities as guarantees in Europe.

Our ratio of current assets to current liabilities decreased to 4.4:1 at July 4, 2020 compared to 4.6:1 September 28, 2019. The decrease in our ratio was primarily due to higher accounts payable, lower accounts receivable and lease liabilities recorded as a result of the adoption of ASC 842 partially offset by increases in our ratio due to higher cash and cash-equivalents and lower other current liabilities. Our cash and cash equivalents, short-term investments and working capital are as follows:

	July 4, 2020	September 28, 2019
	(in thousands)
Cash and cash equivalents	$378,992	$305,833
Short-term investments	41,898	120
Working capital	895,075	854,507

Contractual Obligations and Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as defined under Regulation S-K of the Securities Act of 1933. Information regarding our contractual obligations is provided in Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended September 28, 2019. There have been no material changes in contractual obligations outside of the ordinary course of business since September 28, 2019. Information regarding our other financial commitments at July 4, 2020 is provided in the Notes to Condensed Consolidated Financial Statements in this report.

Changes in Financial Condition

Cash provided by operating activities during the first nine months of fiscal 2020 was $160.1 million, which included non-cash goodwill and other impairment charges of $451.0 million, depreciation and amortization of $63.4 million, stock-based compensation expense of $31.1 million, cash provided by operating assets and liabilities of $39.9 million (primarily lower accounts receivable and higher accounts payable net of lower income taxes payable and payments made for lease liabilities), amortization of operating ROU assets of $12.1 million, amortization of debt issuance cost of $2.5 million and non-cash restructuring charges of $2.1 million partially offset by net loss of $421.8 million and net increases in deferred tax assets of $21.8 million. Cash provided by operating activities during the first nine months of fiscal 2019 was $135.4 million, which included depreciation and amortization of $89.2 million, net income of $53.2 million, stock-based compensation expense of $26.5 million, non-cash restructuring charges of $12.1 million and amortization of debt issuance cost of $3.8 million partially offset by cash used by operating assets and liabilities of $38.8 million (primarily lower income taxes payable, accrued payroll, customer deposits and customer deposits and deferred income, net of lower accounts receivable) and net increases in deferred tax assets of $8.2 million.

Cash used in investing activities during the first nine months of fiscal 2020 was $89.5 million, which included $47.8 million, net of proceeds from dispositions, used to acquire property and equipment and purchase and upgrade buildings and $41.8 million net purchases of available-for-sale securities. Cash used in investing activities during the first nine months of fiscal 2019 was $79.6 million, which included $55.3 million, net of proceeds from dispositions, used to acquire property and equipment and purchase and upgrade buildings, $18.9 million, net of cash acquired, to purchase Ondax and Quantum, $3.4 million invested in 3D-Micromac AG and $2.0 million net purchases of available-for-sale securities.

Cash used in financing activities during the first nine months of fiscal 2020 was $7.3 million, which included $13.5 million in outflows due to net settlement of restricted stock units and $7.2 million net debt payments partially offset by $13.4 million generated from our employee stock option and purchase plans. Cash used in financing activities during the first nine months of fiscal 2019 was $48.1 million, which included $77.4 million used to repurchase shares of our common stock and $15.2 million in outflows due to net settlement of restricted stock units partially offset by $32.6 million net debt borrowings and $11.8 million generated from our employee stock option and purchase plans.

Changes in exchange rates during the first nine months of fiscal 2020 resulted in an increase in cash balances of $2.4 million. Changes in exchange rates during the first nine months of fiscal 2019 resulted in a decrease in cash balances of $1.9 million.

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

Interest rate sensitivity

A portion of our investment portfolio is composed of fixed income securities. These securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately (whether due to changes in overall market rates or credit worthiness of the issuers of our individual securities) and uniformly by 10% from levels at July 4, 2020, the fair value of the portfolio, based on quoted market prices in active markets involving similar assets, would decline by an immaterial amount due to their short-term maturities. We have the ability to generally hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. If necessary, we may sell short-term investments prior to maturity to meet our liquidity needs.

At July 4, 2020, the fair value of our available-for-sale debt securities was $0.1 million, all of which was classified short-term investments.

We are exposed to market risks related to fluctuations in interest rates related to our Euro Term Loan. As of July 4, 2020, we owed $405.9 million on this loan with an interest rate of 3.0%. We performed a sensitivity analysis on the outstanding portion of our debt obligation as of July 4, 2020. Should the current average interest rate increase or decrease by 10%, the resulting annual increase or decrease to interest expense would be approximately $1.2 million as of July 4, 2020.

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

At July 4, 2020, approximately $296.0 million of our cash, cash equivalents and short-term investments were held outside the U.S. in certain of our foreign operations, $273.3 million of which was denominated in currencies other than the U.S. dollar.

See Note 7, "Derivative Instruments and Hedging Activities" in Notes to Condensed Consolidated Financial Statements for further discussion of our derivatives and hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of July 4, 2020 ("Evaluation Date"). The controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended July 4, 2020.

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

Our net sales and operating results, such as operating expenses, adjusted EBITDA percentage, net income (loss) and our stock price have varied in the past and may vary significantly from quarter to quarter and from year to year in the future. We believe a number of factors, many of which are outside of our control, could cause these variations and make them difficult to predict, including:

•general economic uncertainties in the macroeconomic and local economies facing us, our customers and the markets we serve, particularly as the novel coronavirus ("COVID-19") pandemic continues to adversely affect the global economy;

•impact of government economic policies on macroeconomic conditions, such as recently instituted, proposed or threatened changes in trade policies by the U.S. and any corresponding retaliatory actions by affected countries, in particular with respect to China, and trade restrictions the Japanese government has recently instituted affecting the export to South Korea of certain products and materials used in the manufacture of flat panel displays and in the semiconductor industry;

•fluctuations in demand for our products or downturns in the industries that we serve, particularly the continued build-out of “phase 2” of the capacity for the manufacture of OLED and the increased use of the installed base of our products in such manufacturing;

•the ability of our suppliers, both internal and external, to produce and deliver components and parts, including sole or limited source components, in a timely manner, in the quantity, quality and prices desired;

•the timing of receipt of bookings and the timing of and our ability to ultimately convert bookings to net sales;

•the concentration of a significant amount of our backlog, and resultant net sales, with a few customers in the Microelectronics market;

•rescheduling of shipments or cancellation of orders by our customers;

•fluctuations in our product mix;

•the ability of our customers' other suppliers to provide sufficient material to support our customers' products;

•currency fluctuations and stability, in particular the Euro, the Japanese Yen, the South Korean Won, the Chinese RMB and the U.S. Dollar as compared to other currencies;

•commodity pricing;

•interpretation and impact of the U.S. Tax Cuts and Jobs Act (the "Tax Act") and the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act");

•introductions of new products and product enhancements by our competitors, entry of new competitors into our markets, pricing pressures and other competitive factors;

•the increasing focus by companies in China to vertically integrate and consolidate their supply chains fully with products manufactured in China;

•our ability to develop, introduce, manufacture and ship new and enhanced products in a timely manner without defects;

•our ability to manage our manufacturing capacity across our diverse product lines and that of our suppliers, including our ability to successfully expand our manufacturing capacity in various locations around the world;

•our ability to successfully and fully integrate acquisitions, such as the historical Rofin businesses, into our operations and management;

•our ability to successfully internally transfer the manufacturing of products and related operations as part of our integration and internal reorganization efforts and to realize anticipated benefits (including savings) therefrom;

•our reliance on contract manufacturing;

•our reliance in part upon the ability of our OEM customers to develop and sell systems that incorporate our laser products;

•our customers' ability to manage their susceptibility to adverse economic conditions;

•the rate of market acceptance of our new products;

•the ability of our customers to pay for our products;

•expenses associated with acquisition-related activities, including the costs of acquiring businesses or technologies;

•seasonal sales trends, including with respect to Rofin's historical business, which has traditionally experienced a reduction in sales during the first half of its fiscal year as compared to the second half of its fiscal year;

•jurisdictional capital and currency controls negatively impacting our ability to move funds from or to an applicable jurisdiction;

•access to applicable credit markets by us, our customers and their end customers;

•the impact of rising Chinese consumer debt and eroding consumer confidence and spending in China;

•delays or reductions in customer purchases of our products in anticipation of the introduction of new and enhanced products by us or our competitors;

•our ability to control expenses;

•the level of capital spending of our customers;

•potential excess and/or obsolescence of our inventory;

•costs and timing of adhering to current and developing governmental regulations and reviews relating to our products and business, including import and export regulations in multiple jurisdictions;

•impairment of goodwill, intangible assets and other long-lived assets;

•our ability to meet our expectations and forecasts and those of public market analysts and investors;

•the availability of research funding by governments with regard to our customers in the scientific business, such as universities;

•continued government spending on defense-related and scientific research projects where we are a vendor directly or as a subcontractor;

•maintenance of supply relating to products sold to the government on terms which we would prefer not to accept;

•changes in policy, interpretations, or challenges to the allowability of costs incurred under government cost accounting standards;

•changes in the method of determining the London Interbank Offered Rate (“LIBOR”), the Euro Interbank Offered Rate (“EURIBOR”), or the replacement of LIBOR or EURIBOR with an alternative reference rate, may adversely affect interest rates on our outstanding variable rate indebtedness;

•our ability and the ability of our contractual counterparts to comply with the terms of our contracts;

•damage to our reputation as a result of coverage in social media, Internet blogs or other media outlets;

•managing our and other parties' compliance with contracts in multiple languages and jurisdictions;

•managing our internal and third party sales representatives and distributors, including compliance with all applicable laws;

•costs, expenses and damages arising from litigation;

•costs associated with designing around or payment of licensing fees associated with issued patents in our fields of business;

•individual employees intentionally or negligently failing to comply with our internal controls;

•government support of alternative energy industries, such as solar;

•negative impacts related to the United Kingdom's withdrawal from the European Union, or "Brexit" including uncertainties regarding the terms of applicable trade treaties between the United Kingdom and other countries, particularly with regard to any potential negative effects on our sales from our Glasgow, Scotland facility to other jurisdictions and purchases of supplies from outside the United Kingdom by such facility;

•negative impacts related to the recent independence movement in Catalonia, Spain, particularly with regard to holding and operating some of our foreign entities in an efficient manner from a tax, business and legal perspective;

•negative impacts related to government instability in any jurisdiction in which we operate, such as the recent difficulties in forming a governing coalition in Germany;

•the future impact of legislation, rulemaking, and changes in accounting, tax, defense procurement and export policies; and

•distraction of management related to acquisition, integration or divestment activities.

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

Due to these and other factors, we believe that quarter-to-quarter and year-to-year comparisons of our historical operating results may not be meaningful. You should not rely on our results for any quarter or year as an indication of our future performance. Our operating results in future quarters and years may be below public market analysts' or investors' expectations, which would likely cause the price of our stock to fall. In addition, over the past several years, U.S. and global equity markets have experienced significant price and volume fluctuations that have affected the stock prices of many technology companies both in and outside our industry, and the ongoing COVID-19 pandemic could exacerbate such fluctuations. There has not always been a direct correlation between this volatility and the performance of particular companies subject to these stock price fluctuations. These factors, as well as general economic and political conditions or investors' concerns regarding the credibility of corporate financial statements, may have a material adverse effect on the market price of our stock in the future.

Our business, financial condition and results of operations for fiscal year 2020 and beyond may be materially adversely affected by the COVID-19 pandemic.

The full extent to which COVID-19 will impact our financial condition and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including COVID-19 infections intensifying or returning in various geographic areas as is currently happening in the United States, new medical and other information that may emerge concerning COVID-19, and the actions by governmental entities or others to address it, contain it or treat its impact.

COVID-19 poses the risk that we or our employees, suppliers, distributors, customers and others may be restricted or prevented from conducting business activities for indefinite or intermittent periods of time, including as a result of employee health and safety concerns, shutdowns, shelter-in-place ("SiP") orders, travel restrictions and other actions and restrictions that may be prudent or required by governmental authorities. Even after governmental entities have lifted SiP orders, there is a risk that such orders will be reinstated in jurisdictions in the short and long term, making it difficult to predict the longer term financial impact of this virus on the Company.

To date, many (but not all) of our business operations and those of our suppliers, distributors and customers have been classified as essential or otherwise permitted to operate in jurisdictions in which facility closures have been mandated; however, we can give no assurance that this will not change in the future or that we, our suppliers, distributors and customers will continue to be permitted to conduct business in each of the jurisdictions in which we operate.

In addition, we have modified our business practices for the continued health and safety of our employees - including, among other things, implementing a remote work policy to the fullest extent possible, a limited travel policy and a social distancing policy - and we may take further actions, or be required to take further actions, that are in the best interests of our employees. Our suppliers, distributors and customers have also implemented such measures, which has resulted in, and we expect it will continue to result in, disruptions or delays and higher costs. The implementation of health and safety practices by us, our suppliers, distributors or our customers could impact customer demand, supplier deliveries, our productivity, and costs, which could have a material adverse impact on our business, financial condition, or results of operations.

While we currently believe we have sufficient liquidity to manage the financial impact of the COVID-19 pandemic, we can give no assurance that this will continue to be the case if the pandemic is prolonged or if there is an extended impact on us or the economy generally. Further, the pandemic has caused significant uncertainty and volatility in the credit markets. If our liquidity or access to capital becomes significantly constrained, or if costs of capital increase significantly as result of volatility in the capital markets, a reduction in our creditworthiness or other factors, then our financial condition, results of operations and cash flows could be materially adversely affected.

We have invested and will continue to invest significant time and resources in managing the impact of the COVID-19 pandemic on our business. Our focus on managing and mitigating such impact may cause us to divert or delay the application of resources toward existing or new initiatives or investments, which could have a material adverse impact on our results of operations.

Please refer to “Coronavirus pandemic (COVID-19)” under “Significant Events” “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion of the risks related to COVID-19 and its impact on the company.

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

We currently purchase several key components and materials used in the manufacture of our products from sole source or limited source suppliers. In particular, from time-to-time our customers require us to ramp up production and/or accelerate delivery schedules of our products. Our key suppliers may not have the ability to increase their production in line with our customers' demands. This can become acute during times of high growth in our customers' businesses. Our failure to timely receive these key components and materials would likely cause delays in the shipment of our products, which would likely negatively impact both our customers and our business. Some of these suppliers are relatively small private companies that may discontinue their operations at any time and which may be particularly susceptible to prevailing economic conditions. Some of our suppliers are located in regions which may be susceptible to natural and man-made disasters, such as the flooding in Thailand and the earthquake, tsunami and resulting nuclear disaster in Japan and severe flooding and power loss in the Eastern part of the United States and in California. In addition, our suppliers have been adversely affected by the COVID-19 pandemic and the related imposition of government restrictions to mitigate the spread of the virus. We typically purchase our components and materials through purchase orders or agreed upon terms and conditions, and we do not have guaranteed supply arrangements with many of these suppliers. For certain long-lead time supplies or in order to lock-in pricing, we may be obligated to place non-cancellable purchase orders or otherwise assume liability for a large amount of the ordered supplies, which limits our ability to adjust down our inventory liability in the event of market downturns or other customer cancellations or rescheduling of their purchase orders for our products.

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

Like most other multinational companies, we are also highly dependent upon the ability to ship products to customers and to receive shipments of supplies from suppliers. The COVID-19 pandemic and resulting government policies have resulted in variable limitations on our ability to receive supplies and to ship our products to customers. In the event of a disruption in the worldwide or regional shipping infrastructure, our access to supplies and our ability to deliver products to customers would correspondingly be negatively impacted. Any such disruption would likely materially and adversely affect our operating results and financial condition.

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

In the flat panel display market it is unclear when the timing will be, or whether it will occur at all, for any further build-out of fabs for the manufacture of OLED screens and there are a relatively limited number of manufacturers who are the end customers for our annealing products. In the third quarter of fiscal 2020, Advanced Process Systems Corporation, an integrator in the flat panel display market based in South Korea, contributed more than 10% of our revenue. Given macroeconomic conditions, varying consumer demand and technical process limitations at manufacturers, we may see fluctuations in orders, including periods with no or few orders, and our customers may seek to reschedule or cancel orders. For example, in the fourth quarter of fiscal 2018, a customer requested a change of delivery date resulting in a significant order being rescheduled from the first to the second quarter of fiscal 2019. In addition, in the first quarter of fiscal 2019, one customer cancelled three purchase orders which included backlog shippable within 12 months of $38.2 million as well as some additional orders which were unscheduled.

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

We have devoted, and expect to continue to devote, significant management attention and resources to integrating our business practices with those of Rofin. Such integration efforts are costly due to the large number of processes, policies, procedures, locations, operations, technologies and systems to be integrated, including purchasing, accounting and finance, sales, service, operations, payroll, pricing, marketing and employee benefits. Integration expenses could, particularly in the short term, exceed the savings we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale, which could result in significant charges to earnings that we cannot currently quantify. Potential difficulties that we may encounter as part of the integration process include the following:

•the inability to successfully combine our business with Rofin in a manner that permits the combined company to achieve the full synergies and other benefits anticipated to result from the merger;

•complexities associated with managing the combined businesses, including difficulty addressing possible differences in corporate cultures and management philosophies and the challenge of integrating products, services, complex and different information technology systems (including different Enterprise Management Systems), control and compliance processes, technology, networks and other assets of each of the companies in a cohesive manner;

•diversion of the attention of our management;

•the disruption of, or the loss of momentum in, our business; and

•inconsistencies in standards, controls, procedures or policies.

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

In accordance with generally accepted accounting principles, we have accounted for the Rofin acquisition using the purchase method of accounting. Under the purchase method of accounting, we allocated the total purchase price of Rofin's net tangible and identifiable intangible assets based upon their estimated fair values at the acquisition date. The excess of the purchase price over net tangible and identifiable intangible assets was recorded as goodwill. We have incurred and will continue to incur additional depreciation and amortization expense over the useful lives of certain of the net tangible and intangible assets acquired in connection with the acquisition. These depreciation, amortization and potential impairment charges could have a material impact on our results of operations. In addition, to the extent the value of goodwill or intangible assets with indefinite lives becomes impaired, we may be required to incur material charges relating to the impairment of those assets. For example, in the quarter ended April 4, 2020, the worldwide spread of COVID-19 created significant volatility, uncertainty and disruption to the global economy, representing an indicator to test our goodwill for impairment. The former operations of Rofin are largely included in our ILS segment. As a result of that test, we recorded a non-cash pre-tax charge, in the quarter ended April 4, 2020, related to the ILS reporting unit of $327.2 million, reducing the goodwill balance of the reporting unit to zero. In addition, we performed impairment tests on the long-lived assets allocated to the asset group of the ILS reporting unit, including intangible assets, property, plant and equipment and right-of-use ("ROU") assets as of April 4, 2020 and recorded non-cash pre-tax charges, in the quarter ended April 4, 2020, related to the impairment intangible assets, property, plant and equipment and ROU assets of the ILS reporting unit of $33.9 million, $85.6 million and $1.8 million, respectively.

Our indebtedness following the Rofin merger is substantially greater than our indebtedness prior to the merger. This increased level of indebtedness could adversely affect us, including by decreasing our business flexibility, and will increase our borrowing costs.

In November 2016, we entered into a credit agreement (the "Credit Agreement"), which provided for a 670.0 million Euro term loan, all of which was drawn, and a $100.0 million revolving credit facility, under which a 10 million Euro letter of credit was issued. As of July 4, 2020, 359.9 million Euros were outstanding under the term loan. As of July 4, 2020, the revolving credit facility had been used for guarantees of 10.0 million Euros as well as borrowings of $10.0 million. We may incur additional indebtedness in the future by accessing the revolving credit facility and/or entering into new financing arrangements. Our ability to pay interest and repay the principal of our current indebtedness is dependent upon our ability to manage our business operations and the ongoing interest rate environment. There can be no assurance that we will be able to manage any of these risks successfully.

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

Our customers may discover defects in our products after the products have been fully deployed and operated, including under the end user's peak stress conditions. In addition, some of our products are combined with products from other vendors, which may contain defects. As a result, should problems occur, it may be difficult to identify the source of the problem. If we are unable to identify and fix defects or other problems, we could experience, among other things:

•loss of customers or orders;

•increased costs of product returns and warranty expenses;

•damage to our brand reputation;

•failure to attract new customers or achieve market acceptance;

•diversion of development, engineering and manufacturing resources; and

•legal actions by our customers and/or their end users.

The occurrence of any one or more of the foregoing factors could seriously harm our business, financial condition and results of operations.

Continued volatility in the advanced packaging and semiconductor manufacturing markets could adversely affect our business, financial condition and results of operations.

A portion of our net sales in the microelectronics market depends on the demand for our products by advanced packaging applications and semiconductor equipment companies. These markets have historically been characterized by sudden and severe cyclical variations in product supply and demand, which have often severely affected the demand for semiconductor manufacturing equipment, including laser-based tools and systems. The timing, severity and duration of these market cycles are difficult to predict, especially during the ongoing COVID-19 pandemic, and we may not be able to respond effectively to these cycles. The continuing uncertainty in these markets severely limits our ability to predict our business prospects or financial results in these markets.

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

Volatility and disruption in the capital and credit markets, depressed consumer confidence, government economic policies, negative economic conditions, volatile corporate profits and reduced capital spending could negatively impact demand for our products. In particular, it is difficult to develop and implement strategy, sustainable business models and efficient operations, as well as effectively manage supply chain relationships, in the face of such conditions, including uncertainty regarding the ability of some of our suppliers to continue operations and provide us with uninterrupted supply flow. Our ability to maintain our research and development investments in our broad product offerings may be adversely impacted in the event that our future sales decline or remain flat. Spending and the timing thereof by consumers and businesses have a significant impact on our results and, where such spending is delayed or cancelled, it could have a material negative impact on our operating results. Global economic conditions have become more uncertain and challenging as the effects of the COVID-19 pandemic continue to have a significant adverse effect on the global economy. Weakness in our end markets has negatively impacted our bookings, net sales, gross margin and operating expenses, and, if it continues, would have a material adverse effect on our business, financial condition and results of operations.

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

Our current products address a broad range of commercial and scientific research applications in the photonics markets. We cannot assure you that the market for these applications will continue to generate significant or consistent demand for our products. Demand for our products could be significantly diminished by disrupting technologies or products that replace them or render them obsolete. Furthermore, the new and enhanced products in certain markets generally continue to be smaller in size and have lower ASPs, and therefore, we have to sell more units to maintain revenue levels. Accordingly, we must continue to invest in research and development in order to develop competitive products. Ongoing restrictions resulting from the COVID-19 pandemic have had a negative impact on the work on some of our research and development programs due to the inability of some personnel being able to work in applicable regional labs.

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

We face risks associated with our international operations and sales that could harm our financial condition and results of operations.

For the three and nine months ended July 4, 2020, 78% and 76%, respectively, of our net sales were derived from customers outside of the United States. For fiscal 2019, 2018 and 2017, 76%, 84% and 83%, respectively, of our net sales were derived from customers outside of the United States. We anticipate that international sales, particularly in Asia, will continue to account for a significant portion of our net sales in the foreseeable future.

A global economic slowdown or a natural disaster could have a negative effect on various international markets in which we operate, such as the earthquake, tsunami and resulting nuclear disaster in Japan and the flooding in Thailand. Such a slowdown may cause us to reduce our presence in certain countries, which may negatively affect the overall level of business in such countries. Our international sales are primarily through our direct sales force. Additionally, some international sales are made through international distributors and representatives. Currently, the COVID-19 pandemic is having a significant adverse effect on the global economy, which is affecting the various markets in which we operate.

Our international operations and sales are subject to a number of risks, including:

•compliance with applicable import/export regulations, tariffs and trade barriers, including recently instituted or proposed changes in trade policies by the U.S. and any corresponding retaliatory actions by affected countries, in particular with respect to China;

•longer accounts receivable collection periods;

•the impact of recessions and other economic conditions in economies outside the United States, including, for example, recent dips in the manufacturing Purchasing Managers’ Index ("PMI") as well as the Institute of Supply Management ("ISM") data in the Eurozone, in particular in Germany;

•unexpected changes in regulatory requirements and compliance with applicable regulatory requirements;

•product certification requirements;

•environmental regulations;

•reduced protection for intellectual property rights in some countries;

•potentially adverse tax consequences;

•political and economic instability, such as the current situation between the governments of Japan and South Korea, which has led to the imposition of trade restrictions by the Japanese government affecting the export to South Korea of certain products and materials used in the manufacture of flat panel displays and in the semiconductor industry;

•compliance with applicable United States and foreign anti-corruption laws;

•less than favorable contract terms;

•reduced ability to enforce contractual obligations;

•cultural and management differences;

•reliance in some jurisdictions on third party sales channel partners;

•preference for locally produced products; and

•shipping and other logistics complications.

Our business could also be impacted by international conflicts, terrorist and military activity including, in particular, any such conflicts on the Korean peninsula, civil unrest and pandemics, any of which could cause a slowdown in customer orders, cause customer order cancellations or negatively impact availability of supplies or limit our ability to timely service our installed base of products.

We are also subject to the risks of fluctuating foreign currency exchange rates, which could materially adversely affect the sales price of our products in foreign markets, as well as the costs and expenses of our international subsidiaries. While we use forward exchange contracts and other risk management techniques to hedge our foreign currency exposure, we remain exposed to the economic risks of foreign currency fluctuations.

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

•obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, although such license may not be available on reasonable terms, or at all; or

•redesign the products that use the technology.

If we are forced to take any of these actions or are otherwise a party to lawsuits of this nature, we may incur significant losses and our business may be seriously harmed. We do not have insurance to cover potential claims of this type.

If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.

Under accounting principles generally accepted in the United States, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered in determining whether a change in circumstances indicating that the carrying value of our goodwill or other intangible assets may not be recoverable include declines in our stock price and market capitalization or future cash flows projections. A decline in our stock price, or any other adverse change in market conditions, particularly if such change has the effect of changing one of the critical assumptions or estimates we used to calculate the estimated fair value of our reporting units, could result in a change to the estimation of fair value that could result in an impairment charge. Any such material charges, whether related to goodwill or purchased intangible assets, may have a material negative impact on our financial and operating results. For example, in the quarter ended April 4, 2020, the worldwide spread of COVID-19 created significant volatility, uncertainty and disruption to the global economy, representing an indicator to test our goodwill for impairment. As a result of that test, we recorded a non-cash pre-tax charge, in the quarter ended April 4, 2020, related to the ILS reporting unit of $327.2 million, reducing the goodwill balance of the reporting unit to zero. In addition, we performed impairment tests on the long-lived assets allocated to the asset group of the ILS reporting unit, including intangible assets, property, plant and equipment and ROU assets as of April 4, 2020 and recorded non-cash pre-tax charges, in the quarter ended April 4, 2020, related to the impairment intangible assets, property, plant and equipment and ROU assets of the ILS reporting unit of $33.9 million, $85.6 million and $1.8 million, respectively.

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

We use rolling forecasts based on anticipated product orders and material requirements planning systems to determine our product requirements. It is very important that we accurately predict both the demand for our products and the lead times required to obtain the necessary components and materials. We depend on our suppliers for most of our product components and materials. Lead times for components and materials that we order vary significantly and depend on factors including the specific supplier requirements, the size of the order, contract terms and current market demand for components. For substantial increases in our sales levels of certain products, some of our suppliers may need at least nine months lead-time. If we overestimate our component and material requirements, we may have excess inventory, which would increase our costs. If we underestimate our component and material requirements, we may have inadequate inventory, which could interrupt and delay delivery of our products to our customers. We expect that the volatility and uncertainty created by the COVID-19 pandemic in the markets we serve will exacerbate these issues, and any of these occurrences would negatively impact our net sales, business or operating results.

Our reliance on contract manufacturing and outsourcing may adversely impact our financial results and operations due to our decreased control over the performance and timing of certain aspects of our manufacturing.

Our manufacturing strategy includes partnering with contract manufacturers to outsource non-core subassemblies and less complex turnkey products, including some performed at international sites located in Asia and Eastern Europe. Our ability to resume internal manufacturing operations for certain products and components in a timely manner may be eliminated. The cost, quality, performance and availability of contract manufacturing operations are and will be essential to the successful production and sale of many of our products. Our financial condition or results of operation could be adversely impacted if any contract manufacturer or other supplier is unable for any reason, including as a result of the COVID-19 pandemic and the negative effect it is having on the global economy, to meet our cost, quality, performance, and availability standards. We may not be able to provide contract manufacturers with product volumes that are high enough to achieve sufficient cost savings. If shipments fall below forecasted levels, we may incur increased costs or be required to take ownership of the inventory. Also, our ability to control the quality of products produced by contract manufacturers may be limited and quality issues may not be resolved in a timely manner, which could adversely impact our financial condition or results of operations.

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

We have in the past made strategic acquisitions of other corporations and entities, including Ondax in October 2018, OR Laser in March 2018 and Rofin in November 2016, as well as asset purchases, and we continue to evaluate potential strategic acquisitions of complementary companies, products and technologies. In the event of any future acquisitions, we could:

•issue stock that would dilute our current stockholders' percentage ownership;

•pay cash that would decrease our working capital;

•incur debt;

•assume liabilities; or

•incur expenses related to impairment of goodwill and other long-lived assets, as we incurred in the quarter ending April 4, 2020 totaling $451.0 million.

Acquisitions also involve numerous risks, including:

•problems combining the acquired operations, systems, technologies or products;

•an inability to realize expected operating efficiencies or product integration benefits;

•difficulties in coordinating and integrating geographically separated personnel, organizations, systems and facilities;

•difficulties integrating business cultures;

•unanticipated costs or liabilities, including the costs associated with improving the internal controls of the acquired company;

•diversion of management's attention from our core businesses;

•adverse effects on existing business relationships with suppliers and customers;

•potential loss of key employees, particularly those of the purchased organizations;

•incurring unforeseen obligations or liabilities in connection with acquisitions; and

•the failure to complete acquisitions even after signing definitive agreements which, among other things, would result in the expensing of potentially significant professional fees and other charges in the period in which the acquisition or negotiations are terminated.

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

The photonics industry is characterized by extensive research and development, rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. Because this industry is subject to rapid change, it is difficult to predict its potential size or future growth rate. Our success in generating net sales in this industry will depend on, among other things:

•maintaining and enhancing our relationships with our customers;

•the education of potential end-user customers about the benefits of lasers and laser systems; and

•our ability to accurately predict and develop our products to meet industry standards.

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

Our operations, logistics and facilities and those of our customers, suppliers and contract manufacturers could be subject to a catastrophic loss from fire, flood, earthquake, volcanic eruption, work stoppages, power outages, acts of war, pandemics such as COVID-19, energy shortages, theft of assets, other natural disasters or terrorist activity. A substantial portion of our research and development activities, manufacturing, our corporate headquarters and other critical business operations are located near major earthquake faults in Santa Clara, California, an area with a history of seismic events. Any such loss or detrimental impact to any of our operations, logistics or facilities could disrupt our operations, delay production, shipments and net sales and result in large expenses to repair or replace the facility. While we have obtained insurance to cover most potential losses, after reviewing the costs and limitations associated with earthquake insurance, we have decided not to procure such insurance. We believe that this decision is consistent with decisions reached by numerous other companies located nearby. We cannot assure you that our existing insurance coverage will be adequate against all other possible losses.

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

As a global company, we are subject to taxation in the United States and various other countries and jurisdictions. Significant judgment is required to determine our worldwide tax liabilities. A number of factors may affect our future effective tax rates including, but not limited to:

•interpretation and impact of the recently enacted and aforementioned U.S. tax laws, the Tax Act and the CARES Act;

•changes in our current and future global structure based on the Rofin acquisition and restructuring that involved significant movement of U.S. and foreign entities and our ability to maintain favorable tax treatment as a result of various Rofin restructuring efforts and business activities;

•the outcome of discussions with various tax authorities regarding intercompany transfer pricing arrangements;

•changes that involve other acquisitions, restructuring or an increased investment in technology outside of the United States to better align asset ownership and business functions with revenues and profits;

•changes in the composition of earnings in countries or states with differing tax rates;

•the resolution of issues arising from tax audits with various tax authorities, and in particular, the outcome of the German tax audits for fiscal 2010-2016 and the appeals of the South Korean fiscal 2014-2017 tax audits through the competent authority process between South Korea, Germany and the United States;

•adjustments to estimated taxes upon finalization of various tax returns;

•increases in expenses not deductible for tax purposes, including impairments of goodwill in connection with acquisitions;

•our ability to meet the eligibility requirements for tax holidays of limited time tax-advantage status;

•changes in available tax credits;

•changes in share-based compensation;

•changes in other tax laws or the interpretation of such tax laws, including the Base Erosion Profit Shifting action plan implemented by the Organization for Economic Co-operation and Development;

•changes in generally accepted accounting principles; and

•significant fluctuations in business activities due to the COVID-19 pandemic.

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

The U.S. has recently instituted or proposed changes in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the United States including, in particular, on Chinese goods, economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the United States and other countries where we conduct our business. In addition, the Japanese government has recently instituted trade restrictions affecting the export to South Korea of certain products and materials used in the manufacture of flat panel displays and in the semiconductor industry. These policy changes and proposals could require time-consuming and expensive alterations to our business operations and may result in greater restrictions and economic disincentives on international trade, which could negatively impact our competitiveness in jurisdictions around the world as well as lead to an increase in costs in our supply chain. Given that we are a multinational corporation, with manufacturing located both in the United States and internationally, we may face additional susceptibility to negative impacts from these tariffs or change in trade policies regarding our inter-company trade practices. For example, we have recently seen a reduction in demand from our Chinese customers particularly in the materials processing space. Some of these customers are reevaluating expansion plans and delaying and, in limited cases, cancelling orders. In addition, new tariffs and other changes in U.S. trade policy could trigger retaliatory actions by affected countries, and certain foreign governments, including the Chinese government (which has imposed retaliatory tariffs on a range of U.S. goods including certain photonics products), some of which have instituted or are considering imposing trade sanctions on certain U.S. manufactured goods. Such changes by the United States and other countries have the potential to adversely impact U.S. and worldwide economic conditions, our industry and the global demand for our products, and as a result, could negatively affect our business, financial condition and results of operations.

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

Provisions of our certificate of incorporation and bylaws, as well as the terms of our Change of Control and Leadership Change Severance Plan, may discourage, delay or prevent a merger or acquisition, make a merger or acquisition more costly for a potential acquirer, or make removal of incumbent directors or officers more difficult. These provisions may discourage takeover attempts and bids for our common stock at a premium over the market price. These provisions include:

•the ability of our Board of Directors to alter our bylaws without stockholder approval;

•limiting the ability of stockholders to call special meetings; and

•establishing advance notice requirements for nominations for election to our Board of Directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On November 6, 2018, we announced that our board of directors authorized a stock repurchase program authorizing the Company to repurchase up to $250.0 million of our common stock through December 31, 2019, with a limit of no more than $75.0 million per quarter. No repurchases were made during fiscal 2020 and the program expired on December 31, 2019.

On February 5, 2020, we announced that our board of directors authorized a stock repurchase program authorizing the Company to repurchase up to $100.0 million of our common stock through January 31, 2021. No repurchases were made through July 4, 2020.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1*+	Equity Incentive Plan (Previously filed as Exhibit 99.1 to Form S-8 filed on April 27, 2020).

10.2**+	Equity Incentive Plan – Form of Global Restricted Stock Unit Agreement.

10.3**+	Equity Incentive Plan – Form of Performance Restricted Stock Unit Agreement.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* These exhibits were previously filed with the Commission as indicated and are incorporated herein by reference.
+ Identifies compensatory plans or arrangements required to be filed as an exhibit.
** Furnished herewith.

COHERENT, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coherent, Inc.
(Registrant)

Date:	August 12, 2020	/s/:	ANDREAS W. MATTES
Andreas W. Mattes
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 12, 2020	/s/:	KEVIN S. PALATNIK
Kevin S. Palatnik
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)