Form 10-K
period 2020-10-03
COHERENT INC
filed 2020-12-01
CIK 21510

Use these links to rapidly review the document

ITEM 8

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended October 3, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Use these links to rapidly review the document

ITEM 8

As of November 25, 2020, 24,439,150 shares of common stock were outstanding. The aggregate market value of the voting shares (based on the closing price reported on the NASDAQ Global Select Market on April 4, 2020) of Coherent, Inc., held by nonaffiliates was approximately $1,386,117,559. For purposes of this disclosure, shares of common stock held by persons who own 5% or more of the outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the Rules and Regulations of the Exchange Act. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENT INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the registrant's 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of the Form 10-K to the extent stated herein. The Proxy Statement or an amended report on Form 10-K will be filed within 120 days of the registrant's fiscal year ended October 3, 2020.

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
•optimization of product mix;
•future trends in microelectronics, scientific and government programs, OEM components and instrumentation and materials processing;
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
•net sales and operating results, including the timing and impact on fiscal 2021 revenues of recoveries in investments;
•any potential increase in future demand in the microelectronics flat panel display market;
•the timing of any buildout of OLED manufacturing capacity;
•effect of global economic conditions, including in particular resulting from U.S. and Chinese trade policies;
•capital spending;
•order volumes;
•fluctuations in backlog, including potential for cancellation or rescheduling of orders;
•variations in stock price;
•growth in our operations;
•trends in our revenues, particularly as a result of seasonality;
•controlling our costs;
•sufficiency and management of cash, cash equivalents and investments;
•acquisition efforts, payment methods for acquisitions and utilization of technology from our acquisitions, and potential synergies and benefits, including completion of post-acquisition integration and restructuring processes, in particular with respect to our acquisition of Rofin Sinar Technologies, Inc. ("Rofin");
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
In addition, we include forward-looking statements under the "Our Strategy" and "Future Trends" headings set forth below in the section titled "Business".
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
Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below in the sections titled "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors." All forward-looking statements included in this document are based on information available to us on the date hereof. We undertake no obligation to update these forward-looking statements as a result of events or circumstances or to reflect the occurrence of unanticipated events or non-occurrence of anticipated events, except to the extent required by law.

RISK FACTORS SUMMARY

You should carefully consider the information set forth below in the section titled “Risk Factors” before deciding whether to invest in our securities. Below is a summary of the principal risks associated with an investment in our securities.
•Our business, financial condition and results of operations for fiscal year 2020 and beyond have been and may continue to be materially adversely affected by the novel coronavirus ("COVID-19") pandemic and the related private and public sector responses to the pandemic.
•Our operating results and stock price have varied in the past and will continue to be subject to fluctuations based upon numerous factors, including those discussed in the section titled "Risk Factors" and throughout this report.
•Our dependence on sole source or limited source suppliers for some of the key components and materials used in our products makes us susceptible to supply shortages or price fluctuations that could adversely affect our business, particularly our ability to meet our customers' delivery requirements.
•We participate in the microelectronics market, which requires significant research and development expenses to develop and maintain products and a failure to achieve market acceptance for our products could have a significant negative impact on our business and results of operations.
•We participate in the flat panel display market, which has a relatively limited number of end customer manufacturers. Our backlog, timing of net sales and results of operations could be negatively impacted in the event we face any significant periods with few or no orders or our customers reschedule or cancel orders.
•Some of our laser systems are complex in design and may contain defects that are not detected until deployed by our customers, which could increase our costs and reduce our net sales.
•Continued volatility in the advanced packaging and semiconductor manufacturing markets could adversely affect our business, financial condition and results of operations.
•Our future success depends on our ability to increase our sales volumes and decrease our costs to offset potential declines in the average selling prices of our products.
•We face risks associated with our worldwide operations and sales that could harm our financial condition and results of operations.
•We depend on skilled personnel to operate our business effectively, and if we are unable to retain existing or hire additional personnel when needed, or manage transitions among members of our leadership team, our ability to develop and sell our products could be harmed.
•The long sales cycles for many of our products may cause us to incur significant expenses without offsetting net sales.
•The markets in which we sell our products are intensely competitive and increased competition could cause reduced sales levels, reduced gross margins or the loss of market share.
•If we fail to accurately forecast component and material requirements for our products, we could incur additional costs and incur significant delays in shipments, which could result in a loss of customers.
•Our reliance on contract manufacturing and outsourcing may adversely impact our financial results and operations due to our decreased control over the performance and timing of certain aspects of our manufacturing.
•If we fail to effectively manage our growth or, alternatively, our spending during downturns, our business could be disrupted, which could harm our operating results.
•Our market is unpredictable and characterized by rapid technological changes and evolving standards demanding a significant investment in research and development, and, if we fail to address changing market conditions, our business and operating results will be harmed.
•Our future success depends on our ability to develop and successfully introduce new and enhanced products that meet the needs of our customers.
•Our and our customers' operations would be seriously harmed if our logistics or facilities or those of our suppliers, our customers' suppliers or our contract manufacturers were to experience catastrophic loss.

•We may not be able to integrate the business of Rofin or other future acquisitions successfully with our own, realize the anticipated benefits of such acquisitions or manage our expanded operations, any of which would adversely affect our results of operations.
•We may not find suitable acquisition candidates in the future and we may not be able to successfully integrate and manage acquired businesses. Any acquisitions we make could disrupt our business and harm our financial condition.
•Charges to earnings resulting from the application of the purchase method of accounting to the Rofin acquisition may adversely affect our results of operations.
•Our increased level of indebtedness following the Rofin merger could adversely affect us, including by decreasing our business flexibility, and will increase our borrowing costs.
•If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.
•Our cash and cash equivalents and short-term investments are managed through various banks around the world and volatility in the capital and credit market conditions could cause financial institutions to fail or materially harm service levels provided by such banks, both of which could have an adverse impact on our ability to timely access funds.
•We are exposed to credit risk and fluctuations in the market values of our investment portfolio.
•If we are unable to protect our proprietary technology, our competitive advantage could be harmed.
•Intellectual property related claims or litigation could be costly and divert the attention of our technical and management personnel. Adverse resolution of litigation may harm our operating results or financial condition.
•Our information systems are subject to attacks, interruptions and failures.
•Difficulties with our enterprise resource planning system and other parts of our global information technology system could harm our business and results of operation. If our network security measures are breached and unauthorized access is obtained to a customer's data or our data or our information technology systems, we may incur significant legal and financial exposure and liabilities.
•Changes in tax rates, tax liabilities or tax accounting rules could affect future results.
•Governmental regulations, including tariffs and duties, affecting the import or export of products could negatively affect our business, financial condition and results of operations.
•We use standard laboratory and manufacturing materials that could be considered hazardous and we could be liable for any damage or liability resulting from accidental environmental contamination or injury.
•Compliance or the failure to comply with current and future environmental regulations could cause us significant expense.
•Failure to maintain effective internal controls may cause a loss of investor confidence in the reliability of our financial statements or cause us to delay filing our periodic reports with the SEC and adversely affect our stock price.
•We face particular privacy, data security and data protection risks due to laws and regulations regulating the protection or security of personal and other sensitive data.
•Violations of anti-bribery, anti-corruption, and/or international trade laws to which we are subject could negatively affect our business, financial condition and results of operations. Allegations thereof may entail significant distraction of management and allocation of resources in the investigation and remediation thereof, which could also negatively affect our business, financial condition and results of operations.
•Provisions of our charter documents and Delaware law, and our Change of Control and Leadership Change Severance Plan, may have anti-takeover effects that could prevent or delay a change in control.

PART I

ITEM 1.  BUSINESS
GENERAL
Business Overview
We are one of the world's leading providers of laser solutions and optics for microelectronics, life sciences, industrial manufacturing, and scientific markets. More than a provider of lasers, we deliver systems to the world's leading brands, innovators, and researchers, all backed with a global service and support network. Since inception in 1966, we have grown through internal expansion and through strategic acquisitions of complementary businesses, technologies, intellectual property, manufacturing processes, and product offerings.
We are organized into two reporting segments: OEM Laser Sources ("OLS") and Industrial Lasers & Systems ("ILS"), based on the organizational structure of the company and how the chief operating decision maker ("CODM") receives and utilizes information provided to allocate resources and make decisions. This segmentation reflects the go-to-market strategies and synergies for our broad portfolio of laser technologies and products. While both segments deliver cost-effective, highly reliable photonics solutions, the OLS business segment is focused on high performance laser sources and complex optical sub-systems typically used in microelectronics manufacturing, medical diagnostics, and therapeutic applications, as well as in scientific research. Our ILS business segment delivers high performance laser sources, sub-systems, and tools primarily used for industrial laser materials processing, serving important end markets like automotive, machine tools, consumer goods, and medical device manufacturing.
Income from continuing operations is the measure of profit and loss that our CODM uses to assess performance and make decisions. Income from continuing operations represents the sales less the cost of sales and direct operating expenses incurred within the operating segments as well as allocated expenses such as shared sales and manufacturing costs. We do not allocate certain operating expenses to our operating segments and we manage them at the corporate level. These unallocated costs include stock-based compensation and corporate functions (certain advanced research and development, management, finance, legal, and human resources) and are included in Corporate and other. Management does not consider unallocated Corporate and other costs in its measurement of segment performance.
We were originally incorporated in California on May 26, 1966 and reincorporated in Delaware on October 1, 1990. Our common stock is listed on the NASDAQ Global Select Market and we are a member of the Standard & Poor's MidCap 400 Index and the Russell 1000 Index.
Our fiscal year ends on the Saturday closest to September 30. Fiscal years 2020, 2019, and 2018 ended on October 3, September 28, and September 29, respectively, and are referred to in this annual report as fiscal 2020, fiscal 2019, and fiscal 2018 for convenience. Fiscal 2020 included 53 weeks and fiscal 2019 and 2018 included 52 weeks.
Additional information about Coherent, Inc. (referred to herein as the Company, we, our, or Coherent) is available on our web site at www.coherent.com. We make available, free of charge on our web site, access to our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after we file or furnish them electronically with the Securities and Exchange Commission ("SEC"). Information contained on our web site is not part of this annual report or our other filings with the SEC. Any product, product name, process, or technology described in these materials is the property of Coherent.
RECENT EVENTS
Coronavirus pandemic (COVID-19)
In December 2019, COVID-19 was reported, and in January 2020, the World Health Organization ("WHO") declared it a Public Health Emergency of International Concern. On February 28, 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and on March 11, 2020, the WHO characterized COVID-19 as a pandemic. In an effort to contain COVID-19 or slow its spread, governments around the world have enacted various measures, including orders to close all businesses not deemed "essential," isolate residents in their homes or places of residence, and practice social distancing at and away from work. These actions and the global health crisis caused by COVID-19 will continue to negatively impact global business activity, which will continue to negatively affect our revenue and results of operations. Each of the regions where we generate a majority of our revenue including Asia, Europe, and North America have been and will continue to be impacted by COVID-19. The timing and extent of impact related to COVID-19 varies by country and region.

In determining the impact of the COVID-19 pandemic in relation to our net sales, we compare our actual results to our most recently published forecast and the net sales guidance range communicated in our quarterly earnings call. This forecast has been adjusted for known impacts to our bookings and net sales from COVID-19 and other factors. Using this criteria, we estimate that our sales for the following fiscal quarters were further negatively impacted by the COVID-19 pandemic: (i) for the fiscal quarter ended April 4, 2020 — $31.0 million, (ii) for the fiscal quarter ended July 4, 2020 — $9.0 million, and (iii) for the fiscal quarter ended October 3, 2020 — an immaterial amount. The effect of COVID-19 as forecasted and as further experienced was most significant in Asia during the quarter ended April 4, 2020 and began impacting Europe and North America only later in the quarter ended April 4, 2020 as the virus spread globally. In the quarter ended July 4, 2020, the global economic effect of the COVID-19 pandemic was less significant, though continued to be high in certain regions. While we believe that COVID-19 was a partial cause of the decline in revenue in the second quarter of fiscal 2020, we also had lower shipments related to ELA tools in the flat panel display market and lower shipments in materials processing applications in the second quarter of fiscal 2020 that were mostly unrelated to COVID-19.
During fiscal 2020, the global demand environment was uncertain at times given the effects of COVID-19 on many businesses, including manufacturing facilities and customer confidence around the world. While we saw a partial recovery in order volumes in China in the latter half of March and the third quarter of fiscal 2020, this coincided with declining bookings in other regions, particularly in North America, and to a lesser extent in Europe and other countries in Asia. In the fourth quarter of fiscal 2020, we saw global demand recover in all regions and begin to return to a more normalized demand trend. However, we cannot predict future resurgences of COVID-19 and the impact that it may have on future demand for our products and services, particularly given the recently announced shutdown measures taken in certain countries in Europe.
Currently, our major production facilities in Europe, Southeast Asia, and the United States remain open. At all of our locations, we have transitioned from business continuity plans to return-to-operations plans while continuing to maintain high standards of employee safety and sanitization protocols. Our Return to Operations Plans have a phased approach with the primary focus on employee safety, with a continuing requirement for "working from home" for other members of our workforce wherever possible. We have vertically integrated manufacturing, and many of the components produced at certain of our facilities supply other company facilities, are single sourced internally and are not available from third-party suppliers (for example our semiconductor diodes are manufactured in Santa Clara, California). While we do maintain a safety stock of critical components at our various locations, the scope, timing, and duration of various government restrictions to address the COVID-19 pandemic could impact our internal supply chain. We have implemented certain policy changes to help support our employees impacted by COVID-19. These measures have and will continue to increase the cost of our operations but the magnitude and length of time of this impact is difficult to quantify at this time and may continue to be difficult to estimate in the future. If our sales are reduced for an extended period or if our production output falls because of government restrictions, we may be required to reduce payroll-related costs and other expenses in the future through layoffs or furloughs, even though we have not done so to date.
We have not experienced significant supply disruption from third-party component suppliers. However, we continue to face some supply chain constraints primarily related to logistics, including available air cargo space and higher freight rates. Available cargo space on flights between the U.S. and Europe, and Europe and Asia has been and remains limited as a result of the impact from COVID-19 and government and business responses to it, and this has increased shipping time and costs. In addition, shipments between countries have been more severely impacted by COVID-19 and we are experiencing delays due to additional checks at border crossings, including within Europe and Asia. There has also been sporadic restrictions on individual travel between certain states in the United States of America as well. Government actions related to COVID-19 come on the heels of increasing trade tensions between the United States and China, which may continue. We believe we have the ability to meet the near-term demand for our products, but the situation is fluid and subject to change.
We continue to monitor the rapidly evolving conditions and circumstances as well as guidance from international and domestic authorities, including public health authorities, and we may need to take additional actions based on their recommendations. There is considerable uncertainty regarding the impact on our business stemming from current measures and potential future measures that could restrict access to our facilities, limit our manufacturing and support operations, and place restrictions on our workforce, customers, and suppliers. The measures implemented by various authorities related to the COVID-19 outbreak have caused us to change our business practices including those related to where employees work, the distance between employees in our facilities, limitations on in-person meetings between employees and with customers, suppliers, service providers, and stakeholders as well as restrictions on some shipping activities, business travel to domestic and international locations or to attend trade shows, investor conferences and other events. In March of 2020, we formed a COVID Steering Committee to, among other things, propose, discuss, and implement best practices in response to COVID-19. The COVID Steering Committee meets weekly and more often if required. All of our executive officers are members of the COVID Steering Committee as are many key senior-level employees.

The COVID-19 pandemic has significantly increased worldwide and regional economic uncertainty and decreased demand for our products in many markets we serve, which could continue for an unknown period of time. In these circumstances, there may be developments outside of our control, including the length and extent of the COVID-19 outbreak, government-imposed measures and our ability to ship as well as install products and/or service installed products that may require us to adjust our operating plans. As such, given the dynamic nature of this situation, we cannot estimate with certainty the future impacts of COVID-19 on our financial condition, results of operations or cash flows. However, we do expect that it could have an adverse impact on our revenue as well as our overall profitability and may lead to an increase in inventory provisions, allowances for credit losses, and a volatile effective tax rate driven by changes in the mix of earnings across our markets.
See the additional Risk Factor included in Part I-Item 1A of this annual report regarding the impact of COVID-19.
Goodwill and other impairment charges
Based on our internal projections and the preparation of our financial statements for the quarter ended April 4, 2020, and considering the forecasted decrease in demand due to the COVID-19 pandemic and other factors, we believed that the fair value of our ILS reporting unit might no longer have exceeded its carrying value and performed an interim goodwill impairment test on the ILS and OLS reporting units. Based on the estimated fair value of the ILS reporting unit, in the quarter ended April 4, 2020, we recorded non-cash pre-tax goodwill impairment charges of $327.2 million. In addition, we performed impairment tests on the long-lived assets allocated to the asset group of the ILS reporting unit, including intangible assets, property, plant and equipment, and ROU assets as of April 4, 2020 and recorded non-cash pre-tax charges, in the quarter ended April 4, 2020, related to the impairment intangible assets, property, plant and equipment and ROU assets of the ILS reporting unit of $33.9 million, $85.6 million and $1.8 million, respectively. See Note 8, "Goodwill and Intangible Assets" and Note 11, "Leases" in the Notes to Consolidated Financial Statements under Item 8 of this annual report.
Restructuring
In June 2019, we internally announced our plans to exit a portion of our High Power Fiber Laser ("HPFL") business and consolidate all HPFL manufacturing and engineering functions in our Tampere, Finland facility by transferring certain HPFL activities from our Hamburg, Germany facility. In conjunction with this announcement, we recorded restructuring charges in fiscal 2019 of $19.7 million. The charges primarily related to write-offs of excess inventory, which is recorded in cost of sales, and estimated severance. We recorded charges of $1.1 million in fiscal 2020, primarily related to accelerated depreciation and project management consulting.
We also vacated our leased facility in Santa Clara at the end of the lease term on July 31, 2020 and combined operations into our owned Santa Clara headquarters. We did not incur material expenses in fiscal 2019 related to this project. In fiscal 2020, we incurred costs of $1.5 million, primarily related to accelerated depreciation.
In the fourth quarter of fiscal 2020, we began a restructuring program in our ILS segment which includes management reorganizations, the planned closure of certain manufacturing sites, and the right-sizing of global sales, service, order admin, marketing communication, and certain administrative functions, among others. In the fourth quarter of fiscal 2020, we incurred costs of $2.6 million, primarily related to severance.
See Note 19, "Restructuring Charges" in the Notes to Consolidated Financial Statements under Item 8 of this annual report.
Other
In April 2020, we appointed a new President and Chief Executive Officer ("CEO"), at which time our former President and CEO, who had served in such position since 2002, transitioned to the role of special advisor to the Company. On August 20, 2020, we announced that our Executive Vice President and Chief Financial Officer will retire from the Company no later than February 28, 2021.
On February 5, 2020, our board of directors authorized a stock repurchase program authorizing the Company to repurchase up to $100.0 million of our common stock through January 31, 2021.We made no repurchases under the program during fiscal 2020.
INDUSTRY BACKGROUND
The word "laser" is an acronym for "light amplification by stimulated emission of radiation." A laser emits an intense coherent beam of light with some unique and highly useful properties. Most importantly, a laser is orders of magnitude brighter than any lamp. As a result of its coherence, the beam can be focused to a very small and intense spot, useful for applications requiring very high power densities including welding and other materials processing procedures. The laser's high spatial resolution is also useful for microscopic imaging and inspection applications. Laser light can be monochromatic—all of the beam energy is confined to a narrow wavelength band.
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
Photonics has taken its place alongside electronics as a critical enabling technology for the twenty-first century. Photonics-based solutions are entrenched in a broad array of industries that include microelectronics, flat panel displays, machine tools, automotive, and medical diagnostics, with adoption continuing in ever more diverse applications. Growth in these applications stems from two sources. First, there are many applications where the laser is displacing conventional mechanical devices because it can do the job faster, better or more economically. Second, there are new applications where the laser is the enabling tool that makes the work possible, as in the conversion of amorphous silicon into poly crystalline silicon at low temperatures, where lasers are used in the manufacturing of high resolution rigid and flexible OLED displays found in the latest smartphones, tablets and laptop computers.
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
OUR STRATEGY
We strive to develop innovative and proprietary products and solutions that meet the needs of our customers and that are based on our core expertise in lasers and optical technologies. In pursuit of our strategy, we intend to:
•Effect our Good to Great Transformation—We were founded in 1966 and have developed critical technology and have built this company into a multinational corporation and leader in the photonics industry. We are engaged in a multi-pronged and multi-year transformation focusing on all aspects of our company. Namely, we are working to:
•Transform the operational efficiency of all our processes
•Reduce the complexity of our portfolio
•Focus our investments on growth opportunities
•Enhance the focus and alignment with our customers even further
•Streamline our manufacturing structure and improve our cost structure—We will focus on optimizing the mix of products that we manufacture internally and externally. We will utilize vertical integration where our internal manufacturing process is considered proprietary and seek to leverage external sources when the capabilities and cost structure are well developed and on a path towards commoditization.
•Focus on long-term improvement of adjusted EBITDA, in dollars and as a percentage of net sales, drive free cash flow and gross margin as a percentage of sales—We define adjusted EBITDA as operating income adjusted for depreciation, amortization, stock-based compensation expense, restructuring costs, and certain other non-operating income and expense items, such as costs related to our acquisitions. Key initiatives to reach our goals for EBITDA and gross margin improvements include utilization of our Asian manufacturing locations, optimizing our supply chain and continued leveraging of our infrastructure. Our focus on free cash flow is to generate cash over the long term as it is essential to maintaining a healthy business and providing funds to help fuel growth.
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
•Maintain and develop additional strong collaborative customer and industry relationships—We believe that the Coherent brand name and reputation for product quality, technical performance, and customer satisfaction will help us to further develop our loyal customer base. We plan to maintain our current customer relationships and develop new ones with customers who are industry leaders and work together with these customers to design and develop innovative product systems and solutions as they develop new technologies.
•Develop and acquire new technologies and market share—We will continue to enhance our market position through our existing technologies and develop new technologies through our internal research and development efforts, as well as through the acquisition of additional complementary technologies, intellectual property, manufacturing processes, and product offerings.
•Focus on our core end markets—While we are organized around our two segments of OLS and ILS, we also take a holistic approach to aligning and driving our business to focus on our four core end markets, which have been realigned as follows beginning in fiscal 2021:
•Microelectronics (which captures the 3 sub-markets of Display, Semiconductor, and Advanced Packaging & Interconnect);
•Instrumentation (which captures the 3 sub-markets of Bio-Instrumentation, Therapeutics & Research);
•Precision Manufacturing; and
•Aerospace & Defense
APPLICATIONS
We have historically grouped our products into end markets which address a broad range of applications: Microelectronics, Materials Processing, OEM Components and Instrumentation, and Scientific and Government Programs. As noted above, we have realigned this grouping beginning with our fiscal year 2021.
The following table sets forth, for the periods indicated, the percentages of total net sales by market application:

	Fiscal 2020	Fiscal 2019	Fiscal 2018
	Percentage of total net sales	Percentage of total net sales	Percentage of total net sales
Consolidated:
Microelectronics	43.8%	44.2%	54.5%
Materials processing	27.3%	28.3%	27.4%
OEM components and instrumentation	20.2%	18.6%	11.6%
Scientific and government programs	8.7%	8.9%	6.5%
Total	100.0%	100.0%	100.0%

Microelectronics
Nowhere is the trend towards miniaturization and higher performance more prevalent than in the Microelectronics market where smartphones, tablets, personal computers, televisions, and wearables are driving advances in displays, integrated circuits, and PCBs. In response to market demands and consumer expectations, semiconductor and device manufacturers are continually seeking to improve their process and design technologies in order to manufacture smaller, more powerful, and more reliable devices at lower cost. New laser applications and new laser technologies are a key element in delivering higher resolution and higher precision at lower manufacturing cost.
We primarily support three sub-markets in the microelectronics industry: (1) flat panel display manufacturing, (2) semiconductor front-end manufacturing, and (3) advanced packaging and interconnects.
Microelectronics—flat panel display manufacturing
The high-volume consumer market is driving the production of flat panel displays in applications such as mobile phones, tablets, laptop computers, televisions and wearables. There are multiple types of established displays, liquid crystal display ("LCD") and organic light emitting diodes ("OLED"), as well as emerging displays (MicroLED) based on different technologies. Each of these technologies utilize laser applications in their manufacturing process to enable improved yields, higher process speed, improved battery life, lower cost and/or superior display brightness, resolution and refresh rates.
Several display types require a high-density pattern of silicon thin film transistors. If this silicon is polycrystalline as opposed to amorphous, the display performance is greatly enhanced. Excimer-based processes, such as excimer laser annealing ("ELA") have allowed high-volume production of low-temperature polysilicon ("LTPS") on conventional glass substrates as well as flexible displays based on plastic substrates. Our excimer lasers provide a unique solution for LTPS because they are the only industrial-grade excimer lasers optimized for this application. The current state-of-the-art product for this application is our Vyper excimer laser and Linebeam systems. These systems deliver power ranges of 1200W to 3600W, depending on the system, enabling a critical manufacturing process step on substrate sizes up to Generation 6. These systems are integral to the manufacturing process on all leading LTPS-based smartphone displays and hold the potential for deployment in a variety of screens, including tablet, laptop, automotive displays, and OLED television. Excimer-based LTPS is also enabling flexible OLED displays which have undergone rapid growth as they have been adopted into smartphones.
An emerging technology related to flat panel displays is MicroLED technology. The appeal of MicroLED is reduced electrical consumption for improved battery life and higher absolute brightness relative to OLED. We are continuing to accelerate our efforts and investments in UV MicroLED solutions to help our customers develop the laser processes of record, so we can, in turn, develop the laser-based capital equipment systems needed for mass production.
We see a co-existence of the two technologies in the years to come, with flexible OLED remaining the dominant choice for mobile applications in the long term, and MicroLED becoming the preferred technology in large diagonal high end television, and devices such as watches or future smart glasses where brightness is a key advantage and battery size is at a premium. We believe we are well positioned to remain the laser solutions display industry leader for all display technologies.
A modern flat panel display incorporates a number of different layers, some of which are thin films that need to be cut or structured. As film thicknesses decrease over time, lasers are becoming the tool of choice to process these materials. Our DIAMOND CO2 and Rapid series ultrafast lasers are used for cutting flat panel display films.
We have developed a proprietary technology for cutting brittle materials such as glass and sapphire without debris and with zero kerf called SMART CleaveTM, which is used for cutting brittle materials used in displays. This technology uses ultrafast lasers coupled with proprietary optics.
Our AVIA, Rapid, Monaco, and DIAMOND CO2 and CO lasers are also used in other production processes for flat panel displays. These processes include drilling, cutting, patterning, marking, and yield improvement.
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
Microelectronics—semiconductor front-end manufacturing
The term "front-end" refers to the production of semiconductor devices which occurs prior to packaging.

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
Detecting the presence of defects is only the first step in preventing their recurrence. After detection, defects must be examined in order to identify their size, shape and the process step in which the defect occurred. This examination is called defect classification. Identification of the sources of defects in the lengthy and complex semiconductor manufacturing process has become essential for maintaining high yield production. Semiconductor manufacturing has become an around-the-clock operation and it is important for products used for inspection, measurement and testing to be reliable and to have long lifetimes. Our Azure, Paladin, Excimer, Ion, and OPSL lasers are used to detect and characterize defects in semiconductor chips.
Microelectronics—advanced packaging and interconnects
After a wafer is patterned, there are then a host of other processes, referred to as back-end processing, which finally result in a packaged encapsulated silicon chip. Ultimately, these chips are then assembled into finished products. The advent of high-speed logic and high-memory content devices has caused chip manufacturers to look for alternative technologies to improve performance and lower process costs. This search includes new types of materials, such as low-k and thinner silicon. Our AVIA, Rapid, Monaco, and Matrix lasers provide economical methods of cutting and scribing these wafers while delivering higher yields than traditional mechanical methods.
There are similar trends in chip packaging and PCB manufacturing requiring more compact packaging and denser interconnects. In many cases, lasers present enabling technologies. For instance, lasers are now the only economically practical method for drilling blind microvias in chip substrates and in both rigid and flexible PCBs. These microvias are tiny interconnects that are essential for enabling high-density circuitry commonly used in smartphones, tablets, and advanced computing systems. Our DIAMOND CO2 and AVIA diode pumped solid state ("DPSS") lasers are the leading lasers in this application. The ability of these lasers to operate at very high repetition rates translates into faster drilling speeds and increased throughput in microvia processing applications. In addition, multi-layer circuit boards require more flexible production methods than conventional printing technologies can offer, which has led to widespread adoption of laser direct imaging ("LDI"). Our Paladin laser is used for this application.
We also offer market-leading solutions for laser marking of wafers and ICs, such as our PowerLine laser sub-systems.
Materials Processing
Beginning in fiscal 2021, we will increase our focus on Precision Manufacturing, a subset of the Materials Processing market, where we participate well both in terms of market share and margins on all three levels of components, lasers, and systems. We will be focusing our R&D and our manufacturing capabilities towards new products that will serve higher margin, defendable markets. Examples include medical device manufacturing, semiconductor wafer marking, and precision welding. In the components space, we plan to introduce a whole new category of laser diode products that will allow us to address new applications and customers, dramatically increasing the size of our servable market.
In fiscal 2020, we primarily supported four sub-markets in the materials processing industry: (1) automotive, (2) machine tools, (3) medical device, and (4) consumer goods, as well a number of smaller sub-markets. Our sales to this highly diverse sub-market include components, laser sources, laser diagnostic equipment, and complete laser systems. At a high level, the drivers for laser deployment within the materials processing sub-market are faster processing with higher yields, processing of new and novel materials, more environmentally friendly processes, all with higher precision. With the broadest product portfolio in the laser industry, we offer solutions for almost any application on any material to our customers. The most common applications include cutting, welding, joining, drilling, perforating, scribing, engraving, and marking.
Lasers are used in a number of applications in the automotive sub-market, from fine processing of high precision parts to marking, as well as cutting of metals and welding large components such as gear boxes and car bodies for customers including OEMs and their customers. With the increasing production of electric vehicles, lasers are playing a key role in the manufacture and welding of batteries. We serve this sub-market with a number of our products including ultrafast, DPSS, CO2, diode and fiber lasers as well as systems in the areas of marking, scribing, cutting and welding.
We serve the machine tools sub-market with components, laser sources, and systems in applications including cutting, welding, marking, and additive manufacturing. We offer fiber lasers with different performance points in terms of power levels and beam profiles to address specific applications. During the past 12 months we have chosen to focus on specific lasers and processes including single mode lasers and advanced beam shaping options, e.g. the ARM advanced high power fiber laser where the beam parameters can be optimized to deliver higher quality welds with a wide variety of metals which translate into higher customer yields and enables more cost efficient designs. As a fully vertically integrated fiber and laser diode supplier, we are able to produce all key components in-house. Other products include our full line up of CO2 lasers, DPSS, and ultrafast lasers.
The medical device sub-market is characterized by its need for high precision manufacturing with high levels of quality control which lends itself very well to laser manufacturing. Applications include fine cutting and welding in addition to high quality and specialized marking. We serve this sub-market with a number of lasers as well as a portfolio of systems.
In the consumer goods sub-market, we serve a large variety of applications in various industries, such as packaging, digital printing, jewelry, textiles, security, and consumer electronics. We serve these industries with a broad offering of our products from lasers to laser tools. As a consequence, this market represents a stable and growing opportunity for us.
In summary, we serve the materials processing market with a very broad product portfolio. Laser sources include the Diamond series mid-power CO and CO2 lasers; the DC series of high power CO2 lasers; Highlight FL high power fiber lasers; the DF series of high power diode laser systems; the Diamond mid-power and Q-Switched fiber; the COMPACT, MINI and EVOLUTION series of low and mid power diode lasers; the AViA, Matrix, Flare, and Helios DPSS lasers; and the Monaco and Rapid series of ultrafast lasers. Laser tools include the Performance, Select and Integral series of manual welding systems; the Exact, UW and MPS series of modular and highly configurable laser processing systems; the EasyMark, EasyJewel, LabelMarker Advanced and Combiline laser marking systems; and the META laser cutting tools. Laser sub-systems, i.e. laser sources combined with software, beam delivery, processing heads, process monitoring, pattern recognition and vision, include the PowerLine series for marking; the StarFiber for welding and cutting; the PWS welding system; the QFS laser scribing system; and the StarShape CO2 laser-based systems.
OEM Components and Instrumentation
Instrumentation is one of our more mature commercial applications. Representative applications within this market include bio-instrumentation, medical OEMs, graphic arts and display, machine vision and aerospace and defense applications. We also support the laser-based instrumentation market with a range of laser-related components, including diode lasers and optical fibers. Our OEM component business includes sales to other, less integrated laser manufacturers participating in OEM markets such as materials processing, scientific, and medical.
Bio-instrumentation
Laser applications for bio-instrumentation include confocal microscopy for biological imaging that allows researchers and clinicians to visualize cellular and subcellular structures and processes with an incredible amount of detail; DNA sequencing where lasers provide automation and data acquisition rates that would be impossible by any other method; drug discovery—genomic and proteomic analyses that enable drug discovery to proceed at very high throughput rates; flow cytometry for analyzing and sorting single cells or populations of cells in a heterogeneous mixture, including blood samples; and Raman spectroscopy which enables chemical analysis in a wide range of commercial applications. Our OBIS, Flare, Galaxy, Sapphire, BioRay, Genesis and CellX lasers are used in several bio-instrumentation applications.
Medical therapy
We sell a variety of components and lasers to medical laser companies for use in end-user applications such as ophthalmology, aesthetic, surgical, therapeutic and dentistry. Our DIAMOND series CO2 lasers are widely used in dental, aesthetic and surgical markets. We have a leading position in Lasik and photorefractive keratectomy surgery methods with our ExciStar XS excimer laser platform. We also provide ultrafast lasers for use in cataract surgery and optical fibers for surgical applications.
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
Aerospace and defense
In fiscal 2021, we will disclose aerospace and defense as a separate market application, which was included in our OEM Components and Instrumentation market application in fiscal 2020. We serve the aerospace and defense markets with components and laser sources in a number of applications such as Directed Energy weapons, as well as technology for target designation, countermeasures, fiber optic gyroscopes, specialty large diameter optics and entire telescope payloads for intelligence, surveillance & reconnaissance. In particular, directed energy has seen rapid growth in the last couple of years, driven largely by the promise of being able to deter and repel asymmetrical threats such as drones in an effective and economical manner. We supply laser sources for directed energy applications as well as components, and recently we have seen growth in demand for optics used in space and ground-based telescopes.
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
FUTURE TRENDS
Beginning in fiscal 2021, we are aligning and driving our business to focus on four core end markets, which have been realigned as follows: Microelectronics (which captures the 3 sub-markets of Display, Semiconductor and Advanced Packaging & Interconnect); Instrumentation (which captures the 3 sub-markets of Bio-Instrumentation, Therapeutics & Research); Precision Manufacturing; and Aerospace & Defense.
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
Another key technology related to flat panel displays is that of the emerging MicroLED technology. The appeal of MicroLED is reduced electrical consumption for improved battery life and higher absolute brightness relative to OLED. We are continuing to accelerate our efforts and investments in UV MicroLED solutions to help our customers develop the laser processes of record, so we can, in turn, develop the laser-based capital equipment systems needed for mass production.
Demand for CO2, Avia, Matrix, Rapid, Monaco, Helios and direct diode lasers correlate with the need for related flat panel display touch panel, film cutting, light guide technology, repair and frit welding applications.
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
While we experienced a softening of the demand in fiscal 2019 and fiscal 2020, we anticipate a resumption of investment in OLED manufacturing capacity. It is difficult to precisely determine the timing and impact of OLED investment on our fiscal 2021 and longer term revenues even as additional vendors ramp their OLED production rates.
Instrumentation
The bio instrumentation market's most important areas: flow cytometry, microscopy and DNA sequencing, are all enjoying solid growth on a worldwide basis with some local variations. In this field, our OPSL technology gives us differentiated products at a number of important wavelengths. This advantage coupled with strong focus on meeting our customers' demands for more compact and cost effective sources as well as integrated laser sub-systems has resulted in growth for us in this market and we expect that to continue.
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
Worldwide scientific funding is expected to remain relatively stable, with some regions growing and others holding their current level. Potential growth areas include the strong push in neuroscience to better understand how the brain functions. Lasers play a very important role in imaging brain structure as well as tracking activity in animal brains using techniques such as optogenetics. We believe that our current and upcoming products are well positioned to take advantage of this exciting opportunity. In physics and chemistry applications, our recent product introductions of high performance and industrially hardened ultrafast products have been very well received. While this is a very competitive market, we expect that our new products will position us for growth.
Precision Manufacturing
The materials processing market is the most diverse of all the markets we serve and a large cross section of our products are used in this market. Going forward, we will focus on Precision Manufacturing, a subset of the Materials Processing market, where we participate well both in terms of market share and margins on all three levels of components, lasers and systems. We will be focusing our R&D and our manufacturing capabilities towards new products that will serve higher margin, defendable markets. We sell components, laser sources and complete laser systems. There are many drivers at play, but at a high level they involve faster processing with higher yields, processing of new materials, more environmentally friendly processes and higher precision.
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
We expect to see select opportunities for our products in the machine tools industry in a variety of broad-based applications including newer applications such as laser cladding and heat treatment.
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
Aerospace and defense
Governments have made and continue to make investments in the development of directed energy systems, both offensive and defensive. We have a number of product offerings which support these development efforts. A key differentiator for us in this market is a US based supply chain for all critical components, many of which are vertically integrated within Coherent, which we believe is unique in the industry. Our U.S. Defense customers have made it clear that a secure, U.S. based supply chain is and will be required moving forward. Our fabrication process includes epitaxial growth for our own laser diodes and packaged diodes in the U.S. and we also supply the specialty single mode amplifier fiber, critical for every directed energy amplifier. We own several other businesses that make critical components and on July 31, 2020, we reached an agreement to purchase Electro-optics Technology, Inc., a highly specialized U.S.-based components company, which will enable us to vertically integrate and improve the performance of our directed energy amplifier technology. We expect the acquisition to close in the second quarter of fiscal 2021, after we clear all regulatory requirements.
MARKET APPLICATIONS
We design, manufacture and market lasers, laser tools, precision optics and related accessories for a diverse group of customers. The following table lists our major markets and the Coherent technologies serving these markets, based on our market applications in fiscal 2020.*

Market	Application	Technology
Microelectronics	Flat panel display	CO, CO2 DPSS Excimer Ultrafast Semiconductor Laser Sub-systems
	Semiconductor front-end	CO2 DPSS OPSL Excimer Ion Laser Sub-systems
	Advanced packaging and interconnects	CO, CO2 DPSS Excimer Ultrafast Laser Sub-systems
Materials processing	Automotive	CO2 ARM Fiber Laser Systems/ Laser Sub-systems Ultrafast
	Machine Tools	CO2 ARM Fiber DPSS Ultrafast Laser Systems/ Laser Sub-systems
	Medical Device	CO2 DPSS Fiber Ultrafast Excimer Laser Systems/ Laser Sub-systems Components
	Consumer Goods	CO CO2 Fiber DPSS Ultrafast Laser Systems/ Laser Sub-systems
OEM components and instrumentation	Bio-Instrumentation	DPSS OPSL Ultrafast Semiconductor

Market	Application	Technology
	Graphic arts and display	OPSL Semiconductor
	Medical therapy (OEM)	CO, CO2 DPSS Ultrafast Excimer OPSL Semiconductor Components
	Defense and aerospace	Fiber Laser Amplifiers Semiconductor Components
Scientific and government programs	All scientific applications	CO, CO2 DPSS Excimer OPSL Ultrafast
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
Fiber Lasers, Fiber Components and Fiber Assemblies
Fiber lasers use semiconductor lasers to pump a doped optical fiber to produce a laser beam. The unique features of a fiber laser make them suitable for producing high power, continuous wave laser beams. Our emphasis is on the design and manufacture of highly differentiated fiber lasers that provide advantages and/or are enabling in certain applications. For example, our ARM laser offers dynamically adjustable beam profiles that improve welding results compared to standard fiber lasers and is able to weld new composite materials.
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

Gas lasers (CO, CO2, Excimer, Ion)
The breadth of our gas laser portfolio is industry leading, encompassing CO, CO2, excimer and ion laser technologies. Gas lasers derive their name from the use of one or more gases as a lasing medium. They collectively span an extremely diverse and useful emission range, from the very deep ultraviolet to the far infrared. This diverse range of available wavelengths, coupled with high optical output power, and an abundance of other attractive characteristics, makes gas lasers extremely useful and popular for a variety of microelectronics, scientific, therapeutic and materials processing applications. For example, the CO2 and CO lasers are unique in their ability to process non-metal materials.
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
Ultrafast ("UF") Lasers
UF lasers are lasers generating light pulses with durations of a few femtoseconds (10-15 seconds) to a few tens of picoseconds (10-12 seconds). These types of lasers are used for medical, advanced microelectronics and materials processing applications as well as scientific research. UF laser oscillators generate a train of pulses at 50-100 MHz, with peak powers of tens of kilowatts, and UF laser amplifiers generate pulses at 1-2000 kHz, with peak powers up to several Terawatts.
The extremely short duration of UF laser pulses enables temporally resolving fast events like the dynamics of atoms or electrons. In addition, the high peak power enables so-called non-linear effects where several photons can be absorbed by a molecule at the same time. This type of process enables applications like multi-photon excitation microscopy or ablation of materials with high precision and minimal thermal damage. The use of our ultrafast lasers in applications outside science continued to grow as it offers unparalleled quality of results, particularly in microelectronics and materials processing applications.
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
SALES AND MARKETING
We primarily market our products in the United States through a direct sales force. We sell internationally through direct sales personnel located in Australia, Canada, China, France, Germany, Israel, Italy, Japan, the Netherlands, South Korea, Singapore, Spain, Taiwan, and the United Kingdom, as well as through independent representatives in certain jurisdictions around the world. Our foreign sales are made principally to customers in South Korea, China, Germany, Japan, and other European and Asia-Pacific countries. Foreign sales accounted for 76% of our net sales in fiscal 2020, 76% of our net sales in fiscal 2019, and 84% of our net sales in fiscal 2018. Sales made to independent representatives and distributors are generally priced in U.S. Dollars. A large portion of foreign sales that we make directly to customers are priced in local currencies and are therefore subject to currency exchange fluctuations. Foreign sales are also subject to other normal risks of foreign operations such as protective tariffs, export and import controls, and political instability.
We had one customer, Advanced Process Systems Corporation, who contributed more than 10% of revenue during fiscal 2020, 2019, and 2018.
To support our sales efforts we maintain and continue to invest in a number of applications centers around the world, where our applications experts work closely with customers on developing laser processes to meet their manufacturing needs. The applications span a wide range, but are mostly centered around the materials processing and microelectronics markets. Locations include several facilities in the US, Europe, and Asia.
We maintain customer support and field service staff in major markets within the United States, Europe, Japan, China, Singapore, South Korea, Taiwan, Vietnam, and other Asia-Pacific countries. This organization works closely with customers, customer groups and independent representatives in servicing equipment, training customers to use our products and exploring additional applications of our technologies.
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
MANUFACTURING
Since the acquisition of Rofin in November 2016, we have integrated Rofin into our organizational structure and both legacy organizations are operating as one company with common high level objectives, goals and processes. Strategies are being implemented to improve operating leverage, to execute synergies and to enhance our customers' experience. For example, in June 2019, we announced our plans to exit a portion of our HPFL business and consolidate all HPFL manufacturing and engineering functions in our Tampere, Finland facility by transferring certain HPFL activities from our Hamburg, Germany facility. In fiscal 2020, we reorganized our reporting structure so that all business units now report to our Executive Vice President and Chief Operating Officer. Common policies and guidelines have been communicated, key management and operating processes have been implemented and ERP systems at all of Rofin's sites in Asia and North America, and certain sites in Europe, including all significant manufacturing sites, have been integrated onto the same Oracle ERP and Agile planning platforms, consistent with the rest of Coherent. This integration process will continue into fiscal 2021.
Strategies
One of our core manufacturing strategies is to tightly control our supply of key parts, components, sub-assemblies, and outsourcing partners. We utilize vertical integration when we have proprietary internal capabilities that are not cost-effectively available from external sources. We believe this is essential to maintaining high quality products and enable rapid development and deployment of new products and technologies. We are committed to providing customers with products manufactured at the highest level of quality and reliability by continuously improving our quality management system and adhering to processes that are International Organization for Standardization ("ISO") certified at our principal manufacturing sites.

Our commitment to Operational Excellence and continuous improvement is at the core of our Coherent Lean culture aimed at creating value for our customers. We propagate our Coherent Lean culture throughout operations by developing a common Lean system, developing lean knowledge, tools, skills, and global standardization and we empower our employees drive change through best practice sharing
Committed to quality and customer satisfaction, we design and produce many of our own components and sub-assemblies in order to retain quality and performance control. We have also outsourced certain components, sub-assemblies and finished goods where we can maintain our high quality standards while improving our cost structure.
As part of our strategy to increase our market share and customer support in Asia as well as our continuing efforts to manage costs, we continue to transfer the production of targeted products into both of our Singapore and Malaysia factories. Our increased our tube refurbishment capacity in our South Korea operations has allowed us to reduce service response time, carry strategic inventory, and provide benefits to us and to our customers throughout the APAC region. Our Asia material sourcing strategy driven by our International Procurement Office in Singapore continues to expand, which has enabled us to leverage spend and reduce material costs on a global basis.
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
For a discussion of the importance to our business of, and the risks attendant to sourcing, see "Risk Factors" in item 1A — "We depend on sole source or limited source suppliers, as well as on our own production capabilities, for some of the key components and materials, including exotic materials, certain cutting-edge optics and crystals, used in our products, which makes us susceptible to supply shortages or price fluctuations that could adversely affect our business, particularly our ability to meet our customers' delivery requirements."
Operations
Our products are manufactured at our sites in California, Oregon, Arizona, Michigan, New Jersey, Connecticut, and New Hampshire in the U.S.; Germany, Scotland, Finland, Sweden, Switzerland, and Spain in Europe; and South Korea, China, Singapore, and Malaysia in Asia. In addition, we also use contract manufacturers in southeast Asia and Eastern Europe for the production of certain assemblies and turnkey solutions.
Our ion gas lasers, a portion of our DPSS lasers that are used in microelectronics, scientific research and materials processing applications, semiconductor lasers, OPS lasers and ultrafast scientific lasers are manufactured at our Santa Clara, California site. Our laser diode module products, laser instrumentation products, test and measurement equipment products are manufactured in Wilsonville, Oregon. We manufacture exotic crystals in Mount Olive, New Jersey and both active and passive fibers are manufactured in our Salem, New Hampshire facility. Our low power CO2 and CO gas lasers are manufactured in Bloomfield, Connecticut. We manufacture a portion of our DPSS lasers used in microelectronics and OEM components and instrumentation applications in Lübeck, Germany. We manufacture a portion of our DPSS lasers used in microelectronics, OEM components and instrumentation and materials processing applications in Kaiserslautern, Germany. Our excimer gas laser products are manufactured in Göttingen, Germany. We refurbish excimer tubes at our manufacturing sites in An-Seong, South Korea.
We manufacture the fiber-based lasers and a portion of our DPSS lasers used in microelectronics and scientific research applications in Glasgow, Scotland. Our facility in Sunnyvale, California grows the aluminum-free materials that are incorporated into our semiconductor lasers. Our facility in Richmond, California manufactures high performance optical components and assemblies for the aerospace and defense industries as well as large form optics for astronomical observatories and our own Linebeam excimer laser annealing systems. We manufacture and test high-power CO2, solid-state and fiber laser macro products in Hamburg, Germany; Plymouth, Michigan; East Granby, Connecticut; Tampere, Finland; and Nanjing, China. Our laser marking products are manufactured and tested in Gilching-Munich, Germany; and Singapore. Our micro application products are manufactured and tested in Gilching-Munich, Germany; Tampere, Finland; Plymouth, Michigan; and Belp, Switzerland. Our diode laser products are manufactured and tested in Mainz and Freiburg, Germany; Tucson, Arizona (scheduled to close during fiscal 2021 by transferring the related product manufacturing to other sites); and Nanjing, China. Anodization of our Slab laser electrodes is performed in Overath, Germany. Our fiber optics and beam delivery systems are manufactured and tested in Molndal, Sweden. The Company's active and passive fibers and high power laser amplifiers are manufactured and tested in East Granby, Connecticut. Optical engines for fiber lasers, fiber lasers modules and wafer material are designed and manufactured in Tampere, Finland. We manufacture and test the laser tools for the Metal Additive Manufacturing (3D Printing) market in Dieburg, Germany and we manufacture critical components for diode lasers in Monrovia, California.
We have transferred several products and sub-assemblies for manufacture and repairs to our Singapore, Malaysia and Nanjing, China facilities and are continuing to transfer additional product manufacturing to these facilities as part of our worldwide manufacturing cost reduction strategy.
Coherent is committed to meeting internationally standards for the design, manufacture and service of products to industry-based requirements. All primary facilities are certified to ISO 9001 whereas others hold multiple certifications based upon the markets they serve including ISO 13485, ISO 14001, ISO 17025, ISO 45001 and/or ISO 50001.
INTELLECTUAL PROPERTY
We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. As of October 3, 2020, we held approximately 880 U.S. and foreign patents, which expire in calendar years 2020 through 2039 (depending on the payment of maintenance fees) and we have approximately 185 additional pending patent applications that have been filed. The issued patents cover various products in all of the major markets that we serve.
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
For a discussion of the importance to our business of, and the risks attendant to intellectual property rights, see "Risk Factors" in Item 1A — "If we are unable to protect our proprietary technology, our competitive advantage could be harmed" and "We have been and may, in the future, be subject to claims or litigation from third parties, for claims of infringement of their proprietary rights or to determine the scope and validity of our proprietary rights or the proprietary rights of competitors or other rights holders. These claims could result in costly litigation and the diversion of our technical and management personnel. Adverse resolution of litigation may harm our operating results or financial condition."
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
BACKLOG
At fiscal 2020 year-end, our backlog of orders scheduled for shipment (within one year) was $548.0 million compared to $502.1 million at fiscal 2019 year-end. By segment, backlog for OLS was $354.5 million and $309.5 million at fiscal 2020 and 2019 year-ends, respectively. Backlog for ILS was $193.5 million and $192.6 million at fiscal 2020 and 2019 year-ends, respectively. The increase in OLS backlog from fiscal 2019 to fiscal 2020 year-end was primarily due to higher orders for excimer laser annealing systems for the flat panel display market as well as higher orders for service. The increase in ILS backlog from fiscal 2019 to fiscal 2020 year-end was primarily due to higher orders in the materials processing market partially offset by lower orders in the high power fiber laser market. Orders used to compute backlog are generally cancellable and, depending on the notice period, are subject to rescheduling by our customers. We have not historically experienced a significant rate of cancellation or rescheduling, however the rate of cancellations or rescheduling may increase in the future. In the first quarter of fiscal 2019, one customer cancelled three purchase orders which included orders shippable within 12 months from fiscal 2018 year-end of $38.2 million and were included in backlog as of fiscal 2018 year-end. We reached agreement with this customer for compensation for such cancellation in the first quarter of fiscal 2019.
SEASONALITY
We have historically generally experienced decreased revenue in the first fiscal quarter compared to other quarters in our fiscal year due to the impact of time off and business closures at our facilities and those of many of our customers due to year-

end holidays. For example, over the past 10 years, excluding certain recovery years, our first fiscal quarter revenues have ranged 2%-17% below the fourth quarter of the prior fiscal years. This historical pattern should not be considered a reliable indicator of the Company's future net sales or financial performance.
EMPLOYEES
Our workforce is distributed globally over 19 countries. As of fiscal 2020 year-end, we had approximately 4,875 employees worldwide, with approximately 827 located in the Asia-Pacific region, 2,500 in the EMEA region, and 1,548 in the Americas region. Of our total workforce, approximately 597 employees are involved in research and development; 3,120 employees are involved in operations, manufacturing, service and quality assurance; and 1,158 employees are involved in sales, order administration, marketing, finance, information technology, general management and other administrative functions. Our success will depend in large part upon our ability to attract and retain employees. We face competition in this regard from other companies, research and academic institutions, government entities and other organizations. We consider our relations with our employees to be good.
Our human capital is governed by various federal, state and local regulations. We monitor all key employment activities, such as hiring, termination and pay practices to ensure compliance with established regulations across the world. We embrace diversity and inclusion and strive to provide an environment rich with diverse skills, backgrounds and perspectives. Within the United States we conduct a yearly review of employees and establish hiring goals for minority, female, disabled and military veteran candidates. Our recruitment programs are regionally focused and hiring is done at a local level to ensure compliance with specific regulations. To ensure diversity within our workforce we advertise job openings and source candidates broadly to attract a diverse candidate pool. As a leader in our industry we are able to attract a strong candidate pool and have been successful in filing vacancies to ensure business continuity. In fiscal 2020 we had 350 new hires, 155 of which were within the EMEA region, 134 of which were within the Americas region and 61 of which were in the Asia-Pacific region. During fiscal 2020, we also conducted a worldwide organizational health survey designed to assess employee engagement, leadership, work environment and culture. We had a response rate of 77% of our total worldwide employee base, which is one indicator of a high-level of employee engagement.
We track and report internally on key talent metrics including workforce demographics, talent pipeline, diversity data, and engagement of our employees. We believe in investing in professional development programs to ensure we provide opportunities for individuals to advance their careers either in a technical track or move to a leadership position. We offer many of our in-class training programs digitally so that more employees can benefit from self-development during a period when many of our employees are working remotely. Additional focus is placed on the development of our future leaders and we leverage a talent review process where high-potential and high-performing employees are assessed for future leadership roles as part of our succession management process for critical leadership positions. As employee turnover is an indicator of employee satisfaction we closely monitor turnover globally and benchmark locally. Coherent has a very stable and committed workforce. This translates into very low voluntary turnover when compared to benchmark data. Our 12 month rolling average for voluntary turnover at the end of fiscal 2020 stood at 5.2%, substantially less than benchmark data. Our employee average tenure globally is more than 10 years.
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
Please refer to Note 4, "Business Combinations" of Notes to Consolidated Financial Statements under Item 8 of this annual report for further discussion of recent acquisitions completed.
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
In June 2019, we internally announced our plans to exit a portion of our HPFL business and consolidate all HPFL manufacturing and engineering functions in our Tampere, Finland facility by transferring certain HPFL activities from our Hamburg, Germany facility. In conjunction with this announcement, we recorded restructuring charges in fiscal 2019 of $19.7 million. The charges primarily related to write-offs of excess inventory, which is recorded in cost of sales, and estimated severance. We recorded charges of $1.1 million in fiscal 2020, primarily related to accelerated depreciation and project management consulting.
We also vacated our leased facility in Santa Clara at the end of the lease term on July 31, 2020 and combined operations into our owned Santa Clara headquarters. We did not incur material expenses in fiscal 2019 related to this project. In fiscal 2020, we incurred costs of $1.5 million, primarily related to accelerated depreciation.
In the fourth quarter of fiscal 2020, we began a restructuring program in our ILS segment which includes management reorganizations, the planned closure of certain manufacturing sites, and the right-sizing of global sales, service, order admin, marketing communication and certain administrative functions, among others. In the fourth quarter of fiscal 2020, we incurred costs of $2.6 million, primarily related to severance.
See Note 19, "Restructuring Charges" in the Notes to Consolidated Financial Statements under Item 8 of this annual report.
GOVERNMENT REGULATION
We are required to comply, and it is our policy to comply, with numerous regulations that are normal and customary to businesses in our industry and that operate in our markets and operating locations. These regulations relate to, among other things, healthcare, environmental protection, antitrust, anti-corruption, marketing, fraud and abuse (including anti-kickback and false claims laws), export control, product safety and efficacy, employment, privacy, governmental contracts and regulatory matters specific to the defense industry and other areas.
Environmental regulation
Our operations are subject to various federal, state, local and foreign environmental regulations relating to the use, storage, handling and disposal of regulated materials, chemicals, various radioactive materials and certain waste products. In the United States, we are subject to the federal regulation and control of the Environmental Protection Agency. Comparable authorities are involved in other countries. We also face increasing complexity in our product design and procurement operations due to the evolving nature of environmental compliance regulations and standards, as well as specific customer compliance requirements. We expect all operations to meet the legal and regulatory environmental requirements and believe that compliance with those regulations will not have a material adverse effect on our capital expenditures, earnings and competitive and financial position.
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
In addition, certain portions of our business contract with numerous U.S. government agencies and entities or with entities whose projects are funded therefrom. We also contract with similar government authorities outside of the U.S., subject in all cases to applicable law. Consequently, we must comply with and are affected by regulations relating to the formation, administration, and performance of such U.S. government and other contracts governing such matters.
Exports of certain or our products are subject to export controls imposed by the U.S. government and administered by the U.S. Departments of State and Commerce. In certain instances, these regulations may require pre-shipment authorization from the administering department. For products subject to the Export Administration Regulations ("EAR") administered by the Department of Commerce’s Bureau of Industry and Security, the requirement for a license is dependent on the type and end use of the product, the final destination, the identity of the end user and whether a license exception might apply. Virtually all exports of products subject to the International Traffic in Arms Regulations ("ITAR") administered by the Department of State’s Directorate of Defense Trade Controls, require a license. Certain of our products are subject to EAR and to ITAR. Products and the associated technical data developed and manufactured in our foreign locations are subject to export controls of the applicable foreign nation. We further discuss the impact of such regulations under "Risk Factors" in Item 1A – "Governmental regulations, including tariffs and duties, affecting the import or export of products could negatively affect our business, financial condition and results of operations."
We are subject to laws concerning our business operations and marketing activities in foreign countries where we conduct business. For example, we are subject to the U.S. Foreign Corrupt Practices Act (the "FCPA"), U.S. export control and trade sanction laws, and similar anti-corruption and international trade laws in certain foreign countries, such as the U.K. Bribery Act. We further discuss the impact of such regulations under "Risk Factors" in Item 1A – "Violations of anti-bribery, anti-corruption, and/or international trade laws to which we are subject could negatively affect our business, financial condition and results of operations."
Aspects of our operations and business are subject to privacy, data security and data protection regulations, which impact the way we use and handle data and operate our products and services. We further discuss the impact of such regulations under "Risk Factors" in Item 1A – "We may face particular privacy, data security and data protection risks due to laws and regulations regulating the protection or security of personal and other sensitive data."

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
RISKS RELATED TO COVID-19 PANDEMIC
Our business, financial condition and results of operations for fiscal year 2020 and beyond have been and may continue to be materially adversely affected by the COVID-19 pandemic and the related private and public sector responses to the pandemic.
The full extent to which the COVID-19 pandemic will impact our financial condition and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including COVID-19 infections intensifying or returning in various geographic areas as is currently happening in Europe and the United States, new medical and other information that may emerge concerning COVID-19, and the actions by governmental entities or others to address it, contain it or treat its impact.
COVID-19 poses the risk that we or our employees, suppliers, distributors, customers and others may be restricted or prevented from conducting business activities for indefinite or intermittent periods of time, including as a result of employee health and safety concerns, shutdowns, shelter-in-place ("SiP") orders, travel restrictions and other actions and restrictions that may be prudent or required by governmental authorities. Even after governmental entities have lifted SiP orders, there is a risk that such orders will be reinstated, making it difficult to predict the long term financial impact of this virus on the Company. Examples of this have been seen across the globe, including most recently in the actions by several European governments.
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
In addition, we have modified our business practices for the continued health and safety of our employees - including, among other things, implementing a remote work policy to the fullest extent possible, a limited travel policy, the distribution of and mandatory wearing of personal protection equipment, reorganizing and adjusting the timing of manufacturing personnel shifts, temperature monitoring for entering our facilities, and a social distancing policy - and we may take further actions, or be required to take further actions, that are in the best interests of our employees. Our suppliers, distributors and customers have also implemented such measures, which has resulted in, and we expect it will continue to result in, disruptions or delays and higher costs. The implementation of health and safety practices by us or our suppliers, distributors or customers could impact customer demand, supplier deliveries, our productivity, and costs, which could have a material adverse impact on our business, financial condition and results of operations.
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
Please refer to "Coronavirus pandemic (COVID-19)" under "Significant Events" "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" for additional discussion of the risks related to the COVID-19 pandemic and its impact on the Company.

COMPANY AND OPERATIONAL RISKS
Our operating results and stock price have varied in the past and will continue to be subject to fluctuations in the future based upon numerous factors, including those discussed in this Item 1A and throughout this report.
Our operating results, including net sales, operating expenses, net income (loss) and adjusted EBITDA in dollars and as a percentage of net sales, as well as our stock price, have varied in the past and may vary significantly from quarter to quarter and from year to year in the future. We believe a number of factors, many of which are outside of our control, could cause these variations and make them difficult to predict, including:
•general economic uncertainties in the macroeconomic and local economies facing us, our customers and the markets we serve, particularly as COVID-19 continues to adversely affect the global economy;
•impact of government economic policies on macroeconomic conditions, such as recently instituted, proposed or threatened changes in trade policies by the U.S. and any corresponding retaliatory actions by affected countries, in particular with respect to China, as well as trade restrictions instituted by the Japanese government affecting the export to South Korea of certain products and materials used in the manufacture of flat panel displays and in the semiconductor industry;
•fluctuations in demand for our products or downturns in the industries that we serve, particularly the continued build-out of "phase 2" of the capacity for the manufacture of OLED and the increased use of the installed base of our products in such manufacturing;
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
•commodity pricing;
•interpretation and impact of the U.S. Tax Cuts and Jobs Act and the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act");
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
•changes in the method of determining the London Interbank Offered Rate ("LIBOR"), the Euro Interbank Offered Rate ("EURIBOR"), or the replacement of LIBOR or EURIBOR with an alternative reference rate, may adversely affect interest rates on our outstanding variable rate indebtedness;
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
•the impact of market fluctuations on assets and liabilities in our deferred compensation plans;
•costs associated with designing around or payment of licensing fees associated with issued patents in our fields of business;
•individual employees intentionally or negligently failing to comply with our internal controls;
•government support of alternative energy industries, such as solar;

•negative impacts related to the United Kingdom's withdrawal from the European Union, or "Brexit", including uncertainties regarding the terms of applicable trade treaties between the United Kingdom and other countries, particularly with regard to any potential negative effects on our sales from our Glasgow, Scotland facility to other jurisdictions and purchases of supplies from outside the United Kingdom by such facility;
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
We depend on sole source or limited source suppliers, as well as on our own production capabilities, for some of the key components and materials, including exotic materials, certain cutting-edge optics and crystals, used in our products, which makes us susceptible to supply shortages or price fluctuations that could adversely affect our business, particularly our ability to meet our customers' delivery requirements.
We currently purchase several key components and materials used in the manufacture of our products from sole source or limited source suppliers. From time-to-time our customers require us to ramp up production and/or accelerate delivery schedules of our products, and our key suppliers may not have the ability to increase their production in line with our customers' demands. This can become acute during times of high growth in our customers' businesses. Our failure to timely receive these key components and materials would likely cause delays in the shipment of our products, which would likely negatively impact both our customers and our business. Some of these suppliers are relatively small private companies that may discontinue their operations at any time and may be particularly susceptible to prevailing economic conditions. Some of our suppliers are located in regions susceptible to natural and man-made disasters, such as Thailand which has experienced severe flooding, Japan which has experienced earthquakes, tsunamis and a resulting nuclear disaster, and the Eastern part of the United States and California which have experienced severe flooding, wildfires and/or power loss. In addition, our suppliers have been adversely affected by the COVID-19 pandemic and the related imposition of government restrictions to mitigate the spread of the virus. We typically purchase our components and materials through purchase orders or agreed upon terms and conditions, and we do not have guaranteed supply arrangements with many of these suppliers. For certain long-lead time supplies or in order to lock-in pricing, we may be obligated to place non-cancellable purchase orders or otherwise assume liability for a large amount of the ordered supplies, which limits our ability to adjust down our inventory liability in the event of market downturns or other customer cancellations or rescheduling of their purchase orders for our products.
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
Like most other multinational companies, we are also highly dependent upon the ability to ship products to customers and to receive shipments of supplies from suppliers. The COVID-19 pandemic and resulting government policies have resulted in variable limitations on our ability to receive supplies and ship our products to customers. In the event of a disruption in the worldwide or regional shipping infrastructure, our access to supplies and our ability to deliver products to customers would correspondingly be negatively impacted. Any such disruption would likely materially and adversely affect our operating results and financial condition.
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
In the flat panel display market, it is unclear when the timing will be, or whether it will occur at all, for any further build-out of fabs for the manufacture of OLED screens, and there are a relatively limited number of manufacturers who are the end customers for our annealing products. In fiscal 2020, Advanced Process Systems Corporation, an integrator in the flat panel display market based in South Korea, contributed more than 10% of our revenue. Given macroeconomic conditions, varying consumer demand and technical process limitations at manufacturers, we may see fluctuations in orders, including periods with no or few orders, and our customers may seek to reschedule or cancel orders. For example, in the fourth quarter of fiscal 2018, a customer requested a change of delivery date resulting in a significant order being rescheduled from the first to the second quarter of fiscal 2019. In addition, in the first quarter of fiscal 2019, one customer cancelled three purchase orders which included backlog shippable within 12 months of $38.2 million as well as some additional orders which were unscheduled.
These larger flat panel-related systems have large average selling prices. Any significant periods with few or no orders or any rescheduling or canceling of such orders by our customers will likely have a significant impact on our quarterly or annual net sales and results of operations and could negatively impact inventory values and backlog. Additionally, challenges in meeting evolving technological requirements for these complex products by us and our suppliers could result in delays in shipments and rescheduled or cancelled orders by our customers. This could negatively impact our backlog, timing of net sales and results of operations.

Some of our laser systems are complex in design and may contain defects that are not detected until deployed by our customers, which could increase our costs and reduce our net sales.
Lasers and laser systems are inherently complex in design and require ongoing regular maintenance. The manufacture of our lasers, laser products and laser systems involves a highly complex and precise process. As a result of the technological complexity of our products, in particular our excimer laser annealing tools used in the flat panel display market, changes in our or our suppliers' manufacturing processes or the inadvertent use of defective materials by us or our suppliers could result in a material adverse effect on our ability to achieve acceptable manufacturing yields and product reliability. To the extent that we do not achieve and maintain our projected yields or product reliability, our business, operating results, financial condition and customer relationships would be adversely affected. We provide warranties on a majority of our product sales, and reserves for estimated warranty costs are recorded during the period of sale. The determination of such reserves requires us to make estimates of failure rates and expected costs to repair or replace the products under warranty. We typically establish warranty reserves based on historical warranty costs for each product line. If actual return rates and/or repair and replacement costs differ significantly from our estimates, adjustments to cost of sales may be required in future periods which could have an adverse effect on our results of operations.
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
Our future success depends on our ability to increase our sales volumes and decrease our costs to offset potential declines in the average selling prices of our products and, if we are unable to realize greater sales volumes and lower costs, our operating results may suffer.
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
We have in the past experienced decreases in the average selling prices ("ASPs") of some of our products. As competing products become more widely available or lower-cost products come to market, the ASPs of our products may decrease. If we are unable to offset any decrease in our ASPs by increasing our sales volumes, our net sales will decline. In addition, to maintain our gross margins, we must continue to reduce the cost of manufacturing our products while maintaining their high quality. From time to time, our products, like many complex technological products, may fail in greater frequency than anticipated. This can lead to further charges, which can result in higher costs, lower gross margins and lower operating results. Furthermore, as ASPs of our current products decline, we must develop and introduce new products and product enhancements with higher margins. If we cannot maintain our gross margins, our operating results could be seriously harmed, particularly if the ASPs of our products decrease significantly.
We face risks associated with our worldwide operations and sales that could harm our financial condition and results of operations.
For fiscal 2020, 2019 and 2018, 76%, 76%, and 84%, respectively, of our net sales were derived from customers outside of the United States. We anticipate that international sales, particularly in Asia, will continue to account for a significant portion of our net sales in the foreseeable future.
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
Our business could also be impacted by international conflicts, terrorist and military activity including, in particular any such conflicts on the Korean peninsula, civil unrest and pandemics, any of which could cause a slowdown in customer orders, cause customer order cancellations or negatively impact availability of supplies or limit our ability to timely service our installed base of products.
We are also subject to the risks of fluctuating foreign currency exchange rates, which could materially adversely affect the sales price of our products in foreign markets, as well as the costs and expenses of our international subsidiaries, particularly if we have a significant amount of manufacturing costs denominated in one currency, e.g. the Euro, compared to the sales of those same products to customers denominated in another currency, e.g. the U.S. Dollar. While we use forward exchange contracts and other risk management techniques to hedge our foreign currency exposure, we remain exposed to the economic risks of foreign currency fluctuations.
We depend on skilled personnel to operate our business effectively in a rapidly changing market, and if we are unable to retain existing or hire additional personnel when needed, or manage transitions among members of our leadership team, our ability to develop and sell our products could be harmed.
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
Our future success depends upon the continued services of our executive officers and other key engineering, sales, marketing, manufacturing and support personnel, as well as our ability to effectively transition to their successors. Most recently, we appointed a new President and Chief Executive Officer in April 2020, at which time our former President and CEO, who had served in such position since 2002, transitioned to the role of special advisor to the Company. This transition may be disruptive to our business, and if we are unable to execute an orderly transition and successfully integrate our new CEO into our management team, our revenue, operating results and financial condition may be adversely affected. In addition, our Chief Financial Officer has announced his retirement from the Company no later than February 28, 2021. Any future changes to our executive and senior management teams, including hires or departures, could cause further disruption to our business and have a negative impact on our operating performance, while these operational areas are in transition. We can provide no assurance that we will be able to find suitable successors to key roles as transitions occur or that any identified successor will be successfully integrated into our management team. Our inability to do so, or to retain other key employees or effectively transition to their successors, or any delay in filling any such positions, could harm our business and our results of operations.
The long sales cycles for many of our products may cause us to incur significant expenses without offsetting net sales.
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
Additional competitors may enter the markets in which we serve, both foreign and domestic, and we are likely to compete with new companies in the future. For example, in recent years there have been a growing number of companies in China that, in some cases aided by government subsidies, are targeting our markets and are exerting significant price pressure in certain of our product markets, in particular the HPFL products used in the metal cutting market in China, which led to our decision to exit this market. These companies will likely in the future be able to expand into broader product markets, which may result in additional competitive pressures on us. We may also encounter potential customers that, due to existing relationships with our competitors, are committed to the products offered by these competitors. Further, our current or potential customers may determine to develop and produce products for their own use which are competitive to our products. Such vertical integration could reduce the market opportunity for our products. As a result of the foregoing factors, we expect that competitive pressures may result in price reductions, reduced margins, loss of sales and loss of market share. In addition, in markets where there are a limited number of customers, competition is particularly intense.
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
Our manufacturing strategy includes partnering with contract manufacturers to outsource non-core sub-assemblies and less complex turnkey products, including some performed at international sites located in Asia and Eastern Europe. Our ability to resume internal manufacturing operations for certain products and components in a timely manner may be eliminated. The cost, quality, performance and availability of contract manufacturing operations are and will be essential to the successful production and sale of many of our products. Our financial condition or results of operation could be adversely impacted if any contract manufacturer or other supplier is unable for any reason, including as a result of the COVID-19 pandemic and the negative effect it is having on the global economy, to meet our cost, quality, performance, and availability standards. We may not be able to provide contract manufacturers with product volumes that are high enough to achieve sufficient cost savings. If shipments fall below forecasted levels we may incur increased costs or be required to take ownership of the inventory. Also, our ability to control the quality of products produced by contract manufacturers may be limited and quality issues may not be resolved in a timely manner, which could adversely impact our financial condition or results of operations.
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
ACQUISITION RISKS
We may not be able to integrate the business of Rofin or other future acquisitions successfully with our own, realize the anticipated benefits of such acquisitions or manage our expanded operations, any of which would adversely affect our results of operations.
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
We have in the past made both large and smaller strategic acquisitions of other corporations and entities, including Ondax in October 2018, OR Laser in March 2018 and Rofin in November 2016, as well as asset purchases, and we continue to evaluate potential strategic acquisitions of complementary companies, products and technologies. In the event of any future acquisitions, we could:
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
FINANCIAL RISKS
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
In November 2016, we entered into a credit agreement (the "Credit Agreement"), which provided for a 670.0 million Euro term loan (the "Euro Term Loan", all of which was drawn, and a $100.0 million revolving credit facility (the "Revolving Credit Facility"), under which a 10 million Euro letter of credit was issued. As of October 3, 2020, 358.2 million Euros were outstanding under the Euro Term Loan. As of October 3, 2020, the Revolving Credit Facility had been used for guarantees of 10.0 million Euros as well as borrowings of $10.0 million. We may incur additional indebtedness in the future by accessing the Revolving Credit Facility and/or entering into new financing arrangements. Our ability to pay interest and repay the principal of our current indebtedness is dependent upon our ability to manage our business operations and the ongoing interest rate environment. There can be no assurance that we will be able to manage any of these risks successfully.
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
INTELLECTUAL PROPERTY AND CYBERSECURITY RISKS
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
We have been and may, in the future, be subject to claims or litigation from third parties, for claims of infringement of their proprietary rights or to determine the scope and validity of our proprietary rights or the proprietary rights of competitors or other rights holders. These claims could result in costly litigation and the diversion of our technical and management personnel. Adverse resolution of litigation may harm our operating results or financial condition.
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
•stop manufacturing, selling or using our products that use the infringed intellectual property;
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
LEGAL, TAX, REGULATORY AND COMPLIANCE RISKS
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
•the resolution of issues arising from tax audits with various tax authorities, and in particular, the outcome of the German tax audits for fiscal 2011-2016 and the appeals of the South Korean fiscal 2014-2017 tax audits through the Competent Authority process between South Korea, Germany and the United States;
•adjustments to estimated taxes upon finalization of various tax returns;
•increases in expenses not deductible for tax purposes, including impairments of goodwill in connection with acquisitions;
•our ability to meet the eligibility requirements for tax holidays of limited time tax-advantage status and any challenges by tax authorities regarding the timing of benefits derived from those holidays;
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
The U.S., Germany, the European Union, the United Kingdom, China, South Korea, Japan and many other foreign governments impose tariffs and duties on the import and export of products, including some of those which we sell. In particular, given our worldwide operations, we pay duties on certain products when they are imported into the United States for repair work as well as on certain of our products which are manufactured by our foreign subsidiaries. These products can be subject to a duty on the product value.
Additionally, the U.S. and various foreign governments have imposed tariffs, controls, export license requirements and restrictions on the import or export of some technologies, especially those related to the power and performance of our products and encryption technology. From time to time, government agencies have proposed additional regulation of encryption technology, such as requiring the escrow and governmental recovery of private encryption keys. Governmental regulation of encryption technology and regulation of imports or exports, or our failure to obtain required import or export licenses or other approvals for our products, could harm our international and domestic sales and adversely affect our net sales.
Exports of certain of our products are subject to export controls imposed by the U.S. government and administered by the U.S. Departments of State and Commerce. In certain instances, these regulations may require pre-shipment authorization from the administering department. For products subject to the EAR, the requirement for a license is dependent on the type and end use of the product, the final destination, the identity of the end user and whether a license exception might apply. Virtually all exports of products subject to ITAR require a license. Certain of our products are subject to EAR and to ITAR. Products and the associated technical data developed and manufactured in our foreign locations are subject to export controls of the applicable foreign nation. Given the current global political climate, obtaining export licenses can be difficult and time-consuming and may result in substantial expenses and diversion of management’s attention. Failure (i) to obtain the required export licenses could reduce our revenue and/or (ii) to adequately address these directives could result in substantial payments, fines, penalties or damages - including the suspension or loss of our export privileges, any of which could have a material adverse effect on our business or financial position, results of operations, or cash flows. For example, German authorities are currently investigating an export compliance matter involving one of our German subsidiaries involving four former employees (whose employment was terminated following our discovery of this matter) and while we do not believe that the final resolution of this matter will be material to our consolidated financial position, results of operations or cash flows, the German government investigation is ongoing and it is possible that substantial payments, fines, penalties or damages could result.
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
We may face particular privacy, data security and data protection risks due to laws and regulations regulating the protection or security of personal and other sensitive data.
We may face particular privacy, data security and data protection risks due to laws and regulations regulating the protection or security of personal and other sensitive data, including in particular several laws and regulations that have recently been enacted or adopted or are likely to be enacted or adopted in the future. For instance, effective May 25, 2018, the European General Data Protection Regulation ("GDPR") imposed additional obligations and risk upon our business and increased substantially the penalties to which we could be subject in the event of any non-compliance. GDPR requires companies to satisfy requirements regarding the handling of personal data (generally, of EU residents), including its use, protection and the rights of affected persons regarding their data. Failure to comply with GDPR requirements could result in fines of up to 20 million Euro or 4% of global annual revenues, whichever is higher. We have taken extensive measures to ensure compliance with GDPR and to minimize the risk of incurring any penalties and we continue to adapt to the developing interpretation and enforcement of GDPR as well as emerging best practice standards. For example, we have introduced an international Data Protection Organization, a European Data Protection Policy, a system for Data Protection Management and Documentation and implemented an international Intra Group Data Transfer Agreement including the EU Standard Contractual Clauses. In addition, several other jurisdictions around the world have recently enacted privacy laws or regulations similar to GDPR. For instance, California enacted the California Consumer Privacy Act ("CCPA"), which became effective January 1, 2020 and which gives consumers many of the same rights as those available under GDPR. Several laws similar to the CCPA have been proposed in the United States at both the federal and state level. Like GDPR, other similar laws and regulations, as well as any associated inquiries or investigations or any other government actions, may be costly to comply with, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to remedies that may harm our business.
Violations of anti-bribery, anti-corruption, and/or international trade laws to which we are subject could negatively affect our business, financial condition and results of operations.
We are subject to laws concerning our business operations and marketing activities in foreign countries where we conduct business. For example, we are subject to the FCPA, U.S. export control and trade sanction laws, and similar anti-corruption and international trade laws in certain foreign countries, such as the U.K. Bribery Act. The FCPA generally prohibits U.S. companies and their officers, directors, employees, and intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business abroad or otherwise obtaining favorable treatment. The FCPA also requires that U.S. public companies maintain books and records that fairly and accurately reflect transactions and maintain an adequate system of internal accounting controls. There can be no assurance that our employees, contractors, sales channel partners and agents will not take actions in violation of our policies and procedures, which are designed to ensure compliance with such laws. Violations of such laws and/or our policies and procedures by our employees, contractors, sales channel partners and agents could result in sanctions including civil and criminal fines, disgorgement of profits and suspension or debarment of our ability to contract with government agencies or receive export licenses and could also result in the termination of our relationships with customers and suppliers as well as financial reporting problem which could negatively affect our business, financial condition and results of operations.
RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK
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
GENERAL RISK FACTORS
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
Not Applicable.

ITEM 2.    PROPERTIES
Our corporate headquarters is located in Santa Clara, California. At fiscal 2020 year-end, our principal manufacturing locations were as follows (all acreage and square footage is approximate) (unless otherwise indicated, each property is utilized jointly by our two segments):

	Description	Use	Term*
Santa Clara, CA	8.5 acres of land, 200,000 square feet	Corporate headquarters, manufacturing, R&D	Owned
Richmond, CA (2)	several buildings totaling 68,635 square feet	Office, manufacturing, R&D	Leased through November 2022
Sunnyvale, CA (1)	two buildings totaling 28,299 square feet	Office, manufacturing, R&D	Leased through December 2023
Bloomfield, CT (1)	88,396 square feet	Office, manufacturing, R&D	Leased through February 2027
East Granby, CT (1)	68,135 square feet	Office, manufacturing, R&D	Leased through January 2027
Plymouth, MI (1)	54,080 square feet	Office, manufacturing, R&D	Leased through May 2022
Mount Olive, NJ (2)	88,000 square feet	Office, manufacturing, R&D	Leased through June 2028
Tampere, Finland (1)	4.9 acres of land, 50,074 square feet	Office, manufacturing, R&D	Owned
Gilching, Germany (1)	4.2 acres of land, 125,012 square feet	Office, manufacturing, R&D	Owned
Göttingen, Germany (2)	14.2 acres of land, several buildings totaling 211,648 square feet	Office, manufacturing, R&D	Owned
Lübeck, Germany (2)	several buildings totaling 89,761 square feet	Office, manufacturing, R&D	Leased through March 2022
Lübeck, Germany (2)	7.4 acres of land	Future office, manufacturing, R&D	Owned (construction of new building in process)
Mainz, Germany (1)	1.2 acres of land, 46,984 square feet	Office, manufacturing, R&D	Owned
Mainz, Germany (1)	several buildings totaling 46,193 square feet	Office, manufacturing, R&D	Leased primarily through September 2022
Glasgow, Scotland (2)	2.0 acres of land, 68,220 square feet	Office, manufacturing, R&D	Owned
Kallang Sector, Singapore	42,722 square feet	Office, manufacturing	Leased through January 2022
An-Seong, South Korea (2)	60,257 square feet	Office, manufacturing	Leased through October 2027
_________________________________________
(1)This facility is utilized primarily by our ILS operating segment.
(2)This facility is utilized primarily by our OLS operating segment.

*     We currently plan to renew leases on buildings as they expire, as necessary.

We maintain other manufacturing, sales and service offices under varying leases expiring from fiscal 2021 through 2032 in Belgium, Canada, China, France, Germany, Israel, Italy, Japan, Malaysia, the Netherlands, South Korea, Spain, Sweden, Switzerland, Taiwan, the United Kingdom, the United States and Vietnam.
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
The United States and many foreign governments impose tariffs and duties on the import and export of certain products we sell and purchase. From time to time our customs compliance, product classifications, duty calculations and payments are reviewed or audited by government agencies. Any adverse result in such a review or audit could negatively affect our results in the period in which they occur, or in future periods.
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
Income Tax Audits
We are subject to taxation and file income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. Our most significant tax jurisdictions are the U.S. and Germany. For U.S. federal and German income tax purposes, all years prior to fiscal 2017 and 2011, respectively, are closed to examination. In our other major foreign jurisdictions and our major state jurisdictions, the years prior to fiscal 2014 and 2016, respectively, are closed. Earlier years in our various jurisdictions may remain open for adjustment to the extent that we have tax attribute carryforwards from those years.
In Germany, various Coherent and legacy Rofin entities are under audit for the years 2011 through 2016. The South Korean tax authorities also performed an audit focused on intercompany transfer pricing arrangements for fiscal years 2014 through 2017. In May 2019, the South Korean tax authorities issued transfer pricing assessments for taxes, royalties and sales commissions, which we are in the process of appealing and contesting through the Competent Authority process between South Korea, Germany and the United States. Accordingly, there is no change to our tax position at the time of filing of this annual report. We are continuing to monitor and evaluate this situation. In October 2020, the South Korean tax authorities advised us that they are performing an internal review of our initial and second High-Tech tax exemptions approved in fiscal 2013 and 2016, respectively. The tax authorities requested information to further substantiate the timing of the benefits of our exemptions and this review is currently ongoing.
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
The number of stockholders of record as of November 25, 2020 was 481. While we paid a cash dividend in fiscal 2013 and may elect to pay dividends in the future, we have no present intention to declare cash dividends. The credit agreement includes certain restrictions on our ability to pay cash dividends.
There were no sales of unregistered securities in fiscal 2020.
On February 5, 2020, we announced that our board of directors authorized a stock repurchase program authorizing the Company to repurchase up to $100.0 million of our common stock through January 31, 2021. There were no stock repurchases during the fourth quarter of fiscal 2020. As of October 3, 2020, $100.0 million remained available for repurchase under this program.
Refer to Note 14 "Stock Repurchases" of our Notes to Consolidated Financial Statements under Item 8 of this annual report for discussion on repurchases during fiscal 2020, 2019 and 2018.
COMPANY STOCK PRICE PERFORMANCE
The following graph shows a five-year comparison of cumulative total stockholder return, calculated on a dividend reinvestment basis and based on a $100 investment, from October 3, 2015 through October 3, 2020 comparing the return on our common stock with the Russell 1000 Index and the Nasdaq Composite Index. The stock price performance shown on the following graph is not necessarily indicative of future price performance.
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN AMONG COHERENT, INC.,
THE RUSSELL 1000 INDEX AND THE NASDAQ COMPOSITE INDEX.

		INDEXED RETURNS
	Base Period	Years Ending
Company Name / Index	10/3/2015	10/1/2016	9/30/2017	9/29/2018	9/28/2019	10/3/2020
Coherent, Inc.	100	202.16	430.08	314.90	277.14	201.17
Russell 1000 Index	100	113.04	134.00	157.81	163.06	189.77
Nasdaq Composite Index	100	114.24	141.30	176.86	176.46	248.56
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
We derived the consolidated statement of operations data for fiscal 2020, 2019, and 2018 and the consolidated balance sheet data as of fiscal 2020 and 2019 year-end from our audited consolidated financial statements, and accompanying notes, contained in this annual report. The consolidated statements of operations data for fiscal 2017 and 2016 and the consolidated balance sheet data as of fiscal 2018, 2017, and 2016 year-end are derived from our audited consolidated financial statements which are not included in this annual report.

Consolidated financial data	Fiscal 2020 (1)	Fiscal 2019 (2)	Fiscal 2018 (3)	Fiscal 2017 (4)	Fiscal 2016 (5)
	(in thousands, except per share data)
Net sales	$1,228,999	$1,430,640	$1,902,573	$1,723,311	$857,385
Gross profit	$410,874	$486,465	$830,691	$750,269	$381,392
Net income (loss) from continuing operations	$(414,139)	$53,825	$247,360	$208,644	$87,502
Net income (loss) per share from continuing operations:
Basic	$(17.18)	$2.23	$10.07	$8.52	$3.62
Diluted	$(17.18)	$2.22	$9.95	$8.42	$3.58
Shares used in computation:
Basic	24,105	24,118	24,572	24,487	24,142
Diluted	24,105	24,279	24,851	24,777	24,415
Total assets *	$1,827,496	$2,083,169	$2,259,969	$2,337,800	$1,161,148
Long-term obligations	$411,140	$392,238	$420,711	$589,001	$—
Other long-term liabilities *	$221,074	$165,881	$151,956	$166,390	$48,826
Stockholders' equity	$927,224	$1,284,736	$1,314,464	$1,163,264	$910,828

*In February 2016, the FASB issued accounting guidance (ASC 842) that modifies lease accounting for lessees to increase transparency and comparability by recording lease assets and liabilities for operating leases and disclosing key information about leasing arrangements. We adopted ASC 842 in the first quarter of fiscal 2020 utilizing the optional transition method by applying the new standard to leases existing at the date of initial application and not restating comparative periods. The adoption of the standard resulted in the recognition of operating lease assets of $90.4 million, with corresponding operating lease liabilities of $93.5 million on our consolidated balance sheet, primarily related to real estate leases.
_______________________________________________________________________________
(1)Includes $423.2 million of after-tax charges for goodwill and other impairment (goodwill and other long-lived assets), $2.1 million of after-tax restructuring charges (net of the gain on the sale-leaseback of our Hamburg facility), $0.7 million after-tax of accelerated compensation for our former CEO, $0.6 million non-recurring income tax net expense and $0.9 million of excess tax benefits for employee stock-based compensation.
(2)Includes $16.0 million of after-tax restructuring charges, $0.4 million of after-tax amortization of purchase accounting step-up, $1.1 million of benefit from amounts received on a resolved asset recovery matter, $1.7 million non-recurring income tax net expense and $2.5 million of excess tax benefits for employee stock-based compensation.

(3)Includes $2.9 million of after-tax restructuring charges, $0.8 million impairment and other charges, $0.7 million of after-tax acquisition costs, $0.6 million of after-tax amortization of purchase accounting step-up, $26.7 million of tax charges due to the U.S. Tax Cuts and Jobs Act transition tax and deferred tax remeasurement, $3.3 million tax charge due to an increase in valuation allowances against deferred tax assets and $12.8 million of tax benefit from the adoption of new rules for accounting for excess tax benefits and tax deficiencies for employee stock-based compensation.
(4)Includes $19.0 million of after-tax amortization of purchase accounting step-up, $17.4 million of after tax costs related to the acquisition of Rofin, $8.4 million of after-tax restructuring charges, an after-tax charge of $1.9 million for the impairment of net assets of several entities held for sale, $1.8 million after-tax interest expense on the commitment of the Euro Term Loan to finance the acquisition of Rofin, a $7.1 million after-tax gain on our hedge of our foreign exchange risk related to the commitment of the Euro Term Loan and the issuance of debt to finance the acquisition of Rofin, a $3.4 million after-tax gain on our sale of previously owned Rofin shares and a benefit of $1.4 million from the closure of R&D tax audits.
(5)Includes $6.4 million of after tax costs related to the acquisition of Rofin, a $1.4 million after-tax loss on our hedge of our foreign exchange risk related to the commitment of the Euro Term Loan to finance the acquisition of Rofin, $0.8 million after-tax interest expense on the commitment of the Euro Term Loan to finance the acquisition of Rofin and a benefit of $1.2 million from the renewal of the R&D tax credit for fiscal 2015.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes included under Item 8 of this annual report. This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including but not limited to those discussed in Item 1A,"Risk Factors" and elsewhere in this annual report. Please see the discussion of forward-looking statements at the beginning of this annual report under "Special Note Regarding Forward-Looking Statements."
We have applied the FAST Act Modernization and Simplification of Regulation S-K, which limits the discussion to the two most recent fiscal years. This discussion and analysis deals with comparisons of material changes in the consolidated financial statements for fiscal 2020 and fiscal 2019. For the comparison of fiscal 2019 and fiscal 2018, see the Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our 2019 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on November 26, 2019.
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

	Fiscal
	2020	2019

Net Sales—OEM Laser Sources	$758,929	$886,676
Net Sales—Industrial Lasers & Systems	$470,070	$543,964
Gross Profit as a Percentage of Net Sales—OEM Laser Sources	46.0%	47.3%
Gross Profit as a Percentage of Net Sales—Industrial Lasers & Systems	14.5%	13.3%
Research and Development Expenses as a Percentage of Net Sales	9.4%	8.2%
Income (Loss) Before Income Taxes	$(442,723)	$60,048
Net Cash Provided by Operating Activities	$206,907	$181,401
Free Cash Flow	$141,988	$98,118
Days Sales Outstanding in Receivables	65	67
Annualized Fourth Quarter Inventory Turns	1.9	2.1
Net Income (Loss) from Continuing Operations as a Percentage of Net Sales	(33.7)%	3.8%
Adjusted EBITDA as a Percentage of Net Sales	12.3%	18.1%
Definitions and analysis of these performance indicators are as follows:
Net Sales
Net sales include sales of lasers, laser systems, related accessories and services. Net sales for fiscal 2020 decreased 14.4% in our OLS segment and decreased 13.6% in our ILS segment from fiscal 2019. For a description of the reasons for changes in net sales refer to the "Results of Operations" section below.
Gross Profit as a Percentage of Net Sales
Gross profit as a percentage of net sales ("gross profit percentage") is calculated as gross profit for the period divided by net sales for the period. Gross profit percentage for OLS decreased to 46.0% in fiscal 2020 from 47.3% in fiscal 2019. Gross profit percentage for ILS increased to 14.5% in fiscal 2020 from 13.3% in fiscal 2019. For a description of the reasons for changes in gross profit refer to the "Results of Operations" section below.
Research and Development as a Percentage of Net Sales
Research and development as a percentage of net sales ("R&D percentage") is calculated as research and development expense for the period divided by net sales for the period. Management considers R&D percentage to be an important indicator in managing our business as investing in new technologies is a key to future growth. R&D percentage increased to 9.4% in fiscal 2020 from 8.2% in fiscal 2019. For a description of the reasons for changes in R&D spending refer to the "Results of Operations" section below.
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
Free Cash Flow
Free cash flow represents net cash provided by operating activities reduced by purchases of property and equipment, both as reflected on our Consolidated Statements of Cash Flows. We believe that free cash flow is an important performance indicator because it is a measure of cash generation after accounting for cash outflows to support operations and our investment in capital assets. Cash generation over the long term is essential to maintaining a healthy business and providing funds to help fuel growth. For a description of the reasons for changes in free cash flow refer to the "Liquidity and Capital Resources" section below, where we discuss the reasons for changes in net cash provided by operating and investing activities.

Days Sales Outstanding in Receivables
We calculate days sales outstanding ("DSO") in receivables as net receivables at the end of the period divided by net sales during the period and then multiplied by the number of days in the period, using a 360 day year. DSO in receivables indicates how well we are managing our collection of receivables, with lower DSO in receivables resulting in higher working capital availability. The more money we have tied up in receivables, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business. Our DSO in receivables for fiscal 2020 decreased to 65 days as compared to 67 days in fiscal 2019. The decrease was primarily due to improved collections of receivables for ELA tools used in the Asian flat panel display market, improved linearity with a lower concentration of sales in the last month of the quarter. These ELA tools are our highest priced products, so any changes in collection timing will have a more significant impact on overall DSO.
Annualized Fourth Quarter Inventory Turns
We calculate annualized fourth quarter inventory turns as cost of sales during the fourth quarter annualized and divided by net inventories at the end of the fourth quarter. This indicates how well we are managing our inventory levels, with higher inventory turns resulting in more working capital availability and a higher return on our investments in inventory. Our annualized fourth quarter inventory turns for fiscal 2020 decreased to 1.9 turns from 2.1 turns in fiscal 2019 due to slower consumption of inventory resulting from a shift in demand partially related to the COVID-19 pandemic and lower intangibles amortization in cost of goods sold as a result of the impairment charges recorded in the second quarter of fiscal 2020. Although our annualized inventory turns are lower than our historical turns primarily due to shifts in demand, we continue to carefully manage our inventory levels in anticipation of expected increased demand from our customers over the next 12 to 18 months.
Adjusted EBITDA as a Percentage of Net Sales
We define adjusted EBITDA as operating income adjusted for depreciation, amortization, stock compensation expense, restructuring costs, and certain other non-operating income and expense items, such as costs related to our acquisitions. Key initiatives to reach our goals for EBITDA improvements include utilization of our Asian manufacturing locations, optimizing our supply chain and continued leveraging of our infrastructure.
We utilize a number of different financial measures, both GAAP and non-GAAP, such as free cash flow and adjusted EBITDA as a percentage of net sales, in analyzing and assessing our overall business performance, for making operating decisions and for forecasting and planning future periods. We consider the use of non-GAAP financial measures helpful in assessing our current financial performance and ongoing operations. While we use non-GAAP financial measures as a tool to enhance our understanding of certain aspects of our financial performance, we do not consider these measures to be a substitute for, or superior to, the information provided by GAAP financial measures. We provide free cash flow and adjusted EBITDA as a percentage of sales in order to enhance investors' understanding of our ongoing operations. These measures are used by some investors when assessing our performance.
Below is the reconciliation of our net cash provided by operating activities to our free cash flow:

	Fiscal
	2020	2019
Net cash provided by operating activities	$206,907	$181,401
Less: Purchases of property and equipment	64,919	83,283
Free cash flow	$141,988	$98,118

Below is the reconciliation of our net income (loss) from continuing operations a percentage of net sales to our adjusted EBITDA as a percentage of net sales:

	Fiscal
	2020	2019
Net income (loss) from continuing operations as a percentage of net sales	(33.7)%	3.8%
Income tax expense (benefit)	(2.3)%	0.4%
Interest and other income (expense), net	1.5%	1.7%
Depreciation and amortization	6.3%	8.1%
Restructuring charges and other	0.3%	1.6%
Goodwill and other impairment charges (recoveries)	36.6%	(0.1)%
Stock-based compensation	3.6%	2.6%
Adjusted EBITDA as a percentage of net sales	12.3%	18.1%

SIGNIFICANT EVENTS
Coronavirus pandemic (COVID-19)
In December 2019, COVID-19 was reported, and in January 2020, the World Health Organization ("WHO") declared it a Public Health Emergency of International Concern. On February 28, 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and on March 11, 2020, the WHO characterized COVID-19 as a pandemic. In an effort to contain COVID-19 or slow its spread, governments around the world have enacted various measures, including orders to close all businesses not deemed "essential," isolate residents in their homes or places of residence, and practice social distancing at and away from work. These actions and the global health crisis caused by COVID-19 will continue to negatively impact global business activity, which will continue to negatively affect our revenue and results of operations. Each of the regions where we generate a majority of our revenue including Asia, Europe and North America have been and will continue to be impacted by COVID-19. The timing and extent of impact related to COVID-19 varies by country and region.
In determining the impact of the COVID-19 pandemic in relation to our net sales, we compare our actual results to our most recently published forecast and the net sales guidance range communicated in our quarterly earnings call. This forecast has been adjusted for known impacts to our bookings and net sales from COVID-19 and other factors. Using this criteria, we estimate that our sales for the following fiscal quarters were further negatively impacted by the COVID-19 pandemic: (i) for the fiscal quarter ended April 4, 2020 — $31.0 million, (ii) for the fiscal quarter ended July 4, 2020 — $9.0 million, and (iii) for the fiscal quarter ended October 3, 2020 — an immaterial amount. The effect of COVID-19 as forecasted and as further experienced was most significant in Asia during the quarter ended April 4, 2020 and began impacting Europe and North America only later in the quarter ended April 4, 2020 as the virus spread globally. In the quarter ended July 4, 2020, the global economic effect of the COVID-19 pandemic was less significant, though continued to be high in certain regions. While we believe that COVID-19 was a partial cause of the decline in revenue in the second quarter of fiscal 2020, we also had lower shipments related to ELA tools in the flat panel display market and lower shipments in materials processing applications in the second quarter of fiscal 2020 that were mostly unrelated to COVID-19.
During fiscal 2020, the global demand environment was uncertain at times given the effects of COVID-19 on many businesses, including manufacturing facilities and customer confidence around the world. While we saw a partial recovery in order volumes in China in the latter half of March and the third quarter of fiscal 2020, this coincided with declining bookings in other regions, particularly in North America, and to a lesser extent in Europe and other countries in Asia. In the fourth quarter of fiscal 2020, we saw global demand recover in all regions and begin to return to a more normalized demand trend. However, we cannot predict future resurgences of COVID-19 and the impact that it may have on future demand for our products and services, particularly given the recently announced shutdown measures taken in certain countries in Europe.
Currently, our major production facilities in Europe, Southeast Asia and the United States remain open. At all of our locations, we have transitioned from business continuity plans to return-to-operations plans while continuing to maintain high standards of employee safety and sanitization protocols. Our Return to Operations Plans have a phased approach with the primary focus on employee safety, with a continuing requirement for "working from home" for other members of our work force wherever possible. We have vertically integrated manufacturing, and many of the components produced at certain of our facilities supply other company facilities, are single sourced internally and are not available from third-party suppliers (for example our semiconductor diodes are manufactured in Santa Clara, California). While we do maintain a safety stock of critical components at our various locations, the scope, timing and duration of various government restrictions to address the COVID-19 pandemic could impact our internal supply chain. We have implemented certain policy changes to help support our employees impacted by COVID-19. These measures have and will continue to increase the cost of our operations but the magnitude and length of time of this impact is difficult to quantify at this time and may continue to be difficult to estimate in the future. If our sales are reduced for an extended period or if our production output falls because of government restrictions, we may be required to reduce payroll-related costs and other expenses in the future through layoffs or furloughs, even though we have not done so to date.
We have not experienced significant supply disruption from third-party component suppliers. However, we continue to face some supply chain constraints primarily related to logistics, including available air cargo space and higher freight rates. Available cargo space on flights between the U.S. and Europe, and Europe and Asia has been and remains limited as a result of the impact from COVID-19 and government and business responses to it, and this has increased shipping time and costs. In addition, shipments between countries have been more severely impacted by COVID-19 and we are experiencing delays due to additional checks at border crossings, including within Europe and Asia. There has also been sporadic restrictions on individual travel between certain states in the United States of America as well. Government actions related to COVID-19 come on the heels of increasing trade tensions between the United States and China, which may continue. We believe we have the ability to meet the near-term demand for our products, but the situation is fluid and subject to change.
We continue to monitor the rapidly evolving conditions and circumstances as well as guidance from international and domestic authorities, including public health authorities, and we may need to take additional actions based on their recommendations. There is considerable uncertainty regarding the impact on our business stemming from current measures and potential future measures that could restrict access to our facilities, limit our manufacturing and support operations and place restrictions on our workforce, customers and suppliers. The measures implemented by various authorities related to the COVID-19 outbreak have caused us to change our business practices including those related to where employees work, the distance between employees in our facilities, limitations on in-person meetings between employees and with customers, suppliers, service providers, and stakeholders as well as restrictions on some shipping activities, business travel to domestic and international locations or to attend trade shows, investor conferences and other events. In March of 2020, we formed a COVID Steering Committee to, among other things, propose, discuss, and implement best practices in response to COVID-19. The COVID Steering Committee meets weekly and more often if required. All of our executive officers are members of the COVID Steering Committee as are many key senior-level employees.
The COVID-19 pandemic has significantly increased worldwide and regional economic uncertainty and decreased demand for our products in many markets we serve, which could continue for an unknown period of time. In these circumstances, there may be developments outside of our control, including the length and extent of the COVID-19 outbreak, government-imposed measures and our ability to ship as well as install products and/or service installed products that may require us to adjust our operating plans. As such, given the dynamic nature of this situation, we cannot estimate with certainty the future impacts of COVID-19 on our financial condition, results of operations or cash flows. However, we do expect that it could have an adverse impact on our revenue as well as our overall profitability and may lead to an increase in inventory provisions, allowances for credit losses, and a volatile effective tax rate driven by changes in the mix of earnings across our markets.
See the additional Risk Factor included in Part I-Item 1A of this annual report regarding the impact of COVID-19.
Goodwill and other impairment charges
Based on our internal projections and the preparation of our financial statements for the quarter ended April 4, 2020, and considering the forecasted decrease in demand due to the COVID-19 pandemic and other factors, we believed that the fair value of our ILS reporting unit might no longer have exceeded its carrying value and performed an interim goodwill impairment test on the ILS and OLS reporting units. Based on the estimated fair value of the ILS reporting unit, in the quarter ended April 4, 2020, we recorded non-cash pre-tax goodwill impairment charges of $327.2 million. In addition, we performed impairment tests on the long-lived assets allocated to the asset group of the ILS reporting unit, including intangible assets, property, plant and equipment and right of use ("ROU") assets as of April 4, 2020 and recorded non-cash pre-tax charges, in the quarter ended April 4, 2020, related to the impairment intangible assets, property, plant and equipment and ROU assets of the ILS reporting unit of $33.9 million, $85.6 million and $1.8 million, respectively. See Note 8, "Goodwill and Intangible Assets" and Note 11, "Leases" in the Notes to Consolidated Financial Statements under Item 8 of this annual report.
Restructuring
In June 2019, we internally announced our plans to exit a portion of our High Power Fiber Laser ("HPFL") business and consolidate all HPFL manufacturing and engineering functions in our Tampere, Finland facility by transferring certain HPFL activities from our Hamburg, Germany facility. In conjunction with this announcement, we recorded restructuring charges in fiscal 2019 of $19.7 million. The charges primarily related to write-offs of excess inventory, which is recorded in cost of sales, and estimated severance. We recorded charges of $1.1 million in fiscal 2020, primarily related to accelerated depreciation and project management consulting.
We also vacated our leased facility in Santa Clara at the end of the lease term on July 31, 2020 and combined operations into our owned Santa Clara headquarters. We did not incur material expenses in fiscal 2019 related to this project. In fiscal 2020, we incurred costs of $1.5 million, primarily related to accelerated depreciation.
In the fourth quarter of fiscal 2020, we began a restructuring program in our ILS segment which includes management reorganizations, the planned closure of certain manufacturing sites, and the right-sizing of global sales, service, order admin, marketing communication and certain administrative functions, among others. In fiscal 2020, we incurred costs of $2.6 million, primarily related to severance.
See Note 19, "Restructuring Charges" in the Notes to Consolidated Financial Statements under Item 8 of this annual report for further discussion of the restructuring charges.
Acquisitions
On October 5, 2018, we acquired privately held Ondax, Inc. ("Ondax") for approximately $12.0 million, excluding transaction costs. Ondax developed and produced photonic components which are used on an OEM basis by the laser industry as well as incorporated into its own stabilized lasers and Raman Spectroscopy systems. See Note 4, "Business Combinations" in the Notes to Consolidated Financial Statements under Item 8 of this annual report for further discussion of the acquisition.
On October 5, 2018, we acquired certain assets of Quantum Coating, Inc. ("Quantum") for approximately $7.0 million, excluding transaction costs. See Note 4, "Business Combinations" in the Notes to Consolidated Financial Statements under Item 8 of this annual report for further discussion of the acquisition.
Stock Repurchases
On February 5, 2020, our board of directors authorized a stock repurchase program authorizing the Company to repurchase up to $100.0 million of our common stock through January 31, 2021.We made no repurchases under the program during fiscal 2020.
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

RESULTS OF OPERATIONS—FISCAL 2020 AND 2019
Fiscal 2020 consisted of 53 weeks and fiscal 2019 consisted of 52 weeks.
Consolidated Summary
The following table sets forth, for the years indicated, the percentage of total net sales represented by the line items reflected in our consolidated statements of operations:

	Fiscal
	2020	2019
	(As a percentage of net sales)
Net sales	100.0%	100.0%
Cost of sales	66.6%	66.0%
Gross profit	33.4%	34.0%
Operating expenses:
Research and development	9.4%	8.2%
Selling, general and administrative	22.0%	19.0%
Goodwill and other impairment charges	36.7%	—%
Amortization of intangible assets	0.3%	1.0%
Total operating expenses	68.4%	28.2%
Income (loss) from operations	(35.0)%	5.8%
Other income (expense), net	(1.0)%	(1.6)%
Income (loss) before income taxes	(36.0)%	4.2%
Provision for (benefit from) income taxes	(2.3)%	0.4%
Net income (loss)	(33.7)%	3.8%

Net loss for fiscal 2020 was $414.1 million ($17.18 per diluted share). This included after tax charges of $423.2 million for goodwill and other impairment, $39.1 million of after-tax stock-based compensation expense, $21.9 million of after-tax amortization of intangible assets, $2.1 million of after-tax restructuring costs (net of the gain on the sale-leaseback of our Hamburg facility), $0.7 million after-tax of accelerated compensation for our former CEO, $0.6 million non-recurring income tax net expense and $0.9 million of excess tax benefits for employee stock-based compensation.
Net income for fiscal 2019 was $53.8 million ($2.22 per diluted share). This included $44.0 million of after-tax amortization of intangible assets, $31.5 million of after-tax stock-based compensation expense, $16.0 million of after-tax restructuring costs, $0.4 million of after-tax amortization of purchase accounting step up, $1.7 million non-recurring income tax net expense, $2.5 million of excess tax benefits for employee stock-based compensation and $1.1 million of benefit from amounts received on a resolved asset recovery matter.
Backlog
Backlog represents orders which we expect to be shipped within 12 months and the current portion of service contracts. Orders used to compute backlog are generally cancellable and, depending on the notice period, are subject to rescheduling by our customers without substantial penalties. We have not historically experienced a significant rate of cancellation or rescheduling, however the rate of cancellations or rescheduling may increase in the future. In the first quarter of fiscal 2019, one customer cancelled three purchase orders which included $38.2 million of orders shippable within 12 months of fiscal 2018 year-end and which was included in backlog as of fiscal 2018 year-end. We reached agreement with this customer for a cancellation fee of $7.0 million, which was recorded in net sales in the first quarter of fiscal 2019.
We had a backlog of orders shippable within 12 months of $548.0 million at October 3, 2020, including a concentration in the flat panel display market (26%) for customers which are primarily located in Asia.

Net Sales
Market Application
The following table sets forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by market application (dollars in thousands):

	Fiscal 2020		Fiscal 2019
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Microelectronics	$538,535	43.8%	$632,176	44.2%
Materials processing	335,750	27.3%	404,878	28.3%
OEM components and instrumentation	248,547	20.2%	266,788	18.6%
Scientific and government programs	106,167	8.7%	126,798	8.9%
Total	$1,228,999	100.0%	$1,430,640	100.0%

During fiscal 2020, net sales decreased by $201.6 million, or 14%, compared to fiscal 2019, with decreases in all four markets. The decrease included lower net sales of approximately $40.0 million due to the impact from COVID-19 shelter-in place orders as well as delays in restarting non-essential manufacturing activity at many of our customers, which impacted all of our markets. In fiscal 2020, we continued to experience weaker demand in the microelectronics and materials processing markets. We finished fiscal 2020 with a positive book-to-bill ratio and increased backlog levels compared to fiscal 2019. Entering fiscal 2021, we are well-positioned with our laser-based technology to benefit from technology proliferation in rapid growth areas such as 5G, flexible OLED and MicroLED. In addition, we believe the market for laser-based medical instrumentation, devices and procedures will continue to grow with the aging population around the globe. We also anticipate that technology advances will result in increased defense spending.
During fiscal 2020, microelectronics sales decreased $93.6 million, or 15%, compared to fiscal 2019 primarily due to weaker demand resulting in lower shipments related to ELA tools used in the flat panel display market as well as lower revenues from consumable service parts and a decrease due to a non-recurring fee of $7.0 million that was recognized in fiscal 2019 related to the cancellation of orders from a customer for our ELA tools. In microelectronics, we expect future increases in ELA tool shipments as Asian manufacturers improve yields and ramp manufacturing as indicated by the fact that we have already received new orders for these products in our first quarter of fiscal 2021. In addition, it is expected that the handset market will transition to 5G technology. This technology requires more power from the battery which we expect will result in the handset manufacturers having to decide between shorter talk times or placement of larger batteries in existing form factors. Since OLED displays are much thinner than liquid crystal displays (LCD), we believe 5G will increase demand for OLED displays to accommodate larger batteries. In addition, we are seeing demand for laser solutions for MicroLED production. We believe that these technological demands will allow us to continue to maintain a leadership position in flat panel display applications. We are also seeing higher demand for semiconductor applications driven by continuous strength in cloud computing and data centers as well as in advanced packaging applications driven by 5G demand for smaller geometry, better power management and next generation printed circuit boards.
Materials processing sales decreased $69.1 million, or 17%, during fiscal 2020 primarily due to decreased sales in marking, cutting and welding applications, primarily in China and Europe, and to a lesser extent in the United States. An index which often correlates to materials processing sales is the Purchasing Managers Index (PMI). PMI is a measure of the prevailing economic trends in manufacturing. While manufacturing PMI has been in a contraction state (<50 on the index) in South Korea, Taiwan, the EUROZONE and the U.S. for a year or so, the September 2020 PMI indicated an expansion in most major economies. Additionally, other markets for sales of these applications have also been depressed (e.g. automobiles). We see some strength in non-metal applications such as packaging, medical device manufacturing (with the return of elective surgeries) and specialty semiconductor marking. Even before COVID-19, demand in the materials processing market was softening in some of the machine tools industries and the materials processing market continues to be negatively impacted by COVID-19. We are also seeing increased price and margin pressure from Chinese competitors in this market. The timing for our recovery in this market is uncertain.
The decrease in the OEM components and instrumentation market of $18.2 million, or 7%, during fiscal 2020 was primarily due to lower shipments for medical applications. We expect strength in the healthcare market over the next several years. We supply lasers and optical systems for biomedical instrumentation applications and our lasers have been used in diagnostic instruments in applications including gene sequencing, biomarker identification and vaccine development. Applications dependent on discretionary spending by consumers, including tools and components used in discretionary medical procedures, as well as certain research applications continue to be negatively impacted by COVID-19 but to a lesser extent than in mid-fiscal 2020. We are seeing indications that the market is starting to recover. We anticipate the defense market, especially amplifiers for directed energy, countermeasures as well as specialty optics for aerospace, to be a multi-year growth opportunity for us.
The decrease in scientific and government programs market sales of $20.6 million, or 16%, during fiscal 2020 was primarily due to lower demand for advanced research applications used by university and government research groups, primarily in the United States and Asia, due to the closures of universities and research institutions due to COVID-19 shelter-in-place orders during mid-fiscal 2020. We saw improved demand in the fourth quarter of fiscal 2020 as universities and research institutions began to reopen. We expect demand in the scientific and government programs market to continue to fluctuate from quarter to quarter.
The timing for shipments of our higher average selling price ELA tools in the flat panel display market has historically fluctuated and is expected to continue to fluctuate from quarter-to-quarter due to customer scheduling, market conditions, our ability to manufacture these products and/or availability of critical component parts and supplies. As a result, the timing to convert orders for these products to net sales will likely fluctuate from quarter-to-quarter.
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
In fiscal 2020 and 2019, one customer accounted for 17% of net sales.
Segments
We are organized into two reportable operating segments: OLS and ILS. While both segments deliver cost-effective, highly reliable photonics solutions, OLS is focused on high performance laser sources and complex optical sub-systems, typically used in microelectronics manufacturing, medical diagnostics and therapeutic applications, as well as in scientific research. ILS delivers high performance laser sources, sub-systems and tools primarily used for industrial laser materials processing, serving important end markets like automotive, machine tools, consumer goods and medical device manufacturing.
The following table sets forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by segment (dollars in thousands):

	Fiscal 2020		Fiscal 2019
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
OEM Laser Sources (OLS)	$758,929	61.8%	$886,676	62.0%
Industrial Lasers & Systems (ILS)	470,070	38.2%	543,964	38.0%
Total	$1,228,999	100.0%	$1,430,640	100.0%
Net sales for fiscal 2020 decreased $201.6 million, or 14%, compared to fiscal 2019, with decreases of $127.7 million, or 14%, in our OLS segment and decreases of $73.9 million, or 14%, in our ILS segment. The fiscal 2020 decreases in both OLS and ILS segment sales included decreases due to the unfavorable impact of foreign exchange rates.
The decrease in our OLS segment sales in fiscal 2020 was primarily due to weaker demand for ELA tools resulting in lower shipments of ELA tools used in the flat panel display market and lower revenues from consumable service parts. The decrease included lower sales of approximately $26.0 million due to COVID-19. In addition, the decrease was due to a non-recurring fee of $7.0 million that was recognized in the first quarter of fiscal 2019 related to the cancellation of orders from one customer for our ELA tools. In addition, OLS sales decreased due to lower demand for advanced research applications used by university and government research groups, primarily in the United States and Asia.
The decrease in our ILS segment sales from fiscal 2019 to fiscal 2020 was primarily due to lower sales for materials processing and lower sales for medical applications within the OEM components and instrumentation market. The decrease included lower sales of approximately $14.0 million due to COVID-19.

Gross Profit
Consolidated
Our gross profit percentage decreased by 0.6% to 33.4% in fiscal 2020 from 34.0% in fiscal 2019. The decrease included a 1.2% favorable impact of lower restructuring costs, primarily related to the write-off of inventories and severance costs in the third quarter of fiscal 2019 due to our exit from a portion of our HPFL business and 1.2% lower amortization of intangibles primarily due to the impairment of ILS intangibles in the second quarter of fiscal 2020. Excluding the 2.4% favorable impact of lower restructuring costs and intangibles amortization, gross profit percentage decreased 3.0% primarily due to unfavorable product margins (2.0%), higher other costs (1.4%) and higher stock-based compensation expense (0.1%) as a percentage of sales partially offset by lower warranty and installation costs (0.5%) as a percentage of sales. The unfavorable product margins were in both segments and were primarily due to unfavorable absorption of manufacturing costs on lower volumes including the impact of idle facilities due to COVID-19 as well as unfavorable product margins in OLS as a result of lower shipments of higher margin flat panel display systems. In addition, the unfavorable impact (0.3%) of a $7.0 million non-recurring fee recognized in the first quarter of fiscal 2019 related to the cancellation of orders from one customer for our ELA tools contributed to the decrease. Other costs were higher primarily due to higher inventory provisions for excess and obsolete inventory in certain ILS business units due to lower forecasted demand and changing business conditions, net of lower inventory provisions for excess and obsolete inventory in certain OLS business units. The lower warranty and installation costs were primarily in our ILS segment and included lower warranty events with the largest impact from fiber lasers, primarily sold into China, partially offset by the impact of lower sales volumes.
Our gross profit percentage has been and will continue to be affected by a variety of factors including the impact of COVID-19, shipment volumes, product mix, pricing on volume orders, our ability to manufacture advanced and more complex products, manufacturing efficiencies, excess and obsolete inventory write-downs, warranty costs, amortization of intangibles, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems, commodity prices and foreign currency fluctuations against the U.S. Dollar, particularly the recent volatility of the Euro and to a lesser extent, the Japanese Yen and South Korean Won. Our gross profit in future quarters will continue to be favorably impacted by lower amortization and depreciation as a result of the impairments of long-lived assets in our ILS segment in the second quarter of fiscal 2020. We have embarked on a number of internal strategic initiatives and are expecting that the impact of those will include an improvement of our gross margins by the end of calendar 2021
OEM Laser Sources
Our OLS gross profit percentage decreased by 1.3% to 46.0% in fiscal 2020 from 47.3% in fiscal 2019 primarily due to unfavorable product margins (1.6%) as a result of the impact of both lower shipments of higher margin flat panel display systems and lower revenues from consumable service parts and the unfavorable impact of a $7.0 million non-recurring fee recognized in the first quarter of fiscal 2019 related to the cancellation of orders from one customer for our ELA tools partially offset by unfavorable absorption of manufacturing costs on lower volumes. The unfavorable product margins were partially offset by lower other costs (0.2%) due to lower inventory provisions for excess and obsolete inventory in certain business units as well as lower intangibles amortization (0.1%) as a percentage of sales.
Industrial Lasers & Systems
Our ILS gross profit percentage increased by 1.2% to 14.5% in fiscal 2020 from 13.3% in fiscal 2019. The increase included a 3.1% favorable impact of lower restructuring costs, primarily related to the write-off of inventories and severance costs in the third quarter of fiscal 2019 due to our exit from a portion of our HPFL business and 3.0% lower amortization of intangibles due to the impairment of ILS intangibles in the second quarter of fiscal 2020. Excluding the 6.1% favorable impact of lower restructuring costs and intangibles amortization, gross profit percentage decreased 4.9% primarily due to higher other costs (3.9%) due to higher inventory provisions for excess and obsolete inventory in several business units as a percentage of sales and unfavorable product costs (2.5%) including unfavorable absorption of manufacturing costs on lower volumes over multiple products. The decreases were partially offset by 1.5% lower warranty and installation costs as a percentage of sales due to fewer warranty events, particularly for our HPFL products sold in China, partially offset by higher warranty events for fiber components and diode components products.

Operating Expenses
The following table sets forth, for the periods indicated, the amount of operating expenses and their relative percentages of total net sales by the line items reflected in our consolidated statement of operations (dollars in thousands):

	Fiscal 2020		Fiscal 2019
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$115,578	9.4%	$117,353	8.2%
Selling, general and administrative	270,464	22.0%	272,257	19.0%
Impairment and other charges	451,025	36.7%	—	—%
Amortization of intangible assets	3,987	0.3%	13,760	1.0%
Total operating expenses	$841,054	68.4%	$403,370	28.2%
Research and development
Fiscal 2020 research and development ("R&D") expenses decreased $1.8 million, or 2%, from fiscal 2019, but increased to 9.4% of sales, compared to 8.2% in fiscal 2019. The decrease in R&D expenses was primarily due to $3.7 million lower headcount spending and $0.2 million lower spending on materials, including lower customer reimbursements and the favorable impact of foreign exchange rates (primarily the weaker Euro). Headcount spending decreased $3.7 million due to lower restructuring costs for severance, lower spending due to the impact of headcount reductions and the favorable impact of foreign exchange rates partially offset by the impact of an extra week in the second quarter of fiscal 2020. Partially offsetting the decrease, R&D expenses increased $1.5 million due to higher stock-based compensation expense due to increased grants to employees and $0.6 million as a result of higher charges for increases in deferred compensation plan liabilities.
On a segment basis as compared to fiscal 2019, OLS R&D spending increased $2.4 million in fiscal 2020 primarily due to higher net spending on headcount and materials partially offset by the favorable impact of foreign exchange rates. ILS R&D spending decreased $4.5 million primarily due to lower headcount spending, lower net spending on materials and the favorable impact of foreign exchange rates. Corporate and other R&D spending increased $0.3 million primarily due to higher stock-based compensation expense and higher charges for increases in deferred compensation plan liabilities partially offset by lower headcount spending, including severance, in our former Advanced Research business unit.
Selling, general and administrative
Fiscal 2020 selling, general and administrative ("SG&A") expenses decreased $1.8 million, or 1%, from fiscal 2019. The decrease was primarily due to $14.5 million lower variable spending partially offset by $6.4 million higher stock-based compensation expense, $3.2 million higher charges for increases in deferred compensation plan liabilities and $3.1 million higher spending on headcount. The $14.5 million lower variable spending included lower spending on travel and other variable discretionary spending due to COVID-19, lower depreciation expense due to the impairment of ILS long-lived assets in the second quarter of fiscal 2020, lower provisions for bad debts, a gain on the sale-leaseback of our Hamburg facility, lower sales rep commissions and the favorable impact of foreign exchange rates, partially offset by higher consulting and audit spending on special projects and higher accelerated depreciation due to the consolidation of buildings at our headquarters. The $6.4 million higher stock-based compensation expense is primarily due to the acceleration of the accounting charges for equity grants for our former CEO and other executives who are retiring and increased grants to employees. The $3.1 million higher spending on headcount was primarily due to the impact of one extra week in the second quarter of fiscal 2020, lower vacation usage due to COVID-19 and higher costs related to the retirement of our former CEO partially offset by the impact of lower headcount and the favorable impact of foreign exchange rates.
On a segment basis as compared to fiscal 2019, OLS SG&A expenses decreased $2.0 million primarily due to lower variable spending including travel, sales rep commissions and other discretionary spending and as well as the favorable impact of foreign exchange rates partially offset by higher headcount spending and higher accelerated depreciation due to the consolidation of buildings at our headquarters. ILS SG&A spending decreased $16.6 million primarily due to lower variable spending (including lower spending on travel and other variable discretionary spending due to COVID-19, lower sales rep commissions, lower provisions for bad debts and lower depreciation expense), lower spending on headcount (lower severance and the impact of lower headcount net of the impact of one extra week in the second quarter of fiscal 2020) and the favorable impact of foreign exchange rates. Corporate and other SG&A spending increased $16.8 million primarily due to higher stock-based compensation expense, higher consulting and audit spending for special projects and higher charges for the deferred compensation plan as well as higher headcount spending including higher costs related to the retirement of our former CEO.

Goodwill and other impairment charges
In the second quarter of fiscal 2020, we recorded non-cash pre-tax goodwill impairment charges of $327.2 million related to our ILS segment to operating expense in our results of operations. In addition, we recorded non-cash pre-tax charges related to the impairment of intangible assets, property, plant and equipment and ROU assets of the ILS reporting unit of $33.9 million, $85.6 million and $1.8 million, respectively. See Note 8, "Goodwill and Intangible Assets" in the Notes to Consolidated Financial Statements and Note 11, "Leases" in the Notes to Consolidated Financial Statements under Item 8 of this annual report.
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
Amortization of intangible assets
Amortization of intangible assets decreased $9.8 million, or 71%, from fiscal 2019 to fiscal 2020 primarily due to the impairment of ILS intangibles in the second quarter of fiscal 2020, the completion of the amortization of certain intangibles from acquisitions and the favorable impact of foreign exchange rates.
Other income (expense), net
Other income (expense), net, decreased by $10.5 million to other expense of $12.5 million in fiscal 2020 from other expense of $23.0 million in fiscal 2019. The lower expenses were primarily due to $5.0 million higher gains, net of expenses, on our deferred compensation plan assets, $2.3 million lower foreign exchange losses, $2.1 million lower interest expense and $1.5 million lower benefit from non-service pension income. Interest expense decreased primarily due to lower amortization of debt issuance costs related to our Euro Term Loan and lower interest expense on our Revolving Credit Facility partially offset by higher interest on the Euro Term Loan.
Income taxes
Our effective tax rate on loss from continuing operations before income taxes for fiscal 2020 of 6.5% was lower than the U.S. federal tax rate of 21%. Our effective tax rate benefit for fiscal 2020 was unfavorably impacted primarily due to the impairment of goodwill that is not deductible for tax purposes and the establishment of valuation allowances for certain deferred tax assets. These unfavorable impacts were partially offset primarily from the release of unrecognized tax benefits net of settlements and competent authority offsets and losses in foreign jurisdictions subject to tax rates that are higher than the U.S. tax rates.
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
On March 27, 2020, the CARES Act was enacted and signed into law. U.S. GAAP rules require recognition of the tax effects of new legislation during the reporting period that includes the enactment date. The CARES Act, among other things, includes tax provision changes that benefit business entities and it makes certain technical corrections to the Tax Act. The tax relief measures for businesses include a five-year net operating loss (“NOL”) carryback for any NOL generated in a taxable year beginning after December 31, 2017 and before January 1, 2021, suspension of the 80% limitation of NOL utilization for taxable years beginning before 2021, changes in the deductibility of interest, acceleration of alternative minimum tax credit refunds, payroll tax relief, and technical corrections allowing accelerated deductions for qualified improvement property. The CARES Act also provided other non-tax benefits, including employee retention credits, to assist businesses impacted by the pandemic. There is no material impact of the tax benefits under the CARES Act on our consolidated financial statements.
Coherent Singapore made an additional capital contribution to Coherent Korea in fiscal 2019 to take advantage of the High-Tech tax exemption provided by the Korean authorities. The High-Tech tax exemption is effective retroactively to the beginning of fiscal 2019 and the amount was used entirely in that year. There was no additional benefit available for fiscal 2020. For fiscal 2019, the tax exemption decreased Coherent Korea income taxes by approximately $2.4 million and the benefit of the tax holiday on net income per diluted share was $0.10.

In October 2016, Coherent Singapore received an amended Pioneer Status tax exemption from the Singapore authorities effective from fiscal 2012 through fiscal 2021. The tax holiday continues to be conditional upon our meeting certain revenue, business spending and employment thresholds. The impact of this tax exemption decreased Coherent Singapore income taxes by approximately $2.6 million and $3.9 million in fiscal 2020 and 2019, respectively. The benefits of the tax holiday on net income per diluted share were $0.11 and $0.16, respectively.

FINANCIAL CONDITION
Liquidity and capital resources
At October 3, 2020, we had assets classified as cash and cash equivalents and short-term investments, in an aggregate amount of $475.6 million, compared to $306.0 million at September 28, 2019. In addition, at October 3, 2020, we had $5.3 million of restricted cash. At October 3, 2020, approximately $349.7 million of our cash and securities was held in certain of our foreign subsidiaries and branches, $334.3 million of which was denominated in currencies other than the U.S. Dollar. Our current plans do not demonstrate a need for these funds to support our domestic operations. If, however, a portion of these funds are needed for and distributed to our operations in the United States, we may be subject to additional foreign withholding taxes and certain state taxes. The amount of the U.S. and foreign taxes due would depend on the amount and manner of repatriation, as well as the location from where the funds are repatriated. We historically asserted our intention to indefinitely reinvest foreign earnings. As a result of the enactment of the Tax Act and certain income tax treaty updates, we no longer consider foreign earnings to be indefinitely reinvested in our foreign subsidiaries. We actively monitor the third-party depository institutions that hold these assets, primarily focusing on the safety of principal and secondarily maximizing yield on these assets. We diversify our cash and cash equivalents and investments among various financial institutions, money market funds, sovereign debt and other securities in order to reduce our exposure should any one of these financial institutions or financial instruments fail or encounter difficulties. To date, we have not experienced any material loss or lack of access to our invested cash, cash equivalents or short-term investments. However, we can provide no assurances that access to our invested cash, cash equivalents or short-term investments will not be impacted by adverse conditions in the financial markets. To date, we have had sufficient liquidity to manage the financial impact of COVID-19. However, we can provide no assurance that this will continue to be the case if the impact of COVID-19 is prolonged or if there is an extended impact on us or the economy in general. Further, COVID-19 has caused significant uncertainty and volatility in the credit markets. If our liquidity or access to capital becomes significantly constrained, or if costs of capital increase significantly due to the impact of COVID-19 as result of a volatility in the capital markets, a reduction in our creditworthiness or other factors, then our financial condition, results of operations and cash flows could be materially adversely affected.
See ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK below for more information about risks and trends related to foreign currencies.
Sources and Uses of Cash
Historically, our primary source of cash has been provided by operations. Other sources of cash in the past few fiscal years include proceeds from our Euro Term Loan used to finance our acquisition of Rofin, proceeds received from the sale of our stock through our employee stock purchase plan as well as borrowings under our Revolving Credit Facility. Our historical uses of cash have primarily been for acquisitions of businesses and technologies, capital expenditures, the repurchase of our common stock and debt issuance costs. Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our Consolidated Statements of Cash Flows and notes thereto (in thousands):

	Fiscal
	2020	2019
Net cash provided by operating activities	$206,907	$181,401
Purchases of property and equipment	(64,919)	(83,283)
Acquisition of businesses, net of cash acquired	—	(18,881)
Investment in 3D-Micromac AG	—	(3,423)
Borrowings (repayments), net	(9,699)	263
Issuance of shares under employee stock plans	13,362	11,811
Repurchases of common stock	—	(77,410)
Net settlement of restricted common stock	(13,549)	(15,179)

Net cash provided by operating activities increased by $25.5 million in fiscal 2020 compared to fiscal 2019. The increase in cash provided by operating activities in fiscal 2020 was primarily due to higher cash flows from deferred taxes, taxes payable, accounts payable and inventories partially offset by lower net income (net of non-cash adjustments) and lower cash flows from accounts receivable. In order to support our liquidity during the pandemic, we are proactively taking measures to increase available cash on hand, including, but not limited to, reducing discretionary spending for operating and capital expenses. To further support our liquidity, we have elected to defer the payment of our employer portion of social security taxes beginning in April 2020 and through the end of the calendar year, which we expect to pay in equal installments in the first quarters of fiscal 2022 and 2023, as provided for under the CARES Act. We are also taking advantage of the retention credit of the CARES Act for employees who are idled as a result of COVID-19. We believe that our existing cash, cash equivalents and short term investments combined with cash to be provided by operating activities and amounts available under our Revolving Credit Facility will be adequate to cover our working capital needs and planned capital expenditures for at least the next 12 months to the extent such items are known or are reasonably determinable based on current business and market conditions, including consideration of the impact of COVID-19. However, we may elect to finance certain of our capital expenditure requirements through other sources of capital. We continue to follow our strategy to further strengthen our financial position by using available cash flow to fund operations.
We intend to continue to consider acquisition opportunities at valuations we believe are reasonable based upon market conditions. However, we cannot accurately predict the timing, size and success of our acquisition efforts or our associated potential capital commitments. Furthermore, we cannot assure you that we will be able to acquire businesses on terms acceptable to us. We expect to fund future acquisitions, if any, through existing cash balances and cash flows from operations (as in our acquisitions of Ondax and certain Quantum assets) and additional borrowings (as in our acquisition of Rofin). If required, we will consider the issuance of securities. The extent to which we will be willing or able to use our common stock to make acquisitions will depend on its market value at the time and the willingness of potential sellers to accept it as full or partial payment. On July 31, 2020, we reached an agreement to purchase Electro-optics Technology, Inc., a highly specialized U.S.-based components company, which will enable us to vertically integrate and improve the performance of our directed energy amplifier technology. We expect the acquisition to close in the second quarter of fiscal 2021, after we clear all regulatory requirements. We do not believe this acquisition will have a material impact on our liquidity or capital resources.
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
In fiscal 2020, we made debt principal payments of $7.5 million, recorded interest expense on the Euro Term Loan of $12.3 million and recorded $3.3 million amortization of debt issuance costs. In fiscal 2020, we recorded interest expense related to our Revolving Credit Facility of $0.6 million.
On October 5, 2018, we acquired privately held Ondax for approximately $12.0 million, excluding transaction costs. On October 5, 2018, we acquired certain assets of Quantum for approximately $7.0 million, excluding transaction costs.
On October 28, 2018, our board of directors authorized a stock repurchase program authorizing the Company to repurchase up to $250.0 million of our common stock through December 31, 2019, with a limit of no more than $75.0 million per quarter. During fiscal 2019, we repurchased and retired 603,828 shares of outstanding common stock under this program at an average price of $128.20 per share for a total of $77.4 million. We made no repurchases under the program during fiscal 2020 and the program expired on December 31, 2019. See Note 14, "Stock Repurchases" in the Notes to Consolidated Financial Statements under Item 8 of this annual report.
On February 5, 2020, our board of directors authorized a stock repurchase program authorizing the Company to repurchase up to $100.0 million of our common stock through January 31, 2021. We have made no repurchases under the program during fiscal 2020. See Note 14, "Stock Repurchases" in the Notes to Consolidated Financial Statements under Item 8 of this annual report.
Additional sources of cash available to us, in addition to the amounts available under the Revolving Credit Facility, were international currency lines of credit and bank credit facilities totaling $16.9 million as of October 3, 2020, of which $16.1 million was unused and available. These unsecured international credit facilities were used in Europe and Japan during fiscal 2020. As of October 3, 2020, we had utilized $0.8 million of the international credit facilities as guarantees in Europe.
Our ratio of current assets to current liabilities decreased to 4.5:1 at October 3, 2020 compared to 4.6:1 at September 28, 2019. The decrease in our ratio was primarily due to lease liabilities recorded as a result of the adoption of ASC 842, higher accounts payable and lower accounts receivable partially offset by increases in our ratio due to higher cash and cash-equivalents. Our cash and cash equivalents, short-term investments and working capital are as follows (in thousands):

	Fiscal
	2020	2019
Cash and cash equivalents	$440,258	$305,833
Short-term investments	35,346	120
Working capital	943,606	854,507
Contractual Obligations and Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as defined by Regulation S-K of the Securities Act of 1933. The following summarizes our significant contractual obligations at October 3, 2020 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating lease obligations, including imputed interest	$112,170	$18,781	$33,536	$22,951	$36,902
Finance lease obligations, including imputed interest	579	404	175	—	—
Asset retirement obligations	6,805	300	2,325	1,826	2,354
Debt principal, interest and fees	466,152	22,995	44,131	399,026	—
Pension obligations	60,607	2,597	5,500	5,805	46,705
Purchase commitments for inventory	33,675	33,587	63	25	—
Purchase obligations-other	50,836	48,429	2,104	303	—
Total	$730,824	$127,093	$87,834	$429,936	$85,961
Our purchase commitments for inventory represent an estimate of significant commitments to purchase inventory from our suppliers in the ordinary course of business. Our purchase obligations-other represent an estimate of significant purchase commitments associated with the construction of a new manufacturing facility and other services in the ordinary course of business and include commitments of $29.8 million to purchase property and equipment in one of our manufacturing sites in Germany, primarily related to the construction of a new manufacturing facility. Because of the uncertainty as to the timing of such payments, we have excluded cash payments related to our contractual obligations for our deferred compensation plans aggregating $44.6 million at October 3, 2020. As of October 3, 2020, we had gross unrecognized tax benefits of $42.4 million which includes penalties and interest of $2.9 million. Approximately $15.4 million has been recorded as a noncurrent liability. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligation table.
Changes in financial condition
Cash provided by operating activities in fiscal 2020 was $206.9 million, which included non-cash goodwill and other impairment charges of $451.0 million, depreciation and amortization of $76.8 million, cash provided by operating assets and liabilities of $51.8 million (primarily lower accounts receivable, lower inventories and higher accounts payable net of lower income taxes payable and payments made for lease liabilities), stock-based compensation expense of $44.8 million, amortization of operating ROU assets of $16.0 million, amortization of debt issue costs of $3.3 million and non-cash restructuring charges of $2.2 million, partially offset by net loss of $414.1 million and net increases in deferred tax assets of $24.5 million. Cash provided by operating activities in fiscal 2019 was $181.4 million, which included depreciation and amortization of $116.4 million, net income of $53.8 million, stock-based compensation expense of $36.5 million, non-cash restructuring charges of $12.6 million and amortization of debt issue costs of $4.6 million, partially offset by cash used by operating assets and liabilities of $19.1 million (primarily lower income taxes payable, accounts payable, customer deposits and deferred income net of lower accounts receivable and lower inventories) and net decreases in deferred tax assets of $14.9 million.
Cash used in investing activities in fiscal 2020 was $78.2 million, which included $43.0 million, net of proceeds from dispositions including $21.5 million received from the sale-leaseback of our Hamburg facility, used to acquire property and equipment and to purchase and upgrade buildings and $35.2 million net purchases of available-for-sale securities. Cash used in investing activities in fiscal 2019 was $100.3 million, which included $78.0 million, net of proceeds from dispositions, used to acquire property and equipment and to purchase and upgrade buildings, $18.9 million net of cash acquired to purchase Ondax and Quantum and $3.4 million invested in 3D-Micromac AG, a private company in Germany.

Cash used in financing activities in fiscal 2020 was $9.9 million, which included $13.5 million in outflows due to net settlement of restricted stock units and $9.7 million net debt payments partially offset by $13.4 million generated from our employee stock option and purchase plans. Cash used in financing activities in fiscal 2019 was $80.5 million, which included $77.4 million used to repurchase shares of our common stock and $15.2 million outflows due to net settlement of restricted stock units, partially offset by $11.8 million generated from our employee stock purchase plans and $0.3 million net debt borrowings.
Changes in exchange rates in fiscal 2020 resulted in an increase in cash balances of $8.0 million. Changes in exchange rates in fiscal 2019 resulted in a decrease in cash balances of $6.0 million.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2, "Significant Accounting Policies" in the Notes to Consolidated Financial Statements under Item 8 of this annual report for a full description of recent accounting pronouncements, including the respective dates of adoption or expected adoption and effects on our consolidated financial position, results of operations and cash flows.

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
The transaction price is determined based on the consideration to which we will be entitled in exchange for transferring goods or services to the customer adjusted for estimated variable consideration, if any, as more fully described in Note 2, "Significant Accounting Policies - Revenue Recognition," in the Notes to Consolidated Financial Statements under Item 8 of this annual report. The majority of products and services offered by us have readily observable selling prices. As a part of our stand-alone selling price policy, we review product pricing on a periodic basis to identify any significant changes and revise our expected selling price assumptions as appropriate. Revenue is generally recognized when control of the product is transferred to the customer (i.e., when our performance obligation is satisfied), which typically occurs at shipment but which can occur over time for certain of our maintenance, extended warranty or custom product contracts. When goods or services have been delivered to the customer, but all conditions for revenue recognition have not been met, deferred revenue and deferred costs are recorded on our consolidated balance sheet. Recognizing revenue over time also includes an estimation of the progress towards completion based on the projected costs for the contract.
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
Goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired (See Note 8, "Goodwill and Intangible Assets" in the Notes to Consolidated Financial Statements under Item 8 of this annual report). We generally perform our annual impairment tests during the fourth quarter of each fiscal year using the opening balance sheet as of the first day of the fourth fiscal quarter, with any resulting impairment recorded in the fourth quarter of the fiscal year.
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
For our annual impairment test in fiscal 2020, for our OLS reporting unit we conducted a qualitative assessment of the goodwill during the fourth quarter using the opening balance sheet as of the first day of the fourth quarter and concluded that it was more likely than not that the fair value of the reporting unit exceeded its carrying amounts. In assessing the qualitative factors, we considered the impact of these key factors: macroeconomic conditions, fluctuations in foreign currency, market and industry conditions, our operating and competitive environment, regulatory and political developments, the overall financial performance of our reporting units including cost factors and budgeted-to-actual revenue results. We also considered our market capitalization, stock price performance and the significant excess calculated in the second quarter of fiscal 2020 between estimated fair value and the carrying value of OLS. Based on our assessment, goodwill in the OLS reporting unit was not impaired as of the first day of the fourth quarter of fiscal 2020. As such, it was not necessary to perform the goodwill impairment test in the fourth quarter of fiscal 2020. There is no goodwill in the ILS reporting unit due to the impairment of all goodwill of the ILS reporting unit in the second quarter of fiscal 2020.
At October 3, 2020, we had $101.3 million of goodwill, $21.8 million of purchased intangible assets and $245.7 million of property and equipment on our consolidated balance sheet.
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
During fiscal 2020, we increased our valuation allowance on deferred tax assets by $16.2 million to $57.7 million, primarily due to the net operating losses generated from certain foreign entities and California research and development tax credits, which are not expected to be recognized. As of October 3, 2020, we had U.S. federal deferred tax assets related to research and development credits and other tax attributes that can be used to offset federal taxable income in future periods. These credit carryforwards will expire if they are not used within certain time periods. Management determined that there is sufficient positive evidence to conclude that it is more likely than not sufficient taxable income will exist in the future allowing us to recognize these deferred tax assets.
We historically asserted our intention to indefinitely reinvest foreign earnings. As a result of the enactment of the Tax Act and certain foreign tax law changes, we no longer consider foreign earnings to be indefinitely reinvested in our foreign subsidiaries. As a result of this change in assertion, we recorded a $16.1 million tax expense against our foreign earnings that are not indefinitely reinvested as of fiscal 2020. This is mainly related to foreign withholding taxes and state income taxes. We have not recognized any deferred taxes for outside basis differences in foreign subsidiaries.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk disclosures
We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.
Interest rate sensitivity
A portion of our investment portfolio is composed of fixed income securities. These securities are subject to interest rate risk and will fall in value if market interest rates increase. If interest rates were to increase immediately (whether due to changes in overall market rates or credit worthiness of the issuers of our individual securities) and uniformly by 10% from levels at fiscal 2020 year-end, the fair value of the portfolio, based on quoted market prices in active markets involving similar assets, would decline by an immaterial amount due to their short-term maturities. We have the ability to generally hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. If necessary, we may sell short-term investments prior to maturity to meet our liquidity needs.
At each of fiscal 2020 and 2019 year-ends, the fair value of our available-for-sale debt securities was $35.3 million and $0.1 million, respectively, all of which was classified as short-term investments. Gross unrealized gains and losses on available-for-sale debt securities were $36,000 and $(1,000), respectively, at fiscal 2020 year-end. There were no gross unrealized gains and losses on available-for-sale debt securities at fiscal 2019 year-end.
We are exposed to market risks related to fluctuations in floating interest rates related to our Euro Term Loan. As of October 3, 2020, we owed $419.8 million on this loan, which had an interest rate of 3.0% as of October 3, 2020. We performed a sensitivity analysis on the outstanding portion of our debt obligation as of October 3, 2020. Should the current average interest rate increase or decrease by 10%, the resulting annual increase or decrease to interest expense would be approximately $1.2 million as of October 3, 2020.
Foreign currency exchange risk
We maintain operations in various countries outside of the United States and have foreign subsidiaries that manufacture and sell our products in various global markets. The majority of our sales are transacted in U.S. Dollars. However, we do generate revenues in other currencies, primarily the Euro, the Japanese Yen, the South Korean Won, the Singapore Dollar and the Chinese Renminbi. Additionally, we have operations in different countries around the world with costs incurred in the foregoing currencies and other local currencies, such as British Pound Sterling, Malaysian Ringgit, Swiss Franc, Taiwan Dollar, Swedish Krona, Canadian Dollar and Vietnamese Dong. As a result, our earnings, cash flows and cash balances are exposed to fluctuations in foreign currency exchange rates. For example, because of our significant manufacturing operations in Europe and resulting expenses and costs, a weakening Euro is advantageous and a strengthening Euro is disadvantageous to our financial results. We attempt to limit these exposures through financial market instruments. We utilize derivative instruments, primarily forward contracts with maturities of two months or less, to manage our exposure associated with net asset and liability positions denominated in foreign currencies. Gains and losses on the forward contracts are mitigated by gains and losses on the underlying instruments. We do not use derivative financial instruments for trading purposes.
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
A hypothetical 10% change in foreign currency rates on our forward contracts would not have a material impact on our results of operations, cash flows or financial position. For example, a 10% change in the Euro as of October 3, 2020 would amount to less than a 0.2% change on our consolidated balance sheet.
At October 3, 2020, approximately $349.7 million of our cash, cash equivalents and short-term investments were held outside the U.S. in certain of our foreign operations, $334.3 million of which was denominated in currencies other than the U.S. Dollar.
See Note 7, "Derivative Instruments and Hedging Activities" in our Notes to Consolidated Financial Statements under Item 8 of this annual report for further discussion of our derivatives and hedging activities.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Index to Consolidated Financial Statements
The following Consolidated Financial Statements of Coherent, Inc. and its subsidiaries are filed as part of this annual report on Form 10-K:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Coherent, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Coherent, Inc. and subsidiaries (the "Company") as of October 3, 2020 and September 28, 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended October 3, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 3, 2020 and September 28, 2019, and the results of its operations and its cash flows for each of the three years in the period ended October 3, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of October 3, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 1, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the financial statements, the Company changed its method of accounting for leases in fiscal year 2020 due to adoption of Financial Accounting Standards Board ("FASB") Topic 842, Leases.
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
Equipment, Furniture, and Fixtures - Industrial Lasers & Systems Asset Group - Refer to Notes 2 and 8 to the financial statements
Critical Audit Matter Description
The Company evaluates long-lived assets for impairment when events or changes in circumstances exist that may indicate that the carrying amount of the asset group are no longer recoverable. Events that result in an impairment review include plans to discontinue a product line or a significant decrease in the operating results. When such an indicator occurs, the Company evaluates the asset group for impairment by comparing the undiscounted future cash flows expected to be generated by the asset group to the asset group’s carrying amount. If the carrying amount of an asset group exceeds the estimated undiscounted future cash flows, an analysis is performed to estimate the fair value of the individual assets within the asset group. An impairment is recorded if the fair value of an individual asset is less than the carrying amount. During the year ended October 3, 2020, an impairment loss of $47 million was recognized on machinery and equipment assets within the ILS asset group. We identified the valuation of machinery and equipment assets within the ILS asset group as a critical audit matter because there are significant judgments made by management when determining the fair value of the machinery and equipment assets. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of the Company’s estimates and assumptions related to asset category selection, fair market value trend factors, assumed physical deterioration, and orderly liquidation value percentages.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures included performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included the following, among others:
•We tested the effectiveness of internal controls over management’s asset group impairment assessment, including those over the asset category selection, fair market value trend factors, assumed physical deterioration, and orderly liquidation value percentages.
•With the assistance of our fair value specialists, we evaluated the appropriateness of management’s valuation methodologies and the reasonableness of the key assumptions by:
•testing the source information underlying the determination of the asset category selection, fair market value trend factors, and assumed physical deterioration; and
•developing a range of independent estimates and comparing the orderly liquidation values selected by management

/s/ DELOITTE & TOUCHE LLP
San Jose, California
December 1, 2020
We have served as the Company's auditor since 1976.

COHERENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	October 3, 2020	September 28, 2019
ASSETS
Current assets:
Cash and cash equivalents	$440,258	$305,833
Restricted cash	765	792
Short-term investments	35,346	120
Accounts receivable—net of allowances of $7,630 and $8,690, respectively	220,289	267,553
Inventories	426,756	442,530
Prepaid expenses and other assets	88,250	77,993
Total current assets	1,211,664	1,094,821
Property and equipment, net	245,678	323,434
Goodwill	101,317	427,101
Intangible assets, net	21,765	84,813
Non-current restricted cash	4,497	12,036
Other assets	242,575	140,964
Total assets	$1,827,496	$2,083,169
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings and current-portion of long-term obligations	$16,817	$14,863
Accounts payable	60,225	51,531
Income taxes payable	6,861	6,185
Other current liabilities	184,155	167,735
Total current liabilities	268,058	240,314
Long-term obligations	411,140	392,238
Other long-term liabilities	221,074	165,881
Commitments and contingencies (Note 13)
Stockholders' equity:
Common stock, Authorized—500,000 shares, par value $.01 per share:
Outstanding—24,257 shares and 23,982 shares, respectively	241	238
Additional paid-in capital	80,275	34,320
Accumulated other comprehensive loss	(25,667)	(36,336)
Retained earnings	872,375	1,286,514
Total stockholders' equity	927,224	1,284,736
Total liabilities and stockholders' equity	$1,827,496	$2,083,169
See accompanying Notes to Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended
	October 3, 2020	September 28, 2019	September 29, 2018
Net sales	$1,228,999	$1,430,640	$1,902,573
Cost of sales	818,125	944,175	1,071,882
Gross profit	410,874	486,465	830,691
Operating expenses:
Research and development	115,578	117,353	132,586
Selling, general and administrative	270,464	272,257	293,632
Goodwill and other impairment charges	451,025	—	766
Amortization of intangible assets	3,987	13,760	10,690
Total operating expenses	841,054	403,370	437,674
Income (loss) from operations	(430,180)	83,095	393,017
Other income (expense):
Interest income	1,053	1,119	1,571
Interest expense	(17,037)	(19,122)	(25,847)
Other—net	3,441	(5,044)	(7,186)
Total other expense, net	(12,543)	(23,047)	(31,462)
Income (loss) from continuing operations before income taxes	(442,723)	60,048	361,555
Provision for (benefit from) income taxes	(28,584)	6,223	114,195
Net income (loss) from continuing operations	(414,139)	53,825	247,360
Loss from discontinued operations, net of income taxes	—	—	(2)
Net income (loss)	$(414,139)	$53,825	$247,358

Basic net income (loss) per share:
Income (loss) per share from continuing operations	$(17.18)	$2.23	$10.07
Loss per share from discontinued operations, net of income taxes	$—	$—	$—
Basic net income (loss) per share	$(17.18)	$2.23	$10.07

Diluted net income (loss) per share:
Income (loss) per share from continuing operations	$(17.18)	$2.22	$9.95
Loss per share from discontinued operations, net of income taxes	$—	$—	$—
Diluted net income (loss) per share	$(17.18)	$2.22	$9.95

Shares used in computation:
Basic	24,105	24,118	24,572
Diluted	24,105	24,279	24,851
See accompanying Notes to Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended
	October 3, 2020	September 28, 2019	September 29, 2018
Net income (loss)	$(414,139)	$53,825	$247,358
Other comprehensive income (loss): (1)
Translation adjustment, net of taxes (2)	9,248	(32,609)	(18,065)
Changes in unrealized gains (losses) on available-for-sale securities, net of taxes (3)	1	—	(4)
Defined benefit pension plans, net of taxes (4)	1,420	(6,560)	996
Other comprehensive income (loss), net of tax	10,669	(39,169)	(17,073)
Comprehensive income (loss)	$(403,470)	$14,656	$230,285

(1) Reclassification adjustments were not significant during fiscal 2020, 2019, and 2018.
(2) Tax expenses (benefits) of $2,731, $(5,161), and $0 were provided on translation adjustments during fiscal 2020, 2019, and 2018, respectively.
(3) Tax benefits of $0, $0, and $(2) were provided on changes in unrealized losses on available-for-sale securities during fiscal 2020, 2019, and 2018, respectively.
(4) Tax expenses (benefits) of $713, $(2,371), and $202 were provided on changes in defined benefit pension plans during fiscal 2020, 2019, and 2018, respectively.

COHERENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Three Years in the Period Ended October 3, 2020
(In thousands)

	Common Stock Shares	Common Stock Par Value	Add. Paid-in Capital	Accum. Other Comp. Income (Loss)	Retained Earnings	Total
Balances, September 30, 2017	24,631	$245	$171,403	$19,906	$971,710	$1,163,264
Common stock issued under stock plans, net of shares withheld for employee taxes	243	3	(25,749)	—	—	(25,746)
Repurchase of common stock	(575)	(6)	(99,994)	—	—	(100,000)
Cumulative effect of change in accounting principle	—	—	—	—	13,621	13,621
Stock-based compensation	—	—	33,040	—	—	33,040
Net income	—	—	—	—	247,358	247,358
Other comprehensive loss, net of tax	—	—	—	(17,073)	—	(17,073)
Balances, September 29, 2018	24,299	242	78,700	2,833	1,232,689	1,314,464
Common stock issued under stock plans, net of shares withheld for employee taxes	287	2	(3,370)	—	—	(3,368)
Repurchases of common stock	(604)	(6)	(77,404)	—	—	(77,410)
Stock-based compensation	—	—	36,394	—	—	36,394
Net income	—	—	—	—	53,825	53,825
Other comprehensive loss, net of tax	—	—	—	(39,169)	—	(39,169)
Balances, September 28, 2019	23,982	238	34,320	(36,336)	1,286,514	1,284,736
Common stock issued under stock plans, net of shares withheld for employee taxes	275	3	(190)	—	—	(187)
Stock-based compensation	—	—	46,145	—	—	46,145
Net loss	—	—	—	—	(414,139)	(414,139)
Other comprehensive income, net of tax	—	—	—	10,669	—	10,669
Balances, October 3, 2020	24,257	$241	$80,275	$(25,667)	$872,375	$927,224
See accompanying Notes to Consolidated Financial Statements

COHERENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	October 3, 2020	September 28, 2019	September 29, 2018
Cash flows from operating activities:
Net income (loss)	$(414,139)	$53,825	$247,358
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	46,705	54,925	53,342
Amortization of intangible assets	30,128	61,460	60,039
Impairment of goodwill	327,203	—	—
Impairment of long-lived assets	121,350	—	766
Impairment of investment	2,472	—	—
Deferred income taxes	(24,471)	(14,930)	16,607
Amortization of debt issuance cost	3,321	4,647	9,565
Stock-based compensation	44,787	36,466	32,738
Non-cash restructuring charges	2,194	12,609	1,246
Amortization of right of use assets	16,033	—	—
Non-cash pension impact	2,134	(8,931)	980
Other non-cash expense (gain)	(2,571)	421	559
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	53,104	82,078	(47,020)
Inventories	28,464	17,805	(78,123)
Prepaid expenses and other assets	(2,631)	14,074	(6,695)
Other long-term assets	(2,733)	(549)	(7,692)
Accounts payable	8,187	(15,160)	(9,736)
Income taxes payable/receivable	(25,024)	(119,929)	474
Operating lease liabilities	(15,964)	—	—
Other current liabilities	(985)	(13,155)	(42,820)
Other long-term liabilities	9,343	15,745	4,523
Net cash provided by operating activities	206,907	181,401	236,111
Cash flows from investing activities:
Purchases of property and equipment	(64,919)	(83,283)	(90,757)
Proceeds from dispositions of property and equipment	21,926	5,294	4,405
Purchases of available-for-sale securities	(77,359)	(11,552)	(54,442)
Proceeds from sales and maturities of available-for-sale securities	42,168	11,552	86,786
Acquisition of businesses, net of cash acquired	—	(18,881)	(45,448)
Investment at cost	—	(3,423)	—
Proceeds from sale of discontinued operation	—	—	25,000
Proceeds from sale of other entities	—	—	6,250
Other	—	—	470
Net cash used in investing activities	(78,184)	(100,293)	(67,736)

(continued)

COHERENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	Year Ended
	October 3, 2020	September 28, 2019	September 29, 2018
Cash flows from financing activities:
Short-term borrowings	$12,695	$119,594	$89,092
Repayments of short-term borrowings	(14,474)	(111,794)	(90,751)
Repayments of long-term borrowings	(7,920)	(7,537)	(171,593)
Issuance of common stock under employee stock option and purchase plans	13,362	11,811	10,574
Repurchase of common stock	—	(77,410)	(100,000)
Net settlement of restricted common stock	(13,549)	(15,179)	(36,320)
Net cash used in financing activities	(9,886)	(80,515)	(298,998)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	8,022	(5,977)	(2,419)
Net increase (decrease) in cash, cash equivalents and restricted cash	126,859	(5,384)	(133,042)
Cash, cash equivalents and restricted cash, beginning of year	318,661	324,045	457,087
Cash, cash equivalents and restricted cash, end of year	$445,520	$318,661	$324,045
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$13,716	$14,475	$16,282
Income taxes	$33,617	$156,650	$101,924
Cash received during the year for:
Income taxes	$10,933	$23,416	$5,203
Noncash investing and financing activities:
Unpaid property and equipment purchases	$2,896	$4,406	$6,176
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows.

	October 3, 2020	September 28, 2019	September 29, 2018
Cash and cash equivalents	$440,258	$305,833	$310,495
Restricted cash, current	765	792	858
Restricted cash, non-current	4,497	12,036	12,692
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$445,520	$318,661	$324,045
(concluded)
See accompanying Notes to Consolidated Financial Statements

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS
Founded in 1966, Coherent, Inc. provides lasers, laser-based technologies and laser-based system solutions in a broad range of scientific, commercial, and industrial research applications. Coherent designs, manufactures, services, and markets lasers and related accessories for a diverse group of customers. Headquartered in Santa Clara, California, the Company has worldwide operations including research and development, manufacturing, sales, service, and support capabilities.

2. SIGNIFICANT ACCOUNTING POLICIES
Fiscal Year
Our fiscal year ends on the Saturday closest to September 30. Fiscal years 2020, 2019, and 2018 ended on October 3, 2020, September 28, 2019, and September 29, 2018, respectively, and are referred to in these financial statements as fiscal 2020, fiscal 2019, and fiscal 2018 for convenience. Fiscal 2020 included 53 weeks and fiscal 2019 and 2018 each included 52 weeks. The fiscal years of several of our international subsidiaries end on September 30. Accordingly, the financial statements of these subsidiaries as of that date and for the years then ended have been used for our consolidated financial statements. Management believes that the impact of the use of different year-ends is immaterial to our consolidated financial statements taken as a whole.
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
On March 8, 2018, we acquired privately held O.R. Lasertechnologie GmbH and certain assets of its U.S.-based affiliate (collectively "OR Laser"). On October 5, 2018, we acquired privately held Ondax, Inc. ("Ondax"). The significant accounting policies of OR Laser and Ondax have been aligned to conform to those of Coherent, and the consolidated financial statements include the results of OR Laser and Ondax as of their acquisition dates.
Fair Value of Financial Instruments
The carrying amounts of certain of our financial instruments including accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their short maturities. Short-term investments are comprised of available-for-sale securities, which are carried at fair value. Other non-current assets include trading securities and life insurance contracts related to our deferred compensation plans; trading securities are carried at fair value and life insurance contracts are carried at cash surrender values, which due to their ability to be converted to cash at that amount, approximate their fair values. Foreign exchange contracts are stated at fair value based on prevailing financial market information. Short-term and long-term debt is carried at amortized cost, which approximates its fair value based on borrowing rates currently available to us for loans with similar terms.

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SIGNIFICANT ACCOUNTING POLICIES (Continued)
Cash Equivalents
All highly liquid investments with maturities of three months or less at the time of purchase are classified as cash equivalents. At fiscal 2020 year-end, cash and cash equivalents included cash, money market funds, and time deposits.
Concentration of Credit Risk
Financial instruments that may potentially subject us to concentrations of credit risk consist principally of cash equivalents, short-term investments, and accounts receivable. At fiscal 2020 year-end, the majority of our short-term investments were in U.S. Treasury and agency obligations. Cash equivalents and short-term investments are maintained with several financial institutions and may exceed the amount of insurance provided on such balances. At October 3, 2020, we held cash and cash equivalents and short-term investments outside the U.S. in certain of our foreign operations totaling approximately $349.7 million, $334.3 million of which was denominated in currencies other than the U.S. Dollar. The majority of our accounts receivable are derived from sales to customers for commercial applications. We perform ongoing credit evaluations of our customers' financial condition and limit the amount of credit extended when deemed necessary but generally require no collateral. In certain instances, we may require customers to issue a letter of credit. We maintain reserves for potential credit losses. Our products are broadly distributed and there was one customer who accounted for 23.9% and 28.6% of accounts receivable at fiscal 2020 and fiscal 2019 year-end, respectively.
Derivative Financial Instruments
Our primary objective for holding derivative financial instruments is to manage currency exchange rate risk. Principal currencies hedged include the Euro, South Korean Won, Japanese Yen, Chinese Renminbi, Singapore Dollar, British Pound, Malaysian Ringgit, Swiss Franc, Canadian Dollar, Swedish Krona, Taiwan Dollar, and Vietnamese Dong. Our derivative financial instruments are recorded at fair value, on a gross basis, and are included in other current assets and other current liabilities.
Our accounting policies for derivative financial instruments are based on whether they meet the criteria for designation as a cash flow hedge. If we have any that meet this criteria, changes in the fair value of these cash flow hedges that are highly effective are recorded in accumulated other comprehensive income and reclassified into earnings in the same line item on the consolidated statements of operations as the impact of the hedged transaction during the period in which the hedged transaction affects earnings. The ineffective portion of cash flow hedges are recognized immediately in other income and expenses. Derivatives that we designate as cash flow hedges are classified in the consolidated statements of cash flows in the same section as the underlying item, primarily within cash flows from operating activities. The changes in fair value of derivative instruments that are not designated as hedges are recognized immediately in other income (expense).
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
Accounts Receivable Allowances
Accounts receivable allowances reflect our best estimate of probable losses inherent in our accounts receivable balances, including both losses for uncollectible accounts receivable and sales returns. We regularly review allowances by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer's ability to pay.

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SIGNIFICANT ACCOUNTING POLICIES (Continued)
Activity in accounts receivable allowance is as follows (in thousands):

	Fiscal
	2020	2019	2018
Beginning balance	$8,690	$4,568	$6,890
Additions charged to expenses	2,630	5,210	1,980
Accruals related to acquisitions	—	—	37
Deductions from reserves	(3,690)	(1,088)	(4,339)
Ending balance	$7,630	$8,690	$4,568
Inventories
Inventories are stated at the lower of cost (first-in, first-out or weighted average cost) or net realizable value. Inventories are as follows (in thousands):

	Fiscal year-end
	2020	2019
Purchased parts and assemblies	$116,957	$134,298
Work-in-process	173,871	174,550
Finished goods	135,928	133,682
Total inventories	$426,756	$442,530
Property and Equipment
Property and equipment are stated at cost and are depreciated or amortized using the straight-line method. Cost, accumulated depreciation and amortization, and estimated useful lives are as follows (dollars in thousands):

	Fiscal year-end
	2020	2019	Useful Life
Land	$19,576	$19,490
Buildings and improvements	169,748	173,333	5-40 years
Equipment, furniture and fixtures	364,376	389,225	3-10 years
Leasehold improvements	72,474	94,878	shorter of asset life or lease term
	626,174	676,926
Accumulated depreciation and amortization	(380,496)	(353,492)
Property and equipment, net	$245,678	$323,434
In fiscal 2020, we completed a sale-leaseback transaction for our Hamburg, Germany facility. See Note 11, "Leases" for further discussion.
Asset Retirement Obligations
The fair value (the present value of estimated cash flows) of a liability for an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. All of our existing asset retirement obligations are associated with commitments to return the property to its original condition upon lease termination at various sites and costs to clean up and dispose of certain fixed assets at our Sunnyvale, California site. We estimated that as of fiscal 2020 year-end, gross expected future cash flows of $6.8 million would be required to fulfill these obligations.

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SIGNIFICANT ACCOUNTING POLICIES (Continued)
The following table reconciles changes in our asset retirement liability for fiscal 2020 and 2019 (in thousands):

Asset retirement liability as of September 29, 2018	$5,802
Reduction to asset retirement obligations	(1,155)
Adjustments and additions to asset retirement obligations recognized	390
Accretion recognized	127
Changes due to foreign currency exchange	(90)
Asset retirement liability as of September 28, 2019	5,074
Reduction to asset retirement obligations	(32)
Adjustments and additions to asset retirement obligations recognized	813
Accretion recognized	161
Changes due to foreign currency exchange	163
Asset retirement liability as of October 3, 2020	$6,179
At October 3, 2020, $0.3 million and $5.9 million of the asset retirement liability were included in Other current liabilities and Other long-term liabilities, respectively, on our consolidated balance sheets. At September 28, 2019, $0.1 million and $4.9 million of the asset retirement liability were included in Other current liabilities and Other long-term liabilities, respectively, on our consolidated balance sheets.
Long-lived Assets
We evaluate the carrying value of long-lived assets, including intangible assets, whenever events or changes in business circumstances or our planned use of long-lived assets indicate that their carrying amounts may not be fully recoverable or that their useful lives are no longer appropriate. Reviews are performed to determine whether the carrying values of long-lived assets are impaired based on a comparison to the undiscounted expected future net cash flows. If the comparison indicates that impairment exists, long-lived assets that are classified as held and used are written down to their respective fair values. When long-lived assets are classified as held for sale, they are written down to their respective fair values less costs to sell. Significant management judgment is required in the forecast of future operating results that is used in the preparation of expected undiscounted cash flows. For fiscal 2020, we recorded non-cash pre-tax charges in the quarter ended April 4, 2020 related to the intangible assets, property, plant and equipment, and right-of-use ("ROU") assets of the ILS reporting unit of $33.9 million, $85.6 million, and $1.8 million, respectively (See Note 8, "Goodwill and Intangible Assets").
Goodwill
Goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired (See Note 8, "Goodwill and Intangible Assets"). Based on the estimated fair value of the ILS reporting unit, in the quarter ended April 4, 2020, we recorded a non-cash pre-tax charge related to the ILS reporting unit of $327.2 million, reducing the goodwill balance of the reporting unit to zero. In testing for impairment, we have the option to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. Moreover, an entity can bypass the qualitative assessment for any reporting unit in any period and proceed directly to the impairment test, and then resume performing the qualitative assessment in any subsequent period. In our fiscal 2020 annual testing, for our OLS reporting unit we conducted a qualitative assessment of the goodwill during the fourth quarter using the opening balance sheet as of the first day of the fourth quarter and concluded that it was more likely than not that the fair value of the reporting unit exceeded its carrying amounts. Based on our assessment, goodwill in the OLS reporting unit was not impaired as of the first day of the fourth quarter of fiscal 2020. As such, it was not necessary to perform the goodwill impairment test in the fourth quarter of fiscal 2020. There is no goodwill in the ILS reporting unit due to the impairment of all goodwill of the ILS reporting unit in the second quarter of fiscal 2020.
Intangible Assets
Intangible assets, including acquired existing technology, customer relationships and production know-how are amortized on a straight-line basis over their estimated useful lives, currently 4 year to 15 years (See Note 8, "Goodwill and Intangible Assets").

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SIGNIFICANT ACCOUNTING POLICIES (Continued)
Warranty Reserves
We provide warranties on the majority of our product sales and reserves for estimated warranty costs are recorded during the period of sale. The determination of such reserves requires us to make estimates of product return rates and expected costs to repair or replace the products under warranty. We currently establish warranty reserves based on historical warranty costs for each product line. The weighted average warranty period covered is approximately 15 months to 18 months. If actual return rates and/or repair and replacement costs differ significantly from our estimates, adjustments to cost of sales may be required in future periods.
Components of the reserve for warranty costs during fiscal 2020, 2019, and 2018 were as follows (in thousands):

	Fiscal
	2020	2019	2018
Beginning balance	$36,460	$40,220	$36,149
Additions related to current period sales	37,788	52,271	58,865
Warranty costs incurred in the current period	(40,724)	(54,538)	(51,935)
Accruals resulting from acquisitions	—	21	179
Adjustments to accruals related to foreign exchange and other	1,508	(1,514)	(3,038)
Ending balance	$35,032	$36,460	$40,220
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
Costs of obtaining a contract
We recognize the incremental direct costs of obtaining a contract from a customer as an expense, which primarily includes sales commissions. Sales commissions are recorded at a point of time when control of the product transfers or over a period of time when sales commission provided is expected to be recovered through future services. The costs are recorded within selling, general and administrative expense. Costs incurred prior to the transfer of control of the product to the customer and costs to be amortized over a future period are classified as a prepaid asset and are included in prepaid expenses and other assets. Upon adoption of ASC 606, we determined there was an immaterial impact on sales commissions and therefore, we did not record a transition adjustment on adoption. For the fiscal 2020 and 2019, costs of obtaining a contract to be amortized over a future period of $0.3 million and $0.1 million were classified as a prepaid asset and are included in prepaid expenses and other assets, respectively.
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
We treat third party and government funding of our research and development activity, where we are the primary beneficiary of such work conducted, as a reduction of research and development cost. Research and development reimbursements of $3.4 million, $3.8 million, and $3.2 million were offset against research and development costs in fiscal 2020, 2019, and 2018, respectively.
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

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SIGNIFICANT ACCOUNTING POLICIES (Continued)
Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive income (loss) (net of tax) at fiscal 2020 year-end was substantially comprised of accumulated translation adjustments of $25.1 million and deferred actuarial losses on pension plans of $0.5 million. Accumulated other comprehensive loss (net of tax) at fiscal 2019 year-end was substantially comprised of accumulated translation adjustments of $34.4 million and deferred actuarial losses on pension plans of $2.0 million.
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
The following table presents information necessary to calculate basic and diluted earnings per share (in thousands, except per share data):

	Fiscal
	2020	2019	2018
Weighted average shares outstanding—basic	24,105	24,118	24,572
Dilutive effect of employee stock awards	—	161	279
Weighted average shares outstanding—diluted	24,105	24,279	24,851

Net income (loss) from continuing operations	$(414,139)	$53,825	$247,360
Loss from discontinued operations, net of income taxes	—	—	(2)
Net income (loss)	$(414,139)	$53,825	$247,358
For fiscal 2020, all potentially dilutive securities have been excluded from the dilutive share calculation as we reported a net loss. There were 98,103 and 103,547 potentially dilutive securities excluded from the dilutive share calculation for fiscal 2019 and 2018, respectively, as their effect was anti-dilutive.
Stock-Based Compensation
We recognize compensation expense for all share-based payment awards based on the fair value of such awards. We value restricted stock units using the intrinsic value method, which is based on the fair market value price on the grant date. We use a Monte Carlo simulation model to estimate the fair value of performance restricted stock units whose number of units vesting is based on our total shareholder return over the performance period compared to the Russell Index. We value certain performance restricted stock units with vesting based on goals related to free cash flow target amounts units using the intrinsic value method, which is based on the fair market value price on the grant date. We amortize the fair value of stock awards on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. See Note 12, "Employee Stock Award and Benefit Plans" for a description of our stock-based employee compensation plans and the assumptions we use to calculate the fair value of stock-based employee compensation.
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
We historically asserted our intention to indefinitely reinvest foreign earnings. As a result of enactment of the Tax Cuts and Jobs Act (the “Tax Act”) and certain foreign tax law changes, we no longer consider foreign earnings to be indefinitely reinvested in our foreign subsidiaries. As a result of this change in assertion, we recorded a $16.1 million tax expense against our foreign earnings that are not indefinitely reinvested as of fiscal 2020. This is mainly related to foreign withholding taxes and state income taxes. We have not recognized any deferred taxes for outside basis differences in foreign subsidiaries.
Adoption of New Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2019-12, Simplifying the Accounting for Income Taxes. The ASU updates specific areas of ASC 740, Income Taxes, to reduce complexity while maintaining or improving the usefulness of the information provided to users of financial statements. We elected to early adopt ASU 2019-12 in the second quarter of fiscal 2020 with no material impact to our consolidated financial statements.
In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The guidance allows companies to reclassify stranded tax effects resulting from the Tax Act from accumulated other comprehensive income to retained earnings. The guidance also requires certain new disclosures regardless of the election. The amendments in ASU 2018-02 are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. We adopted ASU 2018-02 in the first quarter of fiscal 2020 with no material impact to our consolidated financial statements.
In February 2016, the FASB issued accounting guidance (ASC 842) that modifies lease accounting for lessees to increase transparency and comparability by recording lease assets and liabilities for operating leases and disclosing key information about leasing arrangements. We adopted ASC 842 in the first quarter of fiscal 2020 utilizing the optional transition method by applying the new standard to leases existing at the date of initial application and not restating comparative periods. We determine if an arrangement contains a lease at inception for arrangements with an initial term of more than 12 months, and classify it as either finance or operating. We have elected the package of practical expedients which allows us to not reassess 1) whether any expired or existing contracts are or contain leases; 2) the lease classification for any expired or existing leases; and 3) initial direct costs for any existing leases. In addition, we also elected to use the practical expedient allowed in the standard to not separate lease and non-lease components and apply the short-term lease measurement and recognition exemption to all leases shorter than 12 months when calculating the lease liability under ASC 842. The adoption of the standard resulted in the recognition of operating lease assets of $90.4 million, with corresponding operating lease liabilities of $93.5 million on our consolidated balance sheet, primarily related to real estate leases. The difference between the operating lease right-of-use assets and operating lease liabilities primarily represents our deferred rent as of adoption. As of the date of adoption, we recognized finance lease assets of $1.0 million, with corresponding finance lease liabilities of $0.9 million on our consolidated balance sheet, primarily related to equipment leases.
See Note 11, "Leases" for more information.

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SIGNIFICANT ACCOUNTING POLICIES (Continued)
Recently Issued Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and a subsequent amendment, ASU 2018-19 (collectively, Topic 326). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. The new standard will become effective for our fiscal year 2021, which begins on October 4, 2020. We do not expect the standard will have a material impact on our consolidated statements of operations.
Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on our present or future consolidated financial statements.

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
The following tables summarize revenue from contracts with customers (in thousands):
Sales by revenue type and segment

	Fiscal
	2020		2019		2018
	OEM Laser Sources	Industrial Lasers & Systems	OEM Laser Sources	Industrial Lasers & Systems	OEM Laser Sources	Industrial Lasers & Systems
Net sales:
Products(1)	$441,476	$369,342	$532,863	$430,878	$890,591	$512,818
Other product and service revenues(2)	317,453	100,728	353,813	113,086	368,886	130,278
Total net sales	$758,929	$470,070	$886,676	$543,964	$1,259,477	$643,096
(1) Net sales primarily recognized at a point in time.
(2) Includes sales of spare parts, related accessories, and other consumable parts as well as revenues from service agreements, of which $62.4 million for fiscal 2020 was recognized over time.

Sales by market application and segment

	Fiscal
	2020		2019		2018
	OEM Laser Sources	Industrial Lasers & Systems	OEM Laser Sources	Industrial Lasers & Systems	OEM Laser Sources	Industrial Lasers & Systems
Net sales:
Microelectronics	$466,780	$71,755	$568,387	$63,789	$951,166	$85,188
Materials processing	36,129	299,621	38,017	366,861	46,467	474,437
OEM components and instrumentation	158,748	89,799	163,095	103,693	140,616	80,207
Scientific and government programs	97,272	8,895	117,177	9,621	121,228	3,264
Total net sales	$758,929	$470,070	$886,676	$543,964	$1,259,477	$643,096
See Note 18, "Segment and Geographic Information" for revenue disaggregation by reportable segment and geographic region.

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. REVENUE RECOGNITION (Continued)

Contract Balances
We record accounts receivable when we have an unconditional right to the consideration. Contract liabilities are recorded when cash payments are received or due in advance of performance. Contract liabilities consist of customer deposits and deferred revenue, where we have unsatisfied or partly satisfied performance obligations. Contract liabilities classified as customer deposits are included in other current liabilities and contract liabilities classified as deferred revenue are included in other current liabilities or other long-term liabilities on our consolidated balance sheets. Payment terms vary by customer.
A rollforward of our customer deposits and deferred revenue are as follows (in thousands):

	Fiscal
	2020	2019
Beginning balance	$42,550	$55,637
Amount of customer deposits and deferred revenue recognized in income	(171,521)	(189,318)
Additions to customer deposits and deferred revenue	183,604	177,753
Translation adjustments	1,706	(1,522)
Ending balance	$56,339	$42,550
Remaining performance obligations represent the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied as of the end of the reporting period. The following table includes estimated revenue expected to be recognized in the future related to performance obligations for sales of maintenance agreements, extended warranties, installation, and contracts with customer acceptance provisions included in customer deposits and deferred revenue as follows (in thousands):

	1 year	Thereafter	Total
Performance obligations as of September 28, 2019	$34,538	$8,012	$42,550
Performance obligations as of October 3, 2020	42,715	13,624	56,339

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
The identifiable intangible assets were being amortized over their respective useful lives of 1 to 8 years until they were fully impaired in the quarter ended April 4, 2020. The fair value of the acquired intangibles was determined using the income approach. In performing these valuations, the key underlying probability-adjusted assumptions of the discounted cash flows were projected revenues, gross margin expectations and operating cost estimates. The valuations were based on the information that was available as of the acquisition date and the expectations and assumptions that have been deemed reasonable by our management. There are inherent uncertainties and management judgment required in these determinations. This acquisition resulted in a purchase price that exceeded the estimated fair value of tangible and intangible assets, which was allocated to goodwill.
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

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. BUSINESS COMBINATIONS (Continued)
In the quarter ended April 4, 2020, we performed an interim impairment test and the entire goodwill balance and remaining net book value of the existing technology and customer relationships intangible assets were fully impaired. See Note 8, "Goodwill and Intangible Assets".
None of the goodwill from this purchase is deductible for tax purposes.
We expensed $0.6 million of acquisition-related costs as selling, general and administrative expenses in our consolidated statement of operations in fiscal 2018.

5. FAIR VALUES
We measure our cash equivalents and marketable securities at fair value. The fair values of our financial assets and liabilities are determined using quoted market prices of identical assets or quoted market prices of similar assets from active markets. We recognize transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers between levels during the periods presented. As of October 3, 2020 and September 28, 2019, we had one investment carried on a cost basis. See Note 9, "Balance Sheet Details." If we were to fair value this investment, it would be based upon Level 3 inputs. This investment is not considered material to our consolidated financial statements.
We measure the fair value of outstanding debt obligations for disclosure purposes on a recurring basis. As of October 3, 2020, the current and long-term portion of long-term obligations of $6.8 million and $411.1 million, respectively, are reported at amortized cost. As of September 28, 2019, the current and long-term portion of long-term obligations of $4.9 million and $392.2 million, respectively, are reported at amortized cost. These outstanding obligations are classified as Level 2 as they are not actively traded and are valued using a discounted cash flow model that uses observable market inputs. Based on the discounted cash flow model, the fair value of the outstanding debt approximates amortized cost.

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. FAIR VALUES (Continued)

Financial assets and liabilities measured at fair value as of October 3, 2020 and September 28, 2019 are summarized below (in thousands):

	Aggregate Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Aggregate Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	Fiscal year-end 2020			Fiscal year-end 2019
		(Level 1)	(Level 2)		(Level 1)	(Level 2)
Assets:
Cash equivalents:
Money market fund deposits	$36,646	$36,646	$—	$21,422	$21,422	$—
Certificates of deposit	56,191	56,191	—	—	—	—
Short-term investments:
U.S. Treasury and agency obligations (1)	35,346	—	35,346	120	—	120
Prepaid and other assets:
Foreign currency contracts (2)	812	—	812	370	—	370
Money market fund deposits — Deferred comp and supplemental plan (3)	203	203	—	433	433	—
Mutual funds — Deferred comp and supplemental plan (3)	22,778	22,778	—	22,419	22,419	—
Total	$151,976	$115,818	$36,158	$44,764	$44,274	$490

Liabilities:
Other current liabilities:
Foreign currency contracts (2)	(2,811)	—	(2,811)	(960)	—	(960)
Total	$149,165	$115,818	$33,347	$43,804	$44,274	$(470)
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
Cash, cash equivalents and short-term investments consist of the following (in thousands):

	Fiscal 2020 year-end
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$440,258	$—	$—	$440,258
Short-term investments:
Available-for-sale securities:
U.S. Treasury and agency obligations	$35,311	$36	$(1)	$35,346
Total short-term investments	$35,311	$36	$(1)	$35,346

	Fiscal 2019 year-end
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$305,833	$—	$—	$305,833
Short-term investments:
Available-for-sale securities:
U.S. Treasury and agency obligations	$120	$—	$—	$120
Total short-term investments	$120	$—	$—	$120
There were less than $0.1 million of unrealized gains and losses at October 3, 2020. None of the $1,000 in unrealized losses at October 3, 2020 were considered to be other-than-temporary impairments. There were no unrealized gains or losses at September 28, 2019.
The amortized cost and estimated fair value of available-for-sale investments in debt securities as of October 3, 2020 and September 28, 2019 classified as short-term investments on our consolidated balance sheets, were as follows (in thousands):

	Fiscal year-end
	2020		2019
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Investments in available-for-sale debt securities due in less than one year	$35,311	$35,346	$120	$120

During fiscal 2020, we received $5,000 in proceeds from the sale of available-for-sale securities and realized no gross gains or losses. During fiscal 2019, we received no proceeds from the sale of available-for-sale securities and realized no gross gains or losses.

7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
We maintain operations in various countries outside of the United States and have foreign subsidiaries that manufacture and sell our products in various global markets. The majority of our sales are transacted in U.S. Dollars. However, we do generate revenues in other currencies, primarily the Euro, Japanese Yen, South Korean Won, Singapore Dollar, and Chinese Renminbi. As a result, our earnings, cash flows, and cash balances are exposed to fluctuations in foreign currency exchange rates. We attempt to limit these exposures through financial market instruments. We utilize derivative instruments, primarily

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

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
Non-Designated Derivatives
The total outstanding notional contract and fair value asset (liability) amounts of non-designated hedge contracts, with maximum maturity of two months, are as follows (in thousands):

	U.S. Notional Contract Value		U.S. Fair Value
	Fiscal 2020 year-end	Fiscal 2019 year-end	Fiscal 2020 year-end	Fiscal 2019 year-end
Foreign currency hedge contracts
Purchase	$169,206	$53,920	$(1,802)	$(117)
Sell	$(166,813)	$(86,984)	$(197)	$(473)
The fair value of our derivative instruments is included in prepaid expenses and other assets and in other current liabilities in our Consolidated Balance Sheets. See Note 5, "Fair Values."
During fiscal 2020, 2019, and 2018, we recognized a gain of $1.1 million, a loss of $5.8 million, and a loss of $5.5 million, respectively, in other income (expense) for derivative instruments not designated as hedging instruments.
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
In assessing goodwill for impairment, we were required to make significant judgments related to the fair value of our reporting units. We used a combination of the Income (discounted cash flow) approach and the Market (market comparable) approach to estimate the fair value of our reporting units. The Income approach utilizes the discounted cash flow model to provide an estimation of fair value based on the cash flows that a business expects to generate. These cash flows are based on forecasts developed internally by management which are then discounted at an after tax rate of return required by equity and debt market participants of a business enterprise. Our assumptions used in the forecasts are based on historical data, supplemented by current and anticipated market conditions, estimated growth rates, and management’s plans. The rate of return on cost of capital is weighted based on the capitalization of comparable companies. We utilized a discount rate for each of our reporting units that represents the risks that our businesses face, considering their sizes, their current economic environment and other industry data as we believe is appropriate. The Market approach determines fair value by comparing the reporting units to comparable companies in similar lines of business that are publicly traded. The selection of comparable companies is based on the markets in which the reporting units operate giving consideration to risk profiles, size, geography and diversity of products and services. Total Enterprise Value (TEV) multiples such as TEV to revenues and TEV to earnings (if applicable) before interest and taxes of the publicly traded companies are calculated. We utilized multiples for each of our reporting units that represent the risks that our businesses face, considering their sizes, their current economic environment and other industry data as we believe is appropriate. The interim goodwill impairment testing results were also reconciled with our market capitalization as of April 4, 2020, as the final step in the impairment testing.
Before performing the goodwill impairment test for the ILS reporting unit, we performed impairment tests on the long-lived assets allocated to the asset group of the ILS reporting unit, including intangible assets, property, plant and equipment, and ROU assets as of April 4, 2020, due primarily to the same indicators that led to the interim goodwill impairment testing. Based on the impairment tests performed, we concluded that some of the long-lived assets allocated to the asset group of the ILS reporting unit were impaired as of April 4, 2020. Accordingly, we recorded non-cash pre-tax charges in the quarter ended April 4, 2020 related to the intangible assets, property, plant and equipment, and right-of-use ("ROU") assets of the ILS reporting unit of $33.9 million, $85.6 million, and $1.8 million, respectively. We did not identify any indicators that would lead us to believe that the carrying value of the long-lived assets allocated to the asset group of the OLS reporting unit may not be recoverable as of April 4, 2020. In fiscal 2019, we did not have any impairment of intangible assets as a result of the impairment analysis.
We evaluate long-lived assets and amortizable intangible assets whenever events or changes in business circumstances or our planned use of assets indicate that their carrying amounts may not be fully recoverable or that their useful lives are no longer appropriate. In assessing our long-lived assets for impairment, we were required to make significant judgments related to the fair value of our long-lived assets, which are comprised of personal property, real property, and intangible assets. We used a combination of the Income, the Market approach, and the Cost (cost to create) approach to estimate the fair value of our long-lived assets. Our personal property assets consist of laser manufacturing and assembly equipment, semiconductor tools, laboratory and test equipment, furniture and fixtures, and computer hardware and software. We used the Cost Approach (with support from the Market Approach) to estimate the fair value of our personal property, taking into consideration the physical deterioration, functional obsolescence, and economic obsolescence of our personal property assets. Our real property assets consist of land and buildings, land rights (ground leased), and ROU assets. In determining the fair value of our real property assets, we used a combination of the Income, Market (sales comparison), and Cost approaches. We considered historical transaction information, current market conditions, operating performance, forecast growth, and market-derived rates of return in our real property determination of fair value. The fair value of our ROU assets was determined using the Income approach by considering off-market components of the associated ROU leases. Our intangible assets consist of technology and customer relationship assets, and we used the Income approach to estimate the fair value of our intangible assets. We identified cash flows associated with each intangible asset, which were discounted at an after-tax rate of return appropriate for the risk profile of each intangible asset.
We performed our annual impairment test using the opening balance sheet as of the first day of the fourth quarter of fiscal 2020 and noted no indications of impairment or triggering events, not already considered in the quarter ended April 4, 2020. In our fiscal 2020 annual testing, for our OLS reporting unit we conducted a qualitative assessment of the goodwill during the fourth quarter using the opening balance sheet as of the first day of the fourth quarter and concluded that it was more likely than not that the fair value of the reporting unit exceeded its carrying amounts. Based on our assessment, goodwill in the OLS reporting unit was not impaired as of the first day of the fourth quarter of fiscal 2020. As such, it was not necessary to perform

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. GOODWILL AND INTANGIBLE ASSETS (Continued)
the goodwill impairment test in the fourth quarter of fiscal 2020. There is no goodwill in the ILS reporting unit due to the impairment of all goodwill of the ILS reporting unit in the second quarter of fiscal 2020. Between the completion of our assessment and the end of the fourth quarter of fiscal 2020, we noted no indications of impairment or triggering events to cause us to review goodwill for potential impairment.
The changes in the carrying amount of goodwill by segment for fiscal 2020 and 2019 are as follows (in thousands):

	Industrial Lasers & Systems (1)	OEM Laser Sources (2)	Total
Balance as of September 29, 2018	$342,208	$100,732	$442,940
Additions (see Note 4)	3,333	—	3,333
Translation adjustments	(15,260)	(3,912)	(19,172)
Balance as of September 28, 2019	330,281	96,820	427,101
Impairment charges	(327,203)	—	(327,203)
Translation adjustments	(3,078)	4,497	1,419
Balance as of October 3, 2020	$—	$101,317	$101,317
(1) Gross amount of goodwill for our ILS segment was $340.2 million at October 3, 2020 and $343.3 million at September 28, 2019, respectively. At October 3, 2020 and September 28, 2019, the accumulated impairment loss for the ILS reporting unit was $340.2 million and $13.0 million, respectively, reflecting impairment charges in fiscal 2020 and fiscal 2009.
(2) Gross amount of goodwill for our OLS segment was $110.0 million and $105.5 million at October 3, 2020 and September 28, 2019, respectively. At both October 3, 2020 and September 28, 2019, the accumulated impairment loss for the OLS reporting unit was $8.7 million reflecting impairment charges in fiscal 2003 and fiscal 2009.
The components of our amortizable intangible assets are as follows (in thousands):

	Fiscal year-end 2020			Fiscal year-end 2019
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Existing technology	$46,547	$(37,630)	$8,917	$193,704	$(131,429)	$62,275
Customer relationships	24,388	(12,923)	11,465	42,083	(21,512)	20,571
Trade name	—	—	—	5,261	(5,138)	123
Production know-how	2,300	(917)	1,383	2,300	(456)	1,844
Total	$73,235	$(51,470)	$21,765	$243,348	$(158,535)	$84,813
For accounting purposes, when an intangible asset is fully amortized, it is removed from the disclosure schedule. The net carrying amounts as of fiscal 2020, have been reduced by impairment charges of $27.7 million and $6.2 million for existing technology and customer relationships, respectively.
During the third quarter of fiscal 2019, in conjunction with our decision to exit a portion of our High Power Fiber Laser ("HPFL") business and consolidate all HPFL manufacturing and engineering functions in our Tampere, Finland facility by transferring certain HPFL activities from our Hamburg, Germany facility, we abandoned the in-process research and development project totaling $4.7 million and fully amortized the intangible asset. See Note 19, "Restructuring Charges."
The weighted average remaining amortization periods for existing technology, customer relationships, and production know-how are approximately 1.5 years, 6.1 years, and 3.0 years, respectively. Amortization expense for intangible assets during fiscal 2020, 2019, and 2018 was $30.1 million, $61.5 million, and $60.0 million, respectively. The change in accumulated amortization also includes $2.9 million (increase) and $7.8 million (decrease) of foreign exchange impact for fiscal 2020 and fiscal 2019, respectively.

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. GOODWILL AND INTANGIBLE ASSETS (Continued)
Estimated amortization expense for the next five fiscal years and all years thereafter are as follows (in thousands):

Estimated Amortization Expense
2021	$9,722
2022	3,272
2023	2,703
2024	1,920
2025	1,919
Thereafter	2,229
Total	$21,765

9. BALANCE SHEET DETAILS
Prepaid expenses and other assets consist of the following (in thousands):

	Fiscal year-end
	2020	2019
Prepaid and refundable income taxes	$50,548	$44,096
Other taxes receivable	13,006	11,208
Prepaid expenses and other assets	24,696	22,689
Total prepaid expenses and other assets	$88,250	$77,993
Other assets consist of the following (in thousands):

	Fiscal year-end
	2020	2019
Assets related to deferred compensation arrangements (see Note 12)	$39,720	$35,842
Deferred tax assets (see Note 16)	102,028	87,011
Right of use assets, net - operating leases (See Note 11)	85,905	—
Right of use assets, net - finance leases (See Note 11)	656	—
Other assets (1)	14,266	18,111
Total other assets	$242,575	$140,964
(1) In the first quarter of fiscal 2019, we invested 3.0 million Euro ($3.4 million) in 3D-Micromac AG, a private company in Germany. The investment is included in other assets and is being carried on a cost basis and is adjusted for impairment if we determine that indicators of impairment exist at any point in time. During the second quarter of fiscal 2020, we determined that our investment became impaired and wrote it down to its fair value. As a result, we recorded a non-cash impairment charge of $2.5 million to operating expense in our results of operations in the second quarter of fiscal 2020.

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. BALANCE SHEET DETAILS (Continued)

Other current liabilities consist of the following (in thousands):

	Fiscal year-end
	2020	2019
Accrued payroll and benefits	$54,211	$55,698
Operating lease liability, current (see Note 11)	15,366	—
Finance lease liability, current (see Note 11)	399	—
Accrued expenses and other	36,432	41,039
Warranty reserve (see Note 2)	35,032	36,460
Customer deposits	9,717	10,843
Deferred revenue	32,998	23,695
Total other current liabilities	$184,155	$167,735
Other long-term liabilities consist of the following (in thousands):

	Fiscal year-end
	2020	2019
Long-term taxes payable	$15,374	$37,385
Operating lease liability, long-term (see Note 11)	75,264	—
Finance lease liability, long-term (see Note 11)	178	—
Deferred compensation (see Note 12)	42,854	39,715
Deferred tax liabilities (see Note 16)	15,721	27,785
Deferred revenue	13,624	8,012
Asset retirement obligations liability (see Note 2)	5,892	4,934
Defined benefit plan liabilities (see Note 17)	45,810	45,862
Other long-term liabilities	6,357	2,188
Total other long-term liabilities	$221,074	$165,881
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
The Credit Agreement contains customary mandatory prepayment provisions. The Borrower has the right to prepay loans under the Credit Agreement in whole or in part at any time without premium or penalty, subject to customary breakage costs. Revolving loans may be borrowed, repaid and reborrowed until the fifth anniversary of the Closing Date, at which time all outstanding revolving loans must be repaid. The Euro Term Loan matures on the seventh anniversary of the Closing Date (in the first quarter of fiscal 2024), at which time all outstanding principal and accrued and unpaid interest on the Euro Term Loan must be repaid.

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. BORROWINGS (continued)
As of October 3, 2020, the outstanding principal amount of the Euro Term Loan was 358.2 million Euros. As of October 3, 2020, the outstanding amount of the Revolving Credit Facility was $10.0 million plus a 10.0 million Euro letter of credit.
Loans under the Credit Agreement bear interest, at the Borrower's option, at a rate equal to either (i)(x) in the case of calculations with respect to U.S. Dollars or certain other alternative currencies, the London interbank offered rate (the "LIBOR") or (y) in the case of calculations with respect to the Euro, the euro interbank offered rate ("EURIBOR" and, together with LIBOR, the "Eurocurrency Rate") or (ii) a base rate (the "Base Rate") equal to the highest of (x) the federal funds rate, plus 0.50%, (y) the prime rate then in effect and (z) the Eurocurrency Rate for loans denominated in U.S. Dollars applicable to a one-month interest period, plus 1.0%, in each case, plus an applicable margin that is subject to adjustment pursuant to a pricing grid based on consolidated total gross leverage ratio. At October 3, 2020, the applicable margin for Euro Term Loans borrowed as Eurocurrency Rate loans was 2.25% per annum and as Base Rate loans was 1.25%. The applicable margin for revolving loans borrowed as Eurocurrency Rate loans was 4.25% per annum and as Base Rate loans was 3.25% per annum. Interest on Base Rate Loans is payable quarterly in arrears. Interest on Eurocurrency Rate loans is payable at the end of the applicable interest period (or at three month intervals if the interest period exceeds three months).
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
The Credit Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of us and our subsidiaries to, among other things, incur debt, grant liens, make investments, make certain restricted payments, transact with affiliates, and sell assets. The Credit Agreement also requires us and our subsidiaries to maintain a senior secured net leverage ratio as of the last day of each fiscal quarter of less of than or equal to 3.50 to 1.00. We were in compliance with all covenants at October 3, 2020.
We incurred $28.5 million of debt issuance costs related to the Euro Term Loan and $0.5 million of debt issuance costs to the original lenders related to the First Amendment, which are included in short-term borrowings and current portion of long-term obligations and long-term obligations in the consolidated balance sheets and will be amortized to interest expense over the seven year life of the Euro Term Loan using the effective interest method, adjusted to accelerate amortization related to voluntary repayments. We incurred $2.3 million of debt issuance costs in connection with the Revolving Credit Facility which were capitalized and included in prepaid expenses and other assets in the consolidated balance sheets and will be amortized to interest expense using the straight-line method over the contractual term of 5 years of the Revolving Credit Facility.
Additional sources of cash available to us were international currency lines of credit and bank credit facilities totaling $16.9 million as of October 3, 2020, of which $16.1 million was unused and available. These unsecured international credit facilities were used in Europe and Japan in fiscal 2020. As of October 3, 2020, we had utilized $0.8 million of the international credit facilities as guarantees in Europe.
Short-term borrowings and current portion of long-term obligations consist of the following (in thousands):

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. BORROWINGS (continued)

	Fiscal year-end
	2020	2019
Current portion of Euro Term Loan (1)	$4,970	$2,748
1.3% Term loan due 2024	1,465	1,367
1.0% State of Connecticut term loan due 2023	382	378
Capital lease obligations	—	370
Line of credit borrowings	10,000	10,000
Total short-term borrowings and current portion of long-term obligations	$16,817	$14,863
(1) Net of debt issuance costs of $2.9 million and $4.6 million at October 3, 2020 and September 28, 2019, respectively.

Long-term obligations consist of the following (in thousands):

	Fiscal year-end
	2020	2019
Euro Term Loan due 2024 (1)	$406,099	$385,208
1.3% Term loan due 2024	4,395	5,466
1.0% State of Connecticut term loan due 2023	646	1,028
Capital lease obligations	—	536
Total long-term obligations	$411,140	$392,238
(1) Net of debt issuance costs of $5.9 million and $6.4 million at October 3, 2020 and September 28, 2019, respectively.

Contractual maturities of our debt obligations, excluding line of credit borrowings, as of October 3, 2020 are as follows (in thousands):

Amount
2021	$9,700
2022	9,698
2023	9,584
2024	397,752
Total	$426,734

11.   LEASES
We determine if an arrangement contains a lease at inception for arrangements with an initial term of more than 12 months, and classify it as either a finance or operating lease. We lease certain real and personal property from unrelated third parties under non-cancellable operating leases that expire at various dates through fiscal 2032. These operating leases are mainly for administrative offices, research-and-development, and manufacturing facilities, as well as sales offices in various countries around the world. Certain leases require us to pay property taxes, insurance, and routine maintenance, and include escalation clauses. Many leases include one or more options to renew. We assume renewals in our determination of the lease term when the renewals are deemed to be reasonably assured at lease commencement. We have also entered into various finance leases to obtain servers and certain other equipment for our operations. These arrangements are typically for three to six years. Our assets, liabilities, and lease costs related to finance leases are immaterial.
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

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11.     LEASES (continued)
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
In fiscal 2020, we completed a sale-leaseback transaction for our Hamburg, Germany facility in which we sold the buildings for a purchase price, net of expenses, of $19.6 million and leased back a portion of the facilities with lease terms from 6 to 15 years with early termination provisions after 3 and 5 years, respectively. The sale qualified for sale-leaseback operating lease accounting classification and we recorded a gain, net of selling costs, on the transaction of $2.2 million, which is recorded in selling, general and administrative expense in the consolidated statements of operations. We also recorded operating lease right of use assets of $5.1 million and corresponding operating lease liabilities of $5.1 million. The non-cash portion of the gain of $4.0 million is included in Other non-cash expense (gain) within cash flows from operations in our consolidated statements of cash flows.
The components of operating lease costs (in thousands), lease term (in years) and discount rate are as follows:

Fiscal
2020
Operating lease cost	$19,629
Variable lease cost	1,421
Short-term lease cost	459
Sublease income	(126)
Total lease cost	$21,383

Fiscal year-end
2020
Weighted average remaining lease term	7.8
Weighted average discount rate	4.9%

Supplemental cash flow information related to leases are as follows (in thousands):

Fiscal year-end
2020
Operating cash outflows from operating leases	$19,391
ROU assets obtained in exchange for new operating lease liabilities	10,884
See Note 9, "Balance Sheet Details" for supplemental balance sheet information related to leases.

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11.     LEASES (continued)
Maturities of our operating lease liabilities, which do not include short-term leases and variable lease payments at October 3, 2020 are as follows (in thousands):

Operating Leases
2021	$18,781
2022	17,909
2023	15,627
2024	12,107
2025	10,844
2026 and thereafter	36,902
Total minimum lease payments	112,170
Amounts representing interest	(21,540)
Present value of total operating lease liabilities	$90,630

As of September 28, 2019, future minimum lease payments as defined under the previous lease accounting guidance ASC 840 under our non-cancellable operating leases are as follows (in thousands):

Amount
2020	$19,578
2021	14,579
2022	10,405
2023	6,817
2024	4,156
2025 and thereafter	10,755
Total minimum lease payments	$66,290
Rent expense was $22.9 million and $22.1 million in fiscal 2019, and 2018, respectively.

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12. EMPLOYEE STOCK AWARD AND BENEFIT PLANS
Deferred Compensation Plans
Under our deferred compensation plans ("plans"), eligible employees are permitted to make compensation deferrals up to established limits set under the plans and accrue income on these deferrals based on reference to changes in available investment options. While not required by the plans, we choose to invest in insurance contracts and mutual funds in order to approximate the changes in the liability to the employees. These investments and the liability to the employees were as follows (in thousands):

	Fiscal year-end
	2020	2019
Cash surrender value of life insurance contracts	$18,520	$16,223
Fair value of mutual and money market funds	22,981	22,852
Total assets	$41,501	$39,075

Total assets, included in:
Prepaid expenses and other assets	$1,781	$3,233
Other assets	39,720	35,842
Total assets	$41,501	$39,075

	Fiscal year-end
	2020	2019
Total deferred compensation liability, included in:
Other current liabilities	$1,781	$3,233
Other long-term liabilities	42,854	39,715
Total deferred compensation liability	$44,635	$42,948
Life insurance premiums loads, policy fees, and cost of insurance that are paid from the asset investments and gains and losses from the asset investments for these plans are recorded as components of other income or expense; such amounts were net gains of $6.1 million in fiscal 2020, $1.1 million in fiscal 2019, and $4.8 million in fiscal 2018, and fluctuate on a quarterly basis. Changes in the obligation to plan participants are recorded as a component of operating expenses and cost of sales; such amounts were net losses of $5.3 million in fiscal 2020, $1.5 million in fiscal 2019, and $5.2 million in fiscal 2018, and fluctuate on a quarterly basis. Liabilities associated with participant balances under our deferred compensation plans are affected by individual contributions and distributions made, as well as gains and losses on the participant's investment allocation election.
Coherent Employee Retirement and Investment Plan
Under the Coherent Employee Retirement and Investment Plan, we match employee contributions to the plan up to a maximum of 4% of the employee's individual earnings subject to IRS limitations. Employees become eligible for participation and Company matching contributions on their first day of employment. The Company's contributions (net of forfeitures) during fiscal 2020, 2019, and 2018 were $6.1 million, $5.7 million, and $5.6 million, respectively.
Employee Stock Purchase Plan
We have an Employee Stock Purchase Plan ("ESPP") whereby eligible employees may authorize payroll deductions of up to 10% of their regular base salary to purchase shares at the lower of 85% of the fair market value of the common stock on the date of commencement of the offering or on the last day of the six-month offering period. During fiscal 2020, 2019, and 2018, a total of 107,284 shares, 108,034 shares, and 66,099 shares, respectively, were purchased by and distributed to employees at an average price of $114.54, $109.32, and $159.97 per share, respectively. At fiscal 2020 year-end, we had 143,465 shares of our common stock reserved for future issuance under the plan.

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12. EMPLOYEE STOCK AWARD AND BENEFIT PLANS (continued)
Stock Award Plans
We maintain stock plans in which employees, service providers, and non-employee directors are eligible participants. The plans, the 2011 Equity Incentive Plan (the "2011 Plan") and the Equity Incentive Plan (the "2020 Plan"), provide for a number of different equity-based grants, including options, time-based restricted stock units, and performance restricted stock units. Under the 2011 Plan, Coherent was able to grant options and awards (time-based restricted stock units and performance restricted stock units), of which grants with respect to 530,115 shares of common stock remained outstanding at fiscal 2020 year-end (calculated at 100% of target amount for performance awards). Under the 2020 Plan, Coherent may grant options and awards (time-based restricted stock units and performance restricted stock units) to purchase up to 3,080,000 shares of common stock plus any forfeited or cancelled shares subject to outstanding awards under the 2011 Plan, of which 3,034,036 shares remained available for grant at fiscal 2020 year-end. At fiscal 2020 year-end, all outstanding stock options and restricted stock units have been issued under plans approved by our shareholders. Following approval of the 2020 Plan by our shareholders on April 27, 2020, there will be no further grants of awards under the 2011 Equity Incentive Plan. However, the 2011 Equity Incentive Plan will continue to govern awards previously granted under it.
Since adoption of the 2011 Plan and the 2020 Plan, no stock options have been granted to employees. No options are outstanding as of fiscal 2020 year-end.
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
Restricted stock awards and restricted stock units are typically subject to vesting restrictions—either time-based, market-based or performance-based conditions for vesting. Until restricted stock vests, shares (including those issuable upon vesting of the applicable restricted stock unit) are generally subject to forfeiture if employment or service to the Company terminates prior to the release of restrictions and cannot be transferred.
•The service-based restricted stock awards generally vest within three years from the date of grant.
•The service-based restricted stock unit awards are generally subject to annual vesting over three years from the date of grant, though from time-to-time, depending upon exceptional circumstances, the Company has granted restricted stock unit awards with one or two year vesting. For example, the initial grants made to new members of the Board of Directors vest over two years and members of the Board of Directors have annual grants tied to their reelection to the Board, which vest on the following February 15.
•The market-based performance restricted stock unit award grants are generally subject to a single vest measurement three years from the date of grant, depending upon achievement of performance measurements based on the performance of the Company's total shareholder returns (as defined in the award) over the performance period compared with the performance of the applicable Russell Index or companies therein (or as otherwise determined by the Compensation and HR Committee).
•The performance restricted stock unit award grants based on goals related to free cash flow target amounts for the fiscal year vested as of fiscal 2020 year-end.
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
The fair values of shares purchased under the employee stock purchase plan for fiscal 2020, 2019, and 2018 were estimated using the following weighted-average assumptions:

	Employee Stock Purchase Plans
	Fiscal
	2020	2019	2018
Expected life in years	0.5	0.5	0.5
Expected volatility	58.0%	47.9%	50.1%
Risk-free interest rate	1.0%	2.4%	1.6%
Weighted average fair value per share	$43.54	$40.77	$64.39
Time-Based Restricted Stock Units
Time-based restricted stock units are fair valued at the closing market price on the date of grant.
Performance Restricted Stock Units
We grant performance restricted stock units to officers and certain employees. The performance restricted stock unit agreements provide for the award of performance stock units with each unit representing the right to receive one share of our common stock to be issued after the applicable award vesting period. The final number of units awarded, if any, for these performance grants will be determined as of the vesting dates, based upon our total shareholder return over the performance period compared to the applicable Russell Index or companies therein and could range from no units to a maximum of twice the initial award units.
The weighted average fair value for the performance units was determined using a Monte Carlo simulation model incorporating the following weighted average assumptions:

	Fiscal
	2020	2019	2018
Risk-free interest rate	0.8%	2.9%	1.7%
Volatility	50.5%	43.7%	37.0%
Weighted average fair value	$161.46	$117.43	$315.05

We recognize the estimated cost of these awards, as determined under the simulation model, over the related service period of approximately 3 years, with no adjustment in future periods based upon the actual shareholder return over the performance period.

In addition, during fiscal 2020, we issued performance restricted stock unit award grants to certain employees with vesting based on goals related to free cash flow target amounts, with the initial fair value determined based on our closing stock price on the date of grant. Such awards were granted to serve as a performance incentive with a pay-for-performance forward-looking free cash flow target for the fiscal year in recognition of the impact of the COVID-19 pandemic. The number of shares issuable under these performance units upon satisfaction of the free cash flow performance criteria is capped at 100% of target. The total stock-based compensation of these awards will be adjusted based on the level of achievement of free cash flow for fiscal 2020. We believe that these awards will vest at 100% of target.

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12. EMPLOYEE STOCK AWARD AND BENEFIT PLANS (continued)
Stock Compensation Expense
The following table shows total stock-based compensation expense and related tax benefits included in the Consolidated Statements of Operations for fiscal 2020, 2019, and 2018 (in thousands):

	Fiscal
	2020	2019	2018
Cost of sales	$5,314	$4,880	$4,403
Research and development	4,478	2,990	3,247
Selling, general and administrative	34,995	28,596	25,088
Income tax benefit	(5,640)	(4,946)	(5,073)
	$39,147	$31,520	$27,665

During fiscal 2020, $6.7 million of stock-based compensation cost was capitalized as part of inventory for all stock plans, $5.3 million was amortized into cost of sales, and $2.8 million remained in inventory at October 3, 2020. During fiscal 2019, $4.8 million of stock-based compensation cost was capitalized as part of inventory for all stock plans, $4.8 million was amortized into cost of sales, and $1.5 million remained in inventory at September 28, 2019.
At fiscal 2020 year-end, the total compensation cost related to unvested stock-based awards granted to employees under our stock plans but not yet recognized was approximately $37.7 million. We do not estimate forfeitures and account for them as they occur. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 1.5 years.
The stock option exercise tax benefits, if any, are reported in the statement of cash flows. The tax benefits result from tax deductions in excess of the stock-based compensation cost recognized and are determined on a grant-by-grant basis. We adopted the new accounting standard on share-based compensation in the first quarter of fiscal 2018. As a result, we recognized net excess tax benefits from stock award exercises and restricted stock unit vesting as a discrete tax benefit, which reduced the provision for income taxes by $0.9 million, $2.5 million, and $12.8 million for fiscal 2020, 2019, and 2018, respectively.
Stock Awards Activity
At each of fiscal 2019 and 2018 year-end, we had 24,000 shares subject to vested stock options outstanding. The vested stock options were exercised in fiscal 2020 and none are outstanding at fiscal 2020 year-end.

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12. EMPLOYEE STOCK AWARD AND BENEFIT PLANS (continued)
The following table summarizes the activity of our time-based and performance restricted stock units for fiscal 2020, 2019, and 2018 (in thousands, except per share amounts):

	Time Based Restricted Stock Units		Performance Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested stock at September 30, 2017	399	$118.83	176	$105.34
Granted	99	254.20	78	315.05
Vested (1)	(213)	88.45	(95)	70.57
Forfeited	(6)	119.66	—	—
Nonvested stock at September 29, 2018	279	$155.24	159	$155.76
Granted	195	128.25	105	117.43
Vested(1)	(169)	127.90	(131)	74.48
Forfeited	(10)	170.97	—	—
Nonvested stock at September 28, 2019	295	$152.47	133	$184.26
Granted	284	141.05	84	152.96
Vested(1)	(150)	150.91	(81)	163.17
Forfeited	(10)	169.92	—	—
Nonvested stock at October 3, 2020	419	$144.87	136	$177.54
__________________________________________
(1)Service-based restricted stock units vested during each fiscal year. Performance-based restricted stock units included at 100% of target goal. Under the terms of the market-based awards, the recipient may earn between 0% and 200% of the award. Under the terms of the performance-based awards based on free cash flow targets, the recipient may earn between 0% and 100% of the award.
Restricted Stock Units are converted into the right to receive common stock upon vesting; prior to issuance, the Company permits the employee holders to satisfy their tax withholding requirements by net settlement, whereby the Company withholds a portion of the shares to cover the applicable taxes based on the fair market value of the Company's stock at the vesting date. The number of shares withheld to cover tax payments was 88,000 in fiscal 2020, 120,000 in fiscal 2019, and 131,000 in fiscal 2018; tax payments made were $13.5 million, $15.2 million, and $36.3 million, respectively.

13. COMMITMENTS AND CONTINGENCIES
Indemnifications
In the normal course of business, we enter into agreements that contain a variety of representations and warranties and provide for general indemnification. Exposure under these agreements is unknown because claims may be made against us in the future and we may record charges in the future as a result of these indemnification obligations. As of October 3, 2020, we did not have any material indemnification claims that were probable or reasonably possible.
Commitments
We maintain commitments to purchase inventory from our suppliers as well as fixed assets, services and other assets in the ordinary course of business. As of October 3, 2020, we had total estimated significant purchase commitments for inventory of approximately $33.7 million and significant purchase obligations for fixed assets and services of $50.8 million.
Legal Proceedings
We are subject to legal claims and litigation arising in the ordinary course of business, such as contract-related, product sales and servicing, real estate, product liability, regulatory matters, employment or intellectual property claims.

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. COMMITMENTS AND CONTINGENCIES (continued)

Although we do not expect that such claims and litigation will ultimately have a material adverse effect on our consolidated financial position, results of operations or cash flows, an adverse result in one or more matters could negatively affect our results in the period in which they occur, or in future periods.
The United States and many foreign governments impose tariffs and duties on the import and export of certain products we sell and purchase. From time to time our customs compliance, product classifications, duty calculations, and payments are reviewed or audited by government agencies. Any adverse result in such a review or audit could negatively affect our results in the period in which they occur, or in future periods.
German authorities are currently investigating an export compliance matter involving one of our German subsidiaries involving four former employees (whose employment was terminated following our discovery of this matter). While under German law the subsidiary can be held liable for certain infringements by its employees of German export control laws we believe that this matter involves less than approximately 1.5 million Euros in transactions in the period currently under investigation and do not believe that the final resolution of this matter will be material to our consolidated financial position, results of operations or cash flows. However, the German government investigation is ongoing and it is possible that substantial payments, fines, penalties or damages could result. Even though we do not currently expect this matter to be material to our consolidated financial position, results of operations or cash flows, circumstances could change as the investigation progresses.

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

On February 5, 2020, our board of directors authorized a stock repurchase program authorizing the Company to repurchase up to $100.0 million of our common stock through January 31, 2021.We made no repurchases under the program during fiscal 2020.

15. OTHER INCOME (EXPENSE), NET
Other income (expense) includes other-net which is comprised of the following (in thousands):

	Fiscal
	2020	2019	2018
Foreign exchange loss	$(3,486)	$(5,774)	$(11,286)
Gain on deferred compensation investments, net (Note 12)	6,099	1,140	4,835
Other	828	(410)	(735)
Other—net	$3,441	$(5,044)	$(7,186)

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16. INCOME TAXES
The provision for (benefit from) income taxes on income (loss) from continuing operations before income taxes consists of the following (in thousands):

	Fiscal
	2020	2019	2018
Currently payable:
Federal	$(1,660)	$1,995	$1,163
State	471	557	114
Foreign	1,176	13,448	107,487
	(13)	16,000	108,764
Deferred and other:
Federal	(2,343)	(407)	26,334
State	(1,605)	516	(489)
Foreign	(24,623)	(9,886)	(20,414)
	(28,571)	(9,777)	5,431
Provision for (benefit from) income taxes	$(28,584)	$6,223	$114,195
The components of income from continuing operations before income taxes consist of (in thousands):

	Fiscal
	2020	2019	2018
United States	$(98,900)	$54,480	$65,272
Foreign	(343,823)	5,568	296,283
Income (loss) from continuing operations before income taxes	$(442,723)	$60,048	$361,555
The reconciliation of the income tax expense (benefit) at the U.S. Federal statutory rate (21.0% in fiscal 2020, 21.0% in fiscal 2019, and 24.5% in fiscal 2018) to actual income tax expense is as follows (in thousands):

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16. INCOME TAXES (continued)

	Fiscal
	2020	2019	2018
Federal statutory tax expense (benefit)	$(92,972)	$12,610	$88,684
Valuation allowance	15,231	7,925	4,263
Taxes on foreign earnings at rates greater (less) than U.S. rates, net	(27,041)	(8,210)	8,417
Stock-based compensation	3,640	556	(8,536)
State income taxes, net of federal income tax benefit	(1,249)	1,131	(373)
Research and development credit	(4,350)	(3,665)	(6,972)
Deferred compensation	(564)	(206)	(560)
Release of unrecognized tax benefits	(20,027)	(6,688)	(352)
Release of interest accrued for unrecognized tax benefits	(4,232)	(205)	(156)
Reversal of competent authority	8,552	—	—
U.S. tax reform impact	—	—	26,653
Deferred taxes on foreign earnings	1,303	1,215	—
Write-off of withholding tax credits	—	1,134	—
Goodwill impairment	89,962	—	—
Other, net	3,163	626	3,127
Provision for (benefit from) income taxes	$(28,584)	$6,223	$114,195
Effective tax rate	6.5%	10.4%	31.6%

Our effective tax rate on loss from continuing operations before income taxes for fiscal 2020 of 6.5% was lower than the U.S. federal tax rate of 21.0%. Our effective tax rate benefit for fiscal 2020 was unfavorably impacted primarily due to the impairment of goodwill that is not deductible for tax purposes and the establishment of valuation allowances for certain deferred tax assets. These unfavorable impacts were partially offset primarily from the release of unrecognized tax benefits net of settlements and competent authority offsets and losses in foreign jurisdictions subject to tax rates that are higher than the U.S. tax rates.
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
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was enacted and signed into law. U.S. GAAP rules require recognition of the tax effects of new legislation during the reporting period that includes the enactment date. The tax relief measures for businesses include a five-year net operating loss ("NOL") carryback for any NOL generated in a taxable year beginning after December 31, 2017 and before January 1, 2021, suspension of the 80% limitation of NOL utilization for taxable years beginning before 2021, changes in the deductibility of interest, acceleration of alternative minimum tax credit refunds, payroll tax relief, and technical corrections allowing accelerated deductions for qualified improvement property. The CARES Act also provided other non-tax benefits, including employee retention credits, to assist businesses impacted by the pandemic. There is no material impact of the tax benefits under the CARES Act on our consolidated financial statements.
Coherent Singapore made an additional capital contribution to Coherent Korea in 2019 to take advantage of the High-Tech tax exemption provided by the Korean authorities. The High-Tech tax exemption is effective retroactively to the beginning of fiscal 2019 and the amount was used entirely in that year. There was no additional benefit available for fiscal 2020. For fiscal 2019, the tax exemption decreased Coherent Korea income taxes by approximately $2.4 million and the benefit of the tax holiday on net income (loss) per diluted share was $0.10.

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16. INCOME TAXES (continued)
In October 2016, Coherent Singapore received an amended Pioneer Status tax exemption from the Singapore authorities effective from fiscal 2012 through fiscal 2021. The tax holiday continues to be conditional upon our meeting certain revenue, business spending and employment thresholds. The impact of this tax exemption decreased Coherent Singapore income taxes by approximately $2.6 million, $3.9 million, and $2.5 million in fiscal 2020, fiscal 2019, and fiscal 2018, respectively. The benefits of the tax holiday on net income (loss) per diluted share were $0.11, $0.16, and $0.10, respectively.
The significant components of deferred tax assets and liabilities were (in thousands):

	Fiscal year-end
	2020	2019
Deferred tax assets:
Reserves and accruals not currently deductible	$28,520	$24,069
Operating loss carryforwards and tax credits	83,447	71,890
Deferred revenue	4,412	986
Depreciation and amortization	14,362	—
Stock-based compensation	4,906	5,649
Competent authority offset to transfer pricing tax reserves	4,283	10,585
Accumulated translation adjustment	2,508	5,459
Retirement and pension	17,982	16,618
Lease liabilities	21,737	—
Other	165	4,423
Total gross deferred tax assets	182,322	139,679
Valuation allowance	(57,707)	(41,491)
Total net deferred tax assets	124,615	98,188
Deferred tax liabilities:
Depreciation and amortization	—	23,625
Deferred tax liabilities on foreign earnings	16,055	14,603
Inventory capitalization	1,394	734
Right of use assets	20,859	—
Total gross deferred tax liabilities	38,308	38,962
Net deferred tax assets	$86,307	$59,226
In determining our fiscal 2020 and 2019 tax provisions under ASC 740, we calculated the deferred tax assets and liabilities for each separate tax entity. We then considered a number of factors including the positive and negative evidence regarding the realization of our deferred tax assets to determine whether a valuation allowance should be recognized with respect to our deferred tax assets. We determined that a valuation allowance was appropriate for a portion of the deferred tax assets of our California and certain state research and development tax credits, foreign tax attributes and foreign net operating losses at fiscal 2020 and 2019 year-ends.
During fiscal 2020, we increased our valuation allowance on deferred tax assets by $16.2 million to $57.7 million, primarily due to the net operating losses generated from certain foreign entities and California research and development tax credits, which are not expected to be recognized. At October 3, 2020, we had U.S. federal deferred tax assets related to research and development credits, foreign tax credits and other tax attributes that can be used to offset federal taxable income in future periods. These credit carryforwards will expire if they are not used within certain time periods. Management determined that there is sufficient positive evidence to conclude that it is more likely than not that sufficient taxable income will exist in the future allowing us to recognize these deferred tax assets.
The net deferred tax asset is classified on the consolidated balance sheets as follows (in thousands):

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16. INCOME TAXES (continued)

	Fiscal year-end
	2020	2019
Non-current deferred income tax assets	$102,028	$87,011
Non-current deferred income tax liabilities	(15,721)	(27,785)
Net deferred tax assets	$86,307	$59,226
We have various tax attribute carryforwards which include the following:
•Foreign gross net operating loss carryforwards are $114.2 million, of which $87.1 million have no expiration date and $27.2 million have various expiration dates beginning in fiscal 2021. Among the total of $114.2 million foreign net operating loss carryforwards, a valuation allowance of $104.3 million has been provided for certain jurisdictions since the recovery of the carryforwards is uncertain. U.S. federal and certain state gross net operating loss carryforwards are $11.8 million and $30.7 million, respectively, which were acquired from our acquisitions. A full valuation allowance against certain state net operating losses of $30.7 million has been recorded.
•U.S. federal R&D credit carryforwards of $38.7 million are scheduled to expire beginning in fiscal 2025. California R&D credit carryforwards of $34.0 million have no expiration date. A total of $28.8 million valuation allowance, before U.S. federal benefit, has been recorded against California R&D credit carryforwards of $34.0 million since the recovery of the carryforwards is uncertain. Other states R&D credit carryforwards of $3.6 million are scheduled to expire beginning in fiscal 2021. A valuation allowance totaling $1.9 million, before U.S. federal benefit, has been recorded against certain state R&D credit carryforwards of $3.6 million since the recovery of the carryforwards is uncertain.
•U.S. federal foreign tax credit carryforwards of $53.4 million are scheduled to expire beginning in fiscal 2022.
We are subject to taxation and file income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. Our most significant tax jurisdictions are the U.S. and Germany. For U.S. federal and German income tax purposes, all years prior to fiscal 2017 and 2011, respectively, are closed to examination. In our other major foreign jurisdictions and our major state jurisdictions, the years prior to fiscal 2014 and 2016, respectively, are closed. Earlier years in our various jurisdictions may remain open for adjustment to the extent that we have tax attribute carryforwards from those years.
In November 2018, Coherent Korea Ltd. received a tax audit notice for fiscal 2016. The audit began in December 2018. The South Korean tax authorities also performed an audit focused on intercompany transfer pricing arrangements for fiscal 2014, 2015, and 2017. In May 2019, the South Korean tax authorities issued transfer pricing assessments for taxes, royalties, and sales commissions. We are in the process of appealing and contesting these assessments through the Competent Authority process between South Korea, Germany, and the United States. Accordingly, there is no change to our tax reserves at the time of filing of this annual report. We are continuing to monitor and evaluate this situation. In October 2020, the South Korean tax authorities advised us that they are performing an internal review of our initial and second High-Tech tax exemptions approved in fiscal 2013 and 2016, respectively. The tax authorities requested information to further substantiate the timing of the benefits of our exemptions and this review is currently ongoing.
In Germany, various Coherent and legacy Rofin entities are under audit for the years 2011 through 2016. The timing and the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Management believes that it has adequately provided for any adjustments that may result from tax examinations. We regularly engage in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. Although the timing of resolution, settlement, and closure of audits is not certain, we do not believe it is reasonably possible that our unrecognized tax benefits will materially change in the next 12 months.

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16. INCOME TAXES (continued)
A reconciliation of the change in gross unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

	Fiscal year-end
	2020	2019	2018
Balance as of the beginning of the year	$58,111	$65,882	$47,566
Tax positions related to current year:
Additions	1,410	605	19,033
Tax positions related to prior year:
Additions	86	448	117
Reductions	(17)	(6,071)	—
Lapses in statutes of limitations	(1,211)	(639)	(700)
Decrease in unrecognized tax benefits based on settlement	(19,463)	—	—
Foreign currency revaluation adjustment	591	(2,114)	(134)
Balance as of end of year	$39,507	$58,111	$65,882

As of October 3, 2020, the total amount of gross unrecognized tax benefits including gross interest and penalties was $42.4 million, of which $31.2 million, if recognized, would affect our effective tax rate. In March 2020, German tax authorities completed their transfer pricing audits for certain legacy-Rofin German entities for fiscal 2013 through 2016. As a result, we released tax reserves of $17.3 million and reversed deferred tax assets of $8.7 million related to the competent authority offsets associated with the transfer pricing adjustments. In addition, legacy-Rofin U.S. audits for fiscal 2014 through 2016 were completed in fiscal 2020 and we recorded a benefit of $1.6 million. Our total gross unrecognized tax benefit, net of certain deferred tax assets is classified as a long-term taxes payable in the consolidated balance sheets. We include interest and penalties related to unrecognized tax benefits within the provision for income taxes. As of October 3, 2020, the total amount of gross interest and penalties accrued was $2.9 million and it is classified as Other long-term liabilities in the consolidated balance sheets. As of September 28, 2019, we had accrued $5.8 million for the gross interest and penalties and it is classified as Other long-term liabilities in the consolidated balance sheets.
A summary of the fiscal tax years that remain subject to examination, as of October 3, 2020, for our major tax jurisdictions is:

United States—Federal	2017—forward
United States—Various States	2016—forward
Netherlands	2014—forward
Germany	2011—forward
Japan	2014—forward
South Korea	2015—forward
United Kingdom	2018—forward

17. DEFINED BENEFIT PLANS
 As a result of the Rofin acquisition in fiscal 2017, we assumed all assets and liabilities of Rofin's defined benefit plans for the Rofin-Sinar Laser, GmbH ("RSL") and Rofin-Sinar Inc. ("RS Inc.") employees. The U.S. plan began in fiscal 1995 and is partially funded. Any new employees hired after January 1, 2007, are not eligible for the RS Inc. pension plan. As is the customary practice with German companies, the German pension plan is unfunded. Any new employees hired after 2000 are not eligible for the RSL pension plan. The measurement date of these pension plans is September 30 and actuarial gains and losses are deferred into OCI and amortized over future periods.
Effective January 1, 2012, the RS Inc. defined benefit plan was amended to exclude highly compensated employees, as defined by the Internal Revenue Service, from receiving future years of service under the RS Inc. defined benefit plan. A non-

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
17. DEFINED BENEFIT PLANS (continued)

qualified defined benefit plan was created to replace the benefits lost by the employees that were otherwise excluded from the qualified defined benefit plan. Effective August 31, 2018, both the RS Inc. plans were amended to freeze all future compensation benefit accruals. During fiscal 2020, we opened a lump sum payment election window for the RS Inc. defined benefit plan to allow certain participants the option to receive the entire value of their benefit as a single lump sum payment, resulting in payments of $1.0 million.
In addition, we have defined benefit plans in South Korea, Japan, Spain, and Italy, covering all full-time employees with at least one year of service, and a defined benefit plan in Germany covering two individuals. As is the customary practice with European and Asian companies, the plans are unfunded, with the exception of the Spanish plan which is partially funded. We have elected to recognize all actuarial gains and losses on these plans immediately, as incurred. The measurement date of these defined benefit plans is September 30.
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
Components of net periodic cost are as follows for fiscal 2020, 2019, and 2018 (in thousands):

	Fiscal
	2020	2019	2018
Service cost	$2,153	$1,955	$2,262
Interest cost	857	1,308	1,230
Expected return on plan assets	(682)	(817)	(787)
Recognized net actuarial (gain) loss	(690)	470	240
Foreign exchange impacts	66	(79)	(56)
Recognition of curtailment gain due to plan freeze	—	—	(1,236)
Net periodic pension cost	$1,704	$2,837	$1,653

The service cost component of net periodic costs is included in selling, general and administrative ("SG&A") expenses, and the interest costs, net actuarial (gain) loss and other components are included in Other-net within other income (expense) in the consolidated statements of operations.

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
17. DEFINED BENEFIT PLANS (continued)

The changes in projected benefit obligations and plan assets, as well as the ending balance sheet amounts for our defined benefit plans, are as follows (in thousands):

	Fiscal 2020	Fiscal 2019
Change in benefit obligation:
Projected benefit obligation at beginning of year	$60,437	$51,499
Service cost	2,153	1,955
Interest cost	857	1,308
Assumption change	(1,783)	9,505
Experience (gain) loss	22	(308)
Foreign exchange rate impacts	2,433	(1,889)
Benefits paid – total	(3,010)	(1,633)
Settlement gain	(502)	—
Projected benefit obligation at end of year	$60,607	$60,437

Projected benefit obligation at end of year:
U.S. plans	$18,775	$18,892
Foreign plans	41,832	41,545
Projected benefit obligation at end of year	$60,607	$60,437

Change in plan assets:
Fair value of plan assets at beginning of year	$12,997	$12,486
Actual return on plan assets	1,218	539
Employer contributions	208	455
Benefits paid – funded plan	(1,522)	(483)
Fair value of plan assets at end of year	$12,901	$12,997

Fair value of plan assets at end of year:
U.S. plans	$12,645	$12,766
Foreign plans	256	231
Fair value of plan assets at end of year	12,901	12,997
Unfunded status at end of year	$(47,706)	$(47,440)

Amounts recognized in the consolidated balance sheet:
Accrued benefit liability – current	$(1,896)	$(1,578)
Accrued benefit liability – non current	(45,810)	(45,862)
Accumulated other comprehensive (gain) loss (pre-tax)	456	2,590

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
17. DEFINED BENEFIT PLANS (continued)

The information for plans with an accumulated benefit obligation in excess of plan assets is as follows (in thousands):

	Fiscal year-end
	2020	2019
Projected benefit obligation	$60,607	$60,437
Accumulated benefit obligation	56,847	55,941
Fair value of plan assets	12,901	12,997
The weighted-average rates used to determine the net periodic benefit costs are as follows:

	Fiscal 2020	Fiscal 2019
Discount rate:
U.S.	2.3%	3.0%
Foreign	1.2%	0.8%
Expected return on plan assets:
U.S.	5.0%	5.8%
Rate of compensation increase
U.S.	—%	—%
Foreign	2.2%	2.1%
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

Expected benefit payments for each of the next five fiscal years and the five years aggregated thereafter is as follows (in thousands):

Amount
2021	$2,597
2022	3,009
2023	2,492
2024	2,863
2025	2,942
2026-2030	16,329
Total	$30,232

Our pension plan asset allocations at October 3, 2020 and September 28, 2019 by asset category are as follows:

	Allocation
	Target	Fiscal 2020	Fiscal 2019
Equity securities	30%	32%	33%
Debt securities	70%	68%	67%
Total plan assets	100%	100%	100%
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
17. DEFINED BENEFIT PLANS (continued)

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
The fair values of our pension plan assets, by level within the fair value hierarchy, at October 3, 2020 are as follows:

Asset categories	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market	$469	$—	$—	$469
Equity securities:
Small cap	—	50	—	50
Mid cap	—	143	—	143
Large cap	—	293	—	293
Total market stock	—	2,140	—	2,140
International	—	1,166	—	1,166
Emerging markets	—	197	—	197
Debt securities:
Bonds and mortgages	—	3,323	—	3,323
Inflation protected	—	—	—	—
High yield	—	272	—	272
Liability driven investments	—	4,848	—	4,848
Total plan assets	$469	$12,432	$—	$12,901
The fair values of our pension plan assets, by level within the fair value hierarchy, at September 28, 2019 are as follows:

Asset categories	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market	$503	$—	$—	$503
Equity securities:
Small cap	—	135	—	135
Mid cap	—	250	—	250
Large cap	—	751	—	751
Total market stock	—	1,689	—	1,689
International	—	1,276	—	1,276
Emerging markets	—	204	—	204
Debt securities:
Bonds and mortgages	—	3,110	—	3,110
Inflation protected	—	634	—	634
High yield	—	634	—	634
Liability driven investments	—	$3,811	—	3,811
Total plan assets	$503	$12,494	$—	$12,997

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
18. SEGMENT AND GEOGRAPHIC INFORMATION
At October 3, 2020, we were organized into two reporting segments, OLS and ILS, based upon our organizational structure and how the CODM receives and utilizes information provided to allocate resources and make decisions. This segmentation reflects the go-to-market strategies and synergies for our broad portfolio of laser technologies and products. While both segments deliver cost-effective, highly reliable photonics solutions, the OLS business segment is focused on high performance laser sources and complex optical sub-systems, typically used in microelectronics manufacturing, medical diagnostics, and therapeutic applications, as well as in scientific research. Our ILS business segment delivers high performance laser sources, sub-systems, and tools primarily used for industrial laser materials processing, serving important end markets like automotive, machine tools, consumer goods, and medical device manufacturing.

We have identified OLS and ILS as operating segments for which discrete financial information is available. Both units have dedicated engineering, manufacturing, product business management, and product line management functions. A small portion of our outside revenue is attributable to projects and recently developed products for which a segment has not yet been determined. The associated direct and indirect costs are presented in the category of Corporate and other, along with other corporate costs as described below.

Our Chief Executive Officer has been identified as the CODM, as he assesses the performance of the segments and decides how to allocate resources to the segments. Income (loss) from continuing operations is the measure of profit and loss that our CODM uses to assess performance and make decisions. Assets by segment are not a measure used to assess the performance of the company by the CODM and thus are not reported in our disclosures. Income (loss) from continuing operations represents the net sales less the cost of sales and direct operating expenses incurred within the operating segments as well as allocated expenses such as shared sales and manufacturing costs. We do not allocate certain operating expenses to our operating segments and we manage them at the corporate level. These unallocated costs include stock-based compensation and corporate functions (certain research and development, management, finance, legal, and human resources) and are included in the results below under Corporate and other in the reconciliation of operating results. Management does not consider unallocated Corporate and other costs in its measurement of segment performance.

The following table provides net sales and income (loss) from continuing operations for our operating segments and a reconciliation of our total income (loss) from continuing operations to income (loss) from continuing operations before income taxes (in thousands):

	Fiscal
	2020	2019	2018
Net sales:
OEM Laser Sources	$758,929	$886,676	$1,259,477
Industrial Lasers & Systems	470,070	543,964	643,096
Total net sales	$1,228,999	$1,430,640	$1,902,573
Income (loss) from continuing operations:
OEM Laser Sources	$169,883	$239,073	$469,835
Industrial Lasers & Systems (1)	(518,186)	(93,133)	(3,687)
Corporate and other	(81,877)	(62,845)	(73,131)
Total income (loss) from continuing operations	(430,180)	83,095	393,017
Total other expense, net	(12,543)	(23,047)	(31,462)
Income (loss) from continuing operations before income taxes	$(442,723)	$60,048	$361,555
(1) The fiscal 2020 loss includes non-cash pre-tax goodwill impairment charges of $327.2 million as well as non-cash pre-tax charges related to the impairment of intangible assets, property, plant and equipment and ROU assets of $33.9 million, $85.6 million, and $1.8 million, respectively. See Note 8, "Goodwill and Intangible Assets" in the Notes to Consolidated Financial Statements and Note 11, "Leases" in the Notes to Consolidated Financial Statements under Item 8 of this annual report.

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. SEGMENT AND GEOGRAPHIC INFORMATION (continued)

Geographic Information
Our foreign operations consist primarily of manufacturing facilities and sales offices in Europe and Asia-Pacific. Sales, marketing, and customer service activities are conducted through sales subsidiaries throughout the world. Geographic sales information for fiscal 2020, 2019, and 2018 is based on the location of the end customer. Geographic long-lived asset information presented below is based on the physical location of the assets at the end of each year.
Sales to unaffiliated customers are as follows (in thousands):

	Fiscal
SALES	2020	2019	2018
United States	$296,102	$339,585	$309,495
Foreign countries:
South Korea	247,461	313,461	652,313
China	196,824	194,653	235,568
Japan	94,068	138,028	180,223
Asia-Pacific, other	94,835	93,389	124,733
Germany	117,170	145,285	166,926
Europe, other	125,739	148,680	171,936
Rest of World	56,800	57,559	61,379
Total foreign countries sales	932,897	1,091,055	1,593,078
Total sales	$1,228,999	$1,430,640	$1,902,573
Long-lived assets, which include all non-current assets other than goodwill, intangibles, non-current restricted cash, our investment in 3D-Micromac AG and deferred taxes, by geographic region, are as follows (in thousands):

	Fiscal year-end
LONG-LIVED ASSETS	2020	2019
United States	$170,412	$151,640
Foreign countries:
Germany	123,019	152,529
Europe, other	35,810	29,815
Asia-Pacific	56,125	39,977
Total foreign countries long-lived assets	214,954	222,321
Total long-lived assets	$385,366	$373,961
Major Customers
We had one major customer who accounted for 17.2%, 16.8%, and 25.8% of consolidated revenue during fiscal 2020, 2019, and 2018, respectively. The customer purchased primarily from our OLS segment.

19. RESTRUCTURING CHARGES
In the first quarter of fiscal 2017, we began the implementation of planned restructuring activities in connection with the acquisition of Rofin. The activities under this plan primarily related to the exiting of our legacy HPFL product line, change of control payments to Rofin officers, the exiting of two product lines acquired in the acquisition of Rofin, realignment of our supply chain due to segment reorganization, and consolidation of sales and distribution offices as well as certain manufacturing sites. These activities resulted in charges primarily for employee termination, other exit related costs associated with the write-off of property and equipment and inventory, and early lease termination costs.
In June 2019, we announced our plans to exit a portion of our HPFL business and consolidate all HPFL manufacturing and engineering functions in our Tampere, Finland facility by transferring certain HPFL activities from our Hamburg, Germany

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
19. RESTRUCTURING CHARGES (continued)
facility. In conjunction with this announcement, we recorded charges in the third and fourth quarters of fiscal 2019 totaling $19.7 million primarily related to write-offs of excess inventory, which is recorded in cost of sales, and estimated severance. We recorded charges in fiscal 2020 of $1.1 million, primarily related to accelerated depreciation and project management consulting.
We also vacated our leased facility in Santa Clara at the end of the lease term on July 31, 2020 and combined operations into our owned Santa Clara headquarters. We did not incur material expenses in fiscal 2019 related to this project. We incurred costs in fiscal 2020 of $1.5 million, primarily related to accelerated depreciation. We also incurred costs in fiscal 2020 of $0.1 million for other projects.
In the fourth quarter of fiscal 2020, we began a restructuring program in our ILS segment which includes management reorganizations, the planned closure of certain manufacturing sites, and the right-sizing of global sales, service, order admin, marketing communication and certain administrative functions, among others. In the fourth quarter of fiscal 2020, we incurred costs of $2.6 million, primarily related to severance.
The following table presents our current liability as accrued on our balance sheets for restructuring charges. The table sets forth an analysis of the components of the restructuring charges and payments and other deductions made against the accrual for fiscal 2020 and fiscal 2019 (in thousands):

	Severance Related	Asset Write-Offs	Other	Total
Balances, September 29, 2018	$836	$—	$286	$1,122
Provision	9,172	12,609	940	22,721
Payments and other	(1,729)	(12,609)	(1,011)	(15,349)
Balances, September 28, 2019	8,279	—	215	8,494
Provision	2,468	2,194	629	5,291
Payments and other	(8,136)	(2,194)	(614)	(10,944)
Balances, October 3, 2020	$2,611	$—	$230	$2,841
At October 3, 2020, $2.8 million of accrued severance related and other costs were included in other current liabilities. The asset write-offs for accelerated depreciation and other costs in fiscal 2020 primarily related to the exit of a portion of our HPFL business in Hamburg, Germany, and costs to vacate our leased facility in Santa Clara and combine operations into our owned Santa Clara headquarters. The severance related costs in fiscal 2020 primarily related to the restructuring program that began in the fourth quarter of fiscal 2020. The severance related, asset write-offs of inventory and other costs in fiscal 2019 primarily related to the exit of a portion of our HPFL business in Hamburg, Germany. The severance related, asset write-offs of inventory and other costs in fiscal 2019 other than those related to the exit of a portion of our HPFL business in Hamburg, Germany primarily related to the consolidation of certain manufacturing sites.
By segment, $3.9 million and $21.9 million of restructuring costs were incurred in the ILS segment and $1.4 million and $0.8 million were incurred in the OLS segment in fiscal 2020 and 2019, respectively. Restructuring charges are recorded in cost of sales, research and development and selling, general and administrative expenses in our consolidated statements of operations.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Summarized quarterly financial data for the years ended October 3, 2020 and September 28, 2019 are as follows (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2020:
Net sales	$320,771	$293,147	$298,330	$316,751
Gross profit	109,253	94,111	95,277	112,233
Net income (loss)	5,793	(418,913)	(8,708)	7,689
Net income (loss) per basic share	$0.24	$(17.39)	$(0.36)	$0.32
Net income (loss) per diluted share	$0.24	$(17.39)	$(0.36)	$0.32
Fiscal 2019:
Net sales	$383,146	$372,860	$339,170	$335,464
Gross profit	149,350	130,717	98,003	108,395
Net income (loss)	35,550	20,750	(3,099)	624
Net income (loss) per basic share	$1.46	$0.86	$(0.13)	$0.03
Net income (loss) per diluted share	$1.45	$0.85	$(0.13)	$0.03

STATEMENT OF MANAGEMENT RESPONSIBILITY
Management is responsible for the preparation, integrity, and objectivity of the Consolidated Financial Statements and other financial information included in the Company's 2020 Annual Report on Form 10-K. The Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles and reflect the effects of certain estimates and judgments made by management. It is critical for investors and other readers of the Consolidated Financial Statements to have confidence that the financial information that we provide is timely, complete, relevant and accurate.
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
Our Consolidated Financial Statements as of and for the year ended October 3, 2020 have been audited by Deloitte & Touche LLP, an independent registered public accounting firm. Their audit was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and included an integrated audit under such standards.
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

/s/ ANDREAS W. MATTES	/s/ KEVIN S. PALATNIK
Andreas W. Mattes President and Chief Executive Officer	Kevin S. Palatnik Executive Vice President and Chief Financial Officer

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
Management assessed the effectiveness of our internal control over financial reporting as of October 3, 2020, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on the assessment by management, we determined that our internal control over financial reporting was effective as of October 3, 2020. The effectiveness of our internal control over financial reporting as of October 3, 2020 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report which appears below.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended October 3, 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Coherent, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Coherent, Inc. and subsidiaries (the "Company") as of October 3, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 3, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended October 3, 2020, of the Company and our report dated December 1, 2020, expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph related to the Company’s change in method of accounting for leases in fiscal year 2020 due to adoption of Financial Accounting Standards Board ("FASB") Topic 842, Leases.
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
December 1, 2020

ITEM 9B.    OTHER INFORMATION
Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding (i) our directors will be set forth under the caption "Proposal One —Election of Directors—Nominees," (ii) compliance with Section 16(a) of the Securities Act of 1933, as amended, will be set forth under the caption "Delinquent Section 16(a) Reports," if applicable, (iii) the process for stockholders to nominate directors will be set forth under the caption "Proposal One—Election of Directors—Process for Recommending Candidates for Election to the Board of Directors," (iv) our audit committee and audit committee financial expert will be set forth under the caption "Proposal One—Election of Directors—Board Meetings and Committees—Audit Committee" and (v) our executive officers will be set forth under the caption "Our Executive Officers" in our proxy statement for use in connection with our upcoming Annual Meeting of Stockholders to be held in 2021 (the "2021 Proxy Statement") and is incorporated herein by reference or will be included in a Form 10-K/A as an amendment to this Form 10-K. The 2021 Proxy Statement or Form 10-K/A will be filed with the SEC within 120 days after the end of our fiscal year.
Business Conduct Policy
We have adopted a worldwide Business Conduct Policy that applies to the members of our Board of Directors, executive officers and other employees. This policy is posted on our Website at www.coherent.com and may be found as follows:
1.From our main Web page, first click on "Company".
2.Next, click on "Business Conduct Policy".
We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Business Conduct Policy by posting such information on our Website, at the address and location specified above.
Stockholders may request free printed copies of our worldwide Business Conduct Policy from:
Coherent, Inc.
Attention: Investor Relations
5100 Patrick Henry Drive
Santa Clara, California 95054

ITEM 11.    EXECUTIVE COMPENSATION
Information regarding (i) executive officer and director compensation will be set forth under the captions "Election of Directors—Director Compensation" and "Executive Officers and Executive Compensation" and (ii) compensation committee interlocks will be set forth under the caption "Executive Officers and Executive Compensation—Compensation Committee Interlocks and Insider Participation and Committee Independence" in our 2021 Proxy Statement and is incorporated herein by reference or will be included in a Form 10-K/A as an amendment to this Form 10-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding (i) equity compensation plan information will be set forth under the caption "Equity Compensation Plan Information" and (ii) security ownership of certain beneficial owners and management will be set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in our 2021 Proxy Statement and is incorporated herein by reference or will be included in a Form 10-K/A as an amendment to this Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this item will be set forth under the caption "Certain Relationships and Related Party Transactions" in our 2021 Proxy Statement and is incorporated herein by reference or will be included in a Form 10-K/A as an amendment to this Form 10-K.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item will be included under the caption "Ratification of the Appointment of Deloitte & Touche LLP as Independent Registered Public Accounting Firm-Principal Accounting Fees and Services" in our 2021 Proxy Statement and is incorporated herein by reference or will be included in a Form 10-K/A as an amendment to this Form 10-K.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.Consolidated Financial Statement Schedules
Financial statement schedules have been omitted because they are either not required, not applicable or the information required to be set forth therein is included in the Consolidated Financial Statements hereto.
2.Exhibits
EXHIBIT INDEX

		Incorporated by reference herein
Exhibit Numbers		Form	Exhibit No.	Filing Date	File No.
3.1	Restated and Amended Certificate of Incorporation	10-K	3.1	December 28, 1990	000-05255
3.2	Certificate of Amendment of Restated and Amended Certificate of Incorporation of Coherent, Inc.	10-K	3.2	December 18, 2002	000-05255
3.3	Bylaws of Coherent, Inc. as amended and restated on January 28, 2018	8-K	3.1	January 31, 2018	001-33962
4.1	Description of Capital Stock	10-K	4.1	November 26, 2019	001-33962
10.1‡	Form of Indemnification Agreement	10-K	10.18	December 15, 2010	001-33962
10.2‡	Amended and Restated Employee Stock Purchase Plan	S-8	10.1	June 12, 2012	333-182074
10.3‡	Change of Control and Leadership Change Severance Plan, as amended and restated effective April 13, 2019	10-Q	10.1	May 8, 2019	001-33962
10.4‡	Variable Compensation Plan, as amended	10-K	10.7	November 30, 2011	001-33962
10.5‡	Supplementary Retirement Plan	10-Q	10.5	May 10, 2006	000-05255
10.6‡	2005 Deferred Compensation Plan	10-Q	10.1	February 8, 2012	001-33962
10.7‡	2011 Equity Incentive Plan	S-8	10.1	May 6, 2011	333-174019
10.8‡	2011 Equity Incentive Plan-Form of RSU Agreement for members of the Board of Directors	10-Q	10.1	August 10, 2011	001-33962
10.9‡	2011 Equity Incentive Plan-Form of Option Agreement for members of the Board of Directors	10-Q	10.2	August 10, 2011	001-33962
10.10‡	2011 Equity Incentive Plan-Form of Time-Based RSU Agreement	10-K	10.23	November 30, 2011	001-33962
10.11‡	2011 Equity Incentive Plan-Form of Performance RSU Agreement	10-K	10.11	November 26, 2019	001-33962
10.12‡	2011 Equity Incentive Plan-Form of Global RSU Agreement	10-K	10.12	November 27, 2018	001-33962
10.13‡	2011 Equity Incentive Plan-Form of Global Performance RSU Agreement	10-K	10.13	November 26, 2019	001-33962
10.14‡	Equity Incentive Plan	S-8	99.1	April 27, 2020	333-237855
10.15‡	Equity Incentive Plan – Form of Global Restricted Stock Unit Agreement	10-Q	10.2	August 12, 2020	001-33962
10.16‡	Equity Incentive Plan – Form of Performance Restricted Stock Unit Agreement	10-Q	10.3	August 12, 2020	001-33962
10.17‡	Employment Agreement dated March 31, 2020 between Andreas W. Mattes and the Company	8-K	10.1	April 6, 2020	001-33962
10.18‡	Offer letter with Thomas Merk	10-Q	10.3	February 9, 2017	001-33962
10.19‡	Managing director agreement with Thomas Merk	10-Q	10.4	February 9, 2017	001-33962
10.20‡	CEO Transition and Retirement Agreement, dated April 13, 2019, between the Company and John Ambroseo	10-Q	10.2	May 8, 2019	001-33962
10.21‡	Transition Agreement and Release, dated February 4, 2019, between the Company and Paul Sechrist	10-Q	10.2	February 6, 2019	001-33962
10.22‡	Offer letter with Kevin Palatnik	10-Q	10.3	February 10, 2016	001-33962
10.23**	Executive Transition Services Agreement, dated August 20, 2020, between the Company and Kevin Palatnik
10.24	Credit Agreement, dated as of November 7, 2016, by and among Coherent, Inc., Coherent Holding GmbH, the guarantors from time to time party thereto, the lenders from time to time party thereto, Barclays Bank PLC, as Administrative Agent and L/C Issuer, Bank of America, N.A., as L/C Issuer, and The Bank of Tokyo-Mitsubishi UJF, Ltd., as L/C Issuer	8-K	10.1	November 8, 2016	001-33962

Incorporated by reference herein
Exhibit Numbers		Form	Exhibit No.	Filing Date	File No.
10.25	Amendment No. 1 and Waiver to Credit Agreement, dated as of May 8, 2017, by and among Coherent, Inc., Coherent Holding GmbH, the Guarantors party thereto, the Lenders party thereto and Barclays Bank PLC, as Administrative Agent	8-K	10.1	May 9, 2017	001-33962
10.26	Amendment No. 2 to Credit Agreement, dated as of July 5, 2017, by and among Coherent, Inc., Coherent Holding GmbH, the Guarantors party thereto and Barclays Bank PLC as Administrative Agent	10-Q	10.2	August 9, 2017	001-33962
21.1	Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see signature page)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
__________________________________________

‡	Identifies management contract or compensatory plans or arrangements required to be filed as an exhibit.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COHERENT, INC.
Date:	December 1, 2020	/s/ ANDREAS W. MATTES
By: Andreas W. Mattes
President and Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Andreas W. Mattes and Kevin S. Palatnik, and each of them individually, as his attorney-in-fact, each with full power of substitution, for him in any and all capacities to sign any and all amendments to this annual report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his or her substitute, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ ANDREAS W. MATTES
Andreas W. Mattes (Director and Principal Executive Officer)	December 1, 2020 Date
/s/ KEVIN S. PALATNIK
Kevin S. Palatnik (Principal Financial and Accounting Officer)	December 1, 2020 Date
/s/ JAY T. FLATLEY
Jay T. Flatley (Director)	December 1, 2020 Date
/s/ PAMELA FLETCHER
Pamela Fletcher (Director)	December 1, 2020 Date
/s/ BEVERLY KAY MATTHEWS
Beverly Kay Matthews (Director)	December 1, 2020 Date
/s/ MICHAEL R. MCMULLEN
Michael R. McMullen (Director)	December 1, 2020 Date
/s/ GARRY W. ROGERSON
Garry W. Rogerson (Director)	December 1, 2020 Date
/s/ STEVE SKAGGS
Steve Skaggs (Director)	December 1, 2020 Date
/s/ SANDEEP VIJ
Sandeep Vij (Director)	December 1, 2020 Date