Form 10-K/A
period 2020-10-03
COHERENT INC
filed 2021-02-01
CIK 21510

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

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

As of January 22, 2021, 24,447,453 shares of common stock were outstanding.

DOCUMENT INCORPORATED BY REFERENCE

None.

Explanatory Note

Coherent, Inc. (“we,” “us,” “our,” “Company,” or “Coherent”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to amend our Annual Report on Form 10-K for the fiscal year ended October 3, 2020 (“Original Filing”), originally filed with the U.S. Securities and Exchange Commission (“SEC”) on December 1, 2020 (“Original Filing Date”), solely to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such proxy statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to include the Part III information in our Form 10-K because we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original Filing. The reference on the cover page of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing has been deleted. This Amendment No. 1 hereby amends and restates in its entirety the cover page and Items 10 through 14 of Part III of the Original Filing.

Pursuant to Rule 12b-15 under the Exchange Act, this Amendment No. 1 also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV is amended to include the currently dated certifications as exhibits.

Except as expressly noted in this Amendment No. 1, this Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date or modify or otherwise update any other disclosures contained in the Original Filing, including, without limitation, the financial statements. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing.

1

PART III

ITEM 10.     Directors, Executive Officers and Corporate Governance

Our Directors

The names of our directors and certain information about them as of January 22, 2021 is set forth below. The term of office of each director will continue until our next annual meeting of stockholders or until a successor has been elected and qualified or until his or her earlier resignation or removal. There are no arrangements or understandings between any director or executive officer and any other person pursuant to which he or she is or was to be selected as a director or officer.

There are no family relationships among directors or executive officers of Coherent. Except as set forth below, each of our directors has been engaged in his or her principal occupation set forth below during the past five years.

Name	Age	Director Since	Principal Occupation
Jay T. Flatley(1)(2)	68	2011	Chairman of the Board of Illumina, Inc.
Pamela Fletcher(2)	54	2017	Vice President—Global Innovation at General Motors Company
Andreas (“Andy”) W. Mattes	59	2020	President and Chief Executive Officer
Beverly Kay Matthews(3)	62	2019	Retired Partner, Ernst & Young
Michael R. McMullen(2)	59	2018	President and Chief Executive Officer of Agilent Technologies, Inc.
Garry W. Rogerson(1)(3)	68	2004	Former Chief Executive Officer of Advanced Energy Industries, Inc.
Steve Skaggs(1)(3)	58	2013	Former Senior Vice President and Chief Financial Officer of Atmel Corporation
Sandeep Vij(2)	55	2004	Former President and Chief Executive Officer of MIPS Technologies, Inc.

(1)        Member of the Governance and Nominating Committee.

(2)	Member of the Compensation and HR Committee.
(3)	Member of the Audit Committee.

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

Pamela Fletcher. Ms. Fletcher has served as Vice President—Global Innovation at General Motors Company (“GM”), a global automotive company, since October 2018 and was previously Vice President—Global Innovation and R&D Laboratories at GM from January 2019 to February 2020 (for R&D Laboratories). Over a fifteen-plus year career with GM, Ms. Fletcher has served in various roles, including Vice President—Global Electric Vehicle Programs from October 2017 to October 2018; Global Executive Chief Engineer, Autonomous and Electrified Vehicles and New Technology from July 2016 to October 2017; Executive Chief Engineer, Electrified Vehicles from August 2012 to July 2016; Chief Engineer, Chevrolet Volt Propulsion System from 2009 to August 2012; and Assistant Chief Engineer, Hybrid & Electric Propulsion Systems from 2007 to 2008. She holds a B.S. in Engineering from Kettering University and an M.S. in Engineering from Wayne State University.

Ms. Fletcher’s years of executive and management experience in the automotive industry, her knowledge of advanced and emerging automotive technologies, and her years of service as a director of Coherent make her an invaluable member of the Board.

Andy Mattes. Mr. Mattes has served as our Chief Executive Officer and President as well as a member of the Board since April 2020. Prior to joining Coherent and beginning in June 2019, he was a Senior Advisor to McKinsey & Company, a leading global management consulting firm, providing corporate and strategic consulting services to various clients of the firm. From January 2018 to May 2019, he was an independent corporate advisor. From 2013 to December 2017, he was the Chief Executive Officer and a member of the board of directors of Diebold Nixdorf Incorporated, a retail and financial services technology systems company. He also served as its President from 2013 to August 2016. Mr. Mattes was the Senior Vice President, Global Strategic Partnerships at Violin Memory, a computer storage systems company, in 2013. He has also held various senior management positions with Hewlett-Packard Co., a computer technologies company. From 2008 to 2011 he was the Senior Vice President and General Manager of Hewlett Packard’s Enterprise Services for the Americas. From 2006 to 2008 he was Hewlett Packard’s Chief Sales Officer for the Enterprise Business. Mr. Mattes spent the first 20 years of his career (between 1985 and 2005) at Siemens, holding a variety of senior leadership positions. These culminated in his role as chief executive officer of Siemens Communications Inc., USA, in Boca Raton, Florida. He received his Diplom-Kaufmann in business administration from Ludwig Maximilian University.

Mr. Mattes’ decades of experience developing and executing business strategies, his prior executive service in public companies, his extensive international experience, his recent appointment as our President and Chief Executive Officer, and his previous service on the board of another publicly held company make him an invaluable member of the Board.

Beverly Kay Matthews. Ms. Matthews is a certified public accountant (Texas) and retired from Ernst & Young, LLP (“EY”), a global accounting firm, in June 2019, where she served as Vice Chair and Managing Partner of the West Region since 2008. She joined EY in 1983 and held a number of leadership positions, including Chief Operating Officer and Managing Partner of the Americas’ Assurance and Advisory Business Services from 2005 to 2008; Managing Partner of the Assurance Practice of the Gulf Coast Region from 2001 to 2005; Managing Partner of the Austin Office from 1998 to 2001; and served as an audit partner for privately and publicly held companies in the technology, transportation and healthcare industries. She is also a member of the board of directors and audit and compensation committees of SVB Financial Group, the parent company of Silicon Valley Bank, a member of the board of directors and audit committee of Main Street Capital Corporation, and a member of the Texas Tech University Jerry S. Rawls College of Business Advisory Council. Ms. Matthews holds a Bachelors of Business Administration in Accounting from Texas Tech University.

Ms. Matthews’ years in the public accounting industry working with public companies in the technology, transportation and healthcare industries, as well as her service on the boards of other publicly held companies, make her an invaluable member of the Board.

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

Steve Skaggs. Mr. Skaggs has been a private investor since April 2016. He currently also serves as Director and Audit Committee Chair of IDEX Biometrics, ASA.  From May 2013 to April 2016, Mr. Skaggs was Senior Vice President and Chief Financial Officer of Atmel Corporation, a leading supplier of microcontrollers, until its acquisition by Microchip Technology Incorporated. Mr. Skaggs has more than 25 years of experience in the semiconductor industry, including serving as President, Chief Executive Officer and Chief Financial Officer of Lattice Semiconductor, a supplier of programmable logic devices and related software. He was also previously a member of the board of directors of Lattice. Prior to Lattice, Mr. Skaggs was employed by Bain & Company, a global management consulting firm, where he specialized in high technology product strategy, mergers and acquisitions and corporate restructurings. Mr. Skaggs holds an MBA degree from the Harvard Business School and a B.S. degree in Chemical Engineering from the University of California, Berkeley.

Mr. Skaggs’ years of executive and management experience in the high technology industry, including serving as the chief executive officer and chief financial officer of other public companies, his prior service on the board of another publicly held company and his years of service as a director of Coherent make him an invaluable member of the Board.

Sandeep Vij. Mr. Vij has been a private investor since February 2013. Previously, he held the position of President and Chief Executive Officer and was a member of the board of directors of MIPS Technologies, Inc., a leading provider of processor architectures and cores, from January 2010 until its sale in February 2013. In addition, Mr. Vij had been the Vice President and General Manager of the Broadband and Consumer Division of Cavium Networks, Inc., a provider of highly integrated semiconductor products from May 2008 to January 2010. Prior to that, he held the position of Vice President of Worldwide Marketing, Services and Support for Xilinx Inc., a digital programmable logic device provider, from 2007 to April 2008. From 2001 to 2006, he held the position of Vice President of Worldwide Marketing at Xilinx. From 1997 to 2001, he served as Vice President and General Manager of the General Products Division at Xilinx. Mr. Vij joined Xilinx in 1996 as Director of FPGA Marketing. He is a graduate of General Electric’s Edison Engineering Program and Advanced Courses in Engineering. He holds an MSEE from Stanford University and a BSEE from San Jose State University.

Mr. Vij’s years of executive and management experience in the high technology industry, including serving as the chief executive officer of another public company, his service on the board of another publicly held company, and his years of service as a director of Coherent make him an invaluable member of the Board.

Our Executive Officers

The name, age, position and a brief account of the business experience of our executive officers as of January 22, 2021 are set forth below:

Name	Age	Office Held
Andreas (“Andy”) W. Mattes	59	President and Chief Executive Officer
Kevin Palatnik	63	Executive Vice President and Chief Financial Officer
Mark Sobey	60	Executive Vice President and Chief Operating Officer
Bret DiMarco	52	Executive Vice President, Chief Legal Officer and Corporate Secretary

Please see “—Our Directors” above for Mr. Mattes’ biographical information.

Kevin Palatnik. Mr. Palatnik has served as our Executive Vice President and Chief Financial Officer since February 2016. Prior to that from August 2011 until its acquisition by Knowles Corporation in July 2015, Mr. Palatnik served as the Chief Financial Officer of Audience, Inc., a provider of intelligent voice and audio solutions for mobile devices. Prior to that from June 2001 to November 2010, Mr. Palatnik held various roles at Cadence Design Systems, Inc., an electronic design automation software company, including as its senior vice president and chief financial officer. Mr. Palatnik also served as a member of the board of directors and chair of the audit committee of Adesto Technologies, Inc., a provider of innovative, application-specific semiconductors and embedded systems that comprise the essential building blocks of Internet of Things (IoT) edge devices from September 2015 until July 2020 when the company was sold to Dialog Semiconductor. Mr. Palatnik received a B.S. in Industrial Engineering and Operations Research and a M.B.A. from Syracuse University.

Mark Sobey. Dr. Sobey has served as our Executive Vice President and Chief Operating Officer since his appointment on April 6, 2020. Dr. Sobey previously served as our Executive Vice President and General Manager of OEM Laser Sources (OLS) from November 2016 to April 2020, Executive Vice President and General Manager of Specialty Laser Systems (SLS) from April 2010 to November 2016, and Senior Vice President and General Manager of SLS from joining Coherent in July 2007 until April 2010. Prior to Coherent, Dr. Sobey spent over 20 years in the Laser and Fiber Optics Telecommunications industries, including Senior Vice President roles in Product Management at Cymer and Global Sales at JDS Uniphase. He received his PhD in Engineering and BSc in Physics from the University of Strathclyde in Scotland.

Bret DiMarco. Mr. DiMarco has served as our Executive Vice President and Chief Legal Officer since October 2020. Mr. DiMarco previously served as our Executive Vice President and General Counsel from June 2006 to October 2020 and he has served as our Corporate Secretary since February 2007. From February 2003 until May 2006, Mr. DiMarco was a member and from October 1995 until January 2003 was an associate at Wilson Sonsini Goodrich & Rosati, P.C., a law firm. Mr. DiMarco received a Bachelor’s degree from the University of California at Irvine and a Juris Doctorate degree from the Law Center at the University of Southern California. Additionally, Mr. DiMarco is a member and chair of the Nasdaq Listing and Hearing Review Council and an adjunct professor at the University of California, Hastings College of the Law.

Business Conduct Policy

We have adopted a worldwide Business Conduct Policy that applies to the members of our Board of Directors, executive officers and other employees. This policy is posted on our Website at www.coherent.com and may be found as follows:

1.	From our main Web page, first click on “Company”.
2.	Next, click on “Business Conduct Policy”.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Business Conduct Policy by posting such information on our Website, at the address and location specified above.

Stockholders may request free printed copies of our worldwide Business Conduct Policy from:

Coherent, Inc.

Attention: Investor Relations

5100 Patrick Henry Drive

Santa Clara, California 95054

Audit Committee

The Audit Committee consists of directors Skaggs (Chair), Matthews and Rogerson. The Audit Committee held ten (10) meetings during fiscal 2020. Susan James also served on the committee during fiscal 2020 until her retirement from the Board on April 27, 2020. The Board has determined that directors Skaggs, Matthews and Rogerson are “audit committee financial experts” as that term is defined in the rules of the SEC. Among other things, the Audit Committee has the sole authority for appointing and supervising our independent registered public accounting firm and is primarily responsible for approving the services performed by our independent registered public accounting firm and for reviewing and evaluating our accounting principles and our system of internal accounting controls.

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

The Governance and Nominating Committee’s criteria and process for evaluating and identifying the candidates that it approves as director nominees are as follows:

•	the Governance and Nominating Committee regularly reviews the current composition and size of the Board;

•	the Governance and Nominating Committee reviews the qualifications of any candidates who have been properly recommended by a stockholder, as well as those candidates who have been identified by management, individual members of the Board or, if the Governance and Nominating Committee determines, a search firm. Such review may, in the Governance and Nominating Committee’s discretion, include a review solely of information provided to the Governance and Nominating Committee or may also include discussions with persons familiar with the candidate, an interview with the candidate or other actions that the committee deems proper;

•	the Governance and Nominating Committee evaluates the performance of the Board as a whole and evaluates the qualifications of individual members of the Board eligible for re-election at the annual meeting of stockholders;

•	the Governance and Nominating Committee considers the suitability of each candidate, including the current members of the Board, in light of the current size and composition of the Board. Except as may be required by rules promulgated by the Nasdaq Stock Market or the SEC, it is the current belief of the Governance and Nominating Committee that there are no specific, minimum qualifications that must be met by any candidate for the Board, nor are there specific qualities or skills that are necessary for one or more of the members of the Board to possess. In evaluating the qualifications of the candidates, the Governance and Nominating Committee considers many factors, including, issues of character, judgment, independence, age, expertise, diversity of experience, length of service, other commitments and the like. While Coherent does not have a formal policy with regard to the consideration of diversity in identifying director nominees, as noted above, diversity of experience is one of many factors that the committee considers;

•	the Governance and Nominating Committee considers each individual candidate in the context of the current perceived needs of the Board as a whole. While the Governance and Nominating Committee has not established specific minimum qualifications for director candidates, the committee believes that candidates and nominees must reflect a Board that is comprised of directors who (i) are predominantly independent, (ii) are of high integrity, (iii) have qualifications that will increase the overall effectiveness of the Board, and (iv) meet other requirements as may be required by applicable rules, such as financial literacy or financial expertise with respect to audit committee members;

•	in evaluating and identifying candidates, the Governance and Nominating Committee has the authority to retain and terminate any third party search firm that is used to identify director candidates and has the authority to approve the fees and retention terms of any search firm; and

•	after such review and consideration, the Governance and Nominating Committee recommends the slate of director nominees to the full Board for its approval.

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

ITEM 11.  EXECUTIVE COMPENSATION

Fiscal 2020 Director Compensation

During fiscal 2020, we paid our non-employee directors an annual cash retainer (depending upon position) for service on the Board as follows:

Position	Annual Retainer
Board Member	$60,000
Board Chair	$60,000
Audit Committee Chair	$34,000
Compensation and HR Committee Chair	$20,000
Governance and Nominating Committee Chair	$13,500
Audit Committee member (non-Chair)	$12,500
Compensation and HR Committee member (non-Chair)	$10,000
Governance and Nominating Committee member (non-Chair)	$6,500

The Governance and Nominating Committee annually reviews Board and committee compensation with the assistance of an independent compensation consultant, which for fiscal 2020 was Compensia. Compensia is separately compensated for this work from the work it does as the Compensation and HR Committee’s independent consultant for executive compensation. The annual review includes a comparison to peer companies (which are the same as used for executive compensation) and market pay practices for service on boards of directors. Compensia advised the committee that the design and pay levels of the director compensation program were aligned with peer market practices. As noted, the Board is compensated with a combination of cash retainers and a fixed value of time-based RSUs. As noted elsewhere in this Amendment No. 1, Compensia has not provided any other service for the Company other than as directed by a committee of the Board.

Following the recommendation of the Governance and Nominating Committee (based upon review by Compensia) in February 2017, the Board adopted resolutions automatically granting each year without any discretion to each non-employee director an award of RSUs (rounded down to the nearest whole share) valued at $225,000 (based on the trailing thirty day closing price of the Company’s common stock on the Nasdaq Stock Market measured from the last trading day prior to the date of grant) upon the director’s election to the Board at the Company’s annual meeting. In addition, the Board determined that upon the initial appointment of a non-employee director, such director will receive an award of RSUs valued at $225,000 (based on the trailing thirty day closing price of the Company’s common stock on the Nasdaq Stock Market measured from the last trading day prior to the date of grant), which RSUs shall vest over two years (fifty percent on each anniversary of the date of grant). Such awards of RSUs are currently granted under the Coherent Equity Incentive Plan. Prior to the approval of the Coherent Equity Incentive Plan by our stockholders in April 2020, these awards of RSUs were made under the 2011 Equity Incentive Plan.

The chart below presents information concerning the total compensation of our non-employee directors for service (including the Board and, where applicable, committee service) during fiscal 2020:

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)(3)	Option Awards ($)(4)	Total ($)
Jay T. Flatley	76,500	269,724	—	346,224
Pamela Fletcher	70,000	269,724	—	339,724
Susan M. James*	64,625	—	—	64,625
Beverly Kay Matthews	72,500	269,724	—	342,224
Michael R. McMullen	70,000	269,724	—	339,724
Garry W. Rogerson	146,000	269,724	—	415,724
Steve Skaggs	95,125	269,724	—	364,849
Sandeep Vij	80,000	269,724	—	349,724

*	Fees paid in cash to Ms. James reflect the pro-rata amount for her service during the fiscal year. Ms. James retired from the Board effective as of April 27, 2020.

(1)	The chart below summarizes the gross cash amounts earned by non-employee directors for service during fiscal 2020 on the Board and its committees:

Name	Annual Board Service ($)	Audit Committee ($)	Compensation and HR Committee ($)	Governance and Nominating Committee ($)	Total ($)
Jay T. Flatley	60,000	—	10,000	6,500	76,500
Pamela Fletcher	60,000	—	10,000	—	70,000
Susan M. James*	45,000†	14,750†	—	4,875†	64,625
Beverly Kay Matthews	60,000	12,500	—	—	72,500
Michael R. McMullen	60,000	—	10,000	—	70,000
Garry W. Rogerson	120,000	12,500	—	13,500	146,000
Steve Skaggs	60,000	28,625†	—	6,500	95,125
Sandeep Vij	60,000	—	20,000	—	80,000

*	Retainer amounts for Ms. James are pro-rata for her service during the fiscal year. Ms. James retired from the Board effective as of April 27, 2020.

†	Reflects pro-rata amounts for service on the Board and the respective committee during the year; the applicable individual did not serve on the applicable committee for the entire fiscal year. In the case of Mr. Skaggs, he was appointed Chair of the Audit Committee in December 2019.

(2)	These amounts do not reflect compensation actually received. Rather, these amounts represent the aggregate grant date fair value computed in accordance with ASC 718, for restricted stock units (“RSUs”) which were granted in fiscal 2020. The assumptions used to calculate the value of these RSUs are set forth in Note 12, “Employee Stock Award and Benefit Plans” of the Notes to the Consolidated Financial Statements in the Original Filing.

(3)	The aggregate number of shares underlying unvested RSUs held by each of our non-employee directors as of the end of fiscal 2020 (including the grants made to our non-employee directors during fiscal 2020) was as follows:

Name	Shares(a)
Jay T. Flatley	2,148(b)
Pamela Fletcher	2,148(b)
Susan M. James	—
Beverly Kay Matthews	2,898(c)
Michael R. McMullen	2,148(b)
Garry W. Rogerson	2,148(b)
Steve Skaggs	2,148(b)
Sandeep Vij	2,148(b)

(a)	The shares underlying the RSUs will vest to the extent an individual is a member of the Board on the applicable vesting date.
(b)	These shares are scheduled to vest on February 15, 2021.
(c)	2,148 shares are scheduled to vest on February 15, 2021, and 750 shares are scheduled to vest on May 9, 2021.

(4)	No stock options have been granted to our non-employee directors since 2011. As of the end of fiscal 2020, none of our non-employee directors held any stock options.

Option Exercises and Stock Vested during Fiscal 2020

The table below sets forth certain information for each non-employee director regarding the exercise of options and the vesting of stock awards during fiscal 2020, including the aggregate value realized upon such exercise or vesting.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Jay T. Flatley	24,000	1,468,560	1,805	277,627
Pamela Fletcher	—	—	1,805	277,627
Susan M. James	—	—	1,805	277,627
Beverly Kay Matthews	—	—	750	105,150
Michael R. McMullen	—	—	2,422	345,386
Garry W. Rogerson	—	—	1,805	277,627
Steve Skaggs	—	—	1,805	277,627
Sandeep Vij	—	—	1,805	277,627

(1)	Reflects the difference between the exercise price of the option and market price of our common stock on the exercise date.

(2)	Reflects the market price of our common stock on the vesting date or the last day on which our common stock traded prior to the vesting date if trading did not occur on the vesting date.

Compensation Discussion and Analysis

Introduction

In this section, we describe the material components of our executive compensation program for our “Named Executive Officers” or “NEOs” for fiscal 2020: Messrs. Mattes, Ambroseo, Palatnik, Sobey, DiMarco and Merk. Messrs. Ambroseo and Merk are no longer executive officers of the Company. Effective April 6, 2020, Mr. Ambroseo retired from his position as our President and Chief Executive Officer and as a member of our Board, transitioning to the role of Special Advisor, and Mr. Mattes was appointed by our Board to serve as President, Chief Executive Officer and a member of the Board. Mr. Merk also transitioned from his executive officer role after the end of fiscal 2020 (see “—Transitions” below). In addition, on August 20, 2020, the Company and Mr. Palatnik entered into an executive transition services agreement whereby Mr. Palatnik was to retire from his role as Executive Vice President and Chief Financial Officer no later than February 28, 2021; however, in conjunction with the Company’s execution of an Agreement and Plan of Merger, dated as of January 18, 2021, with Lumentum Holdings Inc., Mr. Palatnik and the Company terminated the executive transition services agreement.

We also provide an overview of our executive compensation philosophy, principal compensation policies and practices by which the Compensation and HR Committee, or the committee, arrives at its decisions regarding NEO compensation.

NEO Compensation Overview

The following chart sets forth our compensation philosophy and design principles:

Compensation Philosophy	Compensation Design Principles
Retain and hire talented executives	Our executives should have market competitive compensation and the committee orients our target total compensation generally near the 50th percentile of the committee’s selected peer group, with actual compensation falling above or below depending upon our financial performance and the performance of our stock price against an index over a three-year vesting period. Compensation components may be above or below such percentile target and vary by individual executive.
Pay for performance, with both short and long-term measurements	A significant portion of the annual compensation of our executives is designed to vary with annual business performance and a significant portion of long-term equity compensation is based on the long-term relative performance of our stock price in comparison to the Russell Index (as defined below), by way of a single three-year vesting period.
Tie compensation to performance of our core business	Payouts under our fiscal 2020 annual cash incentive plan were dependent upon corporate achievement of two performance targets: revenue and Adjusted EBITDA dollars. The committee determined that these were the most effective metrics for tying management’s compensation directly to our core operating results for fiscal 2020. In fiscal 2020, the Company’s financial results did not meet the challenging targets established by the committee and, as a result, no payout under our annual cash incentive plan was made to our NEOs. In connection with the COVID pandemic, we thought it important to incentivize our executives through a special equity performance award based on fiscal 2020 free cash flow because cash flow is essential to maintaining a healthy business.
Align compensation with stockholder interests	We believe that having a significant portion of compensation tied to equity with both time and performance-based vesting requirements directly aligns management to stockholder returns. Performance-based RSUs make up the largest potential portion of the equity grants for our CEO, and generally make up half of the equity grants of our other NEOs at target. The grants are fully at risk and the executive may not receive any shares at the end of the vesting period. Grants of regular performance-based RSUs in fiscal 2020 have the same measurement period consistent with historical practice: a single vesting date three years from grant solely dependent upon the performance of our common stock price measured against the Russell Index. In fiscal 2019, target was increased from meeting the Russell Index performance to exceeding the Russell Index performance. Prior to fiscal 2018, we used the Russell 2000 Index to compare our stock price performance, but due to an increase in our market cap, the Company was moved up to the Russell 1000 Index, and, accordingly, for grants made since the first quarter of fiscal 2018, the committee compares our stock price performance against the performance of the Russell 1000 Index. We refer to the applicable Russell Index as the “Russell Index.”

The following chart sets forth our principal elements of NEO compensation:

Executive Compensation Program Overview—Elements of Compensation

Element	Variability	Objective	How Established	Fiscal Year 2020 for NEOs
Base Salary	Fixed	Provide a competitive fixed component of compensation that, as part of a total cash compensation package, enables us to attract and retain top talent.	Reviewed against executive officer’s skill, experience and responsibilities, and for competitiveness against our compensation peer group.	Base salary increased for 2020 for NEOs to more closely align with peers and market data provided by the committee’s compensation consultant.
Annual Cash Incentive	Performance Based	Offer a variable cash compensation opportunity once per fiscal year generally based upon the level of achievement of corporate performance targets.	Target payouts set by measuring total cash compensation opportunity against the peer group. Corporate performance targets based on meeting operational goals tied to the Company’s operating budget for the applicable fiscal year.	Annual bonus measurement period in fiscal 2020 tied to revenue and Adjusted EBITDA achievement. Revenue achievement weighted at 25% and Adjusted EBITDA achievement weighted at 75%. Total payout can range from 0% to 200% of target. For fiscal 2020, the Company did not meet the performance targets, and as a result, there was no cash bonus payout.
RSUs—Service Based	Value Tied to Stock Price	Align long-term management and stockholder interests and strengthen retention with three-year vesting. Service-based awards create long-term retention.	Target total value of annual awards using market data (reviewed against our compensation peer group for competitiveness) and the executive officer’s responsibilities, contributions and criticality to ongoing success.	Fiscal 2020 service-based awards vest 1/3 per year over three years, with the first vesting date occurring on the one-year anniversary of the grant date.

Element	Variability	Objective	How Established	Fiscal Year 2020 for NEOs
RSUs— Performance Based	Performance Based—Value Tied to Stock Price and Based on Relative Performance to Russell Index Performance Based—Value Tied to Free Cash Flow

At-risk performance-based awards provide an incentive opportunity based upon the performance of our stock price against the performance of the Russell Index. This component directly aligns NEO pay to our stockholders’ interests.

At-risk performance-based awards provide an incentive opportunity based upon generating cash as essential to maintaining a healthy business particularly during the COVID pandemic.

Target total value of annual awards using market data (reviewed against our compensation peer group for competitiveness) and the executive officer’s responsibilities, contributions and criticality to ongoing success.

Target total value of awards using market data and the executive officer’s responsibilities and contributions.

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

Performance award measured by achievement of annual free cash flow. Vesting capped at 100% of target award.

Other Benefits	Primarily Fixed	Provide competitive employee benefits. We do not view this as a significant component of our executive compensation program.	Reviewed for competitiveness.	No significant changes for fiscal 2020 program.

Stockholder Engagement

The committee considers feedback from our stockholders regarding our executive compensation program, including as expressed by the results of our annual advisory vote on executive compensation, which our stockholders have historically strongly supported. We have strong pay for performance alignment, and the say-on-pay proposal for fiscal 2019 compensation was approved by an overwhelming majority of our stockholders.

Beyond the results of our annual say-on-pay vote, our stockholder engagement program is designed to foster an on-going dialogue with our stockholders. The principal form of engagement in this program consists of our CEO and CFO regularly meeting with our stockholders throughout the year. These meetings are primarily focused on financial and business matters related to the Company, and they allow our stockholders the opportunity to raise questions on a variety of topics, including our executive compensation design philosophy and principles. We believe this regular engagement has been productive and has allowed for a helpful exchange of ideas and perspectives for both management and our stockholders. In addition, in preparation for our annual meeting of stockholders held in April 2020, our CFO and CLO contacted each of our top five stockholders and were able to meet with two of them to discuss the Company’s compensation practices and the equity plan proposal that was included in our proxy statement for such meeting.

As a result of these efforts, our CEO and CFO met with over 45 stockholders (in many cases speaking to a particular investor multiple times throughout the year), representing approximately 60% of our outstanding shares as of the end of fiscal 2020.

The Board, the committee and the Company’s management greatly value the feedback from those meetings, and consider such feedback in deliberations on important topics, such as executive compensation design and principles, throughout the year.

Also, as part of our stockholder engagement program, we encourage our stockholders to directly express their views to the committee. The committee welcomes direct stockholder feedback and considers such feedback as well as our historical “say-on-pay” results in its deliberations on executive compensation.

Transitions

Appointment of New CEO

On April 6, 2020, Mr. Mattes became President and CEO of the Company, as well as a member of the Board.

In connection with Mr. Mattes’ appointment as President and CEO, the Company and Mr. Mattes entered into an employment agreement on March 31, 2020 providing for, among other things, a base salary of $850,000 per year and a 2020 fiscal year target bonus of 120% of his base salary. Pursuant to his employment agreement, Mr. Mattes received a signing bonus of $500,000, subject to repayment to the Company if within the first year of his employment, he terminates employment without good reason or the Company terminates his employment for cause.

The employment agreement also provided for equity grants within 30 days after his commencement of employment which were made as described below in “Equity Awards.”

Under his employment agreement, Mr. Mattes is eligible for a severance payment equal to twice the sum of his annual salary and target bonus as well as a benefit allowance if his employment is terminated without cause or he terminates his employment for good reason. Mr. Mattes is covered by the Company’s change of control plan and entitled to participate in employee benefit plans generally applicable to senior executives of the Company. Mr. Mattes also entered into the Company’s standard form of indemnification and confidentiality agreements.

Retirement of CEO

Mr. Ambroseo retired from his role as President and CEO and a member of the Board, effective April 6, 2020. Upon his retirement, Mr. Ambroseo transitioned to the role of a Special Advisor to the Company. This transition was effected pursuant to a transition and retirement agreement that was entered into by Mr. Ambroseo and the Company in April 2019. The transition and retirement agreement provides for continuation of Mr. Ambroseo’s employment through December 1, 2021, with a continuation of his compensation through April 13, 2021 and a base salary of $10,000 per month thereafter through December 1, 2021, continued vesting in outstanding equity awards through December 1, 2021 and eligibility for change of control benefits if a change of control occurs by such date. Because performance thresholds were not achieved, neither Mr. Ambroseo nor any other executive vested in performance-based restricted stock units that were eligible to be earned in November 2020. The transition and retirement agreement also includes customary confidentiality, proprietary information and indemnification provisions and includes a release by Mr. Ambroseo. The terms of the agreement were extensively reviewed and discussed with Compensia, the committee’s independent compensation consultant. Both Mr. Ambroseo and the committee strongly believed that entering this agreement was in the best interest of Coherent and our stockholders by further supporting the upcoming transition.

In addition, in the first quarter of fiscal 2020, the committee determined to make an automatic grant of time-based RSUs with a value of approximately $200,000 to Mr. Ambroseo on the first day of each fiscal quarter in which he was still serving as CEO, with each such grant vesting on the last day of the fiscal quarter in which it was granted. Mr. Ambroseo received three such grants, which ceased once he was no longer CEO. The committee determined to make these quarterly grants in lieu of granting Mr. Ambroseo any additional time or performance-based RSUs in fiscal 2020.

Other Transition

Mr. Merk also transitioned from his executive officer role after the end of fiscal year 2020 and entered into an agreement that provided him with the same level of benefits as the Leadership Change severance benefits under our Change of Control and Leadership Change Severance Plan as described below in “Other Benefits—Severance and Change of Control Arrangements” and in the section entitled “Potential Payments Upon Termination or Change of Control” below.

Key Design Changes to Executive Compensation

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

As disclosed in the Company’s fiscal 2019 proxy statement, the committee made the following changes to the design of executive compensation in fiscal 2019 continuing through fiscal 2020:

•	Redesigned the measurement of the Company’s performance-based RSUs to require performance above the Russell Index in order to achieve target vesting levels; and

•	Considered internal pay equity between the CEO and other NEOs as a factor in determining compensation.

The committee made changes to the design of performance-based RSUs granted in fiscal 2021:

•	Measured Company stock performance against the stock performance of the companies within the Russell Index rather than the Russell Index itself requiring the Company stock performance to be at the 55th percentile (above the median) with respect to the companies within the Russell Index to achieve target vesting;

•	Capped the maximum value of performance-based RSUs at vesting at five times the grant date stock price; and

•	Capped vesting of performance-based RSUs at 100% of target amount if the total stockholder return for the Company is not positive (greater than 0).

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

Selected Business Highlights

We experienced a significant decrease in year-over-year revenue, Adjusted EBITDA and non-GAAP earnings per share in fiscal 2020 and accordingly failed to meet our internal targets. As a result, you will see in the coming pages that our performance-related executive compensation in our annual cash program yielded no payout (zero %) in fiscal 2020.

Set forth below are tables reflecting several performance metrics from the last three fiscal years that impact the compensation for our NEOs.

Our revenue decreased 25% from fiscal 2018 to fiscal 2019 and decreased 14% from fiscal 2019 to fiscal 2020 (dollars in millions):

ANNUAL REVENUE

Our Adjusted EBITDA decreased 53% from fiscal 2018 to fiscal 2019 and decreased 42% from fiscal 2019 to fiscal 2020 (dollars in millions):

ADJUSTED EBITDA

Our non-GAAP earnings per share from continuing operations decreased 57% from fiscal 2018 to fiscal 2019 and decreased 49% from fiscal 2019 to fiscal 2020:

NON-GAAP EARNINGS PER SHARE*

For a reconciliation table of earnings per share on a GAAP basis to non-GAAP basis and net income (loss) from continuing operations on a GAAP basis to Adjusted EBITDA, please refer to the “Reconciliation Table” at the end of this section.

Compensation Overview

Compensation Philosophy. We tie executive total compensation to stockholder value with two measures: our operational results and the comparative performance of our stock price. This approach provides strong alignment between executive pay and performance, and focuses executives on making decisions that enhance our stockholder value in both the short and long-term. We design our executive compensation program to achieve the following goals:

•	Retain and hire talented executives—Our executives should have market competitive compensation, and the committee orients our target total compensation generally near the 50th percentile of the committee’s selected peer group (as noted below), with actual compensation falling above or below depending upon Coherent’s financial performance. Additionally, certain compensation components may be above or below such percentile target and vary by individual executive.

•	Pay for performance, with both short and long-term measurements—A significant portion of the annual compensation of our executives is designed to vary with annual business performance and the long-term relative performance of Coherent’s stock price in comparison to the Russell Index (by way of a single three-year vesting period). The committee and management set demanding performance targets. For example, there was no annual cash bonus paid out for fiscal 2020 as explained below. To incentivize conservation of cash during the COVID pandemic, the committee granted performance RSUs based on achievement of free cash flow which were earned.

The following chart shows the payout percentages as compared to the committee’s selected financial targets for each of the last three fiscal years under our annual cash incentive plan:

PAYOUT PERCENTAGE UNDER

ANNUAL CASH INCENTIVE PLAN

Payouts under our annual cash incentive plan over the last seven years have ranged from 0% to 200% as shown in the following chart:

VCP Payout Percentage

•	Tie compensation to performance of our core business— Our fiscal 2020 annual cash incentive plan was dependent upon Coherent’s achievement against two criteria: Adjusted EBITDA dollars and revenue. The committee determined that these were the most effective metrics for tying management’s compensation directly to Coherent’s core operating results for fiscal 2020.

•	Align compensation with stockholder interests—We believe that having a significant portion of compensation tied to equity, with both time and performance-based vesting requirements, directly aligns management to stockholder interests. The performance-based RSUs make up the largest potential portion of the equity grants for our CEO. Grants of performance-based RSUs historically have the same measurement period: a single vesting date three years from grant solely dependent upon the performance of Coherent’s common stock price measured against the Russell Index. Prior to fiscal 2019, the performance target was equal to meeting the index’s performance. As mentioned above, the committee modified the design of the performance-based RSU grants made in the first quarter of fiscal 2019 and going forward to require performance two percentage points above the Russell Index to achieve the targeted vesting. If our stock outperforms that target during the defined performance period, the award is increased 2% for each percentage point of outperformance (up to a maximum cap of 200% of target). If our stock underperforms the target, the award is decreased 2% for each of the first two percentage points of underperformance, and decreased 4% for each additional percentage point of underperformance (with a floor of a 0% vesting). As a result, compensation decreases faster for failing to outperform the Russell Index than it increases for exceeding the target. If Coherent’s stock underperforms the Russell Index by more than 24%, then there is no payout, but in order to hit the maximum possible payout, Coherent’s stock has to outperform the Russell Index by at least 52%. The table and chart below illustrate this structure:

FISCAL 2020 PERFORMANCE RSU VESTING

Relative Performance Percentage Against the Russell Index	Vesting Percentage of Target Amount
152% or more	200% (maximum vesting)
102%	100%
100%	96%
85%	36%
77%	4%
76% or less	0% (no PRSUs vest)

Elements of Executive Compensation. During fiscal 2020, the compensation of our NEOs primarily consisted of (A) base salary, (B) participation in our annual variable compensation plan (referred to herein as our “annual cash incentive plan” or “VCP”), (C) long-term equity incentive awards divided between time-based RSUs and performance-based RSUs and (D) special performance-based equity incentive awards based on achievement of free cash flow metrics during the COVID pandemic. For fiscal 2020, on average, approximately 78% of our NEO’s target compensation and approximately 88% of our CEO’s target compensation was delivered through our annual cash incentive plan and long-term equity incentives (both time and performance RSUs).

As a demonstration of how executive cash compensation is tied to company performance, the cash compensation for our CEO during fiscal 2020 at target, maximum and actual can be illustrated as follows (dollars in thousands):

CEO FY2020 CASH PAY MIX*

* Actual excludes sign-on bonus of $500,000 and includes special strategic operating plan incentive.

Compensation Governance. “Pay for performance” has been and remains at the core of Coherent’s executive compensation coupled with appropriately managing risk and aligning our compensation programs with long-term stockholder interests. We accomplish this primarily by having a majority of our NEOs’ potential compensation being “at risk” through a combination of (i) an annual cash incentive plan tied to achievement of financial metrics and (ii) equity award vesting tied to achievement of a performance metric. The committee monitors and considers evolving governance approaches and standards in executive compensation, as well as communications it receives directly from stockholders.

As more fully discussed below, recent examples of how this philosophy is applied and changes made pursuant to compensation practices as well as governance practices in effect during fiscal 2020, include:

•	We have minimum share ownership requirements for our CEO and members of the Board as well as Executive Vice Presidents and Senior Vice Presidents who report to the CEO;

•	Our performance-based RSU program is measured by the Company’s stock price achievement against the Russell Index over a three-year period, which the committee believes is a direct connection to long-term total stockholder interests. Fiscal 2020 grants require achievement in excess of the Russell Index to achieve target payout;

•	The committee is composed entirely of directors who satisfy the standards of independence in Coherent’s Corporate Governance Guidelines and Nasdaq listing standards;

•	The committee made decisions regarding CEO compensation without the CEO present;

•	Executive incentive compensation programs include limits on maximum payouts to contain the risk of excessive payouts;

•	The committee utilizes an independent compensation consultant;

•	We have eliminated material historical perquisites as an element of compensation for our NEOs;

•	We had a recoupment or “claw-back” policy for our CEO and CFO, and, in fiscal 2020, our Board, at the recommendation of the committee, adopted an updated policy extending coverage to all individuals with the title Senior Vice President and above, as described below;

•	We have in place a policy prohibiting executive officers and directors from hedging or pledging Company stock;

•	Change-of-control payments occur solely in “double-trigger” circumstances, that is a change of control coupled with a termination of employment within a defined time period;

•	None of our NEOs are entitled to any “gross-up” to offset the impact of IRS Code Sections 280G or 4999 in connection with a change of control; and

•	Our stockholders have historically strongly supported our executive compensation philosophy and design as seen in the significant majorities approving our “say-on-pay” proposal (does not include broker non-votes; rounded).

Role of Management

The committee regularly met with the CEO to obtain recommendations with respect to the compensation programs, practices and packages for our NEOs other than the CEO. Additionally, Mr. Palatnik, our Executive Vice President and CFO, Mr. DiMarco, our Executive Vice President, Chief Legal Officer and Corporate Secretary, and members of our human resources department are regularly invited to meetings of the committee or otherwise asked to assist the committee.

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

Role of the Committee’s Compensation Consultant

The committee utilizes the services of an independent compensation consultant and in fiscal 2020, engaged Compensia as its independent compensation consultant. Compensia assisted the committee by:

•	Reviewing and analyzing our executive compensation program, including providing NEO tally sheets to the committee;

•	Providing market data for fiscal 2020 compensation; and

•	Providing further insight on compensation governance trends.

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

The Company also participates in and maintains a subscription to the Radford Global Technology and Sales surveys. These surveys provide benchmark data and compensation practices reports of a broad cross-section of technology companies similar in size to Coherent to assist us with employee compensation generally.

Pay Positioning Strategy and Benchmarking of Compensation

Philosophically the committee initially orients target total compensation for our NEOs generally near the 50th percentile of our peers (as measured by our designated peer group and compiled by the committee’s independent compensation consultant and, when applicable, including, for example, when there are few comparable positions reported in the proxy data of our peer group companies, data from the Radford Global Technology Survey), resulting in targeted total compensation that is competitive for performance that meets the objectives established by the committee. Each NEO’s actual salary, cash incentive compensation opportunity and equity compensation grant value may fall below or above the target position based on the individual’s performance, contributions, scope of role, experience, skills and knowledge, as well as the historical pay structure for each executive, Company performance and the proportion of compensation at risk. These factors are weighed by the committee in its judgment, and no single factor takes precedence over others nor is any formula used in making these decisions nor was the impact of any factor on the determination of compensation quantifiable. In general, the committee will balance between cash and equity compensation elements to have more compensation in equity for each NEO in order to more closely align NEO compensation directly with that of the performance of the Company and with stockholders’ interests. In fiscal 2020, the committee also asked its independent compensation consultant to review and report on internal pay equity between the CEO and the other NEOs as a factor when approving compensation.

The CEO’s review of the performance of the other NEOs is considered by the committee in making individual pay decisions. With respect to the CEO, the committee additionally considers the performance of Coherent as a whole and the views of other members of the Board regarding the CEO’s performance. Actual realized pay is higher or lower than the targeted amounts for each individual based primarily on the Company’s performance.

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

For pay decisions made for fiscal 2020, after consulting with its independent compensation consultant, the committee determined that the following companies comprise the peer group for fiscal 2020:

Ciena Corporation (CIEN)	Lumentum Holdings Inc. (LITE)
Cypress Semiconductor Corporation (CY)	MKS Instruments (MKSI)
Dolby Laboratories (DLB)	National Instruments (NATI)
Entegris (ENTG)	Nuance Communications (NUAN)
F5 Networks (FFIV)	OSI Systems (OSIS)
Finisar (FNSR)	Synaptics (SNYA)
FLIR Systems (FLIR)	Teradyne (TER)
II-VI Inc. (IIVI)	Trimble Inc. (TRMB)
Itron, Inc. (ITRI)	ViaSat (VSAT)
Keysight Technologies (KEYS)

Several factors are considered in selecting the peer group, the most important of which are:

Primary Criteria

•	Industry (primarily companies in the Electronic equipment, Semiconductor and communications equipment sub-industry classifications defined by the Global Industry Classification Standard (GICS) system); and

•	Revenue level (primarily companies with annual revenues between 0.5x-2.0x that of Coherent).

Secondary Criteria

•	Market capitalization between 0.25x and 3.0x of Coherent;

•	Market capitalization as a multiple of revenues of greater than 1.5x; and

•	A disclosed peer of a peer company.

The committee reviews the composition of the peer group annually to ensure it is the most relevant set of companies in light of the foregoing criteria to use for comparison purposes, but does not necessarily remove a peer company from the peer group the first year it ceases to meet the criteria. II-VI Inc. was added to the companies comprising the Company’s peer group for fiscal 2020 replacing one company (Microsemi, due to acquisition) from the fiscal 2019 peer group.

Components of Our Executive Compensation Program

The principal components of our executive officer compensation and employment arrangements during fiscal 2020 included:

•	Base salary;

•	Annual cash incentive plan;

•	Equity awards; and

•	Other benefits.

These components were selected because the committee believes that a combination of salary, incentive pay and benefits is necessary to help us attract and retain the executive talent on which Coherent’s success depends. The following table shows the components of total direct compensation at target and maximum for our NEOs as a group for fiscal 2020. In maintaining the design for fiscal 2020, the committee recognized the significant support received from the Company’s stockholders for the compensation program design, as reflected in the continued strong vote totals in favor of our executive compensation through our annual “say-on-pay” proposal.

CEO AND NEO (OTHER THAN CEO) FY2020
DIRECT COMPENSATION MIX*

*Excludes special one-time RSU & PRSU grants and
performance-based RSUs measured by achievement of annual
free cash flow.

Base Salary

Base salary is the foundation to providing an appropriate total cash compensation package. We use base salary to fairly and competitively compensate our executives for the jobs we ask them to perform. This is the most stable component of our executive compensation program, as this amount is not at risk. The committee reviewed market data information provided by Compensia with respect to similarly situated individuals to assist it in determining the base salary for each NEO, depending upon the particular executive’s experience, skills, knowledge, performance and contribution. The committee increased the base salaries of our NEOs in the first quarter of fiscal 2020, as supported by compensation analysis provided by Compensia, from 0% to 10.0% to more closely align their base salary with the base salary of peers. In addition, in connection with Mr. Sobey’s promotion to Chief Operating Officer in April 2020, his annual base salary increased to $500,000 to reflect the expansion of his role. According to information provided by the committee’s compensation consultant, our CEO’s base salary was approximately at the 50th percentile of our peer group companies. The base salaries for our other NEOs ranged from approximately the 40th percentile to the 60th percentile of our peer group companies.

Variable Cash Incentive Compensation

A substantial portion of each individual’s potential short-term compensation is in the form of variable incentive cash compensation tied to committee-established goals. In fiscal 2020, Coherent maintained one incentive cash program under which executive officers were eligible to receive annual cash incentives, the 2020 Variable Compensation Plan (“2020 VCP”).

2020 VCP

The 2020 VCP was designed as an “at risk” bonus compensation program to promote a focus on Coherent’s growth and profitability. It provided an incentive compensation opportunity in line with targeted market rates to our NEOs. Under the 2020 VCP, participants were eligible to receive a bonus based on annual fiscal year performance. In setting the performance goals at the beginning of the fiscal year, the committee assessed the anticipated difficulty and importance to Coherent’s success of achieving the performance goals.

The actual awards (if any) payable for the annual period depend on the extent to which actual performance met, exceeded or fell short of the goals approved by the committee. The 2020 VCP goals were tied to Coherent achieving targeted levels of revenue and Adjusted EBITDA dollars, with revenue weighted at 25% and Adjusted EBITDA weighted at 75%. Each performance metric is measured and paid out independently, but the revenue payout is capped at 100% achievement until Adjusted EBITDA reaches a minimum dollar target. Adjusted EBITDA is defined as operating income adjusted for VCP payouts, depreciation, amortization, stock compensation expenses, major restructuring charges and certain non-operating income or expense items, such as costs related to acquisitions. The committee also reviews the financial impact of mergers and acquisitions to determine if any adjustments in VCP are required.

The annual award had a potential payout range between zero and 200%.

In addition to a 100% target bonus based on the factors described above, the committee provided our CEO an additional target bonus of 20% of base salary based on the strategic operating plan process, which he met. The maximum payout under such additional target bonus was capped at 20%. The committee determined that Mr. Mattes earned this 20% of base salary target bonus.

Fiscal 2020 Variable Compensation Plan Scale for NEOs

Revenue achievement for fiscal 2020 was $1,430.6 million, which fell short of the threshold for a cash bonus payout and resulted in no cash bonus. Adjusted EBITDA achievement for fiscal 2020 was $259.1 million, which fell short of the threshold for a cash bonus payout and resulted in no cash bonus.

Fiscal 2020 VCP Scale

Revenue $ (in millions)	Payout
$1,229.0(actual)	0% (actual)
$1,420.0 (threshold)	0%
$1,480.0 (target)	100%
$1,154.0	200%

Adjusted EBITDA $ (in millions)	Payout
$151.1 (actual)	0% (actual)
$250.0 (threshold)	0%
$291.0 (target)	100%
$333.0	200%

The table below describes for each NEO under the 2020 VCP (i) the target percentage of base salary and (ii) the actual award earned for fiscal 2020. The potential award range for each NEO is 0% to 200% of the target award percentage of base salary.

Fiscal 2020

Named Executive Officer	Target Percentage of Salary	Actual Payout ($)	Actual Payout as a Percentage of Target
Andy Mattes	100%(1)	0	0%
Kevin Palatnik	75%	0	0%
Mark Sobey	75%	0	0%
Bret DiMarco	70%	0	0%
John Ambroseo	100%	0	0%
Thomas Merk	65%	0	0%

(1)	Consists of VCP at 100% and 20% based on individual goals. Mr. Mattes earned $170,003 based on achievement of his individual goals.

Equity Awards

We believe that equity awards provide a strong alignment between the interests of our executives and our stockholders. We seek to provide equity award opportunities that are consistent with our compensation philosophy, with the potential for increase for exceptional financial performance, consistent with the reasonable management of overall equity compensation expense and stockholder dilution. Finally, we believe that long-term equity awards are an essential tool in promoting executive retention. For fiscal 2020, our long-term incentive program included the grant of time-based RSUs and performance-based RSUs. These components provide a reward for individual performance and an incentive for future performance.

Our performance-based RSU grants are tied to the Company’s performance and, as a result, may fluctuate from no vesting to vesting up to a maximum of 200% of target. The committee reviews a compensation overview prepared by its compensation consultant reflecting the intrinsic value of unvested equity awards and performance-based RSUs at target and projected values for all of the NEOs.

Fiscal 2020 Equity Grants

For fiscal 2020, the committee based the annual equity program on a combination of time-based and performance-based RSUs over a three-year period. In particular, the committee determined to measure achievement for the performance RSUs by the relative performance of Coherent’s stock price in comparison to the Russell Index. The committee believed that using the Russell Index (in which Coherent was a member at the time of grant) as a proxy of total stockholder return directly aligns executive compensation with stockholder interests. The committee determined that both the performance-based and time-based RSU grants strengthen retention in that the time-based grants vest over three years with pro rata annual vesting and the performance-based RSU grants vest, assuming the performance threshold is met, in a single cliff vesting after a three-year period.

Performance-based standard RSU grants in fiscal 2020 vest solely upon the performance of Coherent’s common stock price measured against the Russell Index. To achieve 100% vesting of the awards, our stock price must outperform the Russell Index by 2% during the defined performance period. If our stock outperforms that target, the award is increased 2% for each percentage point of outperformance (with a cap of a 200% vesting). If our stock underperforms the target, the award is decreased 2% for each of the first two percentage points of underperformance, and decreased 4% for each additional percentage point of underperformance (with a floor of a 0% vesting). As a result, vesting decreases faster for failing to outperform the Russell Index than it increases for exceeding the target. The performance-based RSUs make up the largest potential portion of the equity grants for our CEO.

The following table summarizes some of the key features of our annual fiscal 2020 equity grants:

Fiscal 2020 Standard Equity Grants

Type	RSUs and performance-based RSUs (PRSUs)
Vesting for RSUs	One-third each grant anniversary
Vesting for PRSUs	Single vesting date three years from grant
100% tied to Russell Index
Minimum vest: zero
PRSU Metrics	Target vest: 2% above Russell Index
Maximum vest: 200% of target

For our CEO, more than half of his total equity awards are performance-based. Approximately 61% of his equity awards are performance-based and at maximum achievement that percentage increases to approximately 76%.

As an example, our performance-based design was seen in the vesting of the PRSU grants made in November 2016, which vested in the first quarter of fiscal 2020. Our common stock gained 39% as compared to the Russell Index, which gained 25% over the defined measurement periods at the beginning and end of the three-year vesting period. This out-performance resulted in 128% PRSU vesting.

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

The following charts show the aggregate composition of equity grants for fiscal 2020 to our CEO, at target and at maximum achievement under the terms of the performance-based grants (excluding PRSUs measured by achievement of annual free cash flow):

The following table reflects equity grants made to the NEOs during fiscal 2020. The table includes a special one-time retention RSU with respect to 3,209 shares and with a single two-year cliff vest made to Mr. Palatnik in November 2019 as our CFO while the search for a CEO to succeed Mr. Ambroseo upon his retirement was underway. The table also includes PRSU grants made to Messrs. Sobey, DiMarco, and Palatnik made at the same time and the same performance measures as the PRSU grants made to Mr. Mattes as the new CEO in April 2020. These PRSU grants have a single three-year vest and were made by the committee, in consultation with its independent compensation consultant, to further support a successful transition with Mr. Mattes as our new President and CEO.

Named Executive Officer	Time-Based RSU Grants	Performance-Based RSU Grants at Target	Performance-Based RSU Grants Range (vesting dependent upon achievement)
Andy Mattes	16,165	25,057	0 – 50,114
Kevin Palatnik	8,663	6,261	0 – 12,522
Mark Sobey	5,133	7,806	0 – 15,612
Bret DiMarco	3,529	4,689	0 – 9,378
Thomas Merk	2,567	2,096	0 – 4,192

In addition to the standard time and performance-based RSUs described above, the committee in consultation with its independent compensation consultant determined in April 2020 that it was important during the COVID pandemic to provide performance-based RSUs based on the Company’s free cash flow. The committee set $40 million free cash flow (net cash provided by operating activities reduced by purchases of property and equipment) for fiscal year 2020 as the target for earning these performance-based RSUs. No vesting of such performance-based RSUs could occur unless more than the threshold of $20 million free cash flow was achieved. Potential vesting with respect to free cash flow above the threshold $20 million free cash flow target was linear to the target free cash flow amount.

The Company exceeded the target $40 million free cash flow for fiscal 2020 and therefore the NEOs earned the target performance-based RSUs as set forth below:

Named Executive Officer	Performance-Based RSU Grants Tied to Free Cash Flow at Target
Andy Mattes	3,588
Kevin Palatnik	1,615
Mark Sobey	1,583
Bret DiMarco	1,300
Thomas Merk	1,066

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

In fiscal 2020 the committee and the Equity Committee granted an aggregate of 403,689 shares subject to time-based and performance-based restricted stock units (at maximum), representing approximately 1.66% of Coherent’s outstanding common stock as of October 3, 2020 (excluding automatic and initial grants to directors). With the assistance of Compensia, the committee has reviewed this burn rate relative to peer practices and proxy advisory firm guidance and found that the total dilution was consistent with the median of peer practices and such guidance.

CEO and Executive Minimum Stock Ownership Guidelines

The committee adopted mandatory stock ownership guidelines for our CEO during fiscal 2012. During the first quarter of fiscal 2018, the committee adopted enhanced stock ownership guidelines increasing the value of shares our CEO must hold to at least five times base salary and making our Executive Vice Presidents and Senior Vice Presidents reporting to the CEO subject to stock ownership guidelines of one times such individual’s base salary. In the event that our CEO or other officer does not satisfy the minimum requirements, then 50% of the net after-tax shares (e.g., exercised options/shares received on the vesting of RSUs) are required to be held until the guidelines are met. Mr. Mattes has until 2025 to meet the minimum stock ownership guidelines. Our other current NEOs exceeded the minimum stock ownership guidelines as of December 31, 2020.

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

We maintain a Deferred Compensation Plan for certain employees and members of the Board. The Deferred Compensation Plan permits eligible participants to defer receipt of compensation pursuant to the terms of the plan. The Deferred Compensation Plan permits participants to contribute, on a pre-tax basis, up to 75% of their base salary earnings, up to 100% of their cash bonus pay and up to 100% of directors’ annual retainer earned in the upcoming plan year. We provide no matching or other additional contributions to such Deferred Compensation Plan. Plan participants may designate investments for deferrals in a variety of different deemed investment options. To preserve the tax-deferred status of deferred compensation plans, the IRS requires that the available investment alternatives be “deemed investments.” Participants do not have an ownership interest in the funds they select; the funds are only used to measure the gains or losses that are attributed to the participant’s deferral account over time.

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

In the first quarter of fiscal 2019, the committee reviewed and adopted substantially the same Change of Control Plan as adopted four years previously and determined to review the plan again in four years. Compensia assisted the committee in its review and analysis of the Change of Control Plan. The committee believes that reviewing the Change of Control Plan every four years allows for the right balance in providing certainty for the participants while providing the committee with the opportunity to revise the plan consistent with corporate governance best practices, evolving peer group practices and regulatory changes.

In addition, in connection with the succession planning process related to the Company’s announcement of Mr. Ambroseo’s intention to retire as our President and CEO, the Company’s Change of Control Plan was amended in fiscal 2019 to include a time-limited severance benefit for those Executive Vice Presidents and Senior Vice Presidents reporting directly to Mr. Ambroseo at the time of his announcement if their employment is terminated without cause or they terminate for good reason within the two-year period after the new CEO was appointed, which was April 6, 2020. The severance benefit includes 18 months of base and bonus pay, an 18-month benefit stipend, 24 months of additional vesting credit for equity awards and a pro rata annual incentive for the year of termination. The Board believed that it was in the best interests of stockholders and the Company to adopt this change to reinforce continuity during a time of transition. As described in “Potential Payments Upon Termination or Change of Control” below, one NEO who is transitioning will be receiving severance in accordance with such transition severance benefits.

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

As disclosed in the Company’s fiscal 2019 proxy statement, the committee reviewed the Company’s existing clawback policy during fiscal 2019 and, as a result of that review, recommended a new policy to the Board, which the Board adopted in fiscal 2020. The new clawback policy expands potential recoupment of cash and equity incentive compensation to include all NEOs, as well as all employees of the Company holding the title of Senior Vice President or higher who report directly to our CEO. The new policy allows for the committee to recoup excess incentive compensation from such covered individuals in the event of a restatement of the Company’s financial results if the committee determines that during the three-years prior to such restatement the covered individuals would have received less incentive compensation if it had been calculated based on the restated financials.

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

Respectfully submitted by the Compensation and HR Committee

Sandeep Vij, Chair

Jay Flatley

Pamela Fletcher

Michael McMullen

RECONCILIATION TABLE—NON-GAAP EARNINGS PER SHARE FROM CONTINUING OPERATIONS

	Fiscal Year
	2020	2019	2018
GAAP NET INCOME (LOSS) PER DILUTED SHARE FROM CONTINUING OPERATIONS	$(17.18)	$2.22	$9.95
Stock-based compensation	1.61	1.30	1.11
Amortization of intangible assets	0.90	1.81	1.72
Restructuring charges and other	0.12	0.66	0.12
Non-recurring tax expense (benefit)	(0.01)	(0.04)	0.66
Costs related to acquisitions	—	—	0.03
Goodwill and other impairment/asset charges (recoveries)	17.56	(0.04)	0.03
Purchase accounting step up	—	0.01	0.02
NON-GAAP NET INCOME FROM CONTINUING OPERATIONS PER DILUTED SHARE	$3.00	$5.92	$13.64

RECONCILIATION TABLE—ADJUSTED EBITDA

	Fiscal Year
(in millions)	2020	2019	2018
GAAP NET INCOME (LOSS) FROM CONTINUING OPERATIONS	$(414.1)	$53.8	$247.4
Income tax expense	(28.6)	6.2	114.2
Interest and other income (expense), net	18.9	24.4	36.5
Depreciation and amortization	76.8	116.4	113.4
Costs related to acquisitions	—	—	0.7
Restructuring charges and other	3.6	22.7	3.9
Goodwill and other impairment/asset charges (recoveries)	449.7	(1.3)	0.8
Stock-based compensation	44.8	36.5	32.7
Purchase accounting step up	—	0.4	0.8
ADJUSTED EBITDA	$151.1	$259.1	$550.4

Compensation Committee Interlocks and Insider Participation

During fiscal 2020, the Compensation and HR Committee of the Board consisted of directors Vij (Chair), Flatley, Fletcher, and McMullen. None of the members of the committee has been or is an officer or employee of Coherent. None of our executive officers serve on the board of directors or compensation committee of a company that has an executive officer that serves on our Board or Compensation and HR Committee. No member of our Board is an executive officer of a company in which one of our executive officers serves as a member of the board of directors or compensation committee of that company.

Summary Compensation and Equity Tables

Fiscal 2020 Summary Compensation Table

The table below presents information concerning the total compensation of our NEOs for the fiscal years ended October 3, 2020, September 28, 2019 and September 29, 2018.

Name and Principal Position	Fiscal Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
Andy Mattes,	2020	375,967	500,000	5,713,268	170,003	5,600	6,764,838
President and
Chief Executive Officer(6)
John Ambroseo,	2020	825,011	0	599,881	0	11,348	1,436,240
Former President and	2019	820,203	0	4,056,096	0	11,146	4,887,445
Chief Executive Officer(7)	2018	800,010	0	7,867,051	853,885	10,946	9,531,892
Kevin Palatnik,	2020	507,132	0	2,641,428	0	11,348	3,159,908
Executive Vice President	2019	484,439	0	1,247,657	0	11,146	1,743,242
and Chief Financial Officer(8)	2018	438,083	0	1,568,031	306,283	10,946	2,323,343
Mark Sobey,	2020	477,604	0	2,287,515	0	11,348	2,776,467
Executive Vice President	2019	445,200	0	2,702,495	0	11,146	3,158,841
and Chief Operating Officer	2018	420,390	0	1,463,443	276,121	10,946	2,170,900
Bret DiMarco,	2020	432,311	0	1,504,001	0	11,348	1,947,660
Executive Vice President,	2019	398,081	0	2,507,454	0	11,146	2,916,681
Chief Legal Officer and	2018	387,116	0	1,149,941	235,280	10,946	1,783,283
Corporate Secretary
Thomas Merk,	2020	402,531	0	926,352	0	15,994	1,344,877
Former Executive Vice
President and General
Manager, Industrial Lasers & Systems(9)

(1)	Reflects the dollar amount of salary earned in the applicable fiscal year.

(2)	Reflects Mr. Mattes’ signing bonus which is subject to repayment to the Company if within the first year of Mr. Mattes’ employment, he terminates employment without good reason or the Company terminates his employment for cause.

(3)	Amounts shown reflect the grant date fair value of awards granted in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718. Reflects unvested time-based and performance-based restricted stock units; there is no guarantee that the recipients will ultimately receive this amount, or any amount. See footnote 2 to the Grants of Plan-Based Awards table for additional information. Amounts in this column may not equal the sum of the awards included in the Grants of Plan-Based Awards table due to rounding. No stock options were granted to the NEOs in fiscal years 2020, 2019 and 2018.

(4)	Reflects the dollar amounts earned under the Variable Compensation Plan (VCP) during the applicable fiscal years.

(5)	Reflects a 401(k) company match earned during the applicable fiscal year for Messrs. Mattes, Ambroseo, Palatnik, Sobey, and DiMarco. For Mr. Merk, reflects a car lease benefit, which is customary in Europe and was historically provided by Rofin-Sinar.

(6)	Mr. Mattes joined the Company as our President and Chief Executive Officer effective April 6, 2020.

(7)	Effective April 6, 2020, Mr. Ambroseo retired from the role of the Company’s President and Chief Executive Officer.

(8)	As previously noted, on August 20, 2020, the Company and Mr. Palatnik entered into an executive transition services agreement, pursuant to which Mr. Palatnik was to retire from the Company on February 28, 2021. On January 19, 2021 the Company announced the termination of such agreement and that Mr. Palatnik would remain in his current position.

(9)	Mr. Merk met the requirements for inclusion in the Summary Compensation Table for fiscal year 2020; however, Mr. Merk resigned from his officer position in October 2020. Mr. Merk was paid in Euros. For the purposes of this table, Euros were converted into US dollars using the Company’s internal average P&L rate (1 Euro = $1.118142) for fiscal year 2020.

Grants of Plan-Based Awards in Fiscal 2020

The following table shows all plan-based equity and non-equity incentive awards granted to our NEOs during fiscal 2020. Our NEOs did not receive any option awards during fiscal 2020.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Actual Payouts Under Non-Equity Incentive	Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: # of Shares of Stock or	Grant Date Fair
Name	Type	Grant Date	Threshold($)	Target($)	Maximum($)	Plan Awards ($)(1)	Threshold(#)	Target(#)	Maximum(#)	Units (#)	Value ($)(2)
Andy Mattes	PRSU	04/17/2020					0	25,057	50,114		3,466,636
	PRSU	04/25/2020					0	3,588	3,588		424,999
	RSU	04/17/2020								16,165	1,821,633
	Annual bonus		0	1,020,015	1,870,028	170,003
John Ambroseo	RSU	11/15/2019								1,283	199,943
	RSU	12/29/2019								1,206	199,931
	RSU	04/05/2020								2,146	200,007
	Annual bonus		0	825,011	1,650,022	0
Kevin Palatnik	PRSU	11/15/2019					0	4,454	8,908		850,090
	PRSU	04/17/2020					0	1,807	3,614		249,999
	PRSU	04/25/2020					0	1,615	1,615		191,297
	RSU	11/15/2019								3,209	500,091
	RSU	11/15/2019								5,454	849,951
	Annual bonus		0	382,512	765,024	0
Mark Sobey	PRSU	11/15/2019					0	4,192	8,384		800,085
	PRSU	04/17/2020					0	3,614	7,228		499,997
	PRSU	04/25/2020					0	1,583	1,583		187,506
	RSU	11/15/2019								5,133	799,927
	Annual bonus		0	375,008	750,017	0
Bret DiMarco	PRSU	11/15/2019					0	2,882	5,764		550,058
	PRSU	04/17/2020					0	1,807	3,614		249,999
	PRSU	04/25/2020					0	1,300	1,300		153,985
	RSU	11/15/2019								3,529	549,959
	Annual bonus		0	308,002	616,004	0
Thomas Merk	PRSU	11/15/2019					0	2,096	4,192		400,043
	PRSU	04/25/2020					0	1,066	1,066		126,268
	RSU	11/15/2019								2,567	400,041
	Annual bonus		0	261,645	523,290	0

(1)	Failure to meet a minimum level of performance resulted in no bonus paid out under the 2020 Variable Compensation Plan. For the 2020 fiscal year, under the terms of Mr. Mattes’ employment agreement, target bonus equal to 100% of his full annual base salary was based on VCP metrics, which were not met. Target bonus equal to 20% of his full annual base salary was based on individual goals (with a maximum award of 20%). These individual goals were met, resulting in an individual bonus payment of $170,003.

(2)	Reflects the dollar amount recognized for financial statement reporting purposes (disregarding an estimate of forfeitures related to service-based vesting conditions) for fiscal 2020 in accordance with ASC 718, and includes grants made in fiscal 2020. The assumptions used in the valuation of these awards are set forth in Note 12 “Employee Stock Award and Benefit Plans” of the Notes to the Consolidated Financial Statements in the Original Filing. For informational purposes, if the maximum level of performance for the PRSU awards was achieved, the value, calculated by multiplying the closing price of the Company’s common stock on the date of grant by the number of shares issuable upon achievement of the maximum level of performance under (i) the PRSU granted on November 15, 2019 is $1,388,223, $1,306,566, $898,262 and $653,281, for Messrs. Palatnik, Sobey, DiMarco and Merk, respectively; and (ii) the PRSU granted on April 17, 2020 is $5,647,347, $407,262, $814,523 and $407,262, for Messrs. Mattes, Palatnik, Sobey and DiMarco, respectively. These amounts do not correspond to the actual value, if any, that will be recognized by the NEOs. See “Compensation Discussion and Analysis—Equity Awards” for a description of the PRSUs.

Option Exercises and Stock Vested in Fiscal 2020

The table below sets forth certain information for each NEO regarding the exercise of options and the vesting of stock awards during fiscal 2020, including the aggregate value realized upon such exercise or vesting.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
Andy Mattes	—	—	3,588	394,680
John Ambroseo	—	—	57,985	8,911,463
Kevin Palatnik	—	—	12,604	1,888,237
Mark Sobey	—	—	11,746	1,756,664
Bret DiMarco	—	—	10,016	1,500,267
Thomas Merk	—	—	8,162	1,223,583

(1)	Includes 3,588, 1,615, 1,583, 1,300 and 1,066 shares for Messrs. Mattes, Palatnik, Sobey, DiMarco and Merk, respectively, that vested on October 3, 2020 as a result of fiscal 2020 free cash flow performance. Such shares were settled on December 1, 2020, upon the performance metric being certified by the Compensation and HR Committee based on numbers set forth in the Original Filing.

(2)	Reflects the market price of our common stock on the vesting date.

Outstanding Equity Awards at Fiscal 2020 Year-End

The following table presents information concerning outstanding equity awards held by each NEO as of October 3, 2020.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) exercisable	Number of Securities Underlying Unexercised Options (#) unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Andy Mattes	04/17/2020	—	—	—	—	—	—	50,114(3)	5,512,540
	04/17/2020	—	—	—	—	16,165	1,778,150	—	—
John Ambroseo	11/13/2018	—	—	—	—	—	—	44,998(4)	4,949,780
	11/13/2018	—	—	—	—	7,648	841,280	—	—
	11/03/2017	—	—	—	—	—	—	37,582(5)	4,134,020
	11/03/2017	—	—	—	—	2,497	274,670	—	—
Kevin Palatnik	04/17/2020	—	—	—	—	—	—	3,614(3)	397,540
	11/15/2019	—	—	—	—	—	—	8,908(6)	979,880
	11/15/2019	—	—	—	—	3,209	352,990	—	—
	11/15/2019	—	—	—	—	5,454	599,940	—	—
	11/13/2018	—	—	—	—	—	—	10,184(4)	1,120,240
	11/13/2018	—	—	—	—	3,514	386,540	—	—
	11/03/2017	—	—	—	—	—	—	5,010(5)	551,100
	11/03/2017	—	—	—	—	999	109,890	—	—
Mark Sobey	04/17/2020	—	—	—	—	—	—	7,228(3)	795,080
	11/15/2019	—	—	—	—	—	—	8,384(6)	922,240
	11/15/2019	—	—	—	—	5,133	564,630	—	—
	04/12/2019	—	—	—	—	11,062	1,216,820	—	—
	11/13/2018	—	—	—	—	—	—	7,956(4)	875,160
	11/13/2018	—	—	—	—	2,745	301,950	—	—
	11/03/2017	—	—	—	—	—	—	4,676(5)	514,360
	11/03/2017	—	—	—	—	932	102,520	—	—
Bret DiMarco	04/17/2020	—	—	—	—	—	—	3,614(3)	397,540
	11/15/2019	—	—	—	—	—	—	5,764(6)	634,040
	11/15/2019	—	—	—	—	3,529	388,190	—	—
	04/12/2019	—	—	—	—	11,062	1,216,820	—	—
	11/13/2018	—	—	—	—	—	—	6,364(4)	700,040
	11/13/2018	—	—	—	—	2,196	241,560	—	—
	11/03/2017	—	—	—	—	—	—	3,674(5)	404,140
	11/03/2017	—	—	—	—	732	80,520	—	—
Thomas Merk	11/15/2019	—	—	—	—	—	—	4,192(6)	461,120
	11/15/2019	—	—	—	—	2,567	282,370	—	—
	11/13/2018	—	—	—	—	—	—	5,092(4)	560,120
	11/13/2018	—	—	—	—	1,757	193,070	—	—
	11/03/2017	—	—	—	—	—	—	3,340(5)	367,400
	11/03/2017	—	—	—	—	666	73,260	—	—

(1)	Generally, time-based RSU grants vest 1/3 per year on each anniversary of the grant date. Mr. Palatnik’s 3,209 time-based RSUs granted on November 15, 2019 have a November 15, 2021 vest date, and Messrs. Sobey and DiMarco’s 11,062 time-based RSUs granted on April 12, 2019 have an April 12, 2022 vest date. Mr. Merk will vest in certain time-based RSUs that would otherwise vest within 24 months of his employment termination in accordance with the Leadership Change severance benefits under the Company’s Change of Control and Leadership Change Severance Plan as described in “Potential Payments Upon Termination or Change of Control” below.

(2)	Market value is determined by multiplying the number of shares by $110.00, the closing price of our common stock on October 2, 2020, the last trading day of fiscal 2020.

(3)	The performance-based RSU vesting determination date is April 6, 2023. The performance-based RSUs will vest in an amount which is 0-200% subject to the achievement of certain performance metrics. The amount reflected in the table is the maximum amount of 200%.

(4)	The performance-based RSU vesting determination date is November 13, 2021. The performance-based RSUs will vest in an amount which is 0-200% subject to the achievement of certain performance metrics. The amount reflected in the table is the maximum amount of 200%.

(5)	The performance-based RSU vesting determination date was November 3, 2020. The performance-based RSUs could have vested in an amount which is 0-200% subject to the achievement of certain performance metrics. The amount reflected in the table is the maximum amount of 200%; however, such performance-based RSUs did not vest since the performance metric was not achieved.

(6)	The performance-based RSU vesting determination date is November 15, 2022. The performance-based RSUs will vest in an amount which is 0-200% subject to the achievement of certain performance metrics. The amount reflected in the table is the maximum amount of 200%.

Fiscal 2020 Non-Qualified Deferred Compensation

For a description of our Deferred Compensation Plan, see “Compensation Discussion and Analysis—Retirement Plans.” The following table presents information regarding the non-qualified deferred compensation activity for each NEO during fiscal 2020 other than Mr. Merk who does not participate in our Deferred Compensation Plan:

Name	Executive Contributions in Last FY ($)(1)	Registrant Contributions in Last FY ($)(2)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)(3)
Andy Mattes	78,463	—	4,348	—	82,811
John Ambroseo	—	—	1,641,326	—	14,549,955
SRP(4)	—	—	303,012	—	2,549,962
Kevin Palatnik	—	—	54,233	—	842,600
Mark Sobey	—	—	20,459	(17,185)	1,949,189
Bret DiMarco	—	—	5,611	—	175,299

(1)	All amounts reported as executive contributions are executive elective deferrals included in the Fiscal 2020 Summary Compensation Table, as salary for fiscal 2020.

(2)	Company contributions to our Deferred Compensation Plan were terminated on December 31, 2010.

(3)	The deferred compensation in a participant’s account is fully vested and is credited with positive or negative investment results based upon plan investment options selected by the participant. The balance reflects contributions previously reported in the Summary Compensation Table to the extent the executive was a Named Executive Officer at the time of such contributions.

(4)	Amounts include account balances (including earnings) from the Supplementary Retirement Plan (SRP), which was suspended on December 31, 2004. The Deferred Compensation Plan is the only current non-qualified deferred compensation plan available for executive management.

Potential Payments Upon Termination or Change of Control

The following table shows the potential payments and benefits that we (or our successor) would be obligated to make or provide upon termination of employment of our current executive officers pursuant to the terms of the Change of Control and Leadership Change Severance Plan and our CEO’s employment agreement. For purposes of this table, it is assumed that such NEO's employment terminated at the close of business on October 2, 2020 (the last business day of fiscal 2020). These payments are conditioned upon the execution of a form release of claims by the NEO in favor of us. The amounts reported below do not include the nonqualified deferred compensation distributions that would be made to the NEOs following a termination of employment (for those amounts and descriptions, see the prior table) nor amounts that were earned as of the end of fiscal 2020. There can be no assurance that a triggering event would produce the same or similar results as those estimated below if such event occurs on any other date or at any other price, or if any other assumption used to estimate potential payments and benefits is not correct. Due to the number of factors that affect the nature and amount of any potential payments or benefits, any actual payments and benefits may be different. These are aggregate payments and do not reflect such individual's net after tax benefit. No officer is entitled to any "gross up" to offset the impact of IRS Code Section 280G.

NEO	Nature of Benefit	Termination Other Than for Change of Control or Leadership Change ($)	Leadership Change Termination ($)	Change of Control Termination ($)
Andy Mattes	Salary Severance(1)	1,700,026	—	2,541,538
	Bonus Severance(1)	2,040,031	—	3,049,846
	Time-Based Equity Compensation Acceleration(2)	—	—	1,778,150
	Performance-Based Equity Compensation Acceleration	—	—	2,756,270
	Aggregate Healthcare Related Monthly Payment(3)	49,500	—	99,000
	TOTAL BENEFIT	3,789,557	—	10,224,804
Kevin Palatnik	Salary Severance(1)	—	765,024	1,020,032
	Bonus Severance(1)	—	573,768	765,024
	Time-Based Equity Compensation Acceleration(2)	—	1,249,380	1,449,360
	Performance-Based Equity Compensation Acceleration	—	1,202,092	1,248,830
	Aggregate Healthcare Related Monthly Payment(3)	—	49,500	66,000
	TOTAL BENEFIT	—	3,839,764	4,549,246
Mark Sobey	Salary Severance(1)	—	750,017	1,000,022
	Bonus Severance(1)	—	562,513	750,017
	Time-Based Equity Compensation Acceleration(2)	—	1,997,783	2,185,920
	Performance-Based Equity Compensation Acceleration	—	1,217,174	1,296,240
	Aggregate Healthcare Related Monthly Payment(3)	—	49,500	66,000
	TOTAL BENEFIT	—	4,576,987	5,298,199
Bret DiMarco	Salary Severance(1)	—	660,005	880,006
	Bonus Severance(1)	—	462,003	616,004
	Time-Based Equity Compensation Acceleration(2)	—	1,797,767	1,927,090
	Performance-Based Equity Compensation Acceleration	—	823,876	865,810
	Aggregate Healthcare Related Monthly Payment(3)	—	49,500	66,000
	TOTAL BENEFIT	—	3,793,151	4,354,910

(1)	Reflects salary as in effect as of October 2, 2020. Bonus severance is based on target bonus as a percentage of salary as in effect as of October 2, 2020. The multiplier for a Change of Control Termination is 2.99 for the CEO and 2.0 for other NEOs. The multiplier for a Leadership Change Termination is 1.5. Note that for purposes of this table, the Company used actual salary rate in the payroll system, which due to rounding is immaterially different than the annual rate described (e.g. with regards to Mr. Mattes, the difference is approximately $13).

(2)	Equity Compensation Acceleration represents the value of time-based restricted stock units and performance-based restricted stock units, in each case at the closing stock price ($110.00) on October 2, 2020 (the last trading day of fiscal year 2020) that would become vested because of a termination of employment on October 2, 2020 assuming a Change in Control or Leadership Change. 100% of the time-based restricted stock units with respect to a Change of Control termination and those time-based restricted stock units that would vest within 24 months after the Leadership Change termination are accelerated. The value of accelerated restricted stock units is calculated by multiplying the number of unvested restricted stock units subject to acceleration by the closing stock price on October 2, 2020. This assumes vesting of the performance-based restricted stock units with a performance period ending in November 2021 and November 2022 at target achievement and in the event of a Leadership Change Termination, pro rata vesting of such restricted stock units with a performance period ending November 2022 reflecting an additional 24 month period after employment. The amounts reflected for Equity Compensation Acceleration do not reflect any value for the performance-based restricted stock units with a performance period ending in November 2020 since the performance goal for those units was not met and, therefore, no units vested. The amounts reflected for Equity Compensation Acceleration do not reflect any applicable taxes, just gross proceeds. Since the table assumes a triggering event as of the last business day of the fiscal year, only those restricted stock units outstanding to which the executives did not have a right as of that date are included in the table.

(3)	Aggregate Healthcare Related Monthly Payment is a monthly payment of $2,750 in lieu of receiving Company-subsidized COBRA benefits, life insurance premiums and/or other welfare benefits, multiplied by 36 months for our CEO and for our other NEOs, 24 months in a Change of Control termination or 18 months in a Leadership Change termination.

John Ambroseo retired from his role as President and CEO and a member of the Board, effective April 6, 2020. Upon his retirement, Mr. Ambroseo transitioned to the role of a Special Advisor to the Company. This transition was effected pursuant to a transition and retirement agreement that was entered into by Mr. Ambroseo and the Company in April 2019. The transition and retirement agreement provides for continuation of Mr. Ambroseo's employment through December 1, 2021, with a continuation of his base salary at $68,750 per month through April 13, 2021 and a base salary of $10,000 per month thereafter through December 1, 2021, continued vesting in outstanding equity awards through December 1, 2021 and eligibility for Change in Control benefits under the Company’s Change of Control and Leadership Change Severance Plan as though he continued as Chief Executive Officer if a Change of Control occurs before his retirement date. If a Change of Control and termination of employment occurred on October 2, 2020, Mr. Ambroseo would have been entitled to salary severance of $2,466,783, bonus severance of $2,466,783, equity compensation acceleration of $1,115,950 in time-based restricted stock units and $2,474,890 in performance-based restricted stock units (assuming target performance and the October 2, 2020 stock price) and aggregate health care related monthly payments of $99,000 for a total value of $8,623,406.

On August 20, 2020, the Company and Kevin Palatnik, entered into an executive transition services agreement, pursuant to which Mr. Palatnik was to retire from the Company on February 28, 2021. The executive transition services agreement provided that Mr. Palatnik was to transition to a special advisor to the Company in connection with the appointment of a successor Chief Financial Officer. Under the executive transition services agreement, Mr. Palatnik would have received the “Change in Leadership Severance Benefits” but not the “Change of Control Severance Benefits” under the Company’s Change of Control and Leadership Change Severance Plan, subject to the requirements thereof to provide an effective release. Mr. Palatnik’s “Change in Leadership Severance Benefits” (determined as of October 2, 2020) are set forth in the table above. As previously noted, the Company and Mr. Palatnik terminated the executive transition services agreement on January 18, 2021. Therefore, the table above also sets forth Mr. Palatnik’s “Change of Control Severance Benefits” (determined as of October 2, 2020) under the Company’s Change of Control and Leadership Change Severance Plan even though Mr. Palatnik would not have been eligible for such benefits while his executive transition services agreement was in effect.

The Company and Thomas Merk entered into a termination agreement pursuant to which Mr. Merk resigned from his officer position in October 2020 and terminated all employment relationships with the Company effective December 31, 2020. Under the termination agreement, Mr. Merk will basically receive the “Change in Leadership Severance Benefits” under the Company’s Change of Control and Leadership Change Severance Plan in severance and compensation for the period after his officer resignation, subject to the requirements thereof to provide an effective release. Mr. Merk’s “Change in Leadership Severance Benefits” included continued payment of his full salary through December 31, 2020, severance payment of €845,055 (valued at $990,286 using an October 2, 2020 currency conversion rate of 1 Euro = $1.17186) and vesting of the 2,589 time-based restricted stock units which were scheduled to vest within the 24 month period after his termination of employment (valued at $284,790 based on the October 2, 2020 stock price) and the continued ability to earn performance-based restricted stock units based on actual Company performance during the performance period ending November 13, 2021 (target of 2,546 performance-based restricted stock units valued at $280,060 based on the October 2, 2020 stock price) and performance-based restricted stock units based on actual Company performance for the performance period ending November 15, 2021 (target of 2,096 performance-based restricted stock units valued at $230,560 based on the October 2, 2020 stock price).

Pay Ratio

As provided for by the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC adopted a rule requiring companies to disclose the ratio of the median employee's total annual compensation relative to total annual compensation of the CEO. The fiscal 2020 total annualized compensation for our CEO, for purposes of this disclosure, as discussed below, was $7,244,632. We estimate that the fiscal 2020 total annual compensation for the median of all employees, excluding our CEO, was $67,064. The resulting ratio of our CEO's total annual compensation to that of the median of all employees, excluding our CEO, for fiscal 2020 is approximately 108 to 1.

For purposes of reporting annual total compensation and the ratio of annual total compensation of the CEO to the median employee, both the CEO and median employee's annual total compensation were calculated consistent with the disclosure requirements of executive compensation under the Summary Compensation Table.

For fiscal year 2020, the total compensation reported in the “Total” column of the Summary Compensation Table for our Chief Executive Officer, Mr. Mattes, was $6,764,838.  Since Mr. Mattes was appointed Chief Executive Officer effective April 6, 2020, we annualized his Salary, Non-Equity Incentive Plan Compensation and Company contributions to the 401(k) Retirement Plan, disclosed in the Fiscal 2020 Summary Compensation Table, and added the values set forth in the Fiscal 2020 Summary Compensation Table of his Bonus, Stock Awards, and other components of All Other Compensation to arrive at a value of $7,244,632, used for the ratio of annual total compensation for our CEO to the annual total compensation for our median employee.

We identified the median employee by (i) aggregating for each employee employed on October 3, 2020 (our fiscal year end) (A) annual base salary for salaried employees (or hourly rate multiplied by estimated work schedule, for hourly and seasonal employees) and (B) target incentive compensation, (ii) converting amounts from local currency to U.S. dollars and (iii) ranking this compensation measure for our employees other than our CEO from lowest to highest. Because we had an even number of employees (excluding our CEO) on the determination date, two employees were identified as the median compensated employees. We reviewed the compensation of these two employees as well as the compensation of five employees immediately above and below, to further analyze employee median compensation for consistency with that of other employees near the median. For these twelve employees, we calculated total annual compensation for such employees using the same methodology used to calculate the "Total" column of the Fiscal 2020 Summary Compensation Table. We then selected from among the two median compensated employees, a United States employee whose compensation was consistent with that of the twelve employees reviewed.

The pay ratio reported above is a reasonable estimate calculated in a manner consistent with SEC rules based on our internal records and the methodology described above. The SEC rules for identifying the median compensated employee and calculating the pay ratio based on that employee's total annual compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their employee populations and compensation practices. Therefore, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies have different employee populations and compensation practices and may utilize different methodologies, exclusions, estimates, and assumptions in calculating their own pay ratios.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of October 3, 2020 about the Company’s equity compensation plans under which shares of our common stock may be issued to employees, consultants or members of the Board:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights(1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	555,019(2)	—	3,177,501(3)
Equity compensation plans not approved by security holders	—	—	—
TOTAL	555,019	—	3,177,501

(1)	The weighted average exercise price does not reflect shares that will be issued upon the vesting of outstanding RSUs or upon the exercise of rights under the Employee Stock Purchase Plan.

(2)	This number consists of 530,115 shares outstanding under the 2011 Equity Incentive Plan and 24,904 shares outstanding under the Coherent Equity Incentive Plan.

(3)	This number consists of 143,465 shares of common stock reserved for future issuance under the Employee Stock Purchase Plan and 3,034,036 shares of common stock reserved for future issuance under the Coherent Equity Incentive Plan. This number reflects counting each share issued pursuant to vested RSUs (either service or performance-based) under the Coherent Equity Incentive Plan as 2.0 shares. Performance-based RSUs are included at 100% of target goal; under the terms of performance-based RSUs, the recipient may earn between 0% and 200% of the award.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of January 15, 2021, certain information with respect to the beneficial ownership of Coherent common stock by (i) any person (including any “group” as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934 (the “Exchange Act”)) known by us to be the beneficial owner of more than 5% of our voting securities, (ii) each director, (iii) each of the executive officers named in the Fiscal 2020 Summary Compensation Table, and (iv) all current executive officers and directors as a group. We do not know of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change of control. Unless otherwise indicated, the address of each stockholder in the table below is c/o Coherent, Inc., 5100 Patrick Henry Drive, Santa Clara, California 95054.

Name and Address	Number of Shares	Percent of Total(1)
Wellington Management Group LLP(2) c/o Wellington Management Company LLP 280 Congress Street Boston, MA 02210	2,490,193	10.19%
The Vanguard Group(3) 100 Vanguard Blvd. Malvern, PA 19355	2,261,774	9.25%
BlackRock, Inc.(4) 55 East 52nd Street New York, NY 10055	2,256,984	9.23%
Victory Capital Management Inc.(5) 4900 Tiedeman Rd. 4th Floor Brooklyn, OH 44144	1,265,659	5.18%
Andy Mattes	2,545	*
John Ambroseo(6)	187,283	*
Kevin Palatnik	31,437	*
Mark Sobey	12,477	*
Bret DiMarco(7)	22,717	*
Thomas Merk(8)	9,143	*
Jay T. Flatley(9)	42,162	*
Pamela Fletcher(10)	3,738	*
Beverly Kay Matthews(10)	2,898	*
Michael R. McMullen(10)	5,187	*
Garry W. Rogerson(11)	16,662	*
Steve Skaggs(10)	13,662	*
Sandeep Vij(12)	9,662	*
All directors and executive officers as a group (11 persons)(13)	163,147	*

*	Represents less than 1%.

(1)	Based upon 24,447,453 shares of Coherent common stock outstanding as of January 15, 2021. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, each share of Coherent common stock subject to options held by that person that are currently exercisable or will be exercisable within 60 days of January 15, 2021 and all RSUs held by that person that will vest within 60 days of January 15, 2021, are deemed outstanding. Such shares are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2)	According to the information reported by Wellington Management Group LLP, Wellington Group Holdings LLP, Wellington Investment Advisors Holdings LLP and Wellington Management Company LLP on a Schedule 13G/A jointly filed with the SEC on January 8, 2020, (a) each of Wellington Management Group LLP, Wellington Group Holdings LLP, and Wellington Investment Advisors Holdings LLP beneficially owns an aggregate of 2,490,193 shares, which consists of (i) 2,224,872 shares as to which it has shared voting power and (ii) 2,490,193 shares as to which it has shared dispositive power, and (b) Wellington Management Company LLP beneficially owns an aggregate of 2,385,484 shares, which consists of (i) 2,145,749 shares as to which it has shared voting power and (ii) 2,385,484 shares as to which it has shared dispositive power.

(3)	According to the information reported by The Vanguard Group (“Vanguard”) on a Schedule 13G/A filed with the SEC on February 12, 2020, Vanguard beneficially owns an aggregate of 2,261,774 shares, which consists of (i) 12,168 shares as to which it has sole voting power, (ii) 3,818 shares as to which it has shared voting power, (iii) 2,248,833 shares as to which it has sole dispositive power, and (iv) 12,941 shares as to which it has shared dispositive power.

(4)	According to the information reported by BlackRock, Inc. (“BlackRock”) on a Schedule 13G/A filed with the SEC on February 5, 2020, BlackRock beneficially owns an aggregate of 2,256,984 shares, which consists of (i) 2,161,222 shares as to which it has sole voting power and (ii) 2,256,984 shares as to which it has sole dispositive power.

(5)	According to the information reported by Victory Capital Management Inc. (“Victory Capital”) on a Schedule 13G filed with the SEC on January 31, 2020, Victory Capital beneficially owns an aggregate of 1,265,659 shares, which consists of (i) 1,216,534 shares as to which it has sole voting power and (ii) 1,265,659 shares as to which it has sole dispositive power.

(6)	Shares are owned by the Ambroseo-Lacorte Family Trust, of which Mr. Ambroseo is a trustee.

(7)	Shares are owned by the DiMarco Family Trust, of which Mr. DiMarco is a trustee.

(8)	Includes 2,589 shares issuable upon vesting of RSUs within 60 days of January 15, 2021.

(9)	Includes 2,148 shares issuable upon vesting of RSUs within 60 days of January 15, 2021, and 40,014 shares held by the Flatley Family Trust, of which Mr. Flatley is a trustee.

(10)	Includes 2,148 shares issuable upon vesting of RSUs within 60 days of January 15, 2021.

(11)	Includes 2,148 shares issuable upon vesting of RSUs within 60 days of January 15, 2021, and 14,514 shares held by the 2000 Rogerson Family Revocable Living Trust, of which Dr. Rogerson is a trustee.

(12)	Includes 2,148 shares issuable upon vesting of RSUs within 60 days of January 15, 2021, and 7,514 shares held by the Vij Family 2001 Trust, of which Mr. Vij is a trustee.

(13)	Includes an aggregate of 15,036 shares issuable upon vesting of RSUs within 60 days of January 15, 2021.

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

Director Independence

The Board has determined that, with the exception of Mr. Mattes, all of its current members are “independent directors” as that term is defined in the listing rules of the Nasdaq Stock Market.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accounting Fees and Services

The following table sets forth fees for services provided by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte”) during fiscal 2020 and 2019:

	2020	2019
Audit fees(1)	$3,612,428	$ 3,454,348
Tax fees(2)	523,716	546,618
All other fees(3)	1,895	1,895
Total	$4,138,039	$ 4,002,861

(1)	Represents fees for professional services provided in connection with the integrated audit of our annual financial statements and internal control over financial reporting and review of our quarterly financial statements, advice on accounting matters that arose during the audit and audit services provided in connection with other statutory or regulatory filings.

(2)	Represents tax compliance and related services.

(3)	Represents the annual subscription for access to the Deloitte Accounting Research Tool, which is a searchable on-line accounting database.

Pre-Approval of Audit and Non Audit Services

The Audit Committee has determined that the provision of non-audit services by Deloitte is compatible with maintaining Deloitte’s independence. In accordance with its charter, the Audit Committee approves in advance all audit and non-audit services to be provided by Deloitte. In other cases, the Chairman of the Audit Committee has the delegated authority to pre-approve certain additional services, and such pre-approvals are communicated to the full Audit Committee at its next meeting. During fiscal years 2020 and 2019, 100% of the services were pre-approved by the Audit Committee in accordance with this policy.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.       Consolidated Financial Statement Schedules

Financial statement schedules have been omitted because they are either not required, not applicable or the information required to be set forth therein is included in the Consolidated Financial Statements hereto.

2.       Exhibits

EXHIBIT INDEX

		Incorporated by reference herein
Exhibit Numbers		Form	Exhibit No.	Filing Date	File No.
3.1	Restated and Amended Certificate of Incorporation	10-K	3.1	December 28, 1990	000-05255
3.2	Certificate of Amendment of Restated and Amended Certificate of Incorporation of Coherent, Inc.	10-K	3.2	December 18, 2002	000-05255
3.3	Second Amended and Restated Bylaws of Coherent, Inc., effective as of January 18, 2021	8-K	3.1	January 19, 2021	001-33962
4.1	Description of Capital Stock	10-K	4.1	November 26, 2019	001-33962
10.1‡	Form of Indemnification Agreement	10-K	10.18	December 15, 2010	001-33962
10.2‡	Amended and Restated Employee Stock Purchase Plan	S-8	10.1	June 12, 2012	333-182074
10.3‡	Change of Control and Leadership Change Severance Plan, as amended and restated effective April 13, 2019	10-Q	10.1	May 8, 2019	001-33962
10.4‡	Variable Compensation Plan, as amended	10-K	10.7	November 30, 2011	001-33962
10.5‡	Supplementary Retirement Plan	10-Q	10.5	May 10, 2006	000-05255
10.6‡	2005 Deferred Compensation Plan
10.7‡	2011 Equity Incentive Plan	S-8	10.1	May 6, 2011	333-174019
10.8‡	2011 Equity Incentive Plan-Form of RSU Agreement for members of the Board of Directors	10-Q	10.1	August 10, 2011	001-33962
10.9‡	2011 Equity Incentive Plan-Form of Time-Based RSU Agreement	10-K	10.23	November 30, 2011	001-33962
10.10‡	2011 Equity Incentive Plan-Form of Performance RSU Agreement	10-K	10.11	November 26, 2019	001-33962
10.11‡	2011 Equity Incentive Plan-Form of Global RSU Agreement	10-K	10.12	November 27, 2018	001-33962
10.12‡	2011 Equity Incentive Plan-Form of Global Performance RSU Agreement	10-K	10.13	November 26, 2019	001-33962
10.13‡	Equity Incentive Plan	S-8	99.1	April 27, 2020	333-237855
10.14‡	Equity Incentive Plan – Form of Global Restricted Stock Unit Agreement	10-Q	10.2	August 12, 2020	001-33962
10.15‡	Equity Incentive Plan – Form of Performance Restricted Stock Unit Agreement	10-Q	10.3	August 12, 2020	001-33962
10.16‡	Equity Incentive Plan – Form of Global Restricted Stock Unit Agreement with Covenant Appendix
10.17‡	Employment Agreement dated March 31, 2020 between Andreas W. Mattes and the Company	8-K	10.1	April 6, 2020	001-33962
10.18‡	Offer letter with Thomas Merk	10-Q	10.3	February 9, 2017	001-33962
10.19‡	Managing director agreement with Thomas Merk	10-Q	10.4	February 9, 2017	001-33962
10.20‡	Termination Agreement, dated June 30, 2020, between Coherent Munich GmbH & Co. KG and Thomas Merk
10.21‡	CEO Transition and Retirement Agreement, dated April 13, 2019, between the Company and John Ambroseo	10-Q	10.2	May 8, 2019	001-33962
10.22‡	Transition Agreement and Release, dated February 4, 2019, between the Company and Paul Sechrist	10-Q	10.2	February 6, 2019	001-33962
10.23‡	Offer letter with Kevin Palatnik	10-Q	10.3	February 10, 2016	001-33962
10.24‡	Executive Transition Services Agreement, dated August 20, 2020, between the Company and Kevin Palatnik	10-K	10.23	December 1, 2020	001-33962
10.25‡	Agreement, dated January 18, 2021, between the Company and Kevin Palatnik terminating the Executive Transition Services Agreement, dated August 20, 2020, between the Company and Kevin Palatnik

		Incorporated by reference herein
Exhibit Numbers		Form	Exhibit No.	Filing Date	File No.
10.26	Credit Agreement, dated as of November 7, 2016, by and among Coherent, Inc., Coherent Holding GmbH, the guarantors from time to time party thereto, the lenders from time to time party thereto, Barclays Bank PLC, as Administrative Agent and L/C Issuer, Bank of America, N.A., as L/C Issuer, and The Bank of Tokyo-Mitsubishi UJF, Ltd., as L/C Issuer	8-K	10.1	November 8, 2016	001-33962
10.27	Amendment No. 1 and Waiver to Credit Agreement, dated as of May 8, 2017, by and among Coherent, Inc., Coherent Holding GmbH, the Guarantors party thereto, the Lenders party thereto and Barclays Bank PLC, as Administrative Agent	8-K	10.1	May 9, 2017	001-33962
10.28	Amendment No. 2 to Credit Agreement, dated as of July 5, 2017, by and among Coherent, Inc., Coherent Holding GmbH, the Guarantors party thereto and Barclays Bank PLC as Administrative Agent	10-Q	10.2	August 9, 2017	001-33962
21.1	Subsidiaries	10-K	21.1	December 1, 2020	001-33962
23.1	Consent of Independent Registered Public Accounting Firm	10-K	23.1	December 1, 2020	001-33962
24.1	Power of Attorney (see signature page)	10-K	24.1	December 1, 2020	001-33962
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	31.1	December 1, 2020	001-33962
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	31.2	December 1, 2020	001-33962
31.3	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	32.1	December 1, 2020	001-33962
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	32.2	December 1, 2020	001-33962
101.INS	Inline XBRL Instance	10-K	101.INS	December 1, 2020	001-33962
101.SCH	Inline XBRL Taxonomy Extension Schema	10-K	101.SCH	December 1, 2020	001-33962
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	10-K	101.CAL	December 1, 2020	001-33962
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	10-K	101.DEF	December 1, 2020	001-33962
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	10-K	101.LAB	December 1, 2020	001-33962
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	10-K	101.PRE	December 1, 2020	001-33962
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	10-K	104	December 1, 2020	001-33962

‡	Identifies management contract or compensatory plans or arrangements required to be filed as an exhibit.
**	Previously furnished.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COHERENT, INC.
Date:	February 1, 2021	/s/ ANDREAS W. MATTES
By: Andreas W. Mattes
President and Chief Executive Officer