Form 10-Q
period 2021-01-02
COHERENT INC
filed 2021-02-10
CIK 21510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ___________________________________________________
FORM 10-Q
 ___________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 2, 2021
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

 The number of shares outstanding of registrant’s common stock, par value $.01 per share, on February 8, 2021 was 24,448,718.
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

RISK FACTORS SUMMARY

You should carefully consider the information set forth below under the heading "Risk Factors" in Part II, Item 1A before deciding whether to invest in our securities. Below is a summary of the principal risks associated with an investment in our securities.
•We face risks related to our proposed acquisition by Lumentum Holdings Inc., including the possibility that the merger agreement is terminated prior to the completion of the merger, diversion of management’s attention, disruption of our relationship with third parties and employees, restrictions on our business activities and potential litigation related to the merger.
•Our business, financial condition and results of operations may continue to be materially adversely affected by the novel coronavirus ("COVID-19") pandemic and the related private and public sector responses to the pandemic.
•Our operating results and stock price have varied in the past and will continue to be subject to fluctuations based upon numerous factors, including those discussed under the heading "Risk Factors" in Part II, Item 1A and throughout this report.
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
•We may not be able to integrate the business of future acquisitions successfully with our own, realize the anticipated benefits of such acquisitions or manage our expanded operations, any of which would adversely affect our results of operations.
•We may not find suitable acquisition candidates in the future and we may not be able to successfully integrate and manage acquired businesses. Any acquisitions we make could disrupt our business and harm our financial condition.
•Our increased level of indebtedness following our acquisition of Rofin-Sinar Technologies Inc. ("Rofin") could adversely affect us, including by decreasing our business flexibility, and will increase our borrowing costs.
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
•Our bylaws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to utilize a different judicial forum for disputes with us or our directors, officers or employees.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share data)

	Three Months Ended
	January 2, 2021	December 28, 2019
Net sales	$326,053	$320,771
Cost of sales	206,057	211,518
Gross profit	119,996	109,253
Operating expenses:
Research and development	28,221	28,680
Selling, general and administrative	74,228	68,551
Amortization of intangible assets	597	1,432
Total operating expenses	103,046	98,663
Income from operations	16,950	10,590
Other income (expense):
Interest income	162	267
Interest expense	(4,477)	(4,094)
Other—net	2,026	793
Total other expense, net	(2,289)	(3,034)
Income before income taxes	14,661	7,556
Provision for income taxes	14,517	1,763
Net income	$144	$5,793

Net income per share:
Basic	$0.01	$0.24
Diluted	$0.01	$0.24

Shares used in computation:
Basic	24,264	23,971
Diluted	24,455	24,160

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended
	January 2, 2021	December 28, 2019
Net income	$144	$5,793
Other comprehensive income: (1)
Translation adjustment, net of taxes (2)	16,034	15,168
Changes in unrealized losses on available-for-sale securities, net of taxes (3)	3	—
Defined benefit pension plans, net of taxes (4)	(318)	132
Other comprehensive income, net of tax	15,719	15,300
Comprehensive income	$15,863	$21,093

(1)    Reclassification adjustments were not significant during the three months ended January 2, 2021 and December 28, 2019.

(2)     Tax expenses of $5,267 and $1,235 were provided on translation adjustments during the three months ended January 2, 2021 and December 28, 2019, respectively.

(3)     Tax expenses of $1 and $0 were provided on changes in unrealized gains on available-for-sale securities during the three months ended January 2, 2021 and December 28, 2019, respectively.

(4)     Tax expenses (benefits) of $(63) and $33 were provided on changes in defined benefit pension plans for the three months ended January 2, 2021 and December 28, 2019, respectively.

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except par value)

	January 2, 2021	October 3, 2020
ASSETS
Current assets:
Cash and cash equivalents	$508,214	$440,258
Restricted cash	801	765
Short-term investments	35,361	35,346
Accounts receivable—net of allowances of $7,625 and $7,630, respectively	226,199	220,289
Inventories	416,381	426,756
Prepaid expenses and other assets	91,814	88,250
Total current assets	1,278,770	1,211,664
Property and equipment, net	260,207	245,678
Goodwill	104,742	101,317
Intangible assets, net	19,934	21,765
Non-current restricted cash	4,661	4,497
Other assets	221,322	242,575
Total assets	$1,889,636	$1,827,496

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current-portion of long-term obligations	$17,136	$16,817
Accounts payable	62,412	60,225
Income taxes payable	6,561	6,861
Other current liabilities	210,554	184,155
Total current liabilities	296,663	268,058
Long-term obligations	428,823	411,140
Other long-term liabilities	212,272	221,074
Commitments and contingencies (Note 13)
Stockholders' equity:
Common stock, Authorized—500,000 shares, par value 0.01 per share:
Outstanding— 24,447 shares and 24,257 shares, respectively	243	241
Additional paid-in capital	89,064	80,275
Accumulated other comprehensive loss	(9,948)	(25,667)
Retained earnings	872,519	872,375
Total stockholders’ equity	951,878	927,224
Total liabilities and stockholders’ equity	$1,889,636	$1,827,496

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited; in thousands)

	Common Stock Shares	Common Stock Par Value	Add. Paid-in Capital	Accum. Other Comp. Income (Loss)	Retained Earnings	Total
Balances, September 28, 2019	23,982	$238	$34,320	$(36,336)	$1,286,514	$1,284,736
Common stock issued under stock plans, net of shares withheld for employee taxes	171	2	(7,430)	—	—	(7,428)
Stock-based compensation	—	—	7,574	—	—	7,574
Net income	—	—	—	—	5,793	5,793
Other comprehensive income, net of tax	—	—	—	15,300	—	15,300
Balances, December 28, 2019	24,153	$240	$34,464	$(21,036)	$1,292,307	$1,305,975

	Common Stock Shares	Common Stock Par Value	Add. Paid-in Capital	Accum. Other Comp. Income (Loss)	Retained Earnings	Total
Balances, October 3, 2020	24,257	$241	$80,275	$(25,667)	$872,375	$927,224
Common stock issued under stock plans, net of shares withheld for employee taxes	190	2	(3,009)	—	—	(3,007)
Stock-based compensation	—	—	11,798	—	—	11,798
Net income	—	—	—	—	144	144
Other comprehensive income, net of tax	—	—	—	15,719	—	15,719
Balances, January 2, 2021	24,447	$243	$89,064	$(9,948)	$872,519	$951,878

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended
	January 2, 2021	December 28, 2019
Cash flows from operating activities:
Net income	$144	$5,793
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,606	13,156
Amortization of intangible assets	2,614	12,312
Deferred income taxes	12,615	(1,911)
Amortization of debt issuance cost	857	826
Stock-based compensation	12,185	7,792
Non-cash restructuring charges	3,509	599
Amortization of right of use assets	4,427	4,104
Other non-cash expense	219	229
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(359)	34,320
Inventories	18,570	(867)
Prepaid expenses and other assets	(3,577)	(3,418)
Other long-term assets	(2,071)	(3,471)
Accounts payable	(912)	789
Income taxes payable/receivable	13,306	(2,447)
Operating lease liabilities	(4,090)	(3,877)
Other current liabilities	6,766	(7,856)
Other long-term liabilities	122	3,968
Net cash provided by operating activities	74,931	60,041

Cash flows from investing activities:
Purchases of property and equipment	(15,073)	(11,496)
Proceeds from dispositions of property and equipment	1,695	695
Proceeds from sales and maturities of available-for-sale securities	—	120
Net cash used in investing activities	(13,378)	(10,681)

Cash flows from financing activities:
Short-term borrowings	—	12,144
Repayments of short-term borrowings	(468)	(12,238)
Repayments of long-term borrowings	(2,104)	(1,956)
Issuance of common stock under employee stock option and purchase plans	5,896	5,747
Net settlement of restricted common stock	(8,903)	(13,175)
Net cash used in financing activities	(5,579)	(9,478)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	12,182	4,035
Net increase in cash, cash equivalents and restricted cash	68,156	43,917
Cash, cash equivalents and restricted cash, beginning of period	445,520	318,661
Cash, cash equivalents and restricted cash, end of period	$513,676	$362,578

Non-cash investing and financing activities:
Unpaid property and equipment purchases	$6,914	$7,770

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows.

	January 2, 2021	December 28, 2019
Cash and cash equivalents	$508,214	$349,592
Restricted cash, current	801	728
Restricted cash, non-current	4,661	12,258
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$513,676	$362,578
See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto filed by Coherent, Inc. on Form 10-K for the fiscal year ended October 3, 2020. In the opinion of management, all adjustments necessary for a fair presentation of financial condition and results of operation as of and for the periods presented have been made and include only normal recurring adjustments. Interim results of operations are not necessarily indicative of results to be expected for the year or any other interim periods. Our fiscal year ends on the Saturday closest to September 30 and our first fiscal quarter includes 13 weeks of operations in each fiscal year presented. Fiscal 2021 includes 52 weeks and fiscal 2020 includes 53 weeks.

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

The COVID-19 pandemic has significantly increased economic uncertainty and decreased demand for our products in many markets we serve, which could continue for an unknown period of time. In these circumstances, there may be developments outside of our control, including the length and extent of the COVID-19 outbreak, government-imposed measures and our ability to ship products and/or service installed products that may require us to adjust our operating plans. As such, given the dynamic nature of this situation, we cannot predict the future impacts of COVID-19 on our financial condition, results of operations or cash flows. However, it could have an adverse impact on our revenue as well as our overall profitability and may lead to an increase in inventory provisions, allowances for credit losses, and a volatile effective tax rate driven by changes in the mix of earnings across our markets.

2.    RECENT ACCOUNTING STANDARDS

Adoption of New Accounting Pronouncement

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and a subsequent amendment, ASU 2018-19 (collectively, Topic 326). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. We adopted ASU 2016-13 in the first quarter of fiscal 2021 with no material impact to our condensed consolidated financial statements.

With the adoption of Topic 326, we are now assessing whether unrealized losses have resulted from a credit loss or other factors. We believe none of our unrealized losses on available-for-sale investments were other-than temporary or were attributable to credit losses as of January 2, 2021 and October 3, 2020. We review our available-for-sale investments on a quarterly basis to identify a potential other-than-temporary impairment. We also do not have an intent to sell our investments and would not be required to sell them before they recover.

The adoption of Topic 326 did not significantly change our approach to the valuation of trade receivables. We determine whether there is an expected loss on our accounts receivable by reviewing all available data, including our customers' latest available financial statements, their credit standing and historical collection experience, as well as current and future market and economic conditions. As of January 2, 2021 and October 3, 2020, the allowance for credit losses on our trade receivables was $5.6 million and $5.4 million, respectively.

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). Topic 848 provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (LIBOR) or by another reference rate expected to be discontinued. The guidance was effective beginning March 12, 2020 and can be applied prospectively through December 31, 2022. In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform - Scope,” which clarified the scope and application of the original guidance. We will adopt these standards when LIBOR is discontinued and do not expect them to have a material impact on our consolidated financial statements or related disclosures.

3.     REVENUE RECOGNITION
Disaggregation of Revenue

Based on the information that our chief operating decision maker ("CODM") uses to manage the business, we disaggregate revenue by type and market application within each segment. No other level of disaggregation is required considering the type of products, customers, markets, contracts, duration of contracts, timing of transfer of control, and sales channels.

The following tables summarize revenue from contracts with customers (in thousands):

Sales by revenue type and segment

	Three Months Ended
	January 2, 2021		December 28, 2019
	OEM Laser Sources	Industrial Lasers & Systems	OEM Laser Sources	Industrial Lasers & Systems
Net sales:
Products(1)	$125,577	$89,312	$109,836	$93,903
Other product and service revenues(2)	85,585	25,579	91,112	25,920
Total net sales	$211,162	$114,891	$200,948	$119,823
(1) Net sales primarily recognized at a point in time.
(2) Includes sales of spare parts, related accessories and other consumable parts as well as revenues from service agreements, of which $16.0 million and $14.4 million for the three months ended January 2, 2021 and December 28, 2019, respectively, were recognized over time.

Sales by market application and segment

	Three Months Ended
	January 2, 2021		December 28, 2019
	OEM Laser Sources	Industrial Lasers & Systems	OEM Laser Sources	Industrial Lasers & Systems
Net sales:
Microelectronics	$128,173	$20,675	$114,893	$15,653
Precision manufacturing	11,859	69,591	10,395	77,977
Instrumentation	67,276	17,951	68,186	18,994
Aerospace and defense	3,854	6,674	7,474	7,199
Total net sales	$211,162	$114,891	$200,948	$119,823

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

A rollforward of our customer deposits and deferred revenue are as follows (in thousands):

	Three Months Ended
	January 2, 2021	December 28, 2019
Beginning balance (1)	$56,339	$42,550
Additions to customer deposits and deferred revenue	45,694	42,633
Amount of customer deposits and deferred revenue recognized in income	(42,081)	(40,360)
Translation adjustments	1,187	652
Ending balance (2)	$61,139	$45,475

(1) Beginning customer deposits and deferred revenue as of October 3, 2020 include $42,715 of current portion and $13,624 of long-term portion. Beginning customer deposits and deferred revenue as of September 28, 2019 include $34,538 of current portion and $8,012 of long-term portion.

(2) Ending customer deposits and deferred revenue as of January 2, 2021 include $48,119 of current portion and $13,020 of long-term portion. Ending customer deposits and deferred revenue as of December 28, 2019 include $35,894 of current portion and $9,581 of long-term portion.

Remaining performance obligations represent the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied as of the end of the reporting period. The following table includes estimated revenue expected to be recognized in the future related to performance obligations for sales of maintenance agreements, extended warranties, installation and contracts with customer acceptance provisions included in customer deposits and deferred revenue as of January 2, 2021 (in thousands):

	Remainder of fiscal 2021	Thereafter	Total
Performance obligations as of January 2, 2021	$45,524	$15,615	$61,139

4.     BUSINESS COMBINATIONS
Merger Agreement

On January 18, 2021, Coherent, Lumentum Holdings Inc. ("Lumentum"), Cheetah Acquisition Sub, Inc., a wholly owned subsidiary of Lumentum ("Merger Sub I"), and Cheetah Acquisition Sub LLC, a wholly owned subsidiary of Lumentum ("Merger Sub II"), entered into an Agreement and Plan of Merger (the "Lumentum Merger Agreement").

Pursuant to the terms of the Lumentum Merger Agreement, the acquisition of Coherent will be accomplished through a merger of Merger Sub I with and into Coherent (the "First Merger"), with Coherent surviving the First Merger, followed by a merger of Coherent with and into Merger Sub II, with Merger Sub II continuing as the surviving entity.

Pursuant to the terms of the Lumentum Merger Agreement, and subject to the terms and conditions set forth therein, at the effective time of the First Merger (the "Effective Time"), each share of the common stock of Coherent (the "Coherent Common Stock") issued and outstanding immediately prior to the Effective Time (other than (x) shares of Coherent Common Stock owned by Lumentum, Coherent, or any direct or indirect wholly owned subsidiary of Lumentum or Coherent or (y) shares of Coherent Common Stock owned by stockholders who have properly exercised and perfected appraisal rights under Delaware law, in each case immediately prior to the Effective Time), will be cancelled and extinguished and automatically converted into the right to receive the following consideration:

(A) $100.00 in cash, without interest, plus

(B) 1.1851 validly issued, fully paid and non-assessable shares of the common stock of Lumentum, par value $0.001 per share.

The completion of Coherent's acquisition by Lumentum is subject to customary closing conditions, including the approval of both parties' stockholders and regulatory approvals.

On February 4, 2021, MKS Instruments, Inc. ("MKS") made an unsolicited proposal to acquire Coherent in a cash and stock transaction. Under the terms of MKS' proposal, each share of Coherent common stock would be exchanged for $115.00 in cash and 0.7473 of a share of MKS common stock at the completion of the transaction, subject to customary closing conditions, including receipt of U.S. and foreign antitrust approvals and stockholder approvals. Coherent's board of directors is evaluating MKS' proposal and has not made a determination as to whether it is superior to the Lumentum transaction under the terms of the Lumentum Merger Agreement. After consulting with its financial and legal advisors, however, Coherent's board of directors has determined that MKS' proposal could lead to a transaction that is superior to its pending transaction with Lumentum and, accordingly, Coherent has determined to engage in discussions with MKS to further evaluate the comparative benefits and risks of MKS' proposed transaction relative to Coherent's pending transaction with Lumentum, including the near and long term financial opportunities of each transaction, the expected completion timing of each transaction, and the closing risks associated with each transaction.

Pending acquisition
On July 31, 2020, we reached an agreement to purchase Electro-optics Technology, Inc. ("EOT"), a highly specialized U.S.-based components company, which we expect will enable us to vertically integrate and improve the performance of our directed energy amplifier technology. We expect the acquisition to close in the second or third quarter of fiscal 2021, after receiving all regulatory approvals.

5.    FAIR VALUES

We have not changed our valuation techniques in measuring the fair value of any financial assets and liabilities during the period. We recognize transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers between levels during the periods presented. As of January 2, 2021 and October 3, 2020, we had one investment carried on a cost basis. If we were to fair value this investment, it would be based upon Level 3 inputs. This investment is not considered material to our condensed consolidated financial statements.

We measure the fair value of outstanding debt obligations for disclosure purposes on a recurring basis. As of January 2, 2021, the current and long-term portion of long-term obligations of $7.1 million and $428.8 million, respectively, are reported at amortized cost. As of October 3, 2020, the current and long-term portion of long-term obligations of $6.8 million and $411.1 million, respectively, are reported at amortized cost. These outstanding obligations are classified as Level 2 as they are not actively traded and are valued using a discounted cash flow model that uses observable market inputs. Based on the discounted cash flow model, the fair value of the outstanding debt approximates amortized cost.

Financial assets and liabilities measured at fair value as of January 2, 2021 and October 3, 2020 are summarized below (in thousands):

	Aggregate Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Aggregate Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	January 2, 2021			October 3, 2020
		(Level 1)	(Level 2)		(Level 1)	(Level 2)
Assets:
Cash equivalents:
Money market fund deposits	$40,328	$40,328	$—	$36,646	$36,646	$—
Certificates of deposit	59,571	59,571	—	56,191	56,191	—
Short-term investments:
U.S. Treasury and agency obligations (1)	35,361	—	35,361	35,346	—	35,346
Prepaid and other assets:
Foreign currency contracts (2)	2,387	—	2,387	812	—	812
Money market fund deposits — Deferred comp and supplemental plan (3)	515	515	—	203	203	—
Mutual funds — Deferred comp and supplemental plan (3)	23,877	23,877	—	22,778	22,778	—
Total	$162,039	$124,291	$37,748	$151,976	$115,818	$36,158

Liabilities:
Other current liabilities:
Foreign currency contracts (2)	(1,865)	—	(1,865)	(2,811)	—	(2,811)
Total	$160,174	$124,291	$35,883	$149,165	$115,818	$33,347

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

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	January 2, 2021
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$508,214	$—	$—	$508,214

Short-term investments:
Available-for-sale securities:
U.S. Treasury and agency obligations	$35,257	$104	$—	$35,361
Total short-term investments	$35,257	$104	$—	$35,361

	October 3, 2020
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$440,258	$—	$—	$440,258

Short-term investments:
Available-for-sale securities:
U.S. Treasury and agency obligations	$35,311	$36	$(1)	$35,346
Total short-term investments	$35,311	$36	$(1)	$35,346

There were $0.1 million and less than $0.1 million of unrealized gains and losses at January 2, 2021 and October 3, 2020, respectively. None of the $1,000 in unrealized losses at October 3, 2020 were considered to be other-than-temporary impairments.

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

Non-Designated Derivatives

The total outstanding notional contract and fair value asset (liability) amounts of non-designated hedge contracts, with maximum maturity of two months, are as follows (in thousands):

	U.S. Notional Contract Value		U.S. Fair Value
	January 2, 2021	October 3, 2020	January 2, 2021	October 3, 2020
Foreign currency hedge contracts
Purchase	$119,775	$169,206	$2,387	$(1,802)
Sell	$(121,575)	$(166,813)	$(1,865)	$(197)

The fair value of our derivative instruments is included in prepaid expenses and other assets and in other current liabilities in our Condensed Consolidated Balance Sheets. See Note 5, "Fair Values."

During the three months ended January 2, 2021 and December 28, 2019, we recognized losses of $1.1 million and $0.5 million, respectively, in other income (expense) for derivative instruments not designated as hedging instruments.

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

8.    GOODWILL AND INTANGIBLE ASSETS

During the quarter ended January 2, 2021, we noted no indications of impairment or triggering events to cause us to review goodwill for potential impairment. We will conduct our annual goodwill testing during the fourth fiscal quarter.

See Note 8, "Goodwill and Intangible Assets" to the Company’s audited consolidated financial statements and notes thereto for the year ended October 3, 2020 included in the Company’s Annual Report on Form 10-K for discussion of the non-cash pre-tax charges we recorded in the quarter ended April 4, 2020 related to the goodwill, intangible assets, property, plant and equipment and ROU assets of the ILS reporting unit of $327.2 million, $33.9 million, $85.6 million and $1.8 million, respectively.

The changes in the carrying amount of goodwill, all of which is in the OLS segment, for the period from October 3, 2020 to January 2, 2021 are as follows (in thousands):

OEM Laser Sources
Balance as of October 3, 2020	$101,317
Translation adjustments	3,425
Balance as of January 2, 2021	$104,742

Components of our amortizable intangible assets are as follows (in thousands):

	January 2, 2021			October 3, 2020
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Existing technology	$38,737	$(31,547)	$7,190	$46,547	$(37,630)	$8,917
Customer relationships	23,245	(11,769)	11,476	24,388	(12,923)	11,465
Production know-how	2,300	(1,032)	1,268	2,300	(917)	1,383
Total	$64,282	$(44,348)	$19,934	$73,235	$(51,470)	$21,765

For accounting purposes, when an intangible asset is fully amortized, it is removed from the disclosure schedule.

Amortization expense for intangible assets for the three months ended January 2, 2021 and December 28, 2019 was $2.6 million and $12.3 million, respectively. The change in the accumulated amortization also includes $1.8 million (increase) and $2.8 million (increase) of foreign exchange impact for the three months ended January 2, 2021 and December 28, 2019, respectively.

At January 2, 2021, estimated amortization expense for the remainder of fiscal 2021, the next five succeeding fiscal years and all fiscal years thereafter are as follows (in thousands):

Estimated Amortization Expense
2021 (remainder)	$7,632
2022	3,373
2023	2,779
2024	1,997
2025	1,996
2026	1,997
Thereafter	160
Total	$19,934

9.     BALANCE SHEET DETAILS

Inventories consist of the following (in thousands):

	January 2, 2021	October 3, 2020
Purchased parts and assemblies	$115,580	$116,957
Work-in-process	170,934	173,871
Finished goods	129,867	135,928
Total inventories	$416,381	$426,756

Prepaid expenses and other assets consist of the following (in thousands):

	January 2, 2021	October 3, 2020
Prepaid and refundable income taxes	$36,775	$50,548
Other taxes receivable	11,644	13,006
Prepaid expenses and other assets	43,395	24,696
Total prepaid expenses and other assets	$91,814	$88,250

Other assets consist of the following (in thousands):

	January 2, 2021	October 3, 2020
Assets related to deferred compensation arrangements	$31,105	$39,720
Deferred tax assets	89,921	102,028
Right of use assets, net - operating leases (See Note 11)	84,488	85,905
Right of use assets, net - finance leases (See Note 11)	588	656
Other assets	15,220	14,266
Total other assets	$221,322	$242,575

Other current liabilities consist of the following (in thousands):

	January 2, 2021	October 3, 2020
Accrued payroll and benefits	$71,083	$54,211
Operating lease liability, current (See Note 11)	16,492	15,366
Finance lease liability, current (See Note 11)	369	399
Deferred revenue	35,357	32,998
Warranty reserve	34,489	35,032
Accrued expenses and other	40,002	36,432
Customer deposits	12,762	9,717
Total other current liabilities	$210,554	$184,155

Components of the reserve for warranty costs during the first three months of fiscal 2021 and 2020 were as follows (in thousands):

	Three Months Ended
	January 2, 2021	December 28, 2019
Beginning balance	$35,032	$36,460
Additions related to current period sales	7,484	10,310
Warranty costs incurred in the current period	(9,217)	(10,972)
Adjustments to accruals related to foreign exchange and other	1,190	126
Ending balance	$34,489	$35,924

Other long-term liabilities consist of the following (in thousands):

	January 2, 2021	October 3, 2020
Long-term taxes payable	$15,627	$15,374
Operating lease liability, long-term (See Note 11)	73,634	75,264
Finance lease liability, long-term (See Note 11)	125	178
Deferred compensation	34,110	42,854
Defined benefit plan liabilities	48,113	45,810
Deferred tax liabilities	16,820	15,721
Deferred revenue	13,020	13,624
Asset retirement obligations liability	6,055	5,892
Other long-term liabilities	4,768	6,357
Total other long-term liabilities	$212,272	$221,074

10.     BORROWINGS

On December 21, 2020, Coherent LaserSystems GmbH & Co. KG entered into a loan agreement with Commerzbank for borrowings of up to 24 million Euros, to be drawn down by October 29, 2021, to finance a portion of the construction of a new facility in Germany. The term of the loan is 10 years and borrowings bear interest at 1.55% per annum. As of January 2, 2021, no amounts have been withdrawn under this loan facility. The loan agreement contains customary affirmative loan covenants.

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

As of January 2, 2021, the outstanding principal amount of the Euro Term Loan was 356.5 million Euros. As of January 2, 2021, the outstanding amount of the Revolving Credit Facility was $10.0 million plus a 10.0 million Euro letter of credit.

Loans under the Credit Agreement bear interest, at the Borrower’s option, at a rate equal to either (i)(x) in the case of calculations with respect to U.S. Dollars or certain other alternative currencies, the London interbank offered rate ("LIBOR") or (y) in the case of calculations with respect to the Euro, the euro interbank offered rate ("EURIBOR" and, together with LIBOR), the "Eurocurrency Rate") or (ii) a base rate (the "Base Rate") equal to the highest of (x) the federal funds rate, plus 0.50%, (y) the prime rate then in effect and (z) the Eurocurrency Rate for loans denominated in U.S. Dollars applicable to a one-month interest period, plus 1.0%, in each case, plus an applicable margin that is subject to adjustment pursuant to a pricing grid based on consolidated total gross leverage ratio. At January 2, 2021, the applicable margin for Euro Term Loans borrowed as Eurocurrency Rate loans was 2.25% per annum and as Base Rate loans was 1.25%. The applicable margin for revolving loans borrowed as Eurocurrency Rate loans was 4.25% per annum and as Base Rate loans was 3.25% per annum. Interest on Base Rate Loans is payable quarterly in arrears. Interest on Eurocurrency Rate loans is payable at the end of the applicable interest period (or at three month intervals if the interest period exceeds three months).

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

The Credit Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of us and our subsidiaries to, among other things, incur debt, grant liens, make investments, make certain restricted payments, transact with affiliates, and sell assets. The Credit Agreement also requires us and our subsidiaries to maintain a senior secured net leverage ratio as of the last day of each fiscal quarter of less than or equal to 3.50 to 1.00. We were in compliance with all covenants at January 2, 2021.

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

Additional sources of cash available to us were international currency lines of credit and bank credit facilities totaling $17.0 million as of January 2, 2021, of which $14.4 million was unused and available. These unsecured international credit facilities were used in Europe during the first three months of fiscal 2021. As of January 2, 2021, we had utilized $2.6 million of the international credit facilities as guarantees in Europe.

Short-term borrowings and current portion of long-term obligations consist of the following (in thousands):

	January 2, 2021	October 3, 2020
Current portion of Euro Term Loan (1)	$5,218	$4,970
1.3% Term loan due 2024	1,535	1,465
1.0% State of Connecticut term loan due 2023	383	382
Line of credit borrowings	10,000	10,000
Total short-term borrowings and current portion of long-term obligations	$17,136	$16,817
(1) Net of debt issuance costs of $3.0 million and $2.9 million at January 2, 2021 and October 3, 2020, respectively.

Long-term obligations consist of the following (in thousands):

	January 2, 2021	October 3, 2020
Euro Term Loan due 2024 (1)	$424,053	$406,099
1.3% Term loan due 2024	4,220	4,395
1.0% State of Connecticut term loan due 2023	550	646
Total long-term obligations	$428,823	$411,140
(1) Net of debt issuance costs of $5.4 million and $5.9 million at January 2, 2021 and October 3, 2020, respectively.

Contractual maturities of our debt obligations, excluding line of credit borrowings, as of January 2, 2021 are as follows (in thousands):

Amount
2021 (remainder)	$7,609
2022	10,140
2023	10,024
2024	416,620
Total	$444,393

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

We generally recognize sublease income on a straight-line basis over the sublease term.

The components of operating lease costs (in thousands), lease term (in years) and discount rate are as follows:

	Three Months Ended
	January 2, 2021	December 28, 2019
Operating lease cost	$5,344	$5,023
Variable lease cost	329	376
Short-term lease cost	11	130
Sublease income	(2)	(32)
Total lease cost	$5,682	$5,497

	January 2, 2021	December 28, 2019
Weighted average remaining lease term	7.6	8.3
Weighted average discount rate	4.9%	4.8%

Supplemental cash flow information related to leases are as follows (in thousands):

	Three Months Ended
	January 2, 2021	December 28, 2019
Operating cash outflows from operating leases	$5,023	$4,887
ROU assets obtained in exchange for new operating lease liabilities	853	1,996

See Note 9, "Balance Sheet Details" for supplemental balance sheet information related to leases.

As of January 2, 2021, maturities of our operating lease liabilities, which do not include short-term leases and variable lease payments, are as follows (in thousands):

Operating Leases
2021 (remainder)	$15,257
2022	18,673
2023	16,124
2024	12,456
2025	11,143
2026 and thereafter	37,219
Total minimum lease payments	110,872
Amounts representing interest	(20,746)
Present value of total lease liabilities	$90,126

12.  STOCK-BASED COMPENSATION

Fair Value of Stock Compensation

We recognize compensation expense for all share-based payment awards based on the fair value of such awards. The expense is recognized on a straight-line basis per tranche over the respective requisite service period of the awards.

Determining Fair Value

The fair values of shares purchased under the Employee Stock Purchase Plan ("ESPP") for the three months ended January 2, 2021 and December 28, 2019, respectively, were estimated using the following weighted-average assumptions:

	Employee Stock Purchase Plan
	Three Months Ended
	January 2, 2021	December 28, 2019
Expected life in years	0.5	0.5
Volatility	53.5%	47.1%
Risk-free interest rate	0.11%	1.84%
Expected dividend yield	—%	—%
Weighted average fair value per share	$36.67	$43.54

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

The weighted average fair value for the performance units granted for the three months ended January 2, 2021 and December 28, 2019 was determined using a Monte Carlo simulation model incorporating the following weighted average assumptions:

	Three Months Ended
	January 2, 2021	December 28, 2019
Risk-free interest rate	0.2%	1.6%
Volatility	51.7%	47.2%
Weighted average fair value per share	$119.54	$190.86

We recognize the estimated cost of these awards, as determined under the simulation model, over the related service period of approximately 3 years, with no adjustment in future periods based upon the actual shareholder return over the performance period.

In addition, during fiscal 2020, we granted performance restricted stock unit awards to certain employees with vesting based on goals related to free cash flow target amounts, with the initial fair value determined based on our closing stock price on the date of grant. Such awards were granted to serve as a performance incentive with a pay-for-performance forward-looking free cash flow target for the fiscal year in recognition of the impact of the COVID-19 pandemic. The number of shares issuable under these performance units upon satisfaction of the free cash flow performance criteria was capped at 100% of target. The total stock-based compensation of these awards was adjusted based on the level of achievement of free cash flow. These awards vested, in the three months ended January 2, 2021, at 100% of target.

Stock Compensation Expense

The following table shows total stock-based compensation expense and related tax benefits included in the condensed consolidated statements of operations for the three months ended January 2, 2021 and December 28, 2019 (in thousands):

	Three Months Ended
	January 2, 2021	December 28, 2019
Cost of sales	$2,272	$1,182
Research and development	1,199	561
Selling, general and administrative	8,714	6,049
Income tax benefit	(1,572)	(856)
	$10,613	$6,936

During the three months ended January 2, 2021, $1.9 million of stock-based compensation cost was capitalized as part of inventory for all stock plans, $2.3 million was amortized into cost of sales and $2.4 million remained in inventory at January 2, 2021. During the three months ended December 28, 2019, $1.0 million of stock-based compensation cost was capitalized as part of inventory for all stock plans, $1.2 million was amortized into cost of sales and $1.2 million remained in inventory at December 28, 2019.

At January 2, 2021, the total compensation cost related to unvested stock-based awards granted to employees under our stock plans but not yet recognized was approximately $63.8 million. We do not estimate forfeitures and account for them as they occur. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 1.8 years.

Stock Awards Activity

The following table summarizes the activity of our time-based and performance-based restricted stock units for the first three months of fiscal 2021 (in thousands, except per share amounts):

	Time Based Restricted Stock Units		Performance Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested stock at October 3, 2020	419	$144.87	136	$177.54
Granted	244	121.23	64	119.43
Vested (1)	(196)	147.56	(12)	118.45
Forfeited	(3)	138.92	(30)	315.05
Nonvested stock at January 2, 2021	464	$131.34	158	$131.90
(1) Service-based restricted stock units vested during the fiscal year. Performance-based restricted stock units included at 100% of target goal. Under the terms of the market based awards, the recipient may earn between 0% and 200% of the award. Under the terms of the performance-based awards based on free cash flow targets, the recipient may earn between 0% and 100% of the award.

13.      COMMITMENTS AND CONTINGENCIES

Indemnifications

In the normal course of business, we enter into agreements that contain a variety of representations and warranties and provide for general indemnification. Exposure under these agreements is unknown because claims may be made against us in the future and we may record charges in the future as a result of these indemnification obligations. As of January 2, 2021, we did not have any material indemnification claims that were probable or reasonably possible.

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

On February 5, 2020, our board of directors authorized a stock repurchase program authorizing the Company to repurchase up to $100.0 million of our common stock through January 31, 2021.We made no repurchases under the program and the program expired on January 31, 2021.

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

The following table presents information necessary to calculate basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended
	January 2, 2021	December 28, 2019
Weighted average shares outstanding—basic	24,264	23,971
Dilutive effect of employee stock awards	191	189
Weighted average shares outstanding—diluted	24,455	24,160

Net income	$144	$5,793

A total of 2,184 and 9,876 potentially dilutive securities have been excluded from the diluted share calculation for the three months ended January 2, 2021 and December 28, 2019, respectively, as their effect was anti-dilutive.

16.  OTHER INCOME (EXPENSE)

Other income (expense) is as follows (in thousands):

	Three Months Ended
	January 2, 2021	December 28, 2019
Foreign exchange loss	$(994)	$(1,034)
Gain on deferred compensation investments, net	2,242	2,232
Other	778	(405)
Other—net	$2,026	$793

17.  INCOME TAXES

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to us and our subsidiaries, adjusted for items which are considered discrete to the period.

Our effective tax rate on income before income taxes for the three months ended January 2, 2021 of 99.0% was higher than the U.S. federal tax rate of 21.0% primarily due to the establishment of valuation allowances for certain foreign deferred tax assets, the impact of income subject to foreign tax rates that are higher than the U.S. tax rates, the deferred taxes on foreign earnings not considered permanently reinvested, stock-based compensation not deductible for tax purposes and limitations on the deductibility of compensation under Internal Revenue Code Section 162(m). These amounts are partially offset by the benefit of federal research and development tax credits and our Singapore tax exemption.

We assess our ability to realize our net deferred tax assets on a quarterly basis and establish a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. Although several factors may be considered for assessing the need for a valuation allowance, a 12-quarter cumulative loss is generally viewed as a primary factor based on the weight given to historical results versus projections. In Germany we have an "Organschaft" arrangement among our German entities in which the annual profit and loss results are ultimately pooled at the parent level of Coherent Holding B.V. & Co. KG. During the first quarter of fiscal 2021, our German pooled results reflected a loss and we now have a cumulative loss position for the last 12 quarters. Due to the weight of objectively verifiable negative evidence, we believe that it is now more likely-than-not that our German Organschaft group’s deferred tax assets will not be realized as of first quarter of fiscal 2021. Accordingly, we have recorded a valuation allowance of approximately $7.0 million related to these deferred tax assets. It is reasonably possible that significant positive evidence may become available to reach a conclusion that a significant portion of the valuation allowance will no longer be needed, and if so, we may release our valuation allowance in the future.

    Our effective tax rate on income before income taxes for the three months ended December 28, 2019 of 23.3% was higher than the U.S. federal tax rate of 21.0% primarily due to the impact of income subject to foreign tax rates that are higher than the U.S. tax rates, an accrual for foreign withholding taxes on certain current year foreign earnings not considered permanently reinvested, stock-based compensation not deductible for tax purposes and limitations on the deductibility of compensation under Internal Revenue Code Section 162(m). These amounts are partially offset by the net excess tax benefits from restricted stock unit vesting, the benefit of federal research and development tax credits, the benefit of certain tax audit settlements and our Singapore tax exemption.

18.  DEFINED BENEFIT PLANS

For the three months ended January 2, 2021 and December 28, 2019, net periodic cost under our defined benefit plans was $0.2 million and $0.8 million, respectively. The service cost component of net periodic costs is included in selling, general and administrative ("SG&A") expenses, and the interest costs, net actuarial (gain) loss and other components are included in Other—net in the condensed consolidated statements of operations.

19.  SEGMENT AND GEOGRAPHIC INFORMATION

We are organized into two reporting segments, OEM Laser Sources ("OLS") and Industrial Lasers & Systems ("ILS"), based upon our organizational structure and how the CODM receives and utilizes information provided to allocate resources and make decisions. This segmentation reflects the go-to-market strategies and synergies for our broad portfolio of laser technologies and products. While both segments deliver cost-effective, highly reliable photonics solutions, the OLS business segment is focused on high performance laser sources and complex optical sub-systems, typically used in microelectronics manufacturing, medical diagnostics and therapeutic applications, as well as in scientific research. Our ILS business segment delivers high performance laser sources, sub-systems and tools primarily used for industrial laser materials processing, serving important end markets like automotive, machine tools, consumer goods, and medical device manufacturing as well as applications in aerospace and defense.

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

Our Chief Executive Officer has been identified as the CODM, as he assesses the performance of the segments and decides how to allocate resources to the segments. Income from operations is the measure of profit and loss that our CODM uses to assess performance and make decisions. Assets by segment are not a measure used to assess the performance of the company by the CODM and thus are not reported in our disclosures. Income from operations represents the net sales less the cost of sales and direct operating expenses incurred within the operating segments as well as allocated expenses such as shared sales and manufacturing costs. We do not allocate certain operating expenses to our operating segments and we manage them at the corporate level. These unallocated costs include stock-based compensation and corporate functions (certain management, finance, legal and human resources) and are included in the results below under Corporate and other in the reconciliation of operating results. Management does not consider unallocated Corporate and other costs in its measurement of segment performance.

The following table provides net sales and income from operations for our operating segments and a reconciliation of our total income from operations to income before income taxes (in thousands):

	Three Months Ended
	January 2, 2021	December 28, 2019
Net sales:
OEM Laser Sources	$211,162	$200,948
Industrial Lasers & Systems	114,891	119,823
Total net sales	$326,053	$320,771

Income from operations:
OEM Laser Sources	$49,416	$47,708
Industrial Lasers & Systems	(7,912)	(20,300)
Corporate and other	(24,554)	(16,818)
Total income from operations	16,950	10,590
Total other expense, net	(2,289)	(3,034)
Income before income taxes	$14,661	$7,556
Geographic Information
Our foreign operations consist primarily of manufacturing facilities and sales offices in Europe and Asia-Pacific. Sales, marketing and customer service activities are conducted through sales subsidiaries throughout the world. Geographic sales information for the three months ended January 2, 2021 and December 28, 2019 is based on the location of the end customer.
Sales to unaffiliated customers are as follows (in thousands):

	Three Months Ended
SALES	January 2, 2021	December 28, 2019
United States	$71,527	$77,885
Foreign countries:
South Korea	71,838	60,056
China	61,459	58,588
Japan	23,339	22,351
Asia-Pacific, other	27,411	22,162
Germany	29,285	30,445
Europe, other	28,531	34,513
Rest of World	12,663	14,771
Total foreign countries sales	254,526	242,886
Total sales	$326,053	$320,771

Major Customers

We had one customer during the three months ended January 2, 2021 and December 28, 2019 that accounted for 18.9% and 17.6% of net sales, respectively. This customer purchased primarily from our OLS segment.

We had one customer that accounted for 24.8% and 24.2% of accounts receivable at January 2, 2021 and October 3, 2020, respectively. This customer purchased primarily from our OLS segment.

20.  RESTRUCTURING CHARGES

In June 2019, we announced our plans to exit a portion of our high power fiber laser ("HPFL") business and consolidate all HPFL manufacturing and engineering functions in our Tampere, Finland facility by transferring certain HPFL activities from our Hamburg, Germany facility. We recorded charges related to this project in the first quarter of fiscal 2020 of $0.6 million, primarily related to accelerated depreciation and project management consulting.

We also vacated our leased facility in Santa Clara at the end of the lease term on July 31, 2020 and combined operations into our owned Santa Clara headquarters. We incurred costs in the first quarter of fiscal 2020 of $0.2 million, primarily related to accelerated depreciation. We also incurred costs in the first quarter of fiscal 2020 of $0.1 million for other projects.
In the fourth quarter of fiscal 2020, we began a restructuring program in our ILS segment which includes management reorganizations, the planned closure of certain manufacturing sites, and the right-sizing of global sales, service, order admin, marketing communication and certain administrative functions, among others. In the first quarter of fiscal 2021, we incurred costs of $5.4 million, primarily related to write-offs of excess inventory and accruals for vendor commitments, which are recorded in cost of sales, accelerated depreciation and estimated severance.
The following table presents our current liability as accrued on our balance sheets for restructuring charges. The table sets forth an analysis of the components of the restructuring charges and payments and other deductions made against the accrual for the first quarters of fiscal 2021 and 2020 (in thousands):

	Severance Related	Asset Write-Offs	Other	Total
Balances, October 3, 2020	$2,611	$—	$230	$2,841
Provision	819	3,509	1,055	5,383
Payments and other	(555)	(3,509)	(281)	(4,345)
Balances, January 2, 2021	$2,875	$—	$1,004	$3,879

	Severance Related	Asset Write-Offs	Other	Total
Balances, September 28, 2019	$8,279	$—	$215	$8,494
Provision	54	599	280	933
Payments and other	(658)	(599)	(275)	(1,532)
Balances, December 28, 2019	$7,675	$—	$220	$7,895
At January 2, 2021, $3.9 million of accrued severance related and other costs were included in other current liabilities. The severance, asset write-offs for inventory, accruals for vendor commitments, accelerated depreciation and other costs in the first quarter of fiscal 2021 primarily related to the restructuring program that began in the fourth quarter of fiscal 2020. The asset write-offs for accelerated depreciation and other costs in the first quarter of fiscal 2020 primarily related to the exit of a portion of our HPFL business in Hamburg, Germany, and costs to vacate our leased facility in Santa Clara and combine operations into our owned Santa Clara headquarters.

By segment, $5.4 million of restructuring costs were incurred in the ILS segment in the three months ended January 2, 2021. In the three months ended December 28, 2019, $0.7 million of the restructuring costs were incurred in the ILS segment and $0.2 million were incurred in the OLS segment. Restructuring charges are recorded in cost of sales, research and development and selling, general and administrative expenses in our condensed consolidated statements of operations.

21.  SUBSEQUENT EVENTS

See Note 4, "Business Combinations" for a description of the Lumentum Merger Agreement entered into on January 18, 2021, between Coherent, Lumentum, Merger Sub I and Merger Sub II.

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

We are organized into two reporting segments: OEM Laser Sources ("OLS") and Industrial Lasers & Systems ("ILS"), based on the organizational structure of the company and how the chief operating decision maker ("CODM") receives and utilizes information provided to allocate resources and make decisions. This segmentation reflects the go-to-market strategies and synergies for our broad portfolio of laser technologies and products. While both segments deliver cost-effective, highly reliable photonics solutions, the OLS business segment is focused on high performance laser sources and complex optical sub-systems typically used in microelectronics manufacturing, medical diagnostics and therapeutic applications, as well as in scientific research. Our ILS business segment delivers high performance laser sources, sub-systems and tools primarily used for industrial laser materials processing, serving important end markets like automotive, machine tool, consumer goods, and medical device manufacturing as well as applications in aerospace and defense.

Income from operations is the measure of profit and loss that our CODM uses to assess performance and make decisions. Income from operations represents the sales less the cost of sales and direct operating expenses incurred within the operating segments as well as allocated expenses such as shared sales and manufacturing costs. We do not allocate certain operating expenses to our operating segments and we manage them at the corporate level. These unallocated costs include stock-based compensation and corporate functions (certain management, finance, legal and human resources) and are included in Corporate and other. Management does not consider unallocated Corporate and other costs in its measurement of segment performance.

SIGNIFICANT EVENTS

Merger Agreement

On January 18, 2021, Coherent, Lumentum Holdings Inc., Cheetah Acquisition Sub, Inc., a wholly owned subsidiary of Lumentum ("Merger Sub I"), and Cheetah Acquisition Sub LLC, a wholly owned subsidiary of Lumentum ("Merger Sub II"), entered into an Agreement and Plan of Merger (the "Lumentum Merger Agreement").

Pursuant to the terms of the Lumentum Merger Agreement, the acquisition of Coherent will be accomplished through a merger of Merger Sub I with and into Coherent (the "First Merger"), with Coherent surviving the First Merger, followed by a merger of Coherent with and into Merger Sub II, with Merger Sub II continuing as the surviving entity.

Pursuant to the terms of the Lumentum Merger Agreement, and subject to the terms and conditions set forth therein, at the effective time of the First Merger (the "Effective Time"), each share of the common stock of Coherent (the "Coherent Common Stock") issued and outstanding immediately prior to the Effective Time (other than (x) shares of Coherent Common Stock owned by Lumentum, Coherent, or any direct or indirect wholly owned subsidiary of Lumentum or Coherent or (y) shares of Coherent Common Stock owned by stockholders who have properly exercised and perfected appraisal rights under Delaware law, in each case immediately prior to the Effective Time), will be cancelled and extinguished and automatically converted into the right to receive the following consideration:

(A) $100.00 in cash, without interest, plus

(B) 1.1851 validly issued, fully paid and non-assessable shares of the common stock of Lumentum, par value $0.001 per share.

The completion of Coherent's acquisition by Lumentum is subject to customary closing conditions, including the approval of both parties' stockholders and regulatory approvals.

On February 4, 2021, MKS Instruments, Inc. ("MKS") made an unsolicited proposal to acquire Coherent in a cash and stock transaction. Under the terms of MKS' proposal, each share of Coherent common stock would be exchanged for $115.00 in cash and 0.7473 of a share of MKS common stock at the completion of the transaction, subject to customary closing conditions, including receipt of U.S. and foreign antitrust approvals and stockholder approvals. Coherent's board of directors is evaluating MKS' proposal and has not made a determination as to whether it is superior to the Lumentum transaction under the terms of the Lumentum Merger Agreement. After consulting with its financial and legal advisors, however, Coherent's board of directors has determined that MKS' proposal could lead to a transaction that is superior to its pending transaction with Lumentum and, accordingly, Coherent has determined to engage in discussions with MKS to further evaluate the comparative benefits and risks of MKS' proposed transaction relative to Coherent's pending transaction with Lumentum, including the near and long term financial opportunities of each transaction, the expected completion timing of each transaction, and the closing risks associated with each transaction. There can be no assurances that Coherent will conclude that the transaction proposed by MKS is superior to Coherent's pending transaction with Lumentum and Coherent investors are encouraged to await a final determination from Coherent's board of directors. Notwithstanding its receipt of MKS' proposal and pending discussions between Coherent and MKS, Coherent's board of directors continues to recommend Coherent's merger agreement with Lumentum to its stockholders. Coherent's board of directors is not modifying or withdrawing its recommendation with respect to the Lumentum merger agreement and the Lumentum merger at this time, or proposing to do so, and is not making any recommendation with respect to MKS' proposal at this time.

MARKET APPLICATIONS

Our products address a broad range of applications that, beginning in the first quarter of fiscal 2021, we group into the following markets: Microelectronics, Precision Manufacturing, Instrumentation, and Aerospace and Defense. Net sales by market application for fiscal 2020 have been restated to these market applications.

OUR STRATEGY

We strive to develop innovative and proprietary products and solutions that meet the needs of our customers and that are based on our core expertise in lasers and optical technologies. In pursuit of our strategy, we intend to:

•Effect our Good to Great Transformation—Since our incorporation, we have developed critical technology and have built this company into a multinational corporation and a leader in the photonics industry. We are engaged in a multi-pronged and multi-year transformation focusing on all aspects of our company. Namely, we are working to:

•Transform the operational efficiency of all our processes;
•Reduce the complexity of our portfolio;
•Focus our investments on growth opportunities; and
•Enhance the focus and alignment with our customers even further

•Streamline our manufacturing structure and improve our cost structure—We are focusing on optimizing the mix of products that we manufacture internally and externally. We expect to further utilize vertical integration where our internal manufacturing process is considered proprietary and seek to leverage external sources when the capabilities and cost structure are well developed and on a path towards commoditization.

•Focus on long-term improvement of adjusted EBITDA, in dollars and as a percentage of net sales, drive free cash flow and gross margin as a percentage of sales—We define adjusted EBITDA as operating income adjusted for depreciation, amortization, stock-based compensation expense, restructuring costs and certain other non-operating income and expense items, such as costs related to our acquisitions. Key initiatives to reach our goals for EBITDA and gross margin improvements include utilization of our manufacturing locations in Asia, optimizing our supply chain and continued leveraging of our infrastructure. Our focus on free cash flow is to generate cash over the long term as it is essential to maintaining a healthy business and providing funds to help fuel growth.

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
•Aerospace & Defense.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We have identified the following as the items that require the most significant judgment and often involve complex estimation: revenue recognition, business combinations, accounting for long-lived assets (including goodwill and intangible assets), inventory valuation, warranty reserves and accounting for income taxes. See Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for our fiscal year ended October 3, 2020.

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

	Three Months Ended
	January 2, 2021	December 28, 2019	Change	% Change
	(Dollars in thousands)
Net sales—OEM Laser Sources	$211,162	$200,948	$10,214	5.1%
Net sales—Industrial Lasers & Systems	$114,891	$119,823	$(4,932)	(4.1)%
Gross profit as a percentage of net sales—OEM Laser Sources	45.2%	46.8%	(1.6)%	N/A
Gross profit as a percentage of net sales—Industrial Lasers & Systems	23.0%	13.5%	9.5%	N/A
Research and development as a percentage of net sales	8.6%	8.9%	(0.3)%	N/A
Income before income taxes	$14,661	$7,556	$7,105	94.0%
Net cash provided by operating activities	$74,931	$60,041	$14,890	24.8%
Free cash flow	$59,858	$48,545	$11,313	23.3%
Days sales outstanding in receivables	62	66	(4)	N/A
Annualized first quarter inventory turns	2.0	1.9	0.1	N/A
Net income as a percentage of net sales	0.0%	1.8%	(1.8)%	N/A
Adjusted EBITDA as a percentage of net sales	15.3%	14.3%	1.0%	N/A

Net Sales

Net sales include sales of lasers, laser systems, related accessories and services. Net sales for the first quarter of fiscal 2021 increased 5.1% in our OLS segment and decreased 4.1% in our ILS segment from the same quarter one year ago. For a description of the reasons for changes in net sales refer to the "Results of Operations" section of this quarterly report.

Gross Profit as a Percentage of Net Sales

Gross profit as a percentage of net sales ("gross profit percentage") is calculated as gross profit for the period divided by net sales for the period. Gross profit percentage in the first quarter of fiscal 2021 decreased to 45.2% from 46.8% in our OLS segment and increased to 23.0% from 13.5% in our ILS segment as compared to the same quarter one year ago. For a description of the reasons for changes in gross profit refer to the "Results of Operations" section of this quarterly report.

Research and Development as a Percentage of Net Sales

Research and development as a percentage of net sales ("R&D percentage") is calculated as research and development expense for the period divided by net sales for the period. Management considers R&D percentage to be an important indicator in managing our business as investing in new technologies is a key to future growth. R&D percentage decreased to 8.6% for the first quarter of fiscal 2021 from 8.9% for the same quarter one year ago. For a description of the reasons for changes in R&D spending refer to the "Results of Operations" section of this quarterly report.

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

Days Sales Outstanding in Receivables

We calculate days sales outstanding ("DSO") in receivables as net receivables at the end of the period divided by net sales during the period and then multiplied by the number of days in the period, using 90 days for quarters. DSO in receivables indicates how well we are managing our collection of receivables, with lower DSO in receivables resulting in higher working capital availability. The more money we have tied up in receivables, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business. Our DSO in receivables for the first quarter of fiscal 2021 decreased to 62 days from 66 days compared to the same quarter one year ago. The decrease was primarily due to improved collections of receivables for ELA tools used in the Asian flat panel display market and improved linearity with a lower concentration of sales in the last month of the quarter. These ELA tools are our highest priced products, so any changes in collection timing will have a more significant impact on overall DSO.

Annualized First Quarter Inventory Turns

We calculate annualized first quarter inventory turns as the cost of sales during the first quarter annualized and divided by net inventories at the end of the first quarter. This indicates how well we are managing our inventory levels, with higher inventory turns resulting in more working capital availability and a higher return on our investments in inventory. Our annualized inventory turns for the first quarter of fiscal 2021 increased to 2.0 turns from 1.9 turns compared to the same quarter a year ago primarily due to higher flat panel display shipments in our OLS segment and higher inventory write-offs for restructuring programs partially offset by lower intangibles amortization in cost of goods sold as a result of the impairment charges recorded in the second quarter of fiscal 2020. Although our annualized inventory turns are lower than our historical turns primarily due to shifts in demand, we continue to carefully manage our inventory levels in anticipation of expected increased demand from our customers over the next 12 to 18 months.

Adjusted EBITDA as a Percentage of Net Sales

We define adjusted EBITDA as operating income adjusted for depreciation, amortization, stock-based compensation expense, restructuring costs and certain other non-operating income and expense items, such as costs related to our acquisitions. Key initiatives to reach our goals for EBITDA improvements include utilization of our manufacturing locations in Asia, optimizing our supply chain and continued leveraging of our infrastructure.

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
Below is the reconciliation of our net cash provided by operating activities to our free cash flow:

	Three Months Ended
	January 2, 2021	December 28, 2019
Net cash provided by operating activities	$74,931	$60,041
Less: Purchases of property and equipment	15,073	11,496
Free cash flow	$59,858	$48,545

Below is the reconciliation of our net income as a percentage of net sales to our adjusted EBITDA as a percentage of net sales:

	Three Months Ended
	January 2, 2021	December 28, 2019
Net income as a percentage of net sales	0.0%	1.8%
Income tax expense	4.5%	0.6%
Interest and other income (expense), net	1.4%	1.7%
Depreciation and amortization	4.0%	7.9%
Restructuring charges and other	1.7%	0.3%
Impairment (asset recoveries) and other charges	0.0%	(0.4)%
Stock-based compensation	3.7%	2.4%
Adjusted EBITDA as a percentage of net sales	15.3%	14.3%

SIGNIFICANT EVENTS

Merger Agreement

See Item II "COMPANY OVERVIEW" for a description of the Merger Agreement entered into on January 18, 2021, between Coherent, Lumentum, Merger Sub I and Merger Sub II.

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

In determining the impact of the COVID-19 pandemic in relation to our net sales, we compare our actual results to our most recently published forecast and the net sales guidance range communicated in our quarterly earnings call. This forecast has been adjusted for known impacts to our bookings and net sales from COVID-19 and other factors. Using this criteria, we estimate that our sales for the following fiscal quarters were further negatively impacted by the COVID-19 pandemic: (i) for the second quarter of fiscal 2020 — $31.0 million, (ii) for the third quarter of fiscal 2020 — $9.0 million, (iii) for the fourth quarter of fiscal 2020 — an immaterial amount, and (iv) for the first quarter of fiscal 2021 — an immaterial amount. The effect of COVID-19 as forecasted and as further experienced was most significant in Asia during the second quarter of fiscal 2020 and began impacting Europe and North America only later in the second quarter of fiscal 2020 as the virus spread globally. In the third quarter of fiscal 2020, the global economic effect of the COVID-19 pandemic was less significant, though continued to be high in certain regions. While we believe that COVID-19 was a partial cause of the decline in revenue in the second quarter of fiscal 2020, we also had lower shipments related to ELA tools in the flat panel display market and lower shipments in materials processing applications in the second quarter of fiscal 2020 that were mostly unrelated to COVID-19.

During fiscal 2020 and continuing into the first quarter of fiscal 2021, the global demand environment was uncertain at times given the effects of COVID-19 on many businesses, including manufacturing facilities and customer confidence around the world. While we saw a partial recovery in order volumes in China in the latter half of March and the third quarter of fiscal 2020, this coincided with declining bookings in other regions, particularly in North America, and to a lesser extent in Europe and other countries in Asia. In the fourth quarter of fiscal 2020 and the first quarter of fiscal 2021, we saw global demand recover in all regions and begin to return to a more normalized demand trend. However, we cannot predict future resurgences of COVID-19 and the impact that it may have on future demand for our products and services, particularly given the recent shutdown measures taken in certain countries in Europe.

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

We have not experienced significant supply disruption from third-party component suppliers but if we experience strong demand in certain products, COVID-19 may impact the speed in which we are able to ramp up production due to supply chain constraints. However, we continue to face some supply chain constraints primarily related to logistics, including available air cargo space and higher freight rates. Available cargo space on flights between the U.S. and Europe, and Europe and Asia has been and remains limited as a result of the impact from COVID-19 and government and business responses to it, and this has increased shipping time and costs. In addition, shipments between countries have been more severely impacted by COVID-19 and we are experiencing delays due to additional checks at border crossings, including within Europe and Asia. There has also been sporadic restrictions on individual travel between certain states in the United States of America as well. Government actions related to COVID-19 come on the heels of increasing trade tensions between the United States and China, which may continue. We believe we have the ability to meet the near-term demand for our products, but the situation is fluid and subject to change.

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

Restructuring

In June 2019, we announced our plans to exit a portion of our HPFL business and consolidate all HPFL manufacturing and engineering functions in our Tampere, Finland facility by transferring certain HPFL activities from our Hamburg, Germany facility. We recorded charges related to this project in the first quarter of fiscal 2020 of $0.6 million, primarily related to accelerated depreciation and project management consulting.

We also vacated our leased facility in Santa Clara at the end of the lease term on July 31, 2020 and combined operations into our owned Santa Clara headquarters. We incurred costs in the first quarter of fiscal 2020 of $0.2 million, primarily related to accelerated depreciation. We also incurred costs in the first quarter of fiscal 2020 of $0.1 million for other projects.
In the fourth quarter of fiscal 2020, we began a restructuring program in our ILS segment which includes management reorganizations, the planned closure of certain manufacturing sites, and the right-sizing of global sales, service, order admin, marketing communication and certain administrative functions, among others. In the first quarter of fiscal 2021, we incurred costs of $5.4 million, primarily related to write-offs of excess inventory and accruals for vendor commitments, which is recorded in cost of sales, and estimated severance.
See Note 20, "Restructuring Charges" in the Notes to Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

CONSOLIDATED SUMMARY

The following table sets forth, for the periods indicated, the percentage of total net sales represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended
	January 2, 2021	December 28, 2019
Net sales	100.0%	100.0%
Cost of sales	63.2%	65.9%
Gross profit	36.8%	34.1%
Operating expenses:
Research and development	8.6%	8.9%
Selling, general and administrative	22.8%	21.4%
Amortization of intangible assets	0.2%	0.5%
Total operating expenses	31.6%	30.8%
Income from operations	5.2%	3.3%
Other expense, net	(0.7)%	(0.9)%
Income before income taxes	4.5%	2.4%
Provision for income taxes	4.5%	0.6%
Net income	0.0%	1.8%

Net income for the first quarter of fiscal 2021 was $0.1 million ($0.01 per diluted share). This included $10.6 million of after-tax stock-based compensation expense, $4.5 million of after-tax restructuring costs, $2.3 million of after-tax amortization of intangible assets, $8.6 million non-recurring income tax net charge and $0.6 million of excess tax charge for employee stock-based compensation. Net income for the first quarter of fiscal 2020 was $5.8 million ($0.24 per diluted share). This included $8.9 million of after-tax amortization of intangible assets, $6.9 million of after-tax stock-based compensation expense, $0.7 million of after-tax restructuring costs, $1.1 million of benefit from amounts received from a legal settlement on a resolved asset recovery matter and $0.7 million of excess tax benefits for employee stock-based compensation.

NET SALES

Market Application

The following tables set forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by market application (dollars in thousands):

	Three Months Ended
	January 2, 2021		December 28, 2019
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Microelectronics	$148,848	45.7%	$130,546	40.7%
Precision manufacturing	81,450	25.0%	88,372	27.5%
Instrumentation	85,227	26.1%	87,180	27.2%
Aerospace and defense	10,528	3.2%	14,673	4.6%
Total	$326,053	100.0%	$320,771	100.0%

Net sales for the first quarter of fiscal 2021 increased by $5.3 million, or 2%, compared to the first quarter of fiscal 2020, with increases in the microelectronics market partially offset by decreases in the precision manufacturing, aerospace and defense and instrumentation markets. We believe that we are well-positioned with our laser-based technology to benefit from technology proliferation in rapid growth areas such as 5G, flexible OLED and MicroLED. In addition, we believe the market for laser-based medical instrumentation, devices and procedures will continue to grow with the aging population around the globe. We also anticipate that technology advances will result in increased defense spending.

The increase in the microelectronics market of $18.3 million, or 14%, was primarily due to increased shipments for flat panel display (higher shipments related to ELA tools used in the flat panel display market offset by lower revenues from consumable service parts) and advanced packaging applications. In microelectronics, we expect future increases in ELA tool shipments as Asian manufacturers improve yields and ramp manufacturing as indicated by the fact that we have received new orders for these products in our first quarter of fiscal 2021. In addition, it is expected that the handset market will transition to 5G technology. This technology requires more power from the battery which we expect will result in the handset manufacturers having to decide between shorter talk times or placement of larger batteries in existing form factors. Since OLED displays are much thinner than liquid crystal displays (LCD), we believe 5G will increase demand for OLED displays to accommodate larger batteries. In addition, we are seeing demand for laser solutions for MicroLED production. We believe that these technological demands will allow us to continue to maintain a leadership position in flat panel display applications. We are also seeing higher demand for semiconductor applications driven by continuous strength in cloud computing and data centers as well as in advanced packaging applications driven by 5G demand for smaller geometry, better power management and next generation printed circuit boards.

The decrease in the precision manufacturing market of $6.9 million, or 8%, was primarily due to decreased sales in machine tools materials processing applications. An index which often correlates to materials processing sales is the Purchasing Managers Index (PMI). PMI is a measure of the prevailing economic trends in manufacturing. The manufacturing PMI for the US, Germany and Japan has continued to rise over our last few fiscal quarters, with the US and Germany posting 6 year and 3 year highs, respectively, in December 2020. The rising PMIs are slightly tempered with a slowing down in the rise of production along with rising prices. We see automotive production returning to pre-COVID-19 levels and expect increased demand in the second quarter of fiscal 2021 and beyond. Conversely, we anticipate some near-term weakness in medical device manufacturing as elective surgeries have declined again as COVID-19 cases increase. The timing for our recovery in some portions of this market remains uncertain.

Sales in the aerospace and defense market decreased $4.1 million, or 28%, primarily due to lower optics shipments in defense and aerospace applications. We anticipate the defense market, especially amplifiers for directed energy and specialty optics for aerospace, to be a multi-year growth opportunity for us.

The decrease in the instrumentation market of $2.0 million, or 2%, was due primarily to lower shipments for biomedical instrumentation applications. We supply lasers and optical systems for biomedical instrumentation applications and our lasers have been used in diagnostic instruments in applications including gene sequencing, biomarker identification and vaccine development. We expect demand in the scientific and government program applications to continue to fluctuate from quarter to quarter.

Segments

We are organized into two reportable operating segments: OLS and ILS. While both segments deliver cost-effective, highly reliable photonics solutions, OLS is focused on high performance laser sources and complex optical sub-systems, typically used in microelectronics manufacturing, medical diagnostics and therapeutic applications, as well as in scientific research. ILS delivers high performance laser sources, sub-systems and tools primarily used for industrial laser materials processing, serving important end markets like automotive, machine tool, consumer goods, and medical device manufacturing as well as applications in aerospace and defense.

The following tables set forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by segment (dollars in thousands):

	Three Months Ended
	January 2, 2021		December 28, 2019
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
OEM Laser Sources (OLS)	$211,162	64.8%	$200,948	62.6%
Industrial Lasers & Systems (ILS)	114,891	35.2%	119,823	37.4%
Total	$326,053	100.0%	$320,771	100.0%

Net sales for the first quarter of fiscal 2021 increased by $5.3 million, or 2%, compared to the first quarter of fiscal 2020, with increases of $10.2 million, or 5%, in our OLS segment partially offset by decreases of $4.9 million, or 4%, in our ILS segment.

The increase in our OLS segment sales was primarily due to higher demand for flat panel display applications, with higher shipments of ELA tools partially offset by lower revenues from consumable service parts, as well as higher shipments for applications in the precision manufacturing market. The increased sales were partially offset by lower shipments for applications in the aerospace and defense market.

The decrease in our ILS segment sales was primarily due to lower sales to the precision manufacturing market, primarily for machine tools applications, partially offset by higher sales for advanced packaging applications within the microelectronics market.

GROSS PROFIT

Consolidated

Our gross profit percentage increased by 2.7% to 36.8% in the first quarter of fiscal 2021 from 34.1% in the first quarter of fiscal 2020.

The 2.7% increase in gross profit percentage during the first quarter of fiscal 2021 included 2.8% lower amortization of intangibles primarily due to the impairment of ILS intangibles in the second quarter of fiscal 2020 and a 1.3% unfavorable impact of higher restructuring costs, primarily related to the write-off of inventories, accelerated depreciation and severance costs in the first quarter of fiscal 2021 due to our planned closure of certain manufacturing sites. Excluding the 1.5% favorable net impact of lower intangibles amortization and higher restructuring costs, gross profit percentage increased 1.2% compared to the first quarter of fiscal 2020 primarily due to lower warranty costs (1.1%) and lower other costs (0.7%) partially offset by unfavorable product margins (0.3%) and higher stock-based compensation (0.3%) as a percentage of sales. The lower warranty and installation costs as a percentage of sales were due to fewer warranty events, particularly for our HPFL products sold in China, as well as for fiber components in ILS and decreased warranty events in the instrumentation and microelectronics markets within OLS. Other costs, excluding restructuring provisions, were lower primarily due to lower inventory provisions for excess and obsolete inventory costs in certain OLS and ILS business units. Unfavorable product margins in OLS as a result of lower margins (both mix and average selling prices) for flat panel display systems in our microelectronics market and the unfavorable impact of the stronger Euro as well as unfavorable absorption of manufacturing costs were partially offset by favorable product margins in ILS due to higher capitalized variances resulting from lower sales volumes as well as lower manufacturing and service costs due to the impact of restructuring plans initiated in prior periods.

Our gross profit percentage has been and will continue to be affected by a variety of factors including the impact of COVID-19, shipment volumes, product mix, pricing on volume orders, our ability to manufacture advanced and more complex products, manufacturing efficiencies, excess and obsolete inventory write-downs, warranty costs, amortization of intangibles, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems, commodity prices and foreign currency fluctuations against the U.S. Dollar, particularly the recent volatility of the Euro and to a lesser extent, the Japanese Yen and South Korean Won. Our gross profit in future quarters will continue to be favorably impacted by lower amortization and depreciation as a result of the impairments of long-lived assets in our ILS segment in the second quarter of fiscal 2020. We have embarked on a number of internal strategic initiatives and are expecting that the impact of those will include continued improvement of our gross margins during the remainder of calendar 2021.

OEM Laser Sources

The gross profit percentage in our OLS segment decreased by 1.6% to 45.2% in the first quarter of fiscal 2021 from 46.8% in the first quarter of fiscal 2020.

The 1.6% decrease in gross profit percentage during the first quarter of fiscal 2021 was primarily due to unfavorable product margins (3.4%) as a result of the unfavorable impact of lower margins (both mix of product and service revenues and average selling prices) for flat panel display systems in our microelectronics market and the unfavorable impact of the stronger Euro as well as unfavorable absorption of manufacturing costs. The unfavorable product costs were partially offset by lower other costs (1.0%) primarily due to lower inventory provisions for excess and obsolete inventory in certain business units and lower warranty costs (0.8%) as a percentage of sales due to decreased warranty events in the instrumentation and microelectronics markets.

Industrial Lasers & Systems

The gross profit percentage in our ILS segment increased by 9.5% to 23.0% in the first quarter of fiscal 2021 from 13.5% in the first quarter of fiscal 2020.

The 9.5% increase in gross profit percentage during the first quarter of fiscal 2021 included 7.3% lower amortization of intangibles due to the impairment of ILS intangibles in the second quarter of fiscal 2020 and a 4.0% unfavorable impact of higher restructuring costs, primarily related to the write-off of inventories, accelerated depreciation and severance costs in the first quarter of fiscal 2021 due to our planned closure of certain manufacturing sites. Excluding the net 3.3% favorable impact of lower intangibles amortization and higher restructuring costs, gross profit percentage increased 6.2% compared to the first quarter of fiscal 2020 primarily due to favorable product costs (4.8%) and lower warranty and installation costs (1.5%) as a percentage of sales due to fewer warranty events, particularly for our HPFL products sold in China, and for fiber components products, partially offset by higher other costs (0.1%). Product costs, net of restructuring costs, were favorable primarily due to higher capitalized variances resulting from lower sales volumes as well as lower manufacturing and service costs due to the impact of restructuring plans initiated in prior periods.

OPERATING EXPENSES:

	Three Months Ended
	January 2, 2021		December 28, 2019
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$28,221	8.6%	$28,680	8.9%
Selling, general and administrative	74,228	22.8%	68,551	21.4%
Amortization of intangible assets	597	0.2%	1,432	0.5%
Total operating expenses	$103,046	31.6%	$98,663	30.8%

Research and development

Research and development ("R&D") expenses decreased $0.5 million, or 2%, during the first quarter of fiscal 2021 compared to the same quarter one year ago. The decrease was primarily due to $0.6 million lower headcount expenses as well as $0.6 million lower spending on materials net of the impact of lower customer reimbursements. The lower headcount expenses were due to the impact of headcount reductions and the timing of vacations partially offset by the unfavorable impact of foreign exchange rates and higher variable compensation. Partially offsetting the decreases, was $0.6 million higher stock-based compensation expense due to increased grants to employees and $0.1 million higher charges for increases in deferred compensation plan liabilities.

On a segment basis as compared to the prior year period, OLS R&D spending decreased $0.1 million with lower spending on materials and headcount offset by the unfavorable impact of foreign exchange rates. ILS R&D spending decreased $1.1 million primarily due to lower spending for headcount and materials partially offset by the unfavorable impact of foreign exchange rates. Corporate and other R&D spending increased $0.7 million primarily due to higher stock-based compensation expense and higher charges for increases in deferred compensation plan liabilities.

Selling, general and administrative

Selling, general and administrative ("SG&A") expenses increased $5.7 million, or 8%, during the first quarter of fiscal 2021 compared to the same quarter one year ago. The increase was primarily due to $3.1 million higher spending on headcount and $2.7 million higher stock-based compensation expense partially offset by $0.1 million lower other variable spending. The $3.1 million higher spending on headcount was primarily due to higher variable compensation, the unfavorable impact of foreign exchange rates and higher severance and restructuring costs partially offset by the impact of lower headcount. The $2.7 million higher stock-based compensation expense is primarily due to increased equity grants to our employees, including our executives. The $0.1 million lower variable spending included lower travel and other discretionary spending due to COVID-19 and lower depreciation expense due to the impairment of ILS long-lived assets in the second quarter of fiscal 2020 offset by higher consulting on special projects, the impact of a benefit in first quarter of fiscal 2020 of $1.4 million due to amounts received from a legal settlement on a resolved asset recovery matter and the unfavorable impact of foreign exchange rates.

On a segment basis as compared to the prior year period, OLS SG&A expenses decreased $0.3 million primarily due to lower variable spending on travel and other discretionary spending partially offset by higher headcount spending and the unfavorable impact of foreign exchange rates. ILS SG&A spending decreased $0.2 million primarily due to lower headcount spending including the impact of lower headcount and lower variable spending on travel and depreciation partially offset by the prior year settlement on the resolved asset recovery matter and unfavorable impact of foreign exchange rates. Corporate and other SG&A spending increased $6.2 million primarily due to higher stock-based compensation expense, higher headcount spending (including higher variable compensation) and higher consulting fees.

Amortization of intangible assets

Amortization of intangible assets decreased $0.8 million in the three months ended January 2, 2021 compared to the same period last year. The decrease was primarily due to the impairment of ILS intangibles in the second quarter of fiscal 2020 and the completion of the amortization of certain intangibles from acquisitions partially offset by the unfavorable impact of foreign exchange rates.

OTHER INCOME (EXPENSE) — NET

Other income (expense), net, decreased by $0.7 million to an expense of $2.3 million in the first quarter of fiscal 2021 from an expense of $3.0 million in the first quarter of fiscal 2020. The decrease in net other expense was primarily due to a $0.5 million higher benefit from non-service pension income.

INCOME TAXES

Our effective tax rate on income before income taxes for the three months ended January 2, 2021 of 99.0% was higher than the U.S. federal tax rate of 21.0% primarily due to the establishment of valuation allowances for certain foreign deferred tax assets, the impact of income subject to foreign tax rates that are higher than the U.S. tax rates, the deferred taxes on foreign earnings not considered permanently reinvested, stock-based compensation not deductible for tax purposes and limitations on the deductibility of compensation under Internal Revenue Code Section 162(m). These amounts are partially offset by the benefit of federal research and development tax credits and our Singapore tax exemption.

We assess our ability to realize our net deferred tax assets on a quarterly basis and establish a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. Although several factors may be considered for assessing the need for a valuation allowance, a 12-quarter cumulative loss is generally viewed as a primary factor based on the weight given to historical results versus projections. In Germany we have an "Organschaft" arrangement among our German entities in which the annual profit and loss results are ultimately pooled at the parent level of Coherent Holding B.V. & Co. KG. During the first quarter of fiscal 2021, our German pooled results reflected a loss and we now have a cumulative loss position for the last 12 quarters. Due to the weight of objectively verifiable negative evidence, we believe that it is now more likely-than-not that our German Organschaft group’s deferred tax assets will not be realized as of first quarter of fiscal 2021. Accordingly, we have recorded a valuation allowance of approximately $7.0 million related to these deferred tax assets. It is reasonably possible that significant positive evidence may become available to reach a conclusion that a significant portion of the valuation allowance will no longer be needed, and if so, we may release our valuation allowance in the future.

Our effective tax rate on income before income taxes for the three months ended December 28, 2019 of 23.3% was higher than the U.S. federal tax rate of 21.0% primarily due to the impact of income subject to foreign tax rates that are higher than the U.S. tax rates, an accrual for foreign withholding taxes on certain current year foreign earnings not considered permanently reinvested, stock-based compensation not deductible for tax purposes and limitations on the deductibility of compensation under Internal Revenue Code Section 162(m). These amounts are partially offset by the net excess tax benefits from restricted stock unit vesting, the benefit of federal research and development tax credits, the benefit of certain tax audit settlements and our Singapore tax exemption.

LIQUIDITY AND CAPITAL RESOURCES

At January 2, 2021, we had assets classified as cash and cash equivalents and short-term investments, in an aggregate amount of $543.6 million, compared to $475.6 million at October 3, 2020. In addition, at January 2, 2021, we had $5.5 million of restricted cash. At January 2, 2021, approximately $403.2 million of our cash and securities was held in certain of our foreign subsidiaries and branches, $380.0 million of which was denominated in currencies other than the U.S. Dollar. Our current plans do not demonstrate a need for these funds to support our domestic operations. If, however, a portion of these funds are needed for and distributed to our operations in the United States, we may be subject to additional foreign withholding taxes and certain state taxes. The amount of the U.S. and foreign taxes due would depend on the amount and manner of repatriation, as well as the location from where the funds are repatriated. We historically asserted our intention to indefinitely reinvest foreign earnings. As a result of the enactment of the Tax Act and certain income tax treaty updates, we no longer consider foreign earnings to be indefinitely reinvested in our foreign subsidiaries. We actively monitor the third-party depository institutions that hold these assets, primarily focusing on the safety of principal and secondarily maximizing yield on these assets. We diversify our cash and cash equivalents and investments among various financial institutions, money market funds, sovereign debt and other securities in order to reduce our exposure should any one of these financial institutions or financial instruments fail or encounter difficulties. To date, we have not experienced any material loss or lack of access to our invested cash, cash equivalents or short-term investments. However, we can provide no assurances that access to our invested cash, cash equivalents or short-term investments will not be impacted by adverse conditions in the financial markets. To date, we have had sufficient liquidity to manage the financial impact of COVID-19. However, we can provide no assurance that this will continue to be the case if the impact of COVID-19 is prolonged or if there is an extended impact on us or the economy in general. Further, COVID-19 has caused significant uncertainty and volatility in the credit markets. If our liquidity or access to capital becomes significantly constrained, or if costs of capital increase significantly due to the impact of COVID-19 as result of a volatility in the capital markets, a reduction in our creditworthiness or other factors, then our financial condition, results of operations and cash flows could be materially adversely affected.

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

	Three Months Ended
	January 2, 2021	December 28, 2019
	(in thousands)
Net cash provided by operating activities	$74,931	$60,041
Issuance of shares under employee stock plans	5,896	5,747
Net settlement of restricted common stock	(8,903)	(13,175)
Borrowings (repayments), net	(2,572)	(2,050)
Purchases of property and equipment	(15,073)	(11,496)

Net cash provided by operating activities increased by $14.9 million for the first three months of fiscal 2021 compared to the same period one year ago. The increase in cash provided by operating activities was primarily due to higher cash flows from deferred taxes, taxes payable, inventories and accrued payroll partially offset by lower cash flows from accounts receivable and lower net income including non-cash adjustments. In order to support our liquidity during the pandemic, we are proactively taking measures to increase available cash on hand, including, but not limited to, reducing discretionary spending for operating and capital expenses. To further support our liquidity, we elected to defer the payment of our employer portion of social security taxes beginning in April 2020 and through the end of the calendar year, which we expect to pay in equal installments in the first quarters of fiscal 2022 and 2023, as provided for under the CARES Act. We believe that our existing cash, cash equivalents and short term investments combined with cash to be provided by operating activities and amounts available under our Revolving Credit Facility will be adequate to cover our working capital needs and planned capital expenditures for at least the next 12 months to the extent such items are known or are reasonably determinable based on current business and market conditions, including consideration of the impact of COVID-19. However, we may elect to finance certain of our capital expenditure requirements through other sources of capital. We continue to follow our strategy to further strengthen our financial position by using available cash flow to fund operations.

We intend to continue to consider acquisition opportunities at valuations we believe are reasonable based upon market conditions. However, we cannot accurately predict the timing, size and success of our acquisition efforts or our associated potential capital commitments. Furthermore, we cannot assure you that we will be able to acquire businesses on terms acceptable to us. We expect to fund future acquisitions, if any, through existing cash balances and cash flows from operations and additional borrowings (as in our acquisition of Rofin). If required, we will consider the issuance of securities. The extent to which we will be willing or able to use our common stock to make acquisitions will depend on its market value at the time and the willingness of potential sellers to accept it as full or partial payment. On July 31, 2020, we reached an agreement to purchase Electro-optics Technology, Inc., a highly specialized U.S.-based components company, which will enable us to vertically integrate and improve the performance of our directed energy amplifier technology. We expect the acquisition to close in the second or third quarter of fiscal 2021, after we clear all regulatory requirements. We do not believe this acquisition will have a material impact on our liquidity or capital resources.

In fiscal 2020, we made debt principal payments of $7.5 million, recorded interest expense on the Euro Term Loan of $12.3 million and recorded $3.3 million amortization of debt issuance costs. In fiscal 2020, we recorded interest expense related to our Revolving Credit Facility of $0.6 million.

In the first three months of fiscal 2021, we made debt principal payments of $2.0 million, recorded interest expense on the Euro Term Loan of $3.2 million and recorded $0.9 million amortization of debt issuance costs. In the first three months of fiscal 2021, we recorded interest expense related to our Revolving Credit Facility of $0.1 million.

On October 28, 2018, our board of directors authorized a stock repurchase program authorizing the Company to repurchase up to $250.0 million of our common stock through December 31, 2019, with a limit of no more than $75.0 million per quarter. During fiscal 2019, we repurchased and retired 603,828 shares of outstanding common stock under this program at an average price of $128.20 per share for a total of $77.4 million. We made no repurchases under the program during fiscal 2020 and the program expired on December 31, 2019. On February 5, 2020, our board of directors authorized a stock repurchase program authorizing the Company to repurchase up to $100.0 million of our common stock through January 31, 2021. We made no repurchases under the program, which expired January 31, 2021. See Note 14, "Stock Repurchases" in the Notes to Condensed Consolidated Financial Statements.

On December 21, 2020, Coherent LaserSystems GmbH & Co. KG entered into a loan agreement with Commerzbank for borrowings of up to 24 million Euros, to be drawn down by October 29, 2021, to finance a portion of the construction of a new facility in Germany. As of January 2, 2021, no amounts have been withdrawn under this loan facility.

Additional sources of cash available to us, in addition to the amounts available under the Revolving Credit Facility, were international currency lines of credit and bank credit facilities totaling $17.0 million as of January 2, 2021, of which $14.4 million was unused and available. These unsecured international credit facilities were used in Europe during the first three months of fiscal 2021. As of January 2, 2021, we had utilized $2.6 million of the international credit facilities as guarantees in Europe.

Our ratio of current assets to current liabilities decreased to 4.3:1 at January 2, 2021 compared to 4.5:1 October 3, 2020. The decrease in our ratio was primarily due to higher other current liabilities partially offset by increases in our ratio due to higher cash and cash-equivalents. Our cash and cash equivalents, short-term investments and working capital are as follows:

	January 2, 2021	October 3, 2020
	(in thousands)
Cash and cash equivalents	$508,214	$440,258
Short-term investments	35,361	35,346
Working capital	982,107	943,606

Contractual Obligations and Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as defined under Regulation S-K of the Securities Act of 1933. Information regarding our contractual obligations is provided in Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended October 3, 2020. There have been no material changes in contractual obligations outside of the ordinary course of business since October 3, 2020. Information regarding our other financial commitments at January 2, 2021 is provided in the Notes to Condensed Consolidated Financial Statements in this report.

Changes in Financial Condition

Cash provided by operating activities during the first three months of fiscal 2021 was $74.9 million, which included cash provided by operating assets and liabilities of $27.8 million (primarily lower inventories and higher income taxes payable and accrued payroll partially offset by payments made for lease liabilities and higher prepaid assets), depreciation and amortization of $13.2 million, net increases in deferred tax assets of $12.6 million, stock-based compensation expense of $12.2 million, amortization of operating ROU assets of $4.4 million, non-cash restructuring charges of $3.5 million, amortization of debt issuance cost of $0.9 million and net income of $0.1 million. Cash provided by operating activities during the first three months of fiscal 2020 was $60.0 million, which included depreciation and amortization of $25.5 million, cash provided by operating assets and liabilities of $17.1 million (primarily lower accounts receivable net of lower accrued payroll, payments made for lease liabilities, lower other accruals, higher prepaid assets and lower income taxes payable), stock-based compensation expense of $7.8 million, net income of $5.8 million, amortization of operating ROU assets of $4.1 million, amortization of debt issuance cost of $0.8 million and non-cash restructuring charges of $0.6 million partially offset by net increases in deferred tax assets of $1.9 million.

Cash used in investing activities during the first three months of fiscal 2021 was $13.4 million, which included $13.4 million, net of proceeds from dispositions, used to acquire property and equipment and purchase and upgrade buildings. Cash used in investing activities during the first three months of fiscal 2020 was $10.7 million, which included $10.8 million, net of proceeds from dispositions, used to acquire property and equipment and purchase and upgrade buildings partially offset by $0.1 million in net sales of available-for-sale securities.

Cash used in financing activities during the first three months of fiscal 2021 was $5.6 million, which included $8.9 million in outflows due to net settlement of restricted stock units and $2.6 million net debt payments partially offset by $5.9 million generated from our employee stock option and purchase plans. Cash used in financing activities during the first three months of fiscal 2020 was $9.5 million, which included $13.2 million in outflows due to net settlement of restricted stock units and $2.1 million net debt payments partially offset by $5.7 million generated from our employee stock option and purchase plans.

Changes in exchange rates during the first three months of fiscal 2021 resulted in an increase in cash balances of $12.2 million. Changes in exchange rates during the first three months of fiscal 2020 resulted in an increase in cash balances of $4.0 million.

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

Interest rate sensitivity

A portion of our investment portfolio is composed of fixed income securities. These securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately (whether due to changes in overall market rates or credit worthiness of the issuers of our individual securities) and uniformly by 10% from levels at January 2, 2021, the fair value of the portfolio, based on quoted market prices in active markets involving similar assets, would decline by an immaterial amount due to their short-term maturities. We have the ability to generally hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. If necessary, we may sell short-term investments prior to maturity to meet our liquidity needs.

At January 2, 2021, the fair value of our available-for-sale debt securities was $35.4 million, all of which was classified short-term investments. Gross unrealized gains on available-for-sale debt securities were $104,000 at January 2, 2021.

We are exposed to market risks related to fluctuations in interest rates related to our Euro Term Loan. As of January 2, 2021, we owed $437.7 million on this loan with an interest rate of 3.0% as of January 2, 2021. We performed a sensitivity analysis on the outstanding portion of our debt obligation as of January 2, 2021. Should the current average interest rate increase or decrease by 10%, the resulting annual increase or decrease to interest expense would be approximately $1.3 million as of January 2, 2021.

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

A hypothetical 10% change in foreign currency rates on our forward contracts would not have a material impact on our results of operations, cash flows or financial position. For example, a 10% change in the Euro as of October 3, 2020 would amount to less than a 0.25% change on our consolidated balance sheet.

At January 2, 2021, approximately $403.2 million of our cash, cash equivalents and short-term investments were held outside the U.S. in certain of our foreign operations, $380.0 million of which was denominated in currencies other than the U.S. dollar.

See Note 7, "Derivative Instruments and Hedging Activities" in Notes to Condensed Consolidated Financial Statements for further discussion of our derivatives and hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of January 2, 2021 ("Evaluation Date"). The controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended January 2, 2021.

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

ITEM 1A. RISK FACTORS
RISK FACTORS
You should carefully consider the followings risks when considering an investment in our common stock. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our common stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by us. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under "Forward-Looking Statements" of our Annual Report on Form 10-K for the fiscal year ended October 3, 2020 and the risks described elsewhere in this quarterly report. Additionally, these risks and uncertainties described herein are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our business, results of operations or financial condition.

RISKS RELATED TO OUR PROPOSED ACQUISITION BY LUMENTUM

Our proposed acquisition may be delayed or not occur at all for a variety of reasons, including the possibility that the Merger Agreement is terminated prior to the consummation of the acquisition, which could result in a termination fee being payable by us.

On January 18, 2021, we entered into an Agreement and Plan of Merger (the "Merger Agreement"), with Lumentum Holdings Inc. ("Lumentum"), Cheetah Acquisition Sub, Inc. ("Merger Sub I"), a wholly owned subsidiary of Lumentum, and Cheetah Acquisition Sub LLC ("Merger Sub II"), a wholly owned subsidiary of Lumentum. Pursuant to the terms of the Merger Agreement, the acquisition of Coherent will be accomplished through a merger of Merger Sub I with and into Coherent (the "First Merger"), with Coherent surviving the First Merger, followed by a merger of Coherent with and into Merger Sub II, with Merger Sub II continuing as the surviving entity (taken together with the First Merger, the "Mergers"). Completion of the Mergers is subject to customary closing conditions, including (i) the absence of certain legal impediments, (ii) the expiration or termination of the required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) antitrust approvals in other applicable jurisdictions, including China and South Korea, (iv) the effectiveness of a registration statement on Form S-4 registering the shares of Lumentum common stock to be issued in connection with the First Merger, (v) approval by the holders of a majority of the outstanding shares of Lumentum common stock and Coherent common stock, and (vi) the receipt by us of a closing tax opinion. Many of the conditions to completion of the Mergers are not within either our or Lumentum’s control, and we cannot predict when or if these conditions will be satisfied (or waived, as applicable). The Merger Agreement contains customary mutual termination rights for us and Lumentum, including if the First Merger is not completed by October 19, 2021 (subject to automatic extension first to January 19, 2022, April 19, 2022 and then to July 19, 2022, in each case, to the extent the regulatory closing conditions remain outstanding).

The Merger Agreement also contains customary termination rights for the benefit of each party, including (i) if the board of directors of the other party changes its recommendation, (ii) if the board of directors of the other party authorizes entry into a definitive agreement relating to a superior proposal, and (iii) if the other party breaches its representations, warranties or covenants under the Merger Agreement in a way that would result in a failure of the other party’s condition to closing being satisfied (subject to certain procedures and cure periods).

On February 4, 2021, MKS Instruments, Inc. ("MKS") made an unsolicited proposal to acquire Coherent in a cash and stock transaction. Under the terms of MKS' proposal, each share of Coherent common stock would be exchanged for $115.00 in cash and 0.7473 of a share of MKS common stock at the completion of the transaction, subject to customary closing conditions, including receipt of U.S. and foreign antitrust approvals and stockholder approvals. Coherent's board of directors is evaluating MKS' proposal and has not made a determination as to whether it is superior to the Lumentum transaction under the terms of the Lumentum Merger Agreement. After consulting with its financial and legal advisors, however, Coherent's board of directors has determined that MKS' proposal could lead to a transaction that is superior to its pending transaction with Lumentum and, accordingly, Coherent has determined to engage in discussions with MKS to further evaluate the comparative benefits and risks of MKS' proposed transaction relative to Coherent's pending transaction with Lumentum, including the near and long term financial opportunities of each transaction, the expected completion timing of each transaction, and the closing risks associated with each transaction. There can be no assurances that Coherent will conclude that the transaction proposed by

MKS is superior to Coherent's pending transaction with Lumentum and Coherent investors are encouraged to await a final determination from Coherent's board of directors. Notwithstanding its receipt of MKS' proposal and pending discussions between Coherent and MKS, Coherent's board of directors continues to recommend Coherent's merger agreement with Lumentum to its stockholders. Coherent's board of directors is not modifying or withdrawing its recommendation with respect to the Lumentum merger agreement and the Lumentum merger at this time, or proposing to do so, and is not making any recommendation with respect to MKS' proposal at this time.

In light of the foregoing, the Mergers may not be completed or may not be completed as quickly as expected.

Failure to complete the Mergers could adversely affect our business and the market price of our common stock in a number of ways, including:

•the market price of our common stock may decline to the extent that the current market price reflects an assumption that the Mergers will be consummated;

•if the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement (including termination by us to accept a superior proposal), we would be required to pay Lumentum a termination fee of $217.6 million and $25 million in expenses as payment for Lumentum’s costs and expenses in connection with the Merger Agreement;

•we have incurred, and will continue to incur, significant expenses for professional services in connection with the Mergers for which we will have received little or no benefit if the Mergers are not consummated; and

•failure to consummate the Mergers may result in negative publicity and/or give a negative impression of us in the investment community or business community generally.

The Mergers could divert management’s attention, disrupt our relationships with third parties and employees and result in negative publicity or legal proceedings, any of which could negatively impact our operating results and ongoing business.

We have expended, and continue to expend, significant management time and resources in an effort to complete the Mergers, which may have a negative impact on our ongoing business. Uncertainty regarding the outcome of the Mergers and our future could disrupt our business relationships with our existing and potential customers, suppliers, vendors, landlords and other business partners, who may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than us. Uncertainty regarding the outcome of the Mergers could also adversely affect our ability to recruit and retain key personnel and other employees. The pendency of the Mergers may also result in negative publicity and a negative impression of us in the financial markets, and may result in potential litigation against us and our directors and officers. Such litigation may be distracting to management and may require us to incur significant costs. Such litigation could result in the Mergers being delayed and/or enjoined by a court of competent jurisdiction, which could prevent the Mergers from becoming effective. The occurrence of any of these events individually or in combination could have a material and adverse effect on our business, financial condition and results of operations.

While the Merger Agreement is in effect, we are subject to certain interim covenants.

While the Merger Agreement is in effect, we are subject to customary interim operating covenants and must generally operate our business in the ordinary course, subject to certain exceptions. These restrictions could prevent us from pursuing certain business opportunities that may arise prior to the consummation of the Mergers. The interim operating covenants require us to obtain Lumentum’s consent (such consent not to be unreasonably conditioned, withheld or delayed) prior to taking certain actions, which requirement could significantly impact Coherent’s operating results and ongoing business.

After the Mergers, our stockholders will have a significantly lower ownership and voting interest in Lumentum than they currently have in Coherent and will exercise less influence over management.

Coherent and Lumentum estimate that, as of immediately following completion of the First Merger, holders of Coherent common stock immediately prior to the First Merger will hold approximately 27% of the combined company. Consequently, former Coherent stockholders will have less influence over the management and policies of Lumentum than they currently have over the management and policies of Coherent.

After completion of the Mergers, Lumentum may fail to realize the anticipated benefits and cost savings of the Mergers, which could adversely affect the value of Lumentum common stock.

The success of the Mergers will depend, in part, on Lumentum’s ability to realize the anticipated benefits and cost savings from combining the businesses of Lumentum and Coherent. The anticipated benefits and cost savings of the Mergers may not be realized fully or at all, may take longer to realize than expected or could have other adverse effects that we do not currently foresee. The integration process may, for us and Lumentum, result in the loss of key employees, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures and policies. There could be potential unknown liabilities and unforeseen expenses associated with the Mergers that were not discovered in the course of performing due diligence.
Additionally, the integration will require significant time and focus from management following the acquisition which may disrupt the business of the combined company.

RISKS RELATED TO COVID-19 PANDEMIC

Our business, financial condition and results of operations may continue to be materially adversely affected by the COVID-19 pandemic and the related private and public sector responses to the pandemic.

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

Please refer to "Coronavirus pandemic (COVID-19)" under "Significant Events" "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations" for additional discussion of the risks related to the COVID-19 pandemic and its impact on the Company.

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

•commodity pricing;

•interpretation and impact of the U.S. Tax Cuts and Jobs Act and the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act" and any additional related newly enacted laws);

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

•our ability to successfully and fully integrate acquisitions into our operations and management;

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

•seasonal sales trends;

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

•negative impacts related to government instability in any jurisdiction in which we operate;

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

In the flat panel display market, it is unclear when the timing will be, or whether it will occur at all, for any further build-out of fabs for the manufacture of OLED screens, and there are a relatively limited number of manufacturers who are the end customers for our annealing products. In the first quarter of fiscal 2021, Advanced Process Systems Corporation, an integrator in the flat panel display market based in South Korea, contributed more than 10% of our revenue. Given macroeconomic conditions, varying consumer demand and technical process limitations at manufacturers, we may see fluctuations in orders, including periods with no or few orders, and our customers may seek to reschedule or cancel orders. For example, in the fourth quarter of fiscal 2018, a customer requested a change of delivery date resulting in a significant order being rescheduled from the first to the second quarter of fiscal 2019. In addition, in the first quarter of fiscal 2019, one customer cancelled three purchase orders which included backlog shippable within 12 months of $38.2 million as well as some additional orders which were unscheduled.

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

For the three months ended January 2, 2021, 78% of our net sales were derived from customers outside of the United States. For fiscal 2020, 2019 and 2018, 76%, 76% and 84%, respectively, of our net sales were derived from customers outside of the United States. We anticipate that international sales, particularly in Asia, will continue to account for a significant portion of our net sales in the foreseeable future.

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

Our ability to continue to attract and retain highly skilled personnel will be a critical factor in determining whether we will be successful in the future, including the time preceding the closing of the Mergers. Recruiting and retaining highly skilled personnel in certain functions continues to be difficult. At certain locations where we operate, the cost of living is extremely high and it may be difficult to retain key employees and management at a reasonable cost. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs, which could adversely affect our growth and our business.

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

Competition in the various photonics markets in which we provide products is very intense. We compete against a number of large public and private companies, including IPG Photonics Corporation, Lumentum, MKS Instruments, Inc., Novanta Inc., nLIGHT, Inc., II-VI Incorporated, Wuhan Raycus Fiber Laser Technologies Co., Ltd, and Trumpf GmbH, as well as other smaller companies. Some of our competitors are large companies that have significant financial, technical, marketing and other resources. These competitors may be able to devote greater resources than we can to the development, promotion, sale and support of their products. Some of our competitors are much better positioned than we are to acquire other companies in order to gain new technologies or products that may displace our product lines. Any of these acquisitions could give our competitors a strategic advantage. Any business combinations or mergers among our competitors, forming larger companies with greater resources, could result in increased competition, price reductions, reduced margins or loss of market share, any of which could materially and adversely affect our business, results of operations and financial condition.

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

ACQUISITION RISKS
We may not be able to integrate the business of future acquisitions successfully with our own, realize the anticipated benefits of such acquisitions or manage our expanded operations, any of which would adversely affect our results of operations.

Integration efforts are costly due to the large number of processes, policies, procedures, locations, operations, technologies and systems to be integrated, including purchasing, accounting and finance, sales, service, operations, payroll, pricing, marketing and employee benefits. Integration expenses could, particularly in the short term, exceed the savings we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale, which could result in significant charges to earnings that we cannot currently quantify. Potential difficulties that we may encounter as part of the integration process include the following:

•the inability to successfully combine our business with the acquired company in a manner that permits the combined company to achieve the full synergies and other benefits anticipated to result from the merger;

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

Any of the foregoing could adversely affect our ability to maintain relationships with customers, suppliers, employees and other constituencies or our ability to achieve the anticipated benefits of the merger, or could reduce our earnings or otherwise adversely affect our business and financial results. For example, in the fourth quarter of fiscal 2018, difficulties in implementing our Enterprise Management Systems at one of our manufacturing sites located in Germany, which was historically part of our prior acquisition of Rofin, resulted in a shortage of manufacturing parts and shippable inventory to meet demands, resulting in a reduction of revenue for that quarter. If similar difficulties arise in the future and we are unable to resolve them in a timely manner, we may experience a shortage of parts and inventory or otherwise be unable to meet demand, which could have a material adverse impact on our results of operations.

Following an acquisition, the size and complexity of the business of the combined company could increase significantly. Our future success depends, in part, upon our ability to manage this expanded business, which could pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. The execution of these consolidation projects could result in temporary loss of productivity or operational efficiency, interruptions in manufacturing or other unforeseen challenges while the projects are ongoing. Moreover, there can be no assurances that we will be successful in realizing the anticipated savings in connection with these consolidations or with our broader efforts to manage our expanded business or that we will realize the expected synergies and benefits anticipated from the merger.

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

In November 2016, we entered into a credit agreement (the "Credit Agreement"), which provided for a 670.0 million Euro term loan (the "Euro Term Loan"), all of which was drawn, and a $100.0 million revolving credit facility (the "Revolving Credit Facility"), under which a 10 million Euro letter of credit was issued. As of January 2, 2021, 356.5 million Euros were outstanding under the Euro Term Loan. As of January 2, 2021, the Revolving Credit Facility had been used for guarantees of 10.0 million Euros as well as borrowings of $10.0 million. We may incur additional indebtedness in the future by accessing the Revolving Credit Facility and/or entering into new financing arrangements. Our ability to pay interest and repay the principal of our current indebtedness is dependent upon our ability to manage our business operations and the ongoing interest rate environment. There can be no assurance that we will be able to manage any of these risks successfully.

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

•the establishment or release of valuation allowances against deferred tax assets may cause greater volatility in the effective tax rate;

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
The United States has recently instituted or proposed changes in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the United States including, in particular, on Chinese goods, economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the United States and other countries where we conduct our business. In addition, the Japanese government has recently instituted trade restrictions affecting the export to South Korea of certain products and materials used in the manufacture of flat panel displays and in the semiconductor industry. These policy changes and proposals could require time-consuming and expensive alterations to our business operations and may result in greater restrictions and economic disincentives on international trade, which could negatively impact our competitiveness in jurisdictions around the world as well as lead to an increase in costs in our supply chain. Given that we are a multinational corporation, with manufacturing located both in the United States and internationally, we may face additional susceptibility to negative impacts from these tariffs or change in trade policies regarding our inter-company trade practices. For example, we have recently seen a reduction in demand from our Chinese customers particularly in the materials processing space. Some of these customers are reevaluating expansion plans and delaying and, in limited cases, cancelling orders. In addition, new tariffs and other changes in U.S. trade policy could trigger retaliatory actions by affected countries, and certain foreign governments, including the Chinese government (which has imposed retaliatory tariffs on a range of U.S. goods including certain photonics products), some of which have instituted or are considering imposing trade sanctions on certain U.S. manufactured goods. Such changes by the United States and other countries have the potential to adversely impact U.S. and worldwide economic conditions, our industry and the global demand for our products, and as a result, could negatively affect our business, financial condition and results of operations.

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

Our bylaws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a different forum for disputes with us or our directors, officers or employees.

Our bylaws provide that the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another state or federal court located within the State of Delaware) is the exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a duty (including any fiduciary duty) owed by any current or former director, officer, stockholder, employee or agent to us or our stockholders, (iii) any action asserting a claim arising out of or relating to any provision of the Delaware General Corporation Law or our certificate of incorporation or bylaws (each, as in effect from time to time) or as to which the Delaware General Corporation Law confers jurisdiction on the Court of Chancery of the State of Delaware, or (iv) any action asserting a claim governed by the internal affairs doctrine. Our bylaws also provide that the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder. This choice of forum provision may limit a stockholder’s ability to bring a claim in a different judicial forum that such stockholder views as more favorable for such disputes which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provisions contained in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On February 5, 2020, we announced that our board of directors authorized a stock repurchase program authorizing the Company to repurchase up to $100.0 million of our common stock through January 31, 2021. No repurchases were made under the program which expired on January 31, 2021.

ITEM 6. EXHIBITS

Incorporated by reference herein
Exhibit Numbers	Description	Form	Exhibit No.	Filing Date	File No.

2.1*	Agreement and Plan of Merger, dated as of January 18, 2021, by and among Coherent, Inc., Lumentum Holdings Inc., Cheetah Acquisition Sub, Inc. and Cheetah Acquisition Sub LLC.	8-K	2.1	January 20, 2021	001-33962

3.1	Second Amended and Restated Bylaws of Coherent, Inc., effective as of January 18, 2021	8-K	3.1	January 19, 2021	001-33962

10.1	Agreement, dated January 18, 2021, between the Company and Kevin Palatnik terminating the Executive Transition Services Agreement, dated August 20, 2020, between the Company and Kevin Palatnik	10-K/A	10.25	February 1, 2021	001-33962

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request.
** Furnished herewith.

COHERENT, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coherent, Inc.
(Registrant)

Date:	February 10, 2021	/s/:	ANDREAS W. MATTES
Andreas W. Mattes
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 10, 2021	/s/:	KEVIN S. PALATNIK
Kevin S. Palatnik
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)