Form 10-Q
period 2021-04-03
COHERENT INC
filed 2021-05-12
CIK 21510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ___________________________________________________
FORM 10-Q
 ___________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 3, 2021
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

 The number of shares outstanding of registrant’s common stock, par value $.01 per share, on May 7, 2021 was 24,531,096.
2

COHERENT, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements included in or incorporated by reference in this quarterly report, other than statements of historical fact, are forward-looking statements. These statements are generally accompanied by words such as "trend," "may," "will, "could," "would," "should," "expect," "plan," "anticipate," "rely," "believe," "estimate," "predict," "intend," "potential," "continue," "outlook," "forecast" or the negative of such terms, or other comparable terminology, including, without limitation, statements made under "Our Strategy" and in "Management’s Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Actual results of Coherent, Inc. (referred to herein as the "Company," "we," "our," "us" or Coherent) may differ significantly from those anticipated in these forward-looking statements as a result of various factors, including those discussed in the sections captioned "Our Strategy," "Risk Factors" and "Key Performance Indicators," as well as any other cautionary language in this quarterly report. All forward-looking statements included in the document are based on information available to us on the date hereof. We undertake no obligation to update these forward-looking statements as a result of events or circumstances or to reflect the occurrence of unanticipated events or non-occurrence of anticipated events, except to the extent required by law.

RISK FACTORS SUMMARY

You should carefully consider the information set forth under the heading "Risk Factors" in Part II, Item 1A before deciding whether to invest in our securities. Below is a summary of the principal risks associated with an investment in our securities.
•We face risks related to our proposed acquisition by II-VI Incorporated, including our requirement to comply with certain restrictions on our operations until closing, the possibility that the merger agreement will be terminated prior to the completion of the merger, diversion of management’s attention, potential business uncertainty, including disruption of our relationships with third parties and employees, restrictions on our business activities and litigation related to the merger.
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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share data)

	Three Months Ended		Six Months Ended
	April 3, 2021	April 4, 2020	April 3, 2021	April 4, 2020
Net sales	$373,982	$293,147	$700,035	$613,918
Cost of sales	232,957	199,036	439,014	410,554
Gross profit	141,025	94,111	261,021	203,364
Operating expenses:
Research and development	32,007	29,794	60,228	58,474
Selling, general and administrative	72,662	61,307	146,890	129,858
Merger and acquisition costs	231,996	—	231,996	—
Goodwill and other impairment charges	—	451,025	—	451,025
Amortization of intangible assets	596	1,296	1,193	2,728
Total operating expenses	337,261	543,422	440,307	642,085
Loss from operations	(196,236)	(449,311)	(179,286)	(438,721)
Other income (expense):
Interest income	110	370	272	637
Interest expense	(4,512)	(4,423)	(8,989)	(8,517)
Other—net	1,876	(1,610)	3,902	(817)
Total other expense, net	(2,526)	(5,663)	(4,815)	(8,697)
Loss before income taxes	(198,762)	(454,974)	(184,101)	(447,418)
Benefit from income taxes	(40,547)	(36,061)	(26,030)	(34,298)
Net loss	$(158,215)	$(418,913)	$(158,071)	$(413,120)

Net loss per share:
Basic	$(6.49)	$(17.39)	$(6.50)	$(17.19)
Diluted	$(6.49)	$(17.39)	$(6.50)	$(17.19)

Shares used in computation:
Basic	24,389	24,095	24,326	24,033
Diluted	24,389	24,095	24,326	24,033

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in thousands)

	Three Months Ended		Six Months Ended
	April 3, 2021	April 4, 2020	April 3, 2021	April 4, 2020
Net loss	$(158,215)	$(418,913)	$(158,071)	$(413,120)
Other comprehensive income (loss): (1)
Translation adjustment, net of taxes (2)	(7,358)	(25,267)	8,676	(10,099)
Changes in unrealized gains on available-for-sale securities, net of taxes (3)	(1)	—	2	—
Defined benefit pension plans, net of taxes (4)	223	1,478	(95)	1,610
Other comprehensive income (loss), net of tax	(7,136)	(23,789)	8,583	(8,489)
Comprehensive loss	$(165,351)	$(442,702)	$(149,488)	$(421,609)

(1)    Reclassification adjustments were not significant during the three and six months ended April 3, 2021 and April 4, 2020.

(2)     Tax expenses (benefits) of $(4,411) and $856 were provided on translation adjustments during the three and six months ended April 3, 2021, respectively. Tax benefits of $2,044 and $809 were provided on translation adjustments during the three and six months ended April 4, 2020, respectively.

(3)    Tax expenses of $0 and $1 were provided on changes in unrealized gains on available-for-sale securities during the three and six months ended April 3, 2021, respectively. Tax expenses (benefits) were not provided on changes in unrealized gains on available-for-sale securities during the three and six months ended April 4, 2020.

(4)     Tax expenses of $95 and $32 were provided on changes in defined benefit pension plans for the three and six months ended April 3, 2021, respectively. Tax expenses of $642 and $675 were provided on changes in defined benefit pension plans for the three and six months ended April 4, 2020, respectively.

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except par value)

	April 3, 2021	October 3, 2020
ASSETS
Current assets:
Cash and cash equivalents	$353,049	$440,258
Restricted cash	1,534	765
Short-term investments	15,128	35,346
Accounts receivable—net of allowances of $7,317 and $7,630, respectively	248,856	220,289
Inventories	393,672	426,756
Prepaid expenses and other assets	83,215	88,250
Total current assets	1,095,454	1,211,664
Property and equipment, net	264,383	245,678
Goodwill	101,953	101,317
Intangible assets, net	16,876	21,765
Non-current restricted cash	4,508	4,497
Other assets	272,079	242,575
Total assets	$1,755,253	$1,827,496

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current-portion of long-term obligations	$16,875	$16,817
Accounts payable	93,028	60,225
Income taxes payable	9,614	6,861
Other current liabilities	223,475	184,155
Total current liabilities	342,992	268,058
Long-term obligations	409,622	411,140
Other long-term liabilities	207,686	221,074
Commitments and contingencies (Note 13)
Stockholders' equity:
Common stock, Authorized—500,000 shares, par value $0.01 per share:
Outstanding— 24,464 shares and 24,257 shares, respectively	243	241
Additional paid-in capital	97,490	80,275
Accumulated other comprehensive loss	(17,084)	(25,667)
Retained earnings	714,304	872,375
Total stockholders’ equity	794,953	927,224
Total liabilities and stockholders’ equity	$1,755,253	$1,827,496

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited; in thousands)

	Common Stock Shares	Common Stock Par Value	Add. Paid-in Capital	Accum. Other Comp. Income (Loss)	Retained Earnings	Total
Balances, September 28, 2019	23,982	$238	$34,320	$(36,336)	$1,286,514	$1,284,736
Common stock issued under stock plans, net of shares withheld for employee taxes	171	2	(7,430)	—	—	(7,428)
Stock-based compensation	—	—	7,574	—	—	7,574
Net income	—	—	—	—	5,793	5,793
Other comprehensive income, net of tax	—	—	—	15,300	—	15,300
Balances, December 28, 2019	24,153	$240	$34,464	$(21,036)	$1,292,307	$1,305,975
Common stock issued under stock plans, net of shares withheld for employee taxes	39	—	950	—	—	950
Stock-based compensation	—	—	9,207	—	—	9,207
Net loss	—	—	—	—	(418,913)	(418,913)
Other comprehensive loss, net of tax	—	—	—	(23,789)	—	(23,789)
Balances, April 4, 2020	24,192	$240	$44,621	$(44,825)	$873,394	$873,430

	Common Stock Shares	Common Stock Par Value	Add. Paid-in Capital	Accum. Other Comp. Income (Loss)	Retained Earnings	Total
Balances, October 3, 2020	24,257	$241	$80,275	$(25,667)	$872,375	$927,224
Common stock issued under stock plans, net of shares withheld for employee taxes	190	2	(3,009)	—	—	(3,007)
Stock-based compensation	—	—	11,798	—	—	11,798
Net income	—	—	—	—	144	144
Other comprehensive income, net of tax	—	—	—	15,719	—	15,719
Balances, January 2, 2021	24,447	$243	$89,064	$(9,948)	$872,519	$951,878
Common stock issued under stock plans, net of shares withheld for employee taxes	17	—	(348)	—	—	(348)
Stock-based compensation	—	—	8,774	—	—	8,774
Net loss	—	—	—	—	(158,215)	(158,215)
Other comprehensive loss, net of tax	—	—	—	(7,136)	—	(7,136)
Balances, April 3, 2021	24,464	$243	$97,490	$(17,084)	$714,304	$794,953

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended
	April 3, 2021	April 4, 2020
Cash flows from operating activities:
Net loss	$(158,071)	$(413,120)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	21,590	25,932
Amortization of intangible assets	5,065	24,219
Impairment of goodwill	—	327,203
Impairment of long-lived assets	—	121,350
Impairment of investment	—	2,472
Deferred income taxes	(43,592)	(24,611)
Amortization of debt issuance cost	1,741	1,644
Stock-based compensation	21,277	16,690
Non-cash restructuring charges	4,067	1,514
Amortization of right of use assets	8,879	8,100
Other non-cash expense	194	2,404
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(27,775)	63,754
Inventories	30,097	(19,326)
Prepaid expenses and other assets	(9,639)	(8,288)
Other long-term assets	7,504	2,131
Accounts payable	30,856	9,889
Income taxes payable/receivable	19,635	(26,123)
Operating lease liabilities	(8,850)	(8,389)
Other current liabilities	38,655	95
Other long-term liabilities	(9,952)	(1,768)
Net cash provided by (used in) operating activities	(68,319)	105,772

Cash flows from investing activities:
Purchases of property and equipment	(37,045)	(35,399)
Proceeds from dispositions of property and equipment	1,951	876
Purchases of available-for-sale securities	—	(121)
Proceeds from sales and maturities of available-for-sale securities	20,221	125
Net cash used in investing activities	(14,873)	(34,519)

Cash flows from financing activities:
Short-term borrowings	—	12,695
Repayments of short-term borrowings	(939)	(13,568)
Repayments of long-term borrowings	(4,221)	(3,884)
Issuance of common stock under employee stock option and purchase plans	5,896	6,821
Net settlement of restricted common stock	(9,251)	(13,299)
Net cash used in financing activities	(8,515)	(11,235)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	5,278	(4,383)
Net increase (decrease) in cash, cash equivalents and restricted cash	(86,429)	55,635
Cash, cash equivalents and restricted cash, beginning of period	445,520	318,661
Cash, cash equivalents and restricted cash, end of period	$359,091	$374,296

Non-cash investing and financing activities:
Unpaid property and equipment purchases	$4,623	$5,780

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows.

	April 3, 2021	April 4, 2020
Cash and cash equivalents	$353,049	$369,251
Restricted cash, current	1,534	704
Restricted cash, non-current	4,508	4,341
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$359,091	$374,296
See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto filed by Coherent, Inc. on Form 10-K for the fiscal year ended October 3, 2020. In the opinion of management, all adjustments necessary for a fair presentation of financial condition and results of operation as of and for the periods presented have been made and include only normal recurring adjustments. Interim results of operations are not necessarily indicative of results to be expected for the year or any other interim periods. Our fiscal year ends on the Saturday closest to September 30 and our second fiscal quarter includes 13 weeks of operations in fiscal 2021 and 14 weeks of operations in fiscal 2020. Fiscal 2021 includes 52 weeks and fiscal 2020 includes 53 weeks.

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

With the adoption of Topic 326, we are now assessing whether unrealized losses have resulted from a credit loss or other factors. We believe none of our unrealized losses on available-for-sale investments were other-than temporary or were attributable to credit losses as of April 3, 2021 and October 3, 2020. We review our available-for-sale investments on a quarterly basis to identify a potential other-than-temporary impairment. We also do not have an intent to sell our investments and would not be required to sell them before they recover.

The adoption of Topic 326 did not significantly change our approach to the valuation of trade receivables. We determine whether there is an expected loss on our accounts receivable by reviewing all available data, including our customers' latest available financial statements, their credit standing and historical collection experience, as well as current and future market and economic conditions. As of April 3, 2021 and October 3, 2020, the allowance for credit losses on our trade receivables was $5.2 million and $5.4 million, respectively.

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

The following tables summarize revenue from contracts with customers (in thousands):

Sales by revenue type and segment

	Three Months Ended
	April 3, 2021		April 4, 2020
	OEM Laser Sources	Industrial Lasers & Systems	OEM Laser Sources	Industrial Lasers & Systems
Net sales:
Products(1)	$130,458	$121,610	$101,860	$92,693
Other product and service revenues(2)	92,790	29,124	71,862	26,732
Total net sales	$223,248	$150,734	$173,722	$119,425
(1) Net sales primarily recognized at a point in time.
(2) Includes sales of spare parts, related accessories and other consumable parts as well as revenues from service agreements, of which $16.5 million and $15.3 million for the three months ended April 3, 2021 and April 4, 2020, respectively, were recognized over time.

	Six Months Ended
	April 3, 2021		April 4, 2020
	OEM Laser Sources	Industrial Lasers & Systems	OEM Laser Sources	Industrial Lasers & Systems
Net sales:
Products(1)	$256,035	$210,922	$211,696	$186,596
Other product and service revenues(2)	178,375	54,703	162,974	52,652
Total net sales	$434,410	$265,625	$374,670	$239,248

(1) Net sales primarily recognized at a point in time.
(2) Includes sales of spare parts, related accessories and other consumable parts as well as revenues from service agreements, of which $32.5 million and $30.9 million for the six months ended April 3, 2021 and April 4, 2020, respectively, were recognized over time.

Sales by market application and segment

	Three Months Ended
	April 3, 2021		April 4, 2020
	OEM Laser Sources	Industrial Lasers & Systems	OEM Laser Sources	Industrial Lasers & Systems
Net sales:
Microelectronics	$138,181	$30,096	$104,901	$16,866
Precision manufacturing	15,771	91,627	8,397	77,910
Instrumentation	67,078	21,255	56,838	16,570
Aerospace and defense	2,218	7,756	3,586	8,079
Total net sales	$223,248	$150,734	$173,722	$119,425

	Six Months Ended
	April 3, 2021		April 4, 2020
	OEM Laser Sources	Industrial Lasers & Systems	OEM Laser Sources	Industrial Lasers & Systems
Net sales:
Microelectronics	$266,354	$50,771	$219,794	$32,519
Precision manufacturing	27,630	161,218	18,792	155,887
Instrumentation	134,354	39,206	125,024	35,564
Aerospace and defense	6,072	14,430	11,060	15,278
Total net sales	$434,410	$265,625	$374,670	$239,248

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

A rollforward of our customer deposits and deferred revenue is as follows (in thousands):

	Six Months Ended
	April 3, 2021	April 4, 2020
Beginning balance (1)	$56,339	$42,550
Additions to customer deposits and deferred revenue	105,775	89,885
Amount of customer deposits and deferred revenue recognized in income (2)	(91,248)	(77,827)
Translation adjustments	(164)	(301)
Ending balance (3)	$70,702	$54,307

(1) Beginning customer deposits and deferred revenue as of October 3, 2020 include $42,715 of current portion and $13,624 of long-term portion. Beginning customer deposits and deferred revenue as of September 28, 2019 include $34,538 of current portion and $8,012 of long-term portion.

(2) Amount of customer deposits and deferred revenue recognized in the three months ended April 3, 2021 and April 4, 2020 was $49,167 and $37,467, respectively.

(3) Ending customer deposits and deferred revenue as of April 3, 2021 include $57,116 of current portion and $13,586 of long-term portion. Ending customer deposits and deferred revenue as of April 4, 2020 include $42,939 of current portion and $11,368 of long-term portion.

Remaining performance obligations represent the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied as of the end of the reporting period. The following table includes estimated revenue expected to be recognized in the future related to performance obligations for sales of maintenance agreements, extended warranties, installation, and contracts with customer acceptance provisions included in customer deposits and deferred revenue as of April 3, 2021 (in thousands):

	Remainder of fiscal 2021	Thereafter	Total
Performance obligations as of April 3, 2021	$48,669	$22,033	$70,702

4.     BUSINESS COMBINATIONS
Merger Agreement
On January 18, 2021, we entered into an Agreement and Plan of Merger with Lumentum Holdings Inc. ("Lumentum"), Cheetah Acquisition Sub Inc ("Lumentum Merger Sub I") and Cheetah Acquisition Sub LLC ("Lumentum Merger Sub II"), pursuant to which we agreed to be acquired for $100.00 in cash per Coherent share and 1.1851 shares of Lumentum common stock per Coherent share. In light of unsolicited proposals received from each of MKS Instruments, Inc. and II-VI Incorporated ("II-VI"), on March 9, 2021, we entered into an Amended and Restated Agreement and Plan of Merger with Lumentum, Lumentum Merger Sub I and Lumentum Merger Sub II (the "Amended Lumentum Agreement"), pursuant to which we agreed to be acquired for $175.00 in cash per Coherent share and 1.0109 shares of Lumentum common stock per Coherent share.

On March 25, 2021, we terminated the Amended and Restated Lumentum Merger Agreement and entered into an Agreement and Plan of Merger with II-VI and Watson Merger Sub Inc. ("II-VI Merger Sub") (the "II-VI Merger Agreement"), pursuant to which we agreed to be acquired for $220.00 in cash per Coherent share and 0.91 of a share of II-VI common stock per Coherent share. In connection with terminating the Amended and Restated Lumentum Merger Agreement, we paid a termination fee of $217.6 million to Lumentum. The termination fee, in addition to other costs related to the merger agreements is included in Merger and acquisition costs in our Condensed Consolidated Statements of Operations.

Pursuant to the terms of the II-VI Merger Agreement, the acquisition of Coherent will be accomplished through a merger of II-VI Merger Sub with and into Coherent (the "Merger"), with Coherent surviving the Merger as a wholly owned subsidiary of II-VI.

Pursuant to the terms of the Merger Agreement, and subject to the terms and conditions set forth therein, at the effective time of the Merger (the "Effective Time"), each share of the common stock of Coherent (the "Coherent Common Stock") issued and outstanding immediately prior to the Effective Time (other than (x) shares of Coherent Common Stock owned by II-VI, Coherent, or any direct or indirect wholly owned subsidiary of II-VI or Coherent or (y) shares of Coherent Common Stock owned by stockholders who have properly exercised and perfected appraisal rights under Delaware law, in each case, immediately prior to the Effective Time), will be cancelled and extinguished and automatically converted into the right to receive the following consideration:

(A) $220.00 in cash, without interest, plus

(B) 0.91 of a validly issued, fully paid and non-assessable share of the common stock of II-VI.

The completion of Coherent's acquisition by II-VI is subject to customary closing conditions, including, among others, the approval by Coherent's stockholders of the Merger, approval by II-VI's shareholders of the share issuance in connection with the Merger and regulatory approvals.

Electro-optics Technology
On April 19, 2021, we acquired Electro-optics Technology, Inc. ("EOT") for approximately $29.3 million. EOT is a specialized U.S.-based components company, which we expect will enable us to vertically integrate and improve the performance of our directed energy amplifier technology. It has additional operations through a subsidiary in Germany. We are in the process of evaluating the business combination accounting considerations, including the consideration transferred and the initial purchase price allocation. EOT will be included in our OEM Laser Sources segment.

5.    FAIR VALUES

We have not changed our valuation techniques in measuring the fair value of any financial assets and liabilities during the period. We recognize transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers between levels during the periods presented. As of April 3, 2021 and October 3, 2020, we had one investment carried on a cost basis. If we were to fair value this investment, it would be based upon Level 3 inputs. This investment is not considered material to our condensed consolidated financial statements.

We measure the fair value of outstanding debt obligations for disclosure purposes on a recurring basis. As of April 3, 2021, the current and long-term portion of long-term obligations of $6.9 million and $409.6 million, respectively, are reported at amortized cost. As of October 3, 2020, the current and long-term portion of long-term obligations of $6.8 million and $411.1 million, respectively, are reported at amortized cost. These outstanding obligations are classified as Level 2 as they are not actively traded and are valued using a discounted cash flow model that uses observable market inputs. Based on the discounted cash flow model, the fair value of the outstanding debt approximates amortized cost.

Financial assets and liabilities measured at fair value as of April 3, 2021 and October 3, 2020 are summarized below (in thousands):

	Aggregate Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Aggregate Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	April 3, 2021			October 3, 2020
		(Level 1)	(Level 2)		(Level 1)	(Level 2)
Assets:
Cash equivalents:
Money market fund deposits	$22,651	$22,651	$—	$36,646	$36,646	$—
Certificates of deposit	44,688	44,688	—	56,191	56,191	—
Short-term investments:
U.S. Treasury and agency obligations (1)	15,128	—	15,128	35,346	—	35,346
Prepaid and other assets:
Foreign currency contracts (2)	978	—	978	812	—	812
Money market fund deposits — Deferred comp and supplemental plan (3)	499	499	—	203	203	—
Mutual funds — Deferred comp and supplemental plan (3)	12,871	12,871	—	22,778	22,778	—
Total	$96,815	$80,709	$16,106	$151,976	$115,818	$36,158

Liabilities:
Other current liabilities:
Foreign currency contracts (2)	(2,213)	—	(2,213)	(2,811)	—	(2,811)
Total	$94,602	$80,709	$13,893	$149,165	$115,818	$33,347

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

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	April 3, 2021
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$353,049	$—	$—	$353,049

Short-term investments:
Available-for-sale securities:
U.S. Treasury and agency obligations	$15,090	$38	$—	$15,128
Total short-term investments	$15,090	$38	$—	$15,128

	October 3, 2020
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$440,258	$—	$—	$440,258

Short-term investments:
Available-for-sale securities:
U.S. Treasury and agency obligations	$35,311	$36	$(1)	$35,346
Total short-term investments	$35,311	$36	$(1)	$35,346

There were less than $0.1 million of unrealized gains and less than $0.1 million of unrealized gains and losses at April 3, 2021 and October 3, 2020, respectively. None of the $1,000 in unrealized losses at October 3, 2020 were considered to be other-than-temporary impairments.

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

Non-Designated Derivatives

The total outstanding notional contract and fair value asset (liability) amounts of non-designated hedge contracts, with maximum maturity of two months, are as follows (in thousands):

	U.S. Notional Contract Value		U.S. Fair Value
	April 3, 2021	October 3, 2020	April 3, 2021	October 3, 2020
Foreign currency hedge contracts
Purchase	$210,707	$169,206	$(2,140)	$(1,802)
Sell	$(86,623)	$(166,813)	$905	$(197)

The fair value of our derivative instruments is included in prepaid expenses and other assets and in other current liabilities in our Condensed Consolidated Balance Sheets. See Note 5, "Fair Values."

During the three and six months ended April 3, 2021, we recognized losses of $0.5 million and $1.5 million, respectively, in other income (expense) for derivative instruments not designated as hedging instruments. During the three and six months ended April 4, 2020, we recognized gains of $0.6 million and $0.1 million, respectively, in other income (expense) for derivative instruments not designated as hedging instruments.

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

8.    GOODWILL AND INTANGIBLE ASSETS

During the quarter ended April 3, 2021, we noted no indications of impairment or triggering events to cause us to review goodwill for potential impairment. We will conduct our annual goodwill testing during the fourth fiscal quarter.

See Note 8, "Goodwill and Intangible Assets" to our audited consolidated financial statements and notes thereto for the year ended October 3, 2020 included in our Annual Report on Form 10-K for discussion of the non-cash pre-tax charges we recorded in the quarter ended April 4, 2020 related to the goodwill, intangible assets, property, plant and equipment and ROU assets of the ILS reporting unit of $327.2 million, $33.9 million, $85.6 million and $1.8 million, respectively.

The changes in the carrying amount of goodwill, all of which is in the OLS segment, for the period from October 3, 2020 to April 3, 2021 are as follows (in thousands):

OEM Laser Sources
Balance as of October 3, 2020	$101,317
Translation adjustments	636
Balance as of April 3, 2021	$101,953

Components of our amortizable intangible assets are as follows (in thousands):

	April 3, 2021			October 3, 2020
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Existing technology	$37,281	$(32,141)	$5,140	$46,547	$(37,630)	$8,917
Customer relationships	22,402	(11,819)	10,583	24,388	(12,923)	11,465
Production know-how	2,300	(1,147)	1,153	2,300	(917)	1,383
Total	$61,983	$(45,107)	$16,876	$73,235	$(51,470)	$21,765

For accounting purposes, when an intangible asset is fully amortized, it is removed from the disclosure schedule.

Amortization expense for intangible assets for the six months ended April 3, 2021 and April 4, 2020 was $5.1 million and $24.2 million, respectively. The change in the accumulated amortization also includes $0.1 million increase and $2.1 million (decrease) of foreign exchange impact for the six months ended April 3, 2021 and April 4, 2020, respectively.

At April 3, 2021, estimated amortization expense for the remainder of fiscal 2021, the next five succeeding fiscal years and all fiscal years thereafter are as follows (in thousands):

Estimated Amortization Expense
2021 (remainder)	$4,801
2022	3,310
2023	2,738
2024	1,955
2025	1,955
2026	1,958
Thereafter	159
Total	$16,876

9.     BALANCE SHEET DETAILS

Inventories consist of the following (in thousands):

	April 3, 2021	October 3, 2020
Purchased parts and assemblies	$107,945	$116,957
Work-in-process	165,101	173,871
Finished goods	120,626	135,928
Total inventories	$393,672	$426,756

Prepaid expenses and other assets consist of the following (in thousands):

	April 3, 2021	October 3, 2020
Prepaid and refundable income taxes	$36,551	$50,548
Other taxes receivable	12,346	13,006
Prepaid expenses and other assets	34,318	24,696
Total prepaid expenses and other assets	$83,215	$88,250

Other assets consist of the following (in thousands):

	April 3, 2021	October 3, 2020
Assets related to deferred compensation arrangements	$32,407	$39,720
Deferred tax assets	144,833	102,028
Right of use assets, net - operating leases (See Note 11)	79,445	85,905
Right of use assets, net - finance leases (See Note 11)	433	656
Other assets	14,961	14,266
Total other assets	$272,079	$242,575

Other current liabilities consist of the following (in thousands):

	April 3, 2021	October 3, 2020
Accrued payroll and benefits	$78,656	$54,211
Operating lease liability, current (See Note 11)	15,900	15,366
Finance lease liability, current (See Note 11)	338	399
Deferred revenue	36,140	32,998
Warranty reserve	32,695	35,032
Accrued expenses and other	38,770	36,432
Customer deposits	20,976	9,717
Total other current liabilities	$223,475	$184,155

Components of the reserve for warranty costs during the first six months of fiscal 2021 and 2020 were as follows (in thousands):

	Six Months Ended
	April 3, 2021	April 4, 2020
Beginning balance	$35,032	$36,460
Additions related to current period sales	15,530	19,228
Warranty costs incurred in the current period	(18,128)	(21,469)
Adjustments to accruals related to foreign exchange and other	261	(271)
Ending balance	$32,695	$33,948

Other long-term liabilities consist of the following (in thousands):

	April 3, 2021	October 3, 2020
Long-term taxes payable	$17,883	$15,374
Operating lease liability, long-term (See Note 11)	68,301	75,264
Finance lease liability, long-term (See Note 11)	—	178
Deferred compensation	34,909	42,854
Defined benefit plan liabilities	46,504	45,810
Deferred tax liabilities	16,231	15,721
Deferred revenue	13,586	13,624
Asset retirement obligations liability	6,098	5,892
Other long-term liabilities	4,174	6,357
Total other long-term liabilities	$207,686	$221,074

10.     BORROWINGS

On December 21, 2020, Coherent LaserSystems GmbH & Co. KG entered into a loan agreement with Commerzbank for borrowings of up to 24.0 million Euros, to be drawn down by October 29, 2021, to finance a portion of the construction of a new facility in Germany. The term of the loan is 10 years and borrowings bear interest at 1.55% per annum. As of

April 3, 2021, no amounts have been withdrawn under this loan facility. On April 26, 2021, we drew down 10 million Euros against the loan agreement. The loan agreement contains customary affirmative loan covenants.

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

As of April 3, 2021, the outstanding principal amount of the Euro Term Loan was 354.9 million Euros. As of April 3, 2021, the outstanding amount of the Revolving Credit Facility was $10.0 million plus a 10.0 million Euro letter of credit.

Loans under the Credit Agreement bear interest, at the Borrower’s option, at a rate equal to either (i)(x) in the case of calculations with respect to U.S. Dollars or certain other alternative currencies, the London interbank offered rate ("LIBOR") or (y) in the case of calculations with respect to the Euro, the euro interbank offered rate ("EURIBOR" and, together with LIBOR), the "Eurocurrency Rate") or (ii) a base rate (the "Base Rate") equal to the highest of (x) the federal funds rate, plus 0.50%, (y) the prime rate then in effect and (z) the Eurocurrency Rate for loans denominated in U.S. Dollars applicable to a one-month interest period, plus 1.0%, in each case, plus an applicable margin that is subject to adjustment pursuant to a pricing grid based on consolidated total gross leverage ratio. At April 3, 2021, the applicable margin for Euro Term Loans borrowed as Eurocurrency Rate loans was 2.25% per annum and as Base Rate loans was 1.25%. The applicable margin for revolving loans borrowed as Eurocurrency Rate loans was 4.25% per annum and as Base Rate loans was 3.25% per annum. Interest on Base Rate Loans is payable quarterly in arrears. Interest on Eurocurrency Rate loans is payable at the end of the applicable interest period (or at three month intervals if the interest period exceeds three months).

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

The Credit Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of us and our subsidiaries to, among other things, incur debt, grant liens, make investments, make certain restricted payments, transact with affiliates, and sell assets. The Credit Agreement also requires us and our subsidiaries to maintain a senior secured net leverage ratio as of the last day of each fiscal quarter of less than or equal to 3.50 to 1.00. We were in compliance with all covenants at April 3, 2021.

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

Additional sources of cash available to us were international currency lines of credit and bank credit facilities totaling $16.0 million as of April 3, 2021, of which $14.3 million was unused and available. These unsecured international credit facilities were used in Europe during the first six months of fiscal 2021. As of April 3, 2021, we had utilized $1.7 million of the international credit facilities as guarantees in Europe.

Short-term borrowings and current portion of long-term obligations consist of the following (in thousands):

	April 3, 2021	October 3, 2020
Current portion of Euro Term Loan (1)	$5,019	$4,970
1.3% Term loan due 2024	1,472	1,465
1.0% State of Connecticut term loan due 2023	384	382
Line of credit borrowings	10,000	10,000
Total short-term borrowings and current portion of long-term obligations	$16,875	$16,817
(1) Net of debt issuance costs of $2.9 million and $2.9 million at April 3, 2021 and October 3, 2020, respectively.

Long-term obligations consist of the following (in thousands):

	April 3, 2021	October 3, 2020
Euro Term Loan due 2024 (1)	$405,489	$406,099
1.3% Term loan due 2024	3,680	4,395
1.0% State of Connecticut term loan due 2023	453	646
Total long-term obligations	$409,622	$411,140
(1) Net of debt issuance costs of $4.5 million and $5.9 million at April 3, 2021 and October 3, 2020, respectively.

Contractual maturities of our debt obligations, excluding line of credit borrowings, as of April 3, 2021 are as follows (in thousands):

Amount
2021 (remainder)	$4,970
2022	9,742
2023	9,530
2024	399,619
Total	$423,861

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

We generally recognize sublease income on a straight-line basis over the sublease term.

The components of operating lease costs (in thousands), lease term (in years) and discount rate are as follows:

	Three Months Ended		Six Months Ended
	April 3, 2021	April 4, 2020	April 3, 2021	April 4, 2020
Operating lease cost	$5,432	$4,993	$10,776	$9,963
Variable lease cost	341	344	671	688
Short-term lease cost	12	130	23	260
Sublease income	(2)	(32)	(5)	(64)
Total lease cost	$5,783	$5,435	$11,465	$10,847

	April 3, 2021	April 4, 2020
Weighted average remaining lease term	7.5	8.3
Weighted average discount rate	5.0%	4.8%

Supplemental cash flow information related to leases are as follows (in thousands):

	Six Months Ended
	April 3, 2021	April 4, 2020
Operating cash outflows from operating leases	$10,345	$9,710
ROU assets obtained in exchange for new operating lease liabilities	2,647	2,636

See Note 9, "Balance Sheet Details" for supplemental balance sheet information related to leases.

As of April 3, 2021, maturities of our operating lease liabilities, which do not include short-term leases and variable lease payments, are as follows (in thousands):

Operating Leases
2021 (remainder)	$9,352
2022	18,256
2023	15,713
2024	12,379
2025	11,115
2026 and thereafter	37,288
Total minimum lease payments	104,103
Amounts representing interest	(19,902)
Present value of total lease liabilities	$84,201

12.  STOCK-BASED COMPENSATION

Fair Value of Stock Compensation

We recognize compensation expense for all share-based payment awards based on the fair value of such awards. The expense is recognized on a straight-line basis per tranche over the respective requisite service period of the awards.

Determining Fair Value

The fair values of shares purchased under the Employee Stock Purchase Plan ("ESPP") for the three and six months ended April 3, 2021 and April 4, 2020, respectively, were estimated using the following weighted-average assumptions:

	Employee Stock Purchase Plan
	Three Months Ended		Six Months Ended
	April 3, 2021	April 4, 2020	April 3, 2021	April 4, 2020
Expected life in years	0.5	0.5	0.5	0.5
Volatility	43.4%	46.7%	48.6%	46.9%
Risk-free interest rate	0.11%	1.55%	0.11%	1.70%
Expected dividend yield	—%	—%	—%	—%
Weighted average fair value per share	$33.07	$44.61	$34.92	$44.08

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

The weighted average fair value for the performance units granted for the six months ended April 3, 2021 and April 4, 2020 was determined using a Monte Carlo simulation model incorporating the following weighted average assumptions:

	Six Months Ended
	April 3, 2021	April 4, 2020
Risk-free interest rate	0.19%	1.60%
Volatility	51.7%	47.2%
Weighted average fair value per share	$119.54	$190.86

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

Stock Compensation Expense

The following table shows total stock-based compensation expense and related tax benefits included in the condensed consolidated statements of operations for the three and six months ended April 3, 2021 and April 4, 2020 (in thousands):

	Three Months Ended		Six Months Ended
	April 3, 2021	April 4, 2020	April 3, 2021	April 4, 2020
Cost of sales	$1,989	$1,011	$4,261	$2,193
Research and development	1,030	894	2,229	1,455
Selling, general and administrative	6,073	6,993	14,787	13,042
Income tax benefit	(1,346)	(1,006)	(2,918)	(1,862)
	$7,746	$7,892	$18,359	$14,828

During the three and six months ended April 3, 2021, $1.7 million and $3.6 million of stock-based compensation cost, respectively, were capitalized as part of inventory for all stock plans, $2.0 million and $4.3 million, respectively, were amortized into cost of sales and $2.1 million remained in inventory at April 3, 2021. During the three and six months ended April 4, 2020, $1.3 million and $2.3 million of stock-based compensation cost, respectively, were capitalized as part of inventory for all stock plans, $1.0 million and $2.2 million, respectively, were amortized into cost of sales and $1.5 million remained in inventory at April 4, 2020.

At April 3, 2021, the total compensation cost related to unvested stock-based awards granted to employees under our stock plans but not yet recognized was approximately $63.7 million. We do not estimate forfeitures and account for them as they occur. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 1.6 years.

Stock Awards Activity

The following table summarizes the activity of our time-based and performance-based restricted stock units for the first six months of fiscal 2021 (in thousands, except per share amounts):

	Time Based Restricted Stock Units		Performance Based Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested stock at October 3, 2020	419	$144.87	136	$177.54
Granted	284	132.28	64	119.43
Vested (1)	(214)	145.92	(12)	118.45
Forfeited	(7)	137.63	(30)	315.05
Nonvested stock at April 3, 2021	482	$137.09	158	$131.90
(1) Service-based restricted stock units vested during the fiscal year. Performance-based restricted stock units included at 100% of target goal. Under the terms of the market based awards, the recipient may earn between 0% and 200% of the award. Under the terms of the performance based awards based on free cash flow targets, the recipient may earn between 0% and 100% of the award.

13.      COMMITMENTS AND CONTINGENCIES

Indemnifications

In the normal course of business, we enter into agreements that contain a variety of representations and warranties and provide for general indemnification. Exposure under these agreements is unknown because claims may be made against us in the future and we may record charges in the future as a result of these indemnification obligations. As of April 3, 2021, we did not have any material indemnification claims that were probable or reasonably possible.

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

On April 28, 2021, a purported stockholder of the Company filed a complaint in the United States District Court for the Southern District of New York captioned Stein v. Coherent, Inc., et al., Civil Action No. 1:21-cv-3775. The complaint names as defendants the Company and the members of our board of directors. The complaint alleges that the defendants violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended, by filing a materially incomplete and misleading Registration Statement on Form S-4 in connection with the Merger. The complaint seeks a preliminary injunction against the closing of the Merger until such time as additional information is disclosed in the Registration Statement on Form S-4, as well as damages. The Company believes the complaint is without merit.

On May 4, 2021, a purported stockholder of the Company filed a complaint in the United States District Court for the District of New Jersey captioned Shirey v. Coherent, Inc., et al., Case 2:21-cv-10698-JMV-AME. The complaint names as defendants the Company and the members of our board of directors. The complaint alleges that the defendants violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended, by filing a materially incomplete and misleading Registration Statement on Form S-4 in connection with the Merger. The complaint seeks a preliminary injunction against the closing of the Merger until such time as additional information is disclosed in the Registration Statement on Form S-4, as well as damages. The Company believes the complaint is without merit.

Also on May 4, 2021, a purported stockholder of the Company filed a complaint in the United States District Court for the District of New York captioned Diaz v. Coherent, Inc., et al., Case 1:21-cv-03990. The complaint names as defendants the Company and the members of our board of directors, as well as II-VI Incorporated and Watson Merger Sub Inc. The complaint alleges that the defendants violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended, by filing a materially incomplete and misleading Registration Statement on Form S-4 in connection with the Merger. The complaint seeks a preliminary injunction against the closing of the Merger until such time as additional information is disclosed in the Registration Statement on Form S-4, as well as damages. The Company believes the complaint is without merit.

On May 7, 2021, a purported stockholder of the Company filed a complaint in the United States District Court for the Southern District of New York captioned Acosta v. Coherent, Inc., et al., Civil Action No. 1:21-cv-04108. The complaint names as defendants the Company and the members of our board of directors. The complaint alleges that the defendants violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended, by filing a materially incomplete and misleading Registration Statement on Form S-4/A in connection with the Merger. The complaint seeks a preliminary injunction against the closing of the Merger until such time as additional information is disclosed in the Registration Statement on Form S-4, as well as damages. The Company believes the complaint is without merit.

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

The following table presents information necessary to calculate basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	April 3, 2021	April 4, 2020	April 3, 2021	April 4, 2020
Weighted average shares outstanding—basic	24,389	24,095	24,326	24,033
Dilutive effect of employee stock awards	—	—	—	—
Weighted average shares outstanding—diluted	24,389	24,095	24,326	24,033

Net loss	$(158,215)	$(418,913)	$(158,071)	$(413,120)

For the three and six months ended April 3, 2021 and April 4, 2020, all potentially dilutive securities have been excluded from the from the diluted share calculation as we reported a net loss.

16.  OTHER INCOME (EXPENSE)

Other income (expense) is as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 3, 2021	April 4, 2020	April 3, 2021	April 4, 2020
Foreign exchange loss	$(638)	$(659)	$(1,632)	$(1,693)
Gain (loss) on deferred compensation investments, net	2,624	(1,425)	4,866	807
Other	(110)	474	668	69
Other—net	$1,876	$(1,610)	$3,902	$(817)

17.  INCOME TAXES

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to us and our subsidiaries, adjusted for items which are considered discrete to the period.

Our effective tax rates on loss before income taxes for the three and six months ended April 3, 2021 of 20.4% and 14.1%, respectively, were lower than the U.S. federal tax rate of 21.0% primarily due to the benefit of federal research and development tax credits and our Singapore tax exemption, partially offset by the establishment of valuation allowances for certain foreign deferred tax assets, the impact of income subject to foreign tax rates that are higher than the U.S. tax rates, the deferred taxes on foreign earnings not considered permanently reinvested, stock-based compensation not deductible for tax purposes and limitations on the deductibility of compensation under Internal Revenue Code Section 162(m).

Coherent’s results reflect the payment of a termination fee of $217.6 million to Lumentum in the second quarter of fiscal 2021. This amount was treated as deductible for both book and tax purposes in accordance with our accounting policy and was included as a discrete item in our second quarter of fiscal 2021 tax provision calculation.

Our effective tax rate on loss before income taxes for the three and six months ended April 4, 2020 were 7.9% and 7.7%, respectively. Our effective tax rates for the three and six months ended April 4, 2020 were unfavorably impacted primarily due to the impairment of goodwill that is not deductible for tax purposes and the establishment of valuation allowances for certain deferred tax assets. These unfavorable impacts were partially offset by the release of unrecognized tax benefits net of settlements and competent authority offsets, the geographic distribution of the impairments of certain long-lived assets that are deductible for tax purposes and the reduction in foreign earnings subject to foreign tax rates that are higher than the U.S. tax rates.

18.  DEFINED BENEFIT PLANS

For the three and six months ended April 3, 2021, net periodic cost under our defined benefit plans was $0.8 million and $1.0 million, respectively. For the three and six months ended April 4, 2020, net periodic cost under our defined benefit plans was $0.1 million and $0.8 million, respectively. The service cost component of net periodic costs is included in selling, general and administrative ("SG&A") expenses, and the interest costs, net actuarial (gain) loss and other components are included in Other—net in the condensed consolidated statements of operations.

19.  SEGMENT AND GEOGRAPHIC INFORMATION

We are organized into two reporting segments, OEM Laser Sources ("OLS") and Industrial Lasers & Systems ("ILS"), based upon our organizational structure and how the CODM receives and utilizes information provided to allocate resources and make decisions. This segmentation reflects the go-to-market strategies and synergies for our broad portfolio of laser technologies and products. While both segments deliver cost-effective, highly reliable photonics solutions, the OLS business segment is focused on high performance laser sources and complex optical sub-systems, typically used in microelectronics manufacturing, medical diagnostics and therapeutic applications, as well as in scientific research. Our ILS business segment delivers high performance laser sources, sub-systems and tools primarily used for industrial laser materials processing, which serve important end markets like automotive, machine tools, consumer goods and medical device manufacturing as well as applications in aerospace and defense.

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

The following table provides net sales and income (loss) from operations for our operating segments and a reconciliation of our total loss from operations to loss before income taxes (in thousands):

	Three Months Ended		Six Months Ended
	April 3, 2021	April 4, 2020	April 3, 2021	April 4, 2020
Net sales:
OEM Laser Sources	$223,248	$173,722	$434,410	$374,670
Industrial Lasers & Systems	150,734	119,425	265,625	239,248
Total net sales	$373,982	$293,147	$700,035	$613,918

Income (loss) from operations:
OEM Laser Sources	$51,627	$35,469	$101,043	$83,177
Industrial Lasers & Systems	2,603	(471,845)	(5,309)	(492,145)
Corporate and other	(250,466)	(12,935)	(275,020)	(29,753)
Total loss from operations	(196,236)	(449,311)	(179,286)	(438,721)
Total other expense, net	(2,526)	(5,663)	(4,815)	(8,697)
Loss before income taxes	$(198,762)	$(454,974)	$(184,101)	$(447,418)
Geographic Information
Our foreign operations consist primarily of manufacturing facilities and sales offices in Europe and Asia-Pacific. Sales, marketing and customer service activities are conducted through sales subsidiaries throughout the world. Geographic sales information for the three and six months ended April 3, 2021 and April 4, 2020 is based on the location of the end customer.
Sales to unaffiliated customers are as follows (in thousands):

	Three Months Ended		Six Months Ended
SALES	April 3, 2021	April 4, 2020	April 3, 2021	April 4, 2020
United States	$82,741	$72,257	$154,268	$150,142
Foreign countries:
South Korea	62,553	56,928	134,391	116,983
China	68,185	36,981	129,644	95,570
Japan	40,155	26,366	63,494	48,718
Asia-Pacific, other	31,320	21,639	58,731	43,800
Germany	36,285	31,389	65,570	61,834
Europe, other	34,537	32,702	63,068	67,214
Rest of World	18,206	14,885	30,869	29,657
Total foreign countries sales	291,241	220,890	545,767	463,776
Total sales	$373,982	$293,147	$700,035	$613,918
Major Customers

We had one customer during the three and six months ended April 3, 2021 that accounted for 14.3% and 16.4% of net sales, respectively. This same customer accounted for 15.2% and 16.5% of net sales during the three and six months ended April 4, 2020, respectively. This customer purchased primarily from our OLS segment.

We had one customer that accounted for 17.9% and 24.2% of accounts receivable at April 3, 2021 and October 3, 2020, respectively. This customer purchased primarily from our OLS segment.

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

We also vacated our leased facility in Santa Clara at the end of the lease term on July 31, 2020 and combined operations into our owned Santa Clara headquarters. We incurred costs in the second quarter of fiscal 2021 and first and second quarters of fiscal 2020 of $0.1 million, $0.2 million and $0.6 million, respectively, related to this project. We also incurred costs in the first quarter of fiscal 2020 of $0.1 million for other projects.

In the fourth quarter of fiscal 2020, we began a restructuring program in our ILS segment which includes management reorganizations, the planned closure of certain manufacturing sites, and the right-sizing of global sales, service, order admin, marketing communication and certain administrative functions, among others. In the first and second quarters of fiscal 2021, we incurred costs of $5.4 million and $3.6 million, respectively, primarily related to write-offs of excess inventory and accruals for vendor commitments, which are recorded in cost of sales, estimated severance and accelerated depreciation.

The following table presents our current liability as accrued on our balance sheets for restructuring charges. The table sets forth an analysis of the components of the restructuring charges and payments and other deductions made against the accrual for the quarters of fiscal 2021 and 2020 (in thousands):

	Severance Related	Asset Write-Offs	Other	Total
Balances, October 3, 2020	$2,611	$—	$230	$2,841
Provision	819	3,509	1,055	5,383
Payments and other	(555)	(3,509)	(281)	(4,345)
Balances, January 2, 2021	2,875	—	1,004	3,879
Provision	2,775	558	325	3,658
Payments and other	(2,032)	(558)	(623)	(3,213)
Balances, April 3, 2021	$3,618	$—	$706	$4,324

	Severance Related	Asset Write-Offs	Other	Total
Balances, September 28, 2019	$8,279	$—	$215	$8,494
Provision	54	599	280	933
Payments and other	(658)	(599)	(275)	(1,532)
Balances, December 28, 2019	7,675	—	220	7,895
Provision	85	915	79	1,079
Payments and other	(3,715)	(915)	(87)	(4,717)
Balances, April 4, 2020	$4,045	$—	$212	$4,257
At April 3, 2021, $4.3 million of accrued severance related and other costs were included in other current liabilities. The severance, asset write-offs for inventory, accruals for vendor commitments, accelerated depreciation and other costs in the first and second quarters of fiscal 2021 primarily related to the restructuring program that began in the fourth quarter of fiscal 2020. The asset write-offs for accelerated depreciation and other costs in the first and second quarters of fiscal 2020 primarily related to the exit of a portion of our HPFL business in Hamburg, Germany, and costs to vacate our leased facility in Santa Clara and combine operations into our owned Santa Clara headquarters.

By segment, $3.6 million and $8.9 million of restructuring costs were incurred in the ILS segment and $0.1 million and $0.1 million were incurred in the OLS segment in the three and six months ended April 3, 2021, respectively. In the three and six months ended April 4, 2020, $0.6 million and $1.3 million of the restructuring costs were incurred in the ILS segment and $0.5 million and $0.7 million were incurred in the OLS segment, respectively. Restructuring charges are recorded in cost of sales, research and development and selling, general and administrative expenses in our condensed consolidated statements of operations.

21.  SUBSEQUENT EVENTS

On April 19, 2021, we acquired Electro-optics Technology, Inc. for approximately $29.3 million. See Note 4, "Business Combinations".

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

We are organized into two reporting segments: OEM Laser Sources ("OLS") and Industrial Lasers & Systems ("ILS"), based on the organizational structure of the company and how the chief operating decision maker ("CODM") receives and utilizes information provided to allocate resources and make decisions. This segmentation reflects the go-to-market strategies and synergies for our broad portfolio of laser technologies and products. While both segments deliver cost-effective, highly reliable photonics solutions, the OLS business segment is focused on high performance laser sources and complex optical sub-systems typically used in microelectronics manufacturing, medical diagnostics and therapeutic applications, as well as in scientific research. Our ILS business segment delivers high performance laser sources, sub-systems and tools primarily used for industrial laser materials processing, which serve important end markets like automotive, machine tool, consumer goods and medical device manufacturing as well as applications in aerospace and defense.

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

SIGNIFICANT EVENTS - MERGER

Merger Agreement and Termination Fee

On January 18, 2021, we entered into an Agreement and Plan of Merger with Lumentum Holdings Inc. ("Lumentum"), Cheetah Acquisition Sub Inc ("Lumentum Merger Sub I") and Cheetah Acquisition Sub LLC ("Lumentum Merger Sub II"), pursuant to which we agreed to be acquired for $100.00 in cash per Coherent share and 1.1851 shares of Lumentum common stock per Coherent share. In light of unsolicited proposals received from each of MKS Instruments, Inc. and II-VI Incorporated ("II-VI"), on March 9, 2021, we entered into an Amended and Restated Agreement and Plan of Merger with Lumentum, Lumentum Merger Sub I and Lumentum Merger Sub II (the "Amended Lumentum Agreement"), pursuant to which we agreed to be acquired for $175.00 in cash per Coherent share and 1.0109 shares of Lumentum common stock per Coherent share.

On March 25, 2021, we terminated the Amended and Restated Lumentum Merger Agreement and entered into an Agreement and Plan of Merger with II-VI and Watson Merger Sub Inc. ("II-VI Merger Sub") (the "II-VI Merger Agreement"), pursuant to which we agreed to be acquired for $220.00 in cash per Coherent share and 0.91 of a share of II-VI common stock per Coherent share. In connection with terminating the Amended and Restated Lumentum Merger Agreement, we paid a termination fee of $217.6 million to Lumentum on March 25, 2021. The termination fee, in addition to other costs related to the merger agreements is included in Merger and acquisition costs in our Condensed Consolidated Statements of Operations.

Pursuant to the terms of the II-VI Merger Agreement, the acquisition of Coherent will be accomplished through a merger of II-VI Merger Sub with and into Coherent (the "Merger"), with Coherent surviving the Merger as a wholly owned subsidiary of II-VI.

Pursuant to the terms of the II-VI Merger Agreement, and subject to the terms and conditions set forth therein, at the effective time of the Merger (the "Effective Time"), each share of the common stock of Coherent (the "Coherent Common Stock") issued and outstanding immediately prior to the Effective Time (other than (x) shares of Coherent Common Stock owned by II-VI, Coherent, or any direct or indirect wholly owned subsidiary of II-VI or Coherent or (y) shares of Coherent Common Stock owned by stockholders who have properly exercised and perfected appraisal rights under Delaware law, in each case, immediately prior to the Effective Time), will be cancelled and extinguished and automatically converted into the right to receive the following consideration:

(A) $220.00 in cash, without interest, plus

(B) 0.91 of a validly issued, fully paid and non-assessable share of the common stock of II-VI.

The completion of Coherent's acquisition by II-VI is subject to customary closing conditions, including, among others, the approval by Coherent's stockholders of the Merger, approval by II-VI's shareholders of the share issuance in connection with the Merger and regulatory approvals.

MARKET APPLICATIONS

Our products address a broad range of applications that, beginning in the first quarter of fiscal 2021, we group into the following markets: Microelectronics, Precision Manufacturing, Instrumentation and Aerospace and Defense. Net sales by market application for fiscal 2020 have been restated to these market applications.

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

•Focus on long-term improvement of adjusted EBITDA, in dollars and as a percentage of net sales, drive free cash flow and gross margin as a percentage of sales—We define adjusted EBITDA as operating income adjusted for depreciation, amortization, stock-based compensation expense, restructuring costs and certain other non-operating income and expense items, such as merger and acquisition costs. Key initiatives to reach our goals for EBITDA and gross margin improvements include utilization of our manufacturing locations in Asia, optimizing our supply chain and continued leveraging of our infrastructure. Our focus on free cash flow is to generate cash over the long term as it is essential to maintaining a healthy business and providing funds to help fuel growth.

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

	Three Months Ended
	April 3, 2021	April 4, 2020	Change	% Change
	(Dollars in thousands)
Net sales—OEM Laser Sources	$223,248	$173,722	$49,526	28.5%
Net sales—Industrial Lasers & Systems	$150,734	$119,425	$31,309	26.2%
Gross profit as a percentage of net sales—OEM Laser Sources	45.2%	45.6%	(0.4)%	N/A
Gross profit as a percentage of net sales—Industrial Lasers & Systems	27.7%	13.5%	14.2%	N/A
Research and development as a percentage of net sales	8.6%	10.2%	(1.6)%	N/A
Loss before income taxes	$(198,762)	$(454,974)	$256,212	(56.3)%
Net cash provided by (used in) operating activities	$(143,250)	$45,731	$(188,981)	(413.2)%
Free cash flow	$(165,222)	21,828	$(187,050)	(856.9)%
Days sales outstanding in receivables	60	62	(2)	N/A
Annualized second quarter inventory turns	2.4	1.7	0.7	N/A
Net loss as a percentage of net sales	(42.3)%	(142.9)%	100.6%	N/A
Adjusted EBITDA as a percentage of net sales	17.3%	11.9%	5.4%	N/A

	Six Months Ended
	April 3, 2021	April 4, 2020	Change	% Change
	(Dollars in thousands)
Net sales—OEM Laser Sources	$434,410	$374,670	$59,740	15.9%
Net sales—Industrial Lasers & Systems	$265,625	$239,248	$26,377	11.0%
Gross profit as a percentage of net sales—OEM Laser Sources	45.2%	46.3%	(1.1)%	N/A
Gross profit as a percentage of net sales—Industrial Lasers & Systems	25.6%	13.5%	12.1%	N/A
Research and development as a percentage of net sales	8.6%	9.5%	(0.9)%	N/A
Loss before income taxes	$(184,101)	$(447,418)	$263,317	(58.9)%
Net cash provided by (used in) operating activities	$(68,319)	$105,772	$(174,091)	(164.6)%
Free cash flow	$(105,364)	70,373	$(175,737)	(249.7)%
Net loss as a percentage of net sales	(22.6)%	(67.3)%	44.7%	N/A
Adjusted EBITDA as a percentage of net sales	16.4%	13.1%	3.3%	N/A

Net Sales

Net sales include sales of lasers, laser systems, related accessories and services. Net sales for the second quarter of fiscal 2021 increased 28.5% in our OLS segment and increased 26.2% in our ILS segment from the same quarter one year ago. Net sales for the first six months of fiscal 2021 increased 15.9% in our OLS segment and increased 11.0% in our ILS segment from the same period one year ago. For a description of the reasons for changes in net sales refer to the "Results of Operations" section of this quarterly report.

Gross Profit as a Percentage of Net Sales

Gross profit as a percentage of net sales ("gross profit percentage") is calculated as gross profit for the period divided by net sales for the period. Gross profit percentage in the second quarter of fiscal 2021 decreased to 45.2% from 45.6% in our OLS segment and increased to 27.7% from 13.5% in our ILS segment as compared to the same quarter one year ago. Gross profit percentage in the first six months of fiscal 2021 decreased to 45.2% from 46.3% in our OLS segment and increased to 25.6% from 13.5% in our ILS segment as compared to the same period one year ago. For a description of the reasons for changes in gross profit refer to the "Results of Operations" section of this quarterly report.

Research and Development as a Percentage of Net Sales

Research and development as a percentage of net sales ("R&D percentage") is calculated as research and development expense for the period divided by net sales for the period. Management considers R&D percentage to be an important indicator in managing our business as investing in new technologies is a key to future growth. R&D percentage decreased to 8.6% for the second quarter of fiscal 2021 from 10.2% for the same quarter one year ago and decreased to 8.6% for the first six months of fiscal 2021 from 9.5% for the same period one year ago. For a description of the reasons for changes in R&D spending refer to the "Results of Operations" section of this quarterly report.

Net Cash Provided by (Used in) Operating Activities

Net cash provided by (used in) operating activities as reflected on our Condensed Consolidated Statements of Cash Flows primarily represents the excess of cash collected from billings to our customers and other receipts over cash paid to our vendors for expenses and inventory purchases to run our business. We believe that cash flows from operations is an important performance indicator because cash generation over the long term is essential to maintaining a healthy business and providing funds to help fuel growth. Net cash provided by (used in) operating activities in the second quarter and first six months of fiscal 2021 was unfavorably impacted by merger and acquisition costs, including our payment of a termination fee of $217.6 million to Lumentum. For a description of the reasons for changes in net cash provided by (used in) operating activities refer to the "Liquidity and Capital Resources" section of this quarterly report.

Free Cash Flow

Free cash flow represents net cash provided by (used in) operating activities reduced by purchases of property and equipment, both as reflected on our Condensed Consolidated Statements of Cash Flows. We believe that free cash flow is an important performance indicator because it is a measure of cash generation after accounting for cash outflows to support operations and maintain capital assets. Cash generation over the long term is essential to maintaining a healthy business and providing funds to help fuel growth. Free cash flow in the second quarter and first six months of fiscal 2021 was unfavorably impacted by merger and acquisition costs, including our payment of a termination fee of $217.6 million to Lumentum. For a description of the reasons for changes in free cash flow refer to the "Liquidity and Capital Resources" section of this quarterly report, where we discuss the reasons for changes in net cash provided by (used in) operating and investing activities.

Days Sales Outstanding in Receivables

We calculate days sales outstanding ("DSO") in receivables as net receivables at the end of the period divided by net sales during the period and then multiplied by the number of days in the period, using 90 days for quarters. DSO in receivables indicates how well we are managing our collection of receivables, with lower DSO in receivables resulting in higher working capital availability. The more money we have tied up in receivables, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business. Our DSO in receivables for the second quarter of fiscal 2021 decreased to 60 days from 62 days compared to the same quarter one year ago. The decrease was primarily due to improved collections of past due receivables, primarily in Asia and the U.S., and improved linearity with a lower concentration of sales in the last month of the quarter.

Annualized Second Quarter Inventory Turns

We calculate annualized second quarter inventory turns as the cost of sales during the second quarter annualized and divided by net inventories at the end of the second quarter. This indicates how well we are managing our inventory levels, with higher inventory turns resulting in more working capital availability and a higher return on our investments in inventory. Our annualized inventory turns for the second quarter of fiscal 2021 increased to 2.4 turns from 1.7 turns compared to the same quarter a year ago primarily due to higher flat panel display shipments and higher service parts demand in our OLS segment as well as the impact of foreign exchange rates on our cost of goods sold.

Adjusted EBITDA as a Percentage of Net Sales

We define adjusted EBITDA as operating income adjusted for depreciation, amortization, stock-based compensation expense, restructuring costs and certain other non-operating income and expense items, such as merger and acquisition costs. Key initiatives to reach our goals for EBITDA improvements include utilization of our manufacturing locations in Asia, optimizing our supply chain and continued leveraging of our infrastructure.

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
Below is the reconciliation of our net cash provided by (used in) operating activities to our free cash flow:

	Three Months Ended		Six Months Ended
	April 3, 2021	April 4, 2020	April 3, 2021	April 4, 2020
Net cash provided by (used in) operating activities	$(143,250)	$45,731	$(68,319)	$105,772
Less: Purchases of property and equipment	21,972	23,903	37,045	35,399
Free cash flow	$(165,222)	$21,828	$(105,364)	$70,373

Below is the reconciliation of our net income (loss) as a percentage of net sales to our adjusted EBITDA as a percentage of net sales:

	Three Months Ended		Six Months Ended
	April 3, 2021	April 4, 2020	April 3, 2021	April 4, 2020
Net income (loss) as a percentage of net sales	(42.3)%	(142.9)%	(22.6)%	(67.3)%
Income tax expense (benefit)	(10.8)%	(12.3)%	(3.7)%	(5.6)%
Interest and other income (expense), net	1.4%	1.5%	1.4%	1.5%
Depreciation and amortization	3.6%	8.4%	3.8%	8.2%
Restructuring charges and other	1.0%	0.3%	1.3%	0.3%
Merger and acquisition costs	62.0%	—%	33.2%	—%
Goodwill and other impairment charges	—%	153.9%	—%	73.3%
Stock-based compensation	2.4%	3.0%	3.0%	2.7%
Adjusted EBITDA as a percentage of net sales	17.3%	11.9%	16.4%	13.1%

SIGNIFICANT EVENTS

Merger Agreement and related fees

See Item II "COMPANY OVERVIEW" for a description of the Merger Agreement and Amended Lumentum, Agreement entered into on January 18, 2021, and March 9, 2021, respectively, between Coherent, Lumentum, Merger Sub I and Merger Sub II, the termination of such agreement and the payment of a termination fee to Lumentum as well as the Merger Agreement we entered into with II-VI and Merger Sub on March 25, 2021.

The termination fee, in addition to other costs related to the merger agreements is included in Merger and acquisition costs in our Condensed Consolidated Statements of Operations.

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

In determining the impact of the COVID-19 pandemic in relation to our net sales, we compare our actual results to our most recently published forecast and the net sales guidance range communicated in our quarterly earnings call. This forecast has been adjusted for known direct impacts to our bookings and net sales from COVID-19 and other factors. Using this criteria, we estimate that our sales for the following fiscal quarters were further negatively impacted by the COVID-19 pandemic: (i) for the second quarter of fiscal 2020 — $31.0 million, (ii) for the third quarter of fiscal 2020 — $9.0 million, (iii) for the fourth quarter of fiscal 2020 — an immaterial amount, and (iv) for the first and second quarters of fiscal 2021 — an immaterial amount. The effect of COVID-19 as forecasted and as further experienced was most significant in Asia during the second quarter of fiscal 2020 and began impacting Europe and North America only later in the second quarter of fiscal 2020 as the virus spread globally. In the third quarter of fiscal 2020, the global economic effect of the COVID-19 pandemic was less significant, though continued to be high in certain regions. While we believe that COVID-19 was a partial cause of the decline in revenue in the second quarter of fiscal 2020, we also had lower shipments related to ELA tools in the flat panel display market and lower shipments in materials processing applications in the second quarter of fiscal 2020 that were mostly unrelated to COVID-19.

During fiscal 2020 and continuing into the first and second quarters of fiscal 2021, the global demand environment was uncertain at times given the effects of COVID-19 on many businesses, including manufacturing facilities and customer confidence around the world. While we saw a partial recovery in order volumes in China in the latter half of March and the third quarter of fiscal 2020, this coincided with declining bookings in other regions, particularly in North America, and to a lesser extent in Europe and other countries in Asia. In the fourth quarter of fiscal 2020 and the first and second quarters of fiscal 2021, we saw global demand recover in all regions and begin to return to a more normalized demand trend. However, we cannot predict future resurgences of COVID-19 and the impact that it may have on future demand for our products and services, particularly given the recent shutdown measures taken in certain countries in Europe.

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

See "Risks Related to COVID-19 Pandemic" in Part II, Item 1A of this quarterly report regarding the impact of COVID-19.

Goodwill and other impairment charges

Based on our internal projections and the preparation of our financial statements for the quarter ended April 4, 2020, and considering the expected decrease in demand due to the COVID-19 pandemic and other factors, we believed that the fair value of our ILS reporting unit might no longer exceed its carrying value and performed an interim goodwill impairment test on the ILS and OLS reporting units. Based on the estimated fair value of the ILS reporting unit, we recorded non-cash pretax goodwill impairment charges of $327.2 million. In addition, we performed impairment tests on the long-lived assets allocated to the asset group of the ILS reporting unit, including intangible assets, property, plant and equipment and ROU assets as of April 4, 2020 and recorded non-cash pre-tax charges related to the impairment intangible assets, property, plant and equipment and ROU assets of the ILS reporting unit of $33.9 million, $85.6 million and $1.8 million, respectively. For further discussion, see Note 8, "Goodwill and Intangible Assets" to our audited consolidated financial statements and notes thereto for the year ended October 3, 2020 included in our Annual Report on Form 10-K.

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

We also vacated our leased facility in Santa Clara at the end of the lease term on July 31, 2020 and combined operations into our owned Santa Clara headquarters. We incurred costs in the three and six months ended April 3, 2021 of $0.1 million and related to our exit from the leased facility. We incurred costs in the three and six months ended April 4, 2020 of $0.6 million and $0.8 million, respectively, primarily related to accelerated depreciation. We also incurred costs in the first quarter of fiscal 2020 of $0.1 million for other projects.
In the fourth quarter of fiscal 2020, we began a restructuring program in our ILS segment which includes management reorganizations, the planned closure of certain manufacturing sites, and the right-sizing of global sales, service, order admin, marketing communication and certain administrative functions, among others. In the three and six months ended April 3, 2021, we incurred costs of $3.6 million and $9.0 million, primarily related to write-offs of excess inventory and accruals for vendor commitments, which is recorded in cost of sales, estimated severance and accelerated depreciation.
See Note 20, "Restructuring Charges" in the Notes to Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

CONSOLIDATED SUMMARY

The following table sets forth, for the periods indicated, the percentage of total net sales represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	April 3, 2021	April 4, 2020	April 3, 2021	April 4, 2020
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.3%	67.9%	62.7%	66.9%
Gross profit	37.7%	32.1%	37.3%	33.1%
Operating expenses:
Research and development	8.6%	10.2%	8.6%	9.5%
Selling, general and administrative	19.4%	20.9%	21.0%	21.2%
Merger and acquisition costs	62.0%	—%	33.1%	—%
Goodwill and other impairment charges	—%	153.9%	—%	73.5%
Amortization of intangible assets	0.2%	0.4%	0.2%	0.4%
Total operating expenses	90.2%	185.4%	62.9%	104.6%
Loss from operations	(52.5)%	(153.3)%	(25.6)%	(71.5)%
Other expense, net	(0.6)%	(1.9)%	(0.7)%	(1.4)%
Loss before income taxes	(53.1)%	(155.2)%	(26.3)%	(72.9)%
Benefit from income taxes	(10.8)%	(12.3)%	(3.7)%	(5.6)%
Net loss	(42.3)%	(142.9)%	(22.6)%	(67.3)%

Net loss for the second quarter of fiscal 2021 was $158.2 million ($6.49 per diluted share). This included $179.2 million of after-tax merger and acquisition costs (primarily due to a termination fee paid to Lumentum), $7.7 million of after-tax stock-based compensation expense, $3.1 million of after-tax restructuring costs, $2.2 million of after-tax amortization of intangible assets, $1.9 million non-recurring income tax net charge and $0.6 million of excess tax benefit for employee stock-based compensation. Net loss for the second quarter of fiscal 2020 was $418.9 million ($17.39 per diluted share). This included after tax charges of $424.3 million for goodwill and other impairment (goodwill and other long-lived assets), $8.7 million of after-tax amortization of intangible assets, $7.9 million of after-tax stock-based compensation expense, $0.8 million of after-tax restructuring costs, $7.6 million non-recurring income tax net benefit and $0.3 million of excess tax benefits for employee stock-based compensation.

Net loss for the first six months of fiscal 2021 was $158.1 million ($6.50 per diluted share). This included $179.2 million of after-tax merger and acquisition costs (primarily due to a termination fee paid to Lumentum), $18.4 million of after-tax stock-based compensation expense, $7.5 million of after-tax restructuring costs, $4.4 million of after-tax amortization of intangible assets and $10.5 million non-recurring income tax net charge. Net loss for the first six months of fiscal 2020 was $413.1 million ($17.19 per diluted share). This included after tax charges of $423.2 million for goodwill and other impairment (goodwill and other long-lived assets), $17.6 million of after-tax amortization of intangible assets, $14.8 million of after-tax stock-based compensation expense, $1.5 million of after-tax restructuring costs, $7.5 million non-recurring income tax net benefit and $1.0 million of excess tax benefits for employee stock-based compensation.

NET SALES

Market Application

The following tables set forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by market application (dollars in thousands):

	Three Months Ended
	April 3, 2021		April 4, 2020
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Microelectronics	$168,277	45.0%	$121,767	41.5%
Precision manufacturing	107,398	28.7%	86,307	29.5%
Instrumentation	88,333	23.6%	73,408	25.0%
Aerospace and defense	9,974	2.7%	11,665	4.0%
Total	$373,982	100.0%	$293,147	100.0%

	Six Months Ended
	April 3, 2021		April 4, 2020
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Microelectronics	$317,125	45.3%	$252,313	41.1%
Precision manufacturing	188,848	27.0%	174,679	28.4%
Instrumentation	173,560	24.8%	160,588	26.2%
Aerospace and defense	20,502	2.9%	26,338	4.3%
Total	$700,035	100.0%	$613,918	100.0%

Quarterly

Net sales for the second quarter of fiscal 2021 increased by $80.8 million, or 28%, compared to the second quarter of fiscal 2020, with increases in the microelectronics, precision manufacturing and instrumentation markets partially offset by decreases in the aerospace and defense market. The increase included higher net sales due to the negative impact in the second quarter of fiscal 2020 of approximately $31.0 million from COVID-19 shelter-in place orders and/or delays in restarting non-essential manufacturing activity at many of our customers, primarily in the precision manufacturing, instrumentation and aerospace and defense markets. We believe that we are well-positioned with our laser-based technology to benefit from technology proliferation in rapid growth areas such as 5G, flexible OLED and MicroLED. In addition, we believe the market for laser-based medical instrumentation, devices and procedures will continue to grow with the aging population around the globe. We also anticipate that technology advances will result in increased defense spending.

The increase in the microelectronics market of $46.5 million, or 38%, was primarily due to increased shipments for flat panel display (higher revenues from consumable service parts and higher shipments related to ELA tools used in the flat panel display market), semiconductor and advanced packaging applications, and partially due to the negative impact of COVID-19 in the second quarter of fiscal 2020. In microelectronics, we expect future increases in ELA tool shipments as Asian manufacturers improve yields and ramp manufacturing as indicated by the fact that we have received new orders for these products in our first and second quarters of fiscal 2021. In addition, it is expected that the handset market will transition to 5G technology. This technology requires more power from the battery which we expect will result in the handset manufacturers having to decide between shorter talk times or placement of larger batteries in existing form factors. Since OLED displays are much thinner than liquid crystal displays (LCD), we believe 5G will increase demand for OLED displays to accommodate larger batteries. In addition, we are seeing demand for laser solutions for MicroLED production. We believe that these technological demands will allow us to continue to maintain a leadership position in flat panel display applications. We are also seeing higher demand for semiconductor applications driven by continuous strength in cloud computing and data centers as well as in advanced packaging applications driven by 5G demand for smaller geometry, better power management and next generation printed circuit boards.

The increase in the precision manufacturing market of $21.1 million, or 24%, was due to increased sales in materials processing components and automotive applications, partially offset by lower shipments for machine tools applications, and was partially due to the negative impact of COVID-19 in the second quarter of fiscal 2020. An index which often correlates to materials processing sales is the Purchasing Managers Index (PMI). PMI is a measure of the prevailing economic trends in manufacturing. The manufacturing PMI for the U.S., Germany and Japan has continued to rise over our last few fiscal quarters, with the U.S. and Germany posting all-time highs in March 2021. The rising PMIs are slightly tempered with supply chain pressures from extended lead time and rapidly rising materials prices. We saw automotive production return to pre-COVID-19 levels and expect increased demand in the third quarter of fiscal 2021 and beyond. We see medical device manufacturing beginning to recover in the U.S. and China, with continued weakness in Europe due to increased COVID-19 cases. The timing for our recovery in some portions of this market remains uncertain.

The increase in the instrumentation market of $14.9 million, or 20%, was due primarily to higher shipments for scientific applications, as scientific applications shipments were negatively impacted by COVID-19 in the second quarter of fiscal 2020 due to closures of universities as a result of COVID-19 shelter-in-place orders, as well as higher shipments for biomedical instrumentation and medical applications. We supply lasers and optical systems for biomedical instrumentation applications and our lasers have been used in diagnostic instruments in applications including gene sequencing, biomarker identification and vaccine development. We expect demand in the scientific and government program applications to continue to fluctuate from quarter to quarter.

Sales in the aerospace and defense market decreased $1.7 million, or 14%, primarily due to lower optics shipments in defense and aerospace applications. We anticipate the defense market, especially amplifiers for directed energy and specialty optics for aerospace, to be a multi-year growth opportunity for us.

Year-to-date

Net sales for the first six months of fiscal 2021 increased by $86.1 million, or 14%, compared to the first six months of fiscal 2020, with increases in the microelectronics, precision manufacturing and instrumentation markets partially offset by decreases in the aerospace and defense market. The increase included higher net sales due to the negative impact in the second quarter of fiscal 2020 of approximately $31.0 million from COVID-19 shelter-in place orders and/or delays in restarting non-essential manufacturing activity at many of our customers, primarily in the precision manufacturing, instrumentation and aerospace and defense markets.

The increase in the microelectronics market of $64.8 million, or 26%, was primarily due to increased shipments for flat panel display (higher shipments related to ELA tools used in the flat panel display market and higher revenues from consumable service parts), advanced packaging and semiconductor applications, and partially due to the negative impact of COVID-19 in the second quarter of fiscal 2020.

Sales in the precision manufacturing market increased $14.2 million, or 8%, primarily due to increased sales in materials processing components and automotive applications, partially offset by lower shipments for machine tools applications. The decrease was partially due to the negative impact of COVID-19 in the second quarter of fiscal 2020.

The increase in the instrumentation market of $13.0 million, or 8%, was due primarily to higher shipments for scientific applications, as scientific applications shipments were negatively impacted by COVID-19 in the second quarter of fiscal 2020 due to closures of universities as a result of COVID-19 shelter-in-place orders, as well as higher shipments for medical and biomedical instrumentation applications.

Sales in the aerospace and defense market decreased $5.8 million, or 22%, due to lower optics shipments in defense and aerospace applications.

Segments

We are organized into two reportable operating segments: OLS and ILS. While both segments deliver cost-effective, highly reliable photonics solutions, OLS is focused on high performance laser sources and complex optical sub-systems, typically used in microelectronics manufacturing, medical diagnostics and therapeutic applications, as well as in scientific research. ILS delivers high performance laser sources, sub-systems and tools primarily used for industrial laser materials processing, serving important end markets like automotive, machine tool, consumer goods and medical device manufacturing as well as applications in aerospace and defense.

The following tables set forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by segment (dollars in thousands):

	Three Months Ended
	April 3, 2021		April 4, 2020
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
OEM Laser Sources (OLS)	$223,248	59.7%	$173,722	59.3%
Industrial Lasers & Systems (ILS)	150,734	40.3%	119,425	40.7%
Total	$373,982	100.0%	$293,147	100.0%

	Six Months Ended
	April 3, 2021		April 4, 2020
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
OEM Laser Sources (OLS)	$434,410	62.1%	$374,670	61.0%
Industrial Lasers & Systems (ILS)	265,625	37.9%	239,248	39.0%
Total	$700,035	100.0%	$613,918	100.0%

Quarterly

Net sales for the second quarter of fiscal 2021 increased by $80.8 million, or 28%, compared to the second quarter of fiscal 2020, with increases of $49.5 million, or 29%, in our OLS segment and $31.3 million, or 26%, in our ILS segment.

The increase in our OLS segment sales, including higher sales due to the negative impact of COVID-19 in the second quarter of fiscal 2020 of approximately $25.0 million, was primarily due to higher demand for flat panel display applications, with higher revenues from consumable service parts and higher shipments of ELA tools. In addition, sales increased due to higher shipments for applications in the precision manufacturing market, scientific applications in the instrumentation market and semiconductor applications in the microelectronics market. The increased sales were partially offset by lower shipments for applications in the aerospace and defense market. The increase in our ILS segment sales, including higher sales due to the negative impact of COVID-19 in the second quarter of fiscal of approximately $6.0 million, was primarily due to higher sales to the precision manufacturing market, primarily for materials processing components and automotive applications, higher sales for advanced packaging and semiconductor applications within the microelectronics market and higher sales for medical and biomedical instrumentation applications in the instrumentation market.

Year-to-date

Net sales for the first six months of fiscal 2021 increased by $86.1 million, or 14%, compared to the first six months of fiscal 2020, with increases of $59.7 million, or 16%, in our OLS segment and $26.4 million, or 11%, in our ILS segment.

The increase in sales in our OLS segment, including higher sales due to the negative impact of COVID-19 in the second quarter of fiscal 2020 of approximately $25.0 million, was primarily due to higher demand for flat panel display applications, with higher shipments of ELA tools partially and higher revenues from consumable service parts, as well as higher shipments for scientific applications in the instrumentation market, applications in the precision manufacturing market and semiconductor applications in the microelectronics market. The increased sales were partially offset by lower shipments for applications in the aerospace and defense market. The increase in our ILS segment sales, including higher sales due to the negative impact of COVID-19 in the second quarter of fiscal of approximately $6.0 million, was primarily due to higher sales for advanced packaging applications within the microelectronics market, higher sales to the precision manufacturing market, primarily for automotive applications, and higher sales to the instrumentation market.

GROSS PROFIT

Consolidated

Our gross profit percentage increased by 5.6% to 37.7% in the second quarter of fiscal 2021 from 32.1% in the second quarter of fiscal 2020 and increased by 4.2% to 37.3% in the first six months of fiscal 2021 from 33.1% in the first six months of fiscal 2020.

The 5.6% increase in gross profit percentage during the second quarter of fiscal 2021 included 3.1% lower amortization of intangibles primarily due to the impairment of ILS intangibles in the second quarter of fiscal 2020 and a 0.3% unfavorable impact of higher restructuring costs, primarily related to severance costs, the write-off of inventories and accelerated depreciation in the second quarter of fiscal 2021 due to our planned closure of certain manufacturing sites. Excluding the 2.8% favorable net impact of lower intangibles amortization and higher restructuring costs, gross profit percentage increased 2.8% compared to the second quarter of fiscal 2020 primarily due to lower other costs (3.0%) and lower warranty costs (1.2%) partially offset by unfavorable product margins (1.3%) and higher stock-based compensation (0.1%) as a percentage of sales.
Other costs, excluding restructuring provisions, were lower primarily due to lower inventory provisions for excess and obsolete inventory in certain OLS and ILS business units. The lower warranty and installation costs as a percentage of sales were due to fewer warranty events, particularly for our HPFL products sold in China, as well as for fiber components in ILS and decreased warranty events in the microelectronics and instrumentation markets within OLS. Unfavorable product margins in OLS resulted from unfavorable mix and average selling prices and the unfavorable impact of the stronger Euro, partially offset by favorable mix and pricing for fiber components products in ILS. In both segments, the unfavorable impact of lower capitalized variances resulting from higher sales volumes were partially offset by the favorable absorption of manufacturing costs.

The 4.2% increase in gross profit percentage during the first six months of fiscal 2021 included 2.9% lower amortization of intangibles primarily due to the impairment of ILS intangibles in the second quarter of fiscal 2020 and a 0.8% unfavorable impact of higher restructuring costs, primarily related to the write-off of inventories, severance costs and accelerated depreciation in the first six months of fiscal 2021 due to our planned closure of certain manufacturing sites. Excluding the 2.1% favorable net impact of lower intangibles amortization and higher restructuring costs, gross profit percentage increased 2.1% compared to the first six months of fiscal 2020 primarily due to lower other costs (1.8%) and lower warranty costs (1.2%) partially offset by unfavorable product margins (0.8%) and higher stock-based compensation (0.1%) as a percentage of sales.
Other costs, excluding restructuring provisions, were lower primarily due to lower inventory provisions for excess and obsolete inventory in certain OLS and ILS business units. The lower warranty and installation costs as a percentage of sales were due to fewer warranty events, particularly for our HPFL products sold in China, as well as for fiber components in ILS and decreased warranty events in the instrumentation and microelectronics markets within OLS. Unfavorable product margins in OLS resulted from unfavorable mix and average selling prices and the unfavorable impact of the stronger Euro, partially offset by favorable mix and pricing for fiber components products in ILS. In both segments, the unfavorable impact of lower capitalized variances resulting from higher sales volumes were partially offset by the favorable absorption of manufacturing costs.

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

OEM Laser Sources

The gross profit percentage in our OLS segment decreased by 0.4% to 45.2% in the second quarter of fiscal 2021 from 45.6% in the second quarter of fiscal 2020. The gross profit percentage in our OLS segment decreased by 1.1% to 45.2% in the first six months of fiscal 2021 from 46.3% in the first six months of fiscal 2020.

The 0.4% decrease in gross profit percentage during the second quarter of fiscal 2021 was primarily due to unfavorable product margins (3.2%) (both mix of product and service revenues and average selling prices) and the unfavorable impact of the stronger Euro as well as the unfavorable impact of lower capitalized variances resulting from higher sales volumes partially offset by the favorable absorption of manufacturing costs. The unfavorable product costs were partially offset by lower other costs (2.4%) primarily due to lower inventory provisions for excess and obsolete inventory in certain business units and lower warranty costs (0.4%) as a percentage of sales due to decreased warranty events in the microelectronics and instrumentation markets.

The 1.1% decrease in gross profit percentage during the first six months of fiscal 2021 was primarily due to unfavorable product margins (3.4%) (both mix of product and service revenues and average selling prices) and the unfavorable impact of the stronger Euro as well as the unfavorable impact of lower capitalized variances resulting from higher sales volumes offset by the favorable absorption of manufacturing costs. The unfavorable product costs were partially offset by lower other costs (1.7%) primarily due to lower inventory provisions for excess and obsolete inventory in certain business units and lower warranty costs (0.6%) as a percentage of sales due to decreased warranty events in the instrumentation and microelectronics markets.

Industrial Lasers & Systems

The gross profit percentage in our ILS segment increased by 14.2% to 27.7% in the second quarter of fiscal 2021 from 13.5% in the second quarter of fiscal 2020. The gross profit percentage in our ILS segment increased by 12.1% to 25.6% in the first six months of fiscal 2021 from 13.5% in the first six months of fiscal 2020.

The 14.2% increase in gross profit percentage during the second quarter of fiscal 2021 included 7.6% lower amortization of intangibles due to the impairment of ILS intangibles in the second quarter of fiscal 2020 and a 1.0% unfavorable impact of higher restructuring costs, primarily related to severance costs, the write-off of inventories and accelerated depreciation in the second quarter of fiscal 2021 due to our planned closure of certain manufacturing sites. Excluding the net 6.6% favorable impact of lower intangibles amortization and higher restructuring costs, gross profit percentage increased 7.6% compared to the second quarter of fiscal 2020 primarily due to lower other costs (3.9%) due to lower provisions for excess and obsolete inventory, lower warranty and installation costs (2.6%) as a percentage of sales due to fewer warranty events, particularly for our HPFL products sold in China, and for fiber components products and favorable product costs (1.1%). Product costs, net of restructuring costs, were favorable primarily due to favorable mix and pricing for fiber components products and the favorable absorption of manufacturing costs including the impact of restructuring plans initiated in prior periods, partially offset by the unfavorable impact of lower capitalized variances resulting from higher sales volumes.

The 12.1% increase in gross profit percentage during the first six months of fiscal 2021 included 7.5% lower amortization of intangibles due to the impairment of ILS intangibles in the second quarter of fiscal 2020 and a 2.3% unfavorable impact of higher restructuring costs, primarily related to the write-off of inventories, severance costs and accelerated depreciation in the first and second quarters of fiscal 2021 due to our planned closure of certain manufacturing sites. Excluding the net 5.2% favorable impact of lower intangibles amortization and higher restructuring costs, gross profit percentage increased 6.9% compared to the first six months of fiscal 2020 primarily due to favorable product costs (2.9%), lower warranty and installation costs (2.1%) as a percentage of sales due to fewer warranty events, particularly for our HPFL products sold in China, and for fiber components products and lower other costs (1.9%) due to lower provisions for excess and obsolete inventory. Product costs, net of restructuring costs, were favorable primarily due to the favorable absorption of manufacturing costs including the impact of restructuring plans initiated in prior periods and favorable mix and pricing for fiber components products partially offset by the unfavorable impact of lower capitalized variances resulting from higher sales volumes.

OPERATING EXPENSES:

	Three Months Ended
	April 3, 2021		April 4, 2020
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$32,007	8.6%	$29,794	10.2%
Selling, general and administrative	72,662	19.4%	61,307	20.9%
Merger and acquisition costs	231,996	62.0%	—	—%
Goodwill and other impairment charges	—	—%	451,025	153.9%
Amortization of intangible assets	596	0.2%	1,296	0.4%
Total operating expenses	$337,261	90.2%	$543,422	185.4%

	Six Months Ended
	April 3, 2021		April 4, 2020
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$60,228	8.6%	$58,474	9.5%
Selling, general and administrative	146,890	21.0%	129,858	21.2%
Merger and acquisition costs	231,996	33.1%	—	—%
Goodwill and other impairment charges	—	—%	451,025	73.5%
Amortization of intangible assets	1,193	0.2%	2,728	0.4%
Total operating expenses	$440,307	62.9%	$642,085	104.6%

Research and development

Quarterly

Research and development ("R&D") expenses increased $2.2 million, or 7%, during the second quarter of fiscal 2021 compared to the same quarter one year ago. The increase was primarily due to $2.2 million higher employee-related spending as well as $0.5 million higher charges for increases in deferred compensation plan liabilities and $0.1 million higher stock-based compensation expense. Partially offsetting the increases was $0.6 million lower spending on materials net of the impact of lower customer reimbursements. The higher employee-related spending was due to higher variable compensation, the unfavorable impact of foreign exchange rates and higher severance costs partially offset by the impact of an extra week in the second quarter of fiscal 2020 and the impact of headcount reductions.

On a segment basis as compared to the prior year period, OLS R&D spending increased $1.2 million with higher employee-related spending and the unfavorable impact of foreign exchange rates partially offset by lower spending on materials. ILS R&D spending increased $0.4 million primarily due to higher employee-related spending and the unfavorable impact of foreign exchange rates partially offset by lower spending on materials. Corporate and other R&D spending increased $0.6 million primarily due to higher charges for increases in deferred compensation plan liabilities and higher stock-based compensation expense.

Year-to-date

R&D expenses increased $1.8 million, or 3%, during the first six months of fiscal 2021 compared to the same period one year ago. The increase was primarily due to $1.6 million higher employee-related spending as well as $0.7 million higher stock-based compensation expense due to increased grants to employees and $0.6 million higher charges for increases in deferred compensation plan liabilities. Partially offsetting the increases was $1.1 million lower spending on materials net of the impact of lower customer reimbursements. The higher employee-related spending was due to higher variable compensation, the unfavorable impact of foreign exchange rates and higher severance costs partially offset by the impact of an extra week in the second quarter of fiscal 2020 and the impact of headcount reductions.

On a segment basis as compared to the prior year period, OLS R&D spending increased $1.1 million with higher employee-related spending and the unfavorable impact of foreign exchange rates partially offset by lower spending on materials. ILS R&D spending decreased $0.6 million primarily due to lower spending on materials partially offset by higher employee-related spending and the unfavorable impact of foreign exchange rates. Corporate and other R&D spending increased $1.3 million primarily due to higher stock-based compensation expense and higher charges for increases in deferred compensation plan liabilities.

Selling, general and administrative

Quarterly

Selling, general and administrative ("SG&A") expenses increased $11.4 million, or 19%, during the second quarter of fiscal 2021 compared to the same quarter one year ago. The increase was primarily due to $12.0 million higher employee-related spending and $3.0 million higher charges for increases in deferred compensation plan liabilities partially offset by $2.7 million lower other variable spending and $0.9 million lower stock-based compensation expense. The $12.0 million higher employee-related spending was primarily due to higher variable compensation, the unfavorable impact of foreign exchange rates and higher severance and restructuring costs partially offset by the impact of an extra week in the second quarter of fiscal 2020 and the impact of lower headcount. The $2.7 million lower variable spending included lower travel and other discretionary spending due to COVID-19 and lower depreciation expense due to the impairment of ILS long-lived assets in the second quarter of fiscal 2020 partially offset by the unfavorable impact of foreign exchange rates and higher consulting on special projects.

On a segment basis as compared to the prior year period, OLS SG&A expenses increased $4.5 million primarily due to higher employee-related spending and the unfavorable impact of foreign exchange rates partially offset by lower variable spending on travel and other discretionary spending. ILS SG&A spending increased $2.3 million primarily due to higher employee-related spending and the unfavorable impact of foreign exchange rates partially offset by lower variable spending on travel and other discretionary spending. Corporate and other SG&A spending increased $4.6 million primarily due to higher charges for increases in deferred compensation plan liabilities, higher employee-related spending (including higher variable compensation) and higher consulting fees partially offset by lower stock-based compensation expense.

Year-to-date

SG&A expenses increased $17.0 million, or 13%, during the first six months of fiscal 2021 compared to the same period one year ago. The increase was primarily due to $15.3 million higher employee-related spending, $3.0 million higher charges for increases in deferred compensation plan liabilities and $1.7 million higher stock-based compensation expense partially offset by $3.0 million lower other variable spending. The $15.3 million higher employee-related spending was primarily due to higher variable compensation, the unfavorable impact of foreign exchange rates and higher severance and restructuring costs partially offset by the impact of an extra week in the second quarter of fiscal 2020 and the impact of lower headcount. The $1.7 million higher stock-based compensation expense is primarily due to increased equity grants to our employees, including our executives. The $3.0 million lower variable spending included lower travel and other discretionary spending due to COVID-19 and lower depreciation expense due to the impairment of ILS long-lived assets in the second quarter of fiscal 2020 offset by higher consulting on special projects, the impact of a benefit in first quarter of fiscal 2020 of $1.4 million due to amounts received from a legal settlement on a resolved asset recovery matter and the unfavorable impact of foreign exchange rates.

On a segment basis as compared to the prior year period, OLS SG&A expenses increased $4.3 million primarily due to higher employee-related spending and the unfavorable impact of foreign exchange rates partially offset by lower variable spending on travel and other discretionary spending. ILS SG&A spending increased $2.0 million primarily due to higher employee-related spending including the favorable impact of lower headcount, the prior year settlement on the resolved asset recovery matter and unfavorable impact of foreign exchange rates partially offset by lower variable spending on travel and depreciation. Corporate and other SG&A spending increased $10.7 million primarily due to higher employee-related spending (including higher variable compensation), higher charges for increases in deferred compensation plan liabilities, higher stock-based compensation expenses and higher consulting fees.

Merger and acquisition costs
In the second quarter of fiscal 2021, we recorded $232.0 million in merger and acquisition costs, including $217.6 million paid to Lumentum as a termination fee, as well as costs for investment banking, legal and other consultants related to our merger agreements with Lumentum, II-VI and other acquisition-related costs.
Goodwill and other impairment charges
In the second quarter of fiscal 2020, we recorded non-cash pre-tax goodwill impairment charges of $327.2 million related to our ILS segment to operating expense in our results of operations. In addition, we recorded non-cash pre-tax charges related to the impairment of intangible assets, property, plant and equipment and ROU assets of the ILS reporting unit of $33.9 million, $85.6 million and $1.8 million, respectively. For further discussion, see Note 8, "Goodwill and Intangible Assets" to our audited consolidated financial statements and notes thereto for the year ended October 3, 2020 included in our Annual Report on Form 10-K.
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
Amortization of intangible assets

Amortization of intangible assets decreased $0.7 million and $1.5 million, respectively, in the three and six months ended April 3, 2021 compared to the same periods last year. The decreases were primarily due to the impairment of ILS intangibles in the second quarter of fiscal 2020 and the completion of the amortization of certain intangibles from acquisitions partially offset by the unfavorable impact of foreign exchange rates.

OTHER INCOME (EXPENSE) — NET

Other income (expense), net, decreased by $3.1 million to an expense of $2.5 million in the second quarter of fiscal 2021 from an expense of $5.7 million in the second quarter of fiscal 2020. Other income (expense), net, decreased by $3.9 million to an expense of $4.8 million in the first six months of fiscal 2021 from an expense of $8.7 million in the first six months of fiscal 2020.

The second fiscal quarter decrease in net other expense was primarily due to $4.0 million higher gains (lower losses), net of expenses, on our deferred compensation plan assets partially offset by a $0.7 million higher charge from non-service pension expense.

The decrease for the first six months of fiscal 2021 in net other expense was primarily due to $4.0 million higher gains (lower losses), net of expenses, on our deferred compensation plan assets.

INCOME TAXES

Our effective tax rates on loss before income taxes for the three and six months ended April 3, 2021 of 20.4% and 14.1%, respectively, were lower than the U.S. federal tax rate of 21.0% primarily due to the benefit of federal research and development tax credits and our Singapore tax exemption, partially offset by the establishment of valuation allowances for certain foreign deferred tax assets, the impact of income subject to foreign tax rates that are higher than the U.S. tax rates, the deferred taxes on foreign earnings not considered permanently reinvested, stock-based compensation not deductible for tax purposes and limitations on the deductibility of compensation under Internal Revenue Code Section 162(m).

Coherent’s results reflect the payment of a termination fee to Lumentum of $217.6 million in the second quarter of fiscal 2021. This amount was treated as deductible for both book and tax purposes in accordance with our accounting policy and was included as a discrete item in our second quarter of fiscal 2021 tax provision calculation.

Our effective tax rate on loss before income taxes for the three and six months ended April 4, 2020 were 7.9% and 7.7%, respectively. Our effective tax rates for the three and six months ended April 4, 2020 were unfavorably impacted primarily due to the impairment of goodwill that is not deductible for tax purposes and the establishment of valuation allowances for certain deferred tax assets. These unfavorable impacts were partially offset by the release of unrecognized tax benefits net of settlements and competent authority offsets, the geographic distribution of the impairments of certain long-lived assets that are deductible for tax purposes and the reduction in foreign earnings subject to foreign tax rates that are higher than the U.S. tax rates.

LIQUIDITY AND CAPITAL RESOURCES

At April 3, 2021, we had assets classified as cash and cash equivalents and short-term investments, in an aggregate amount of $368.2 million, compared to $475.6 million at October 3, 2020. In addition, at April 3, 2021, we had $6.0 million of restricted cash. At April 3, 2021, approximately $291.7 million of our cash and securities was held in certain of our foreign subsidiaries and branches, $273.8 million of which was denominated in currencies other than the U.S. Dollar. Our foreign subsidiaries loaned approximately $124.3 million of funds to Coherent, Inc. to pay a termination fee of $217.6 million to Lumentum in March 2021. Our current business plans do not demonstrate a need for additional foreign funds to support our domestic operations and it is our intention to repay our borrowings to our foreign subsidiaries. If, however, a portion of our foreign funds are needed for and distributed to our operations in the United States via a dividend, we may be subject to additional foreign withholding taxes and certain state taxes. The amount of the U.S. and foreign taxes due would depend on the amount and manner of repatriation, as well as the location from where the funds are repatriated. We historically asserted our intention to indefinitely reinvest foreign earnings. As a result of the enactment of the U.S. Tax Cuts and Jobs Act ("Tax Act") and certain income tax treaty updates, we no longer consider foreign earnings to be indefinitely reinvested in our foreign subsidiaries. We actively monitor the third-party depository institutions that hold these assets, primarily focusing on the safety of principal and secondarily maximizing yield on these assets. We diversify our cash and cash equivalents and investments among various financial institutions, money market funds, sovereign debt and other securities in order to reduce our exposure should any one of these financial institutions or financial instruments fail or encounter difficulties. To date, we have not experienced any material loss or lack of access to our invested cash, cash equivalents or short-term investments. However, we can provide no assurances that access to our invested cash, cash equivalents or short-term investments will not be impacted by adverse conditions in the financial markets. To date, we have had sufficient liquidity to manage the financial impact of COVID-19. However, we can provide no assurance that this will continue to be the case if the impact of COVID-19 is prolonged or if there is an extended impact on us or the economy in general. Further, COVID-19 has caused significant uncertainty and volatility in the credit markets. If our liquidity or access to capital becomes significantly constrained, or if costs of capital increase significantly due to the impact of COVID-19 as result of a volatility in the capital markets, a reduction in our creditworthiness or other factors, then our financial condition, results of operations and cash flows could be materially adversely affected.

See "Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk" below for more information about risks and trends related to foreign currencies.

Sources and Uses of Cash

Historically, our primary source of cash has been provided by operations. Other sources of cash in the past few fiscal years include proceeds from our Euro Term Loan used to finance our acquisition of Rofin, proceeds received from the sale of our stock through our employee stock purchase plan as well as borrowings under our Revolving Credit Facility. Our historical uses of cash have primarily been for acquisitions of businesses and technologies, the repurchase of our common stock, merger and acquisition costs and debt issuance costs. Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our condensed consolidated statements of cash flows and the notes to condensed consolidated financial statements:

	Six Months Ended
	April 3, 2021	April 4, 2020
	(in thousands)
Net cash provided by (used in) operating activities	$(68,319)	$105,772
Issuance of shares under employee stock plans	5,896	6,821
Net settlement of restricted common stock	(9,251)	(13,299)
Borrowings (repayments), net	(5,160)	(4,757)
Purchases of property and equipment	(37,045)	(35,399)

Net cash provided by (used in) operating activities decreased by $174.1 million for the first six months of fiscal 2021 compared to the same period one year ago. The decrease in cash provided by (used in) operating activities was primarily due to lower net income including non-cash adjustments and lower cash flows from accounts receivable and deferred taxes, partially offset by higher cash flows from inventories, other accruals and accounts payable. In order to support our liquidity during the pandemic, we are proactively taking measures to increase available cash on hand, including, but not limited to, reducing discretionary spending for operating and capital expenses. To further support our liquidity, we elected to defer the payment of our employer portion of social security taxes beginning in April 2020 and through the end of the calendar year, which we expect to pay in equal installments in the first quarters of fiscal 2022 and 2023, as provided for under the Coronavirus Aid, Relief, and Economic Security Act ("the CARES Act"). We believe that our existing cash, cash equivalents and short term investments combined with cash to be provided by operating activities and amounts available under our Revolving Credit Facility will be adequate to cover our working capital needs and planned capital expenditures for at least the next 12 months to the extent such items are known or are reasonably determinable based on current business and market conditions, including consideration of the impact of COVID-19. However, we may elect to finance certain of our capital expenditure requirements through other sources of capital. We continue to follow our strategy to further strengthen our financial position by using available cash flow to fund operations.

We intend to continue to consider acquisition opportunities at valuations we believe are reasonable based upon market conditions. However, we cannot accurately predict the timing, size and success of our acquisition efforts or our associated potential capital commitments. Furthermore, we cannot assure you that we will be able to acquire businesses on terms acceptable to us. We expect to fund future acquisitions, if any, through existing cash balances and cash flows from operations and additional borrowings (as in our acquisition of Rofin). If required, we will consider the issuance of securities. The extent to which we will be willing or able to use our common stock to make acquisitions will depend on its market value at the time and the willingness of potential sellers to accept it as full or partial payment. On April 19, 2021, we acquired Electro-optics Technology, Inc. for approximately $29.3 million. We do not believe this acquisition will have a material impact on our liquidity or capital resources.

In fiscal 2020, we made debt principal payments of $7.5 million, recorded interest expense on the Euro Term Loan of $12.3 million and recorded $3.3 million amortization of debt issuance costs. In fiscal 2020, we recorded interest expense related to our Revolving Credit Facility of $0.6 million.

In the first six months of fiscal 2021, we made debt principal payments of $4.0 million, recorded interest expense on the Euro Term Loan of $6.5 million and recorded $1.7 million amortization of debt issuance costs. In the first six months of fiscal 2021, we recorded interest expense related to our Revolving Credit Facility of $0.2 million.

On March 25, 2021, we paid a termination fee of $217.6 million to Lumentum.

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

On December 21, 2020, Coherent LaserSystems GmbH & Co. KG entered into a loan agreement with Commerzbank for borrowings of up to 24 million Euros, to be drawn down by October 29, 2021, to finance a portion of the construction of a new facility in Germany. As of April 3, 2021, no amounts have been withdrawn under this loan facility. On April 26, 2021, we drew down 10 million Euros against the loan agreement.

Additional sources of cash available to us, in addition to the amounts available under the Revolving Credit Facility, were international currency lines of credit and bank credit facilities totaling $16.0 million as of April 3, 2021, of which $14.3 million was unused and available. These unsecured international credit facilities were used in Europe during the first six months of fiscal 2021. As of April 3, 2021, we had utilized $1.7 million of the international credit facilities as guarantees in Europe.

Our ratio of current assets to current liabilities decreased to 3.2:1 at April 3, 2021 compared to 4.5:1 at October 3, 2020. The decrease in our ratio was primarily due to lower cash and cash-equivalents, higher other current liabilities and higher accounts payable. Our cash and cash equivalents, short-term investments and working capital are as follows:

	April 3, 2021	October 3, 2020
	(in thousands)
Cash and cash equivalents	$353,049	$440,258
Short-term investments	15,128	35,346
Working capital	752,462	943,606

Contractual Obligations and Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as defined under Regulation S-K of the Securities Act of 1933. Information regarding our contractual obligations is provided in Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended October 3, 2020. There have been no material changes in contractual obligations outside of the ordinary course of business since October 3, 2020. Information regarding our other financial commitments at April 3, 2021 is provided in the Notes to Condensed Consolidated Financial Statements in this report.

Changes in Financial Condition

Cash used in operating activities during the first six months of fiscal 2021 was $68.3 million, which included net loss of $158.1 million and net increases in deferred tax assets of $43.6 million partially offset by cash provided by operating assets and liabilities of $70.5 million (primarily higher accounts payable, lower inventories, higher accrued payroll and higher income taxes payable net of higher accounts receivable), depreciation and amortization of $26.7 million, stock-based compensation expense of $21.3 million, amortization of operating ROU assets of $8.9 million, non-cash restructuring charges of $4.1 million and amortization of debt issuance cost of $1.7 million. Cash provided by operating activities during the first six months of fiscal 2020 was $105.8 million, which included non-cash goodwill and other impairment charges of $451.0 million, depreciation and amortization of $50.2 million, stock-based compensation expense of $16.7 million, cash provided by operating assets and liabilities of $12.0 million (primarily lower accounts receivable and higher accounts payable net of lower income taxes payable, lower inventories, payments made for lease liabilities and higher prepaid assets), amortization of operating ROU assets of $8.1 million, amortization of debt issuance cost of $1.6 million and non-cash restructuring charges of $1.5 million partially offset by a net loss of $413.1 million and net increases in deferred tax assets of $24.6 million. .

Cash used in investing activities during the first six months of fiscal 2021 was $14.9 million, which included $35.1 million, net of proceeds from dispositions, used to acquire property and equipment and purchase and upgrade buildings partially offset by $20.2 million net maturities of available-for-sale securities. Cash used in investing activities during the first six months of fiscal 2020 was $34.5 million, which included $34.5 million, net of proceeds from dispositions, used to acquire property and equipment and purchase and upgrade buildings.

Cash used in financing activities during the first six months of fiscal 2021 was $8.5 million, which included $9.3 million in outflows due to net settlement of restricted stock units and $5.2 million net debt payments partially offset by $5.9 million generated from our employee stock purchase plan. Cash used in financing activities during the first six months of fiscal 2020 was $11.2 million, which included $13.3 million in outflows due to net settlement of restricted stock units and $4.8 million net debt payments partially offset by $6.8 million generated from our employee stock option and purchase plans.

Changes in exchange rates during the first six months of fiscal 2021 resulted in an increase in cash balances of $5.3 million. Changes in exchange rates during the first six months of fiscal 2020 resulted in a decrease in cash balances of $4.4 million.

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

Interest rate sensitivity

A portion of our investment portfolio is composed of fixed income securities. These securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately (whether due to changes in overall market rates or credit worthiness of the issuers of our individual securities) and uniformly by 10% from levels at April 3, 2021, the fair value of the portfolio, based on quoted market prices in active markets involving similar assets, would decline by an immaterial amount due to their short-term maturities. We have the ability to generally hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. If necessary, we may sell short-term investments prior to maturity to meet our liquidity needs.

At April 3, 2021, the fair value of our available-for-sale debt securities was $15.1 million, all of which was classified short-term investments. Gross unrealized gains on available-for-sale debt securities were $0.0 million at April 3, 2021.

We are exposed to market risks related to fluctuations in interest rates related to our Euro Term Loan. As of April 3, 2021, we owed $417.9 million on this loan with an interest rate of 3.0% as of April 3, 2021. We performed a sensitivity analysis on the outstanding portion of our debt obligation as of April 3, 2021. Should the current average interest rate increase or decrease by 10%, the resulting annual increase or decrease to interest expense would be approximately $1.2 million as of April 3, 2021.

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

A hypothetical 10% change in foreign currency rates on our forward contracts would not have a material impact on our results of operations, cash flows or financial position. For example, a 10% change in the Euro as of April 3, 2021 would amount to less than a 0.7% change on our consolidated balance sheet.

At April 3, 2021, approximately $291.7 million of our cash, cash equivalents and short-term investments were held outside the U.S. in certain of our foreign operations, $273.8 million of which was denominated in currencies other than the U.S. dollar.

See Note 7, "Derivative Instruments and Hedging Activities" in Notes to Condensed Consolidated Financial Statements for further discussion of our derivatives and hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of April 3, 2021 ("Evaluation Date"). The controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended April 3, 2021.

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

RISKS RELATED TO OUR PROPOSED ACQUISITION BY II-VI

Our proposed acquisition may be delayed or not occur at all for a variety of reasons, including the possibility that the II-VI Merger Agreement is terminated prior to the consummation of the acquisition, which, under certain conditions, could result in an additional termination fee being payable by us.

On March 25, 2021, we entered into the II-VI Merger Agreement, pursuant to which we agreed to be acquired for $220.00 in cash per Coherent share and 0.91 of a share of II-VI common stock per Coherent share.

Completion of the Merger is subject to customary closing conditions, including (i) the absence of certain legal impediments, (ii) the expiration or termination of the required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) regulatory approvals in other applicable jurisdictions, including China, South Korea and Germany, (iv) the effectiveness of a registration statement on Form S-4 registering the shares of II-VI common stock to be issued in connection with the Merger and (v) approvals by the stockholders of II-VI and Coherent. Many of the conditions to completion of the Merger are not within either our or II-VI’s control, and we cannot predict when or if these conditions will be satisfied (or waived, as applicable). The II-VI Merger Agreement contains customary mutual termination rights for us and II-VI, including if the Merger is not completed by December 25, 2021 (subject to automatic extension first to March 25, 2022, then to June 25, 2022 and finally to September 25, 2022, in each case, to the extent the regulatory closing conditions remain outstanding).

The II-VI Merger Agreement also contains customary termination rights for the benefit of each party, including (i) if the board of directors of the other party changes its recommendation, (ii) if the board of directors of the other party authorizes entry into a definitive agreement relating to a superior proposal, and (iii) if the other party breaches its representations, warranties or covenants under the II-VI Merger Agreement in a way that would result in a failure of the other party’s condition to closing being satisfied (subject to certain procedures and cure periods).

In light of the foregoing, the Merger may not be completed or may not be completed as quickly as expected.

Failure to complete the Merger could adversely affect our business and the market price of our common stock in a number of ways, including:

•the market price of our common stock may decline to the extent that the current market price reflects an assumption that the Merger will be consummated;

•if the II-VI Merger Agreement is terminated under certain circumstances specified in the II-VI Merger Agreement (including termination by us to accept a superior proposal), we may be required to pay II-VI either (a) a termination fee of $108.8 million or (b) $25 million to cover II-VI's costs and expenses in connection with the II-VI Merger Agreement;

•we paid a termination fee of $217.6 million to Lumentum in connection with the termination of the Amended Lumentum Agreement for which we will have received little or no benefit if the Merger is not consummated;

•we have incurred, and will continue to incur, significant expenses for professional services in connection with the Merger for which we will have received little or no benefit if the Merger is not consummated; and

•failure to consummate the Merger may result in negative publicity and/or give a negative impression of us in the investment community or business community generally.

The Merger could divert management’s attention, disrupt our relationships with third parties and employees and result in negative publicity or legal proceedings, any of which could negatively impact our operating results and ongoing business.

We have expended, and continue to expend, significant management time and resources in an effort to complete the Merger, which may have a negative impact on our ongoing business. Uncertainty regarding the outcome of the Merger and our future could disrupt our business relationships with our existing and potential customers, suppliers, vendors, landlords and other business partners, who may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than us. Uncertainty regarding the outcome of the Merger could also adversely affect our ability to recruit and retain key personnel and other employees. The pendency of the Merger may also result in negative publicity and a negative impression of us in the financial markets, and may result in potential litigation against us and our directors and officers. Such litigation may be distracting to management and may require us to incur significant costs. Such litigation could result in the Merger being delayed and/or enjoined by a court of competent jurisdiction, which could prevent the Merger from becoming effective. The occurrence of any of these events individually or in combination could have a material and adverse effect on our business, financial condition and results of operations.

While the II-VI Merger Agreement is in effect, we are subject to certain interim covenants.

While the II-VI Merger Agreement is in effect, we are subject to customary interim operating covenants and must generally operate our business in the ordinary course, subject to certain exceptions. These restrictions could prevent us from pursuing certain business opportunities that may arise prior to the consummation of the Merger. The interim operating covenants require us to obtain II-VI’s consent (such consent not to be unreasonably conditioned, withheld or delayed) prior to taking certain actions, which requirement could significantly impact Coherent’s operating results and ongoing business.

After the Merger, our stockholders will have a significantly lower ownership and voting interest in II-VI than they currently have in Coherent and will exercise less influence over management.

Coherent and II-VI estimate that, as of immediately following completion of the Merger, holders of Coherent common stock immediately prior to the Merger will hold approximately 15% of the combined company (based on fully diluted shares outstanding of the combined company as of April 30, 2021). Consequently, former Coherent stockholders will have less influence over the management and policies of II-VI than they currently have over the management and policies of Coherent.

The rights of our stockholders will change as a result of the Merger.

The rights of Coherent stockholders are governed by Delaware law and by the charter and bylaws of Coherent. As a result of the Merger, Coherent stockholders will become holders of II-VI common stock, and their rights will be governed by Pennsylvania law and the charter and bylaws of II-VI. Coherent stockholders will therefore have different rights once they become holders of common stock of II-VI due to differences in governing law and between the Coherent governing documents and the II-VI governing documents.

After completion of the Merger, II-VI may fail to realize the anticipated benefits and cost savings of the Merger, which could adversely affect the value of II-VI common stock.

The success of the Merger will depend, in part, on II-VI’s ability to realize the anticipated benefits and cost savings from combining the businesses of II-VI and Coherent. The anticipated benefits and cost savings of the Merger may not be realized fully or at all, may take longer to realize than expected or could have other adverse effects that we do not currently foresee. The integration process may, for us and II-VI, result in the loss of key employees, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures and policies. There could be potential unknown liabilities and unforeseen expenses associated with the Merger that were not discovered in the course of performing due diligence.

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

COVID-19 poses the risk that we or our employees, suppliers, distributors, customers and others may be restricted or prevented from conducting business activities for indefinite or intermittent periods of time, including as a result of employee health and safety concerns, shutdowns, shelter-in-place ("SiP") orders, travel restrictions and other actions and restrictions that may be prudent or required by governmental authorities. Even after governmental entities have lifted SiP orders, there is a risk that such orders will be reinstated, making it difficult to predict the long-term financial impact of this virus on the Company. Examples of this have been seen across the globe, including most recently in the actions by several European governments.

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

Please refer to "Coronavirus pandemic (COVID-19)" under "Significant Events" in "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations" for additional discussion of the risks related to the COVID-19 pandemic and its impact on the Company.

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

•commodity pricing;

•interpretation and impact of the U.S. Tax Cuts and Jobs Act and the Coronavirus Aid, Relief, and Economic Security Act and any additional related newly enacted laws;

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

•managing our internal and third-party sales representatives and distributors, including compliance with all applicable laws;

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

In the flat panel display market, it is unclear when the timing will be, or whether it will occur at all, for any further build-out of fabs for the manufacture of OLED screens, and there are a relatively limited number of manufacturers who are the end customers for our annealing products. In the second quarter of fiscal 2021, Advanced Process Systems Corporation, an integrator in the flat panel display market based in South Korea, contributed more than 10% of our revenue. Given macroeconomic conditions, varying consumer demand and technical process limitations at manufacturers, we may see fluctuations in orders, including periods with no or few orders, and our customers may seek to reschedule or cancel orders. For example, in the fourth quarter of fiscal 2018, a customer requested a change of delivery date resulting in a significant order being rescheduled from the first to the second quarter of fiscal 2019. In addition, in the first quarter of fiscal 2019, one customer cancelled three purchase orders which included backlog shippable within 12 months of $38.2 million as well as some additional orders which were unscheduled.

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

For the three and six months ended April 3, 2021, 78% and 78%, respectively, of our net sales were derived from customers outside of the United States. For fiscal 2020, 2019 and 2018, 76%, 76% and 84%, respectively, of our net sales were derived from customers outside of the United States. We anticipate that international sales, particularly in Asia, will continue to account for a significant portion of our net sales in the foreseeable future.

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

•cultural and management differences;

•reliance in some jurisdictions on third-party sales channel partners;

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

We are also subject to the risks of fluctuating foreign currency exchange rates, which could materially adversely affect the sales price of our products in foreign markets, as well as the costs and expenses of our international subsidiaries, particularly if we have a significant amount of manufacturing costs denominated in one currency, e.g., the Euro, compared to the sales of those same products to customers denominated in another currency, e.g., the U.S. Dollar. While we use forward exchange contracts and other risk management techniques to hedge our foreign currency exposure, we remain exposed to the economic risks of foreign currency fluctuations.

We depend on skilled personnel to operate our business effectively in a rapidly changing market, and if we are unable to retain existing or hire additional personnel when needed, or manage transitions among members of our leadership team, our ability to develop and sell our products could be harmed.

Our ability to continue to attract and retain highly skilled personnel will be a critical factor in determining whether we will be successful in the future, including the time preceding the closing of the Merger. Recruiting and retaining highly skilled personnel in certain functions continues to be difficult. At certain locations where we operate, the cost of living is extremely high and it may be difficult to retain key employees and management at a reasonable cost. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs, which could adversely affect our growth and our business.

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

Competition in the various photonics markets in which we provide products is very intense. We compete against a number of large public and private companies, including IPG Photonics Corporation, Lumentum, MKS, Novanta Inc., nLIGHT, Inc., II-VI, Wuhan Raycus Fiber Laser Technologies Co., Ltd, and Trumpf GmbH, as well as other smaller companies. Some of our competitors are large companies that have significant financial, technical, marketing and other resources. These competitors may be able to devote greater resources than we can to the development, promotion, sale and support of their products. Some of our competitors are much better positioned than we are to acquire other companies in order to gain new technologies or products that may displace our product lines. Any of these acquisitions could give our competitors a strategic advantage. Any business combinations or mergers among our competitors, forming larger companies with greater resources, could result in increased competition, price reductions, reduced margins or loss of market share, any of which could materially and adversely affect our business, results of operations and financial condition.

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

Any of the foregoing could adversely affect our ability to maintain relationships with customers, suppliers, employees and other constituencies or our ability to achieve the anticipated benefits of the merger, or could reduce our earnings or otherwise adversely affect our business and financial results. If difficulties arise in the future and we are unable to resolve them in a timely manner, we may experience a shortage of parts and inventory or otherwise be unable to meet demand, which could have a material adverse impact on our results of operations.

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

We have in the past made both large and smaller strategic acquisitions of other corporations and entities, including Electro-Optics Technology in April 2021 and Rofin in November 2016, as well as asset purchases, and we continue to evaluate potential strategic acquisitions of complementary companies, products and technologies. In the event of any future acquisitions, we could:

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

In November 2016, we entered into a credit agreement (the "Credit Agreement"), which provided for a 670.0 million Euro term loan (the "Euro Term Loan"), all of which was drawn, and a $100.0 million revolving credit facility (the "Revolving Credit Facility"), under which a 10 million Euro letter of credit was issued. As of April 3, 2021, 354.9 million Euros were outstanding under the Euro Term Loan. As of April 3, 2021, the Revolving Credit Facility had been used for guarantees of 10.0 million

Euros as well as borrowings of $10.0 million. We may incur additional indebtedness in the future by accessing the Revolving Credit Facility and/or entering into new financing arrangements. Our ability to pay interest and repay the principal of our current indebtedness is dependent upon our ability to manage our business operations and the ongoing interest rate environment. There can be no assurance that we will be able to manage any of these risks successfully.

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

ITEM 6. EXHIBITS

Incorporated by reference herein
Exhibit Numbers	Description	Form	Exhibit No.	Filing Date	File No.

2.1*	Amended and Restated Agreement and Plan of Merger, dated as of March 9, 2021, by and among Coherent, Inc., Lumentum Holdings Inc., Cheetah Acquisition Sub, Inc. and Cheetah Acquisition Sub LLC.	8-K	2.1	March 10, 2021	001-33962

2.2*	Agreement and Plan of Merger, dated as of March 25, 2021, by and among Coherent, Inc., II-VI Incorporated and Watson Merger Sub Inc.	8-K	2.1	March 25, 2021	001-33962

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

Coherent, Inc.
(Registrant)

Date:	May 12, 2021	/s/:	ANDREAS W. MATTES
Andreas W. Mattes
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 12, 2021	/s/:	KEVIN S. PALATNIK
Kevin S. Palatnik
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)