Form 10-Q
period 2021-07-03
COHERENT INC
filed 2021-08-11
CIK 21510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ___________________________________________________
FORM 10-Q
 ___________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 3, 2021
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

 The number of shares outstanding of the registrant's common stock, par value $.01 per share, on August 6, 2021 was 24,535,214.
2

COHERENT, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements included in or incorporated by reference in this quarterly report, other than statements of historical fact, are forward-looking statements. These statements are generally accompanied by words such as "trend," "may," "will, "could," "would," "should," "expect," "plan," "anticipate," "rely," "believe," "estimate," "predict," "intend," "potential," "continue," "outlook," "forecast" or the negative of such terms, or other comparable terminology, including, without limitation, statements made under "Our Strategy" and in "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Actual results of Coherent, Inc. (referred to herein as the "Company," "we," "our," "us" or "Coherent") may differ significantly from those anticipated in these forward-looking statements as a result of various factors, including those discussed in the sections captioned "Our Strategy," "Risk Factors" and "Key Performance Indicators," as well as any other cautionary language in this quarterly report. All forward-looking statements included in the document are based on information available to us on the date hereof. We undertake no obligation to update these forward-looking statements as a result of events or circumstances or to reflect the occurrence of unanticipated events or non-occurrence of anticipated events, except to the extent required by law.

RISK FACTORS SUMMARY

You should carefully consider the information set forth under the heading "Risk Factors" in Part II, Item 1A before deciding whether to invest in our securities. Below is a summary of the principal risks associated with an investment in our securities.
•We face risks related to our proposed acquisition by II-VI Incorporated, including our requirement to comply with certain restrictions on our operations until closing, the possibility that the merger agreement with II-VI will be terminated or expire prior to the completion of the merger, diversion of management's attention, potential business uncertainty, including disruption of our relationships with third parties and employees, restrictions on our business activities and litigation related to the merger.
•Our business, financial condition and results of operations may be materially adversely affected by the novel coronavirus ("COVID-19") pandemic and the related private and public sector responses to the pandemic.
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

•We may not be able to integrate the business of current or future acquisitions successfully with our own, realize the anticipated benefits of such acquisitions or manage our expanded operations, any of which would adversely affect our results of operations.
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
•As seen in recent actions of the governments of the United States and China, governmental regulations, including tariffs and duties, affecting the import or export of products could negatively affect our business, financial condition and results of operations.
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
•Our bylaws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders' ability to utilize a different judicial forum for disputes with us or our directors, officers or employees.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	July 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Net sales	$395,759	$298,330	$1,095,794	$912,248
Cost of sales	239,776	203,053	678,790	613,607
Gross profit	155,983	95,277	417,004	298,641
Operating expenses:
Research and development	31,982	28,283	92,210	86,757
Selling, general and administrative	78,219	67,525	225,109	197,383
Merger and acquisition costs	2,578	—	234,574	—
Goodwill and other impairment charges	—	—	—	451,025
Amortization of intangible assets	1,100	643	2,293	3,371
Total operating expenses	113,879	96,451	554,186	738,536
Income (loss) from operations	42,104	(1,174)	(137,182)	(439,895)
Other income (expense):
Interest income	90	269	361	906
Interest expense	(4,552)	(4,046)	(13,541)	(12,563)
Other—net	1,185	(505)	5,088	(1,322)
Total other expense, net	(3,277)	(4,282)	(8,092)	(12,979)
Income (loss) before income taxes	38,827	(5,456)	(145,274)	(452,874)
Provision for (benefit from) income taxes	8,565	3,252	(17,465)	(31,046)
Net income (loss)	$30,262	$(8,708)	$(127,809)	$(421,828)

Net income (loss) per share:
Basic	$1.24	$(0.36)	$(5.25)	$(17.52)
Diluted	$1.22	$(0.36)	$(5.25)	$(17.52)

Shares used in computation:
Basic	24,435	24,159	24,362	24,075
Diluted	24,842	24,159	24,362	24,075

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in thousands)

	Three Months Ended		Nine Months Ended
	July 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Net income (loss)	$30,262	$(8,708)	$(127,809)	$(421,828)
Other comprehensive income (loss): (1)
Translation adjustment, net of taxes (2)	(1,853)	8,183	6,823	(1,916)
Changes in unrealized gains on available-for-sale securities, net of taxes (3)	(3)	—	(1)	—
Defined benefit pension plans, net of taxes (4)	192	(920)	97	690
Other comprehensive income (loss), net of tax	(1,664)	7,263	6,919	(1,226)
Comprehensive income (loss)	$28,598	$(1,445)	$(120,890)	$(423,054)

(1)    Reclassification adjustments were not significant during the three and nine months ended July 3, 2021 and July 4, 2020.

(2)     Tax expenses of $404 and $1,260 were provided on translation adjustments during the three and nine months ended July 3, 2021, respectively. Tax expenses of $2,268 and $1,459 were provided on translation adjustments during the three and nine months ended July 4, 2020, respectively.

(3)    Tax benefits of $1 and $0 were provided on changes in unrealized gains on available-for-sale securities during the three and nine months ended July 3, 2021, respectively. Tax expenses (benefits) were not provided on changes in unrealized gains on available-for-sale securities during the three and nine months ended July 4, 2020.

(4)     Tax expenses of $144 and $176 were provided on changes in defined benefit pension plans for the three and nine months ended July 3, 2021, respectively. Tax expenses (benefits) of $(445) and $230 were provided on changes in defined benefit pension plans for the three and nine months ended July 4, 2020, respectively.

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except par value)

	July 3, 2021	October 3, 2020
ASSETS
Current assets:
Cash and cash equivalents	$394,098	$440,258
Restricted cash	1,559	765
Short-term investments	15,129	35,346
Accounts receivable—net of allowances of $6,715 and $7,630, respectively	256,197	220,289
Inventories	400,547	426,756
Prepaid expenses and other assets	87,744	88,250
Total current assets	1,155,274	1,211,664
Property and equipment, net	295,481	245,678
Goodwill	106,654	101,317
Intangible assets, net	17,496	21,765
Non-current restricted cash	14,587	4,497
Other assets	272,695	242,575
Total assets	$1,862,187	$1,827,496

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings and current-portion of long-term obligations	$17,730	$16,817
Accounts payable	108,831	60,225
Income taxes payable	12,784	6,861
Other current liabilities	231,922	184,155
Total current liabilities	371,267	268,058
Long-term obligations	437,269	411,140
Other long-term liabilities	214,195	221,074
Commitments and contingencies (Note 13)
Stockholders' equity:
Common stock, Authorized—500,000 shares, par value $0.01 per share:
Outstanding— 24,535 shares and 24,257 shares, respectively	244	241
Additional paid-in capital	113,394	80,275
Accumulated other comprehensive loss	(18,748)	(25,667)
Retained earnings	744,566	872,375
Total stockholders' equity	839,456	927,224
Total liabilities and stockholders' equity	$1,862,187	$1,827,496

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited; in thousands)

	Common Stock Shares	Common Stock Par Value	Add. Paid-in Capital	Accum. Other Comp. Income (Loss)	Retained Earnings	Total
Balances, September 28, 2019	23,982	$238	$34,320	$(36,336)	$1,286,514	$1,284,736
Common stock issued under stock plans, net of shares withheld for employee taxes	171	2	(7,430)	—	—	(7,428)
Stock-based compensation	—	—	7,574	—	—	7,574
Net income	—	—	—	—	5,793	5,793
Other comprehensive income, net of tax	—	—	—	15,300	—	15,300
Balances, December 28, 2019	24,153	$240	$34,464	$(21,036)	$1,292,307	$1,305,975
Common stock issued under stock plans, net of shares withheld for employee taxes	39	—	950	—	—	950
Stock-based compensation	—	—	9,207	—	—	9,207
Net loss	—	—	—	—	(418,913)	(418,913)
Other comprehensive loss, net of tax	—	—	—	(23,789)	—	(23,789)
Balances, April 4, 2020	24,192	$240	$44,621	$(44,825)	$873,394	$873,430
Common stock issued under stock plans, net of shares withheld for employee taxes	64	1	6,319	—	—	6,320
Stock-based compensation	—	—	15,201	—	—	15,201
Net loss	—	—	—	—	(8,708)	(8,708)
Other comprehensive income, net of tax	—	—	—	7,263	—	7,263
Balances, July 4, 2020	24,256	$241	$66,141	$(37,562)	$864,686	$893,506

	Common Stock Shares	Common Stock Par Value	Add. Paid-in Capital	Accum. Other Comp. Income (Loss)	Retained Earnings	Total
Balances, October 3, 2020	24,257	$241	$80,275	$(25,667)	$872,375	$927,224
Common stock issued under stock plans, net of shares withheld for employee taxes	190	2	(3,009)	—	—	(3,007)
Stock-based compensation	—	—	11,798	—	—	11,798
Net income	—	—	—	—	144	144
Other comprehensive income, net of tax	—	—	—	15,719	—	15,719
Balances, January 2, 2021	24,447	$243	$89,064	$(9,948)	$872,519	$951,878
Common stock issued under stock plans, net of shares withheld for employee taxes	17	—	(348)	—	—	(348)
Stock-based compensation	—	—	8,774	—	—	8,774
Net loss	—	—	—	—	(158,215)	(158,215)
Other comprehensive loss, net of tax	—	—	—	(7,136)	—	(7,136)
Balances, April 3, 2021	24,464	$243	$97,490	$(17,084)	$714,304	$794,953
Common stock issued under stock plans, net of shares withheld for employee taxes	71	1	5,756	—	—	5,757
Stock-based compensation	—	—	10,148	—	—	10,148
Net income	—	—	—	—	30,262	30,262
Other comprehensive loss, net of tax	—	—	—	(1,664)	—	(1,664)
Balances, July 3, 2021	24,535	$244	$113,394	$(18,748)	$744,566	$839,456

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended
	July 3, 2021	July 4, 2020
Cash flows from operating activities:
Net loss	$(127,809)	$(421,828)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	32,814	36,257
Amortization of intangible assets	8,174	27,166
Impairment of goodwill	—	327,203
Impairment of long-lived assets	—	121,350
Impairment of investment	—	2,472
Deferred income taxes	(45,326)	(21,797)
Amortization of debt issuance cost	2,611	2,451
Stock-based compensation	31,425	31,076
Non-cash restructuring charges	4,385	2,068
Amortization of right of use assets	13,446	12,146
Other non-cash expense	1,489	1,647
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(33,189)	71,723
Inventories	28,015	(164)
Prepaid expenses and other assets	(11,592)	(626)
Other long-term assets	4,482	1,391
Accounts payable	44,446	14,716
Income taxes payable/receivable	21,815	(33,642)
Operating lease liabilities	(12,823)	(12,342)
Other current liabilities	46,426	(5,194)
Other long-term liabilities	(5,704)	3,991
Net cash provided by operating activities	3,085	160,064

Cash flows from investing activities:
Purchases of property and equipment	(60,496)	(48,436)
Proceeds from dispositions of property and equipment	2,770	668
Purchases of available-for-sale securities	—	(42,018)
Proceeds from sales and maturities of available-for-sale securities	20,281	240
Acquisition of businesses, net of cash acquired	(28,810)	—
Net cash used in investing activities	(66,255)	(89,546)

Cash flows from financing activities:
Short-term borrowings	—	12,695
Long-term borrowings	28,885	—
Repayments of short-term borrowings	(1,411)	(14,010)
Repayments of long-term borrowings	(6,525)	(5,865)
Issuance of common stock under employee stock option and purchase plans	12,483	13,361
Net settlement of restricted common stock	(10,081)	(13,519)
Net cash provided by (used in) financing activities	23,351	(7,338)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4,543	2,373
Net increase (decrease) in cash, cash equivalents and restricted cash	(35,276)	65,553
Cash, cash equivalents and restricted cash, beginning of period	445,520	318,661
Cash, cash equivalents and restricted cash, end of period	$410,244	$384,214

Non-cash investing and financing activities:
Unpaid property and equipment purchases	$5,706	$5,826
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows.

	July 3, 2021	July 4, 2020
Cash and cash equivalents	$394,098	$378,992
Restricted cash, current	1,559	736
Restricted cash, non-current	14,587	4,486
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$410,244	$384,214
See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto filed by Coherent, Inc. on Form 10-K for the fiscal year ended October 3, 2020. In the opinion of management, all adjustments necessary for a fair presentation of financial condition and results of operation as of and for the periods presented have been made and include only normal recurring adjustments. Interim results of operations are not necessarily indicative of results to be expected for the year or any other interim periods. Our fiscal year ends on the Saturday closest to September 30 and our third fiscal quarter includes 13 weeks of operations in both fiscal 2021 and fiscal 2020. Fiscal 2021 includes 52 weeks and fiscal 2020 includes 53 weeks.

The consolidated financial statements include the accounts of Coherent, Inc. and its direct and indirect subsidiaries (collectively, the "Company," "we," "our," "us" or "Coherent"). Intercompany balances and transactions have been eliminated.

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

The COVID-19 pandemic has significantly increased economic uncertainty and decreased demand for our products in some markets we serve, which could continue for an unknown period of time. In these circumstances, there may be developments outside of our control, including the length and extent of the COVID-19 outbreak, government-imposed measures and our ability to ship products and/or service installed products that may require us to adjust our operating plans. As such, given the dynamic nature of this situation, we cannot predict the future impacts of COVID-19 on our financial condition, results of operations or cash flows. However, it could have an adverse impact on our revenue as well as our overall profitability and may lead to an increase in inventory provisions, allowances for credit losses, and a volatile effective tax rate driven by changes in the mix of earnings across our markets.

2.    RECENT ACCOUNTING STANDARDS

Adoption of New Accounting Pronouncement

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and a subsequent amendment, ASU 2018-19 (collectively, "Topic 326"). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. We adopted ASU 2016-13 in the first quarter of fiscal 2021 with no material impact to our condensed consolidated financial statements.

With the adoption of Topic 326, we are now assessing whether unrealized losses have resulted from a credit loss or other factors. We believe none of our unrealized losses on available-for-sale investments were other-than temporary or were attributable to credit losses as of July 3, 2021 and October 3, 2020. We review our available-for-sale investments on a quarterly basis to identify a potential other-than-temporary impairment. We also do not have an intent to sell our investments and would not be required to sell them before they recover.

The adoption of Topic 326 did not significantly change our approach to the valuation of trade receivables. We determine whether there is an expected loss on our accounts receivable by reviewing all available data, including our customers' latest available financial statements, their credit standing and our historical collection experience, as well as current and future market and economic conditions. As of July 3, 2021 and October 3, 2020, the allowance for credit losses on our trade receivables was $4.9 million and $5.4 million, respectively.

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform ("Topic 848"). Topic 848 provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate ("LIBOR") or by another reference rate expected to be discontinued. The guidance was effective beginning March 12, 2020 and can be applied prospectively through December 31, 2022. In January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform - Scope," which clarified the scope and application of the original guidance. We will adopt these standards when LIBOR is discontinued and do not expect them to have a material impact on our consolidated financial statements or related disclosures.

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

The following tables summarize revenue from contracts with customers (in thousands):

Sales by revenue type and segment

	Three Months Ended
	July 3, 2021		July 4, 2020
	OEM Laser Sources	Industrial Lasers & Systems	OEM Laser Sources	Industrial Lasers & Systems
Net sales:
Products(1)	$145,219	$132,461	$109,995	$91,114
Other product and service revenues(2)	90,555	27,524	74,699	22,522
Total net sales	$235,774	$159,985	$184,694	$113,636
(1) Net sales primarily recognized at a point in time.
(2) Includes sales of spare parts, related accessories and other consumable parts as well as revenues from service agreements, of which $16.5 million and $15.4 million for the three months ended July 3, 2021 and July 4, 2020, respectively, were recognized over time.

	Nine Months Ended
	July 3, 2021		July 4, 2020
	OEM Laser Sources	Industrial Lasers & Systems	OEM Laser Sources	Industrial Lasers & Systems
Net sales:
Products(1)	$401,254	$343,383	$321,691	$277,710
Other product and service revenues(2)	268,930	82,227	237,673	75,174
Total net sales	$670,184	$425,610	$559,364	$352,884

(1) Net sales primarily recognized at a point in time.
(2) Includes sales of spare parts, related accessories and other consumable parts as well as revenues from service agreements, of which $49.0 million and $46.3 million for the nine months ended July 3, 2021 and July 4, 2020, respectively, were recognized over time.

Sales by market application and segment

	Three Months Ended
	July 3, 2021		July 4, 2020
	OEM Laser Sources	Industrial Lasers & Systems	OEM Laser Sources	Industrial Lasers & Systems
Net sales:
Microelectronics	$142,012	$34,420	$123,635	$18,207
Precision manufacturing	12,805	90,657	7,581	74,156
Instrumentation	77,859	22,408	49,280	12,250
Aerospace and defense	3,098	12,500	4,198	9,023
Total net sales	$235,774	$159,985	$184,694	$113,636

	Nine Months Ended
	July 3, 2021		July 4, 2020
	OEM Laser Sources	Industrial Lasers & Systems	OEM Laser Sources	Industrial Lasers & Systems
Net sales:
Microelectronics	$408,366	$85,191	$343,429	$50,726
Precision manufacturing	40,435	251,875	26,373	230,043
Instrumentation	212,213	61,614	174,304	47,814
Aerospace and defense	9,170	26,930	15,258	24,301
Total net sales	$670,184	$425,610	$559,364	$352,884

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

A roll forward of our customer deposits and deferred revenue is as follows (in thousands):

	Nine Months Ended
	July 3, 2021	July 4, 2020
Beginning balance (1)	$56,339	$42,550
Additions to customer deposits and deferred revenue	164,357	137,747
Amount of customer deposits and deferred revenue recognized in income (2)	(156,757)	(126,501)
Translation adjustments	70	260
Ending balance (3)	$64,009	$54,056

(1) Beginning customer deposits and deferred revenue as of October 3, 2020 include $42,715 of current portion and $13,624 of long-term portion. Beginning customer deposits and deferred revenue as of September 28, 2019 include $34,538 of current portion and $8,012 of long-term portion.

(2) Amount of customer deposits and deferred revenue recognized in the three months ended July 3, 2021 and July 4, 2020 was $65,509 and $48,674, respectively.

(3) Ending customer deposits and deferred revenue as of July 3, 2021 include $49,203 of current portion and $14,806 of long-term portion. Ending customer deposits and deferred revenue as of July 4, 2020 include $41,329 of current portion and $12,727 of long-term portion.

Remaining performance obligations represent the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied as of the end of the reporting period. The following table includes estimated revenue expected to be recognized in the future related to performance obligations for sales of maintenance agreements, extended warranties, installation, and contracts with customer acceptance provisions included in customer deposits and deferred revenue as of July 3, 2021 (in thousands):

	Remainder of fiscal 2021	Thereafter	Total
Performance obligations as of July 3, 2021	$33,813	$30,196	$64,009

4.     BUSINESS COMBINATIONS
Merger Agreement
On January 18, 2021, we entered into an Agreement and Plan of Merger with Lumentum Holdings Inc. ("Lumentum"), Cheetah Acquisition Sub, Inc. ("Lumentum Merger Sub I") and Cheetah Acquisition Sub LLC ("Lumentum Merger Sub II") (the "Original Lumentum Merger Agreement"), pursuant to which we agreed to be acquired for $100.00 in cash per Coherent share and 1.1851 shares of Lumentum common stock per Coherent share. In light of unsolicited proposals received from each of MKS Instruments, Inc. and II-VI Incorporated ("II-VI"), on March 9, 2021, we entered into an Amended and Restated Agreement and Plan of Merger with Lumentum, Lumentum Merger Sub I and Lumentum Merger Sub II (the "Amended Lumentum Agreement"), pursuant to which we agreed to be acquired for $175.00 in cash per Coherent share and 1.0109 shares of Lumentum common stock per Coherent share.

On March 25, 2021, we terminated the Amended Lumentum Agreement and entered into an Agreement and Plan of Merger with II-VI and Watson Merger Sub Inc. ("II-VI Merger Sub") (the "II-VI Merger Agreement"), pursuant to which we agreed to be acquired for $220.00 in cash per Coherent share and 0.91 of a share of II-VI common stock per Coherent share. In connection with terminating the Amended Lumentum Agreement, we paid a termination fee of $217.6 million to Lumentum during our second quarter of fiscal 2021. The termination fee, in addition to other costs related to the merger agreements with Lumentum and II-VI, is included in merger and acquisition costs in our condensed consolidated statements of operations.

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

The completion of Coherent's acquisition by II-VI is subject to customary closing conditions, including, among others, regulatory approvals in applicable jurisdictions outside the United States, including China, South Korea and Germany.

Electro-Optics Technology
On April 19, 2021, we acquired Electro-Optics Technology, Inc. ("EOT") for approximately $29.3 million, excluding transaction costs. EOT is a specialized U.S.-based components company, which we expect will enable us to vertically integrate and improve the performance of our directed energy amplifier technology. EOT has additional operations through a subsidiary in Germany. EOT will be included in our OEM Laser Sources segment.

Our preliminary allocation of the purchase price is as follows (in thousands):

Tangible assets:
Cash	$537
Accounts receivable	1,763
Inventories	5,269
Prepaid expenses and other assets	823
Property and equipment	18,713
Liabilities assumed	(1,856)
Deferred tax liabilities	(4,009)
Intangible assets:
Existing technology	2,800
In-process research and development	300
Customer relationships	300
Trademarks	100
Backlog	100
Goodwill	4,507
Total	$29,347

Results of operations for the business have been included in our condensed consolidated financial statements subsequent to the date of acquisition. Pro forma results of operations in accordance with authoritative guidance for prior periods have not been presented because the effect of the acquisition was not material to our prior period consolidated financial results.

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

We believe the amount of goodwill relates to several factors including: (1) potential buyer-specific synergies in connection with the development of new technologies primarily for the defense business; and (2) the potential to leverage our sales force to attract new customers and revenue and cross-sell to existing customers.

None of the goodwill from this purchase is deductible for tax purposes.

We expensed $0.2 million and $0.3 million, respectively, of acquisition-related costs as merger and acquisition costs in our condensed consolidated statements of operations in the three and nine months ended July 3, 2021.

5.    FAIR VALUES

We have not changed our valuation techniques in measuring the fair value of any financial assets and liabilities during the period. We recognize transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers between levels during the periods presented. As of July 3, 2021 and October 3, 2020, we had one investment carried on a cost basis. If we were to fair value this investment, it would be based upon Level 3 inputs. This investment is not considered material to our condensed consolidated financial statements.

We measure the fair value of outstanding debt obligations for disclosure purposes on a recurring basis. As of July 3, 2021, the current and long-term portion of long-term obligations of $7.7 million and $437.3 million, respectively, are reported at amortized cost. As of October 3, 2020, the current and long-term portion of long-term obligations of $6.8 million and $411.1 million, respectively, are reported at amortized cost. These outstanding obligations are classified as Level 2 as they are not actively traded and are valued using a discounted cash flow model that uses observable market inputs. Based on the discounted cash flow model, the fair value of the outstanding debt approximates amortized cost.

Financial assets and liabilities measured at fair value as of July 3, 2021 and October 3, 2020 are summarized below (in thousands):

	Aggregate Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Aggregate Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	July 3, 2021			October 3, 2020
		(Level 1)	(Level 2)		(Level 1)	(Level 2)
Assets:
Cash equivalents:
Money market fund deposits	$45,355	$45,355	$—	$36,646	$36,646	$—
Certificates of deposit	44,446	44,446	—	56,191	56,191	—
Short-term investments:
U.S. Treasury and agency obligations (1)	15,129	—	15,129	35,346	—	35,346
Prepaid and other assets:
Foreign currency contracts (2)	940	—	940	812	—	812
Money market fund deposits — Deferred comp and supplemental plan (3)	492	492	—	203	203	—
Mutual funds — Deferred comp and supplemental plan (3)	14,233	14,233	—	22,778	22,778	—
Total	$120,595	$104,526	$16,069	$151,976	$115,818	$36,158

Liabilities:
Other current liabilities:
Foreign currency contracts (2)	(5,560)	—	(5,560)	(2,811)	—	(2,811)
Total	$115,035	$104,526	$10,509	$149,165	$115,818	$33,347

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

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	July 3, 2021
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$394,098	$—	$—	$394,098

Short-term investments:
Available-for-sale securities:
U.S. Treasury and agency obligations	$15,030	$99	$—	$15,129
Total short-term investments	$15,030	$99	$—	$15,129

	October 3, 2020
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$440,258	$—	$—	$440,258

Short-term investments:
Available-for-sale securities:
U.S. Treasury and agency obligations	$35,311	$36	$(1)	$35,346
Total short-term investments	$35,311	$36	$(1)	$35,346

There were less than $0.1 million of unrealized gains and less than $0.1 million of unrealized gains and losses at July 3, 2021 and October 3, 2020, respectively. None of the $1,000 in unrealized losses at October 3, 2020 were considered to be other-than-temporary impairments.

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

Non-Designated Derivatives

The total outstanding notional contract and fair value asset (liability) amounts of non-designated hedge contracts, with maximum maturity of two months, are as follows (in thousands):

	U.S. Notional Contract Value		U.S. Fair Value
	July 3, 2021	October 3, 2020	July 3, 2021	October 3, 2020
Foreign currency hedge contracts
Purchase	$217,945	$169,206	$(5,554)	$(1,802)
Sell	$(58,983)	$(166,813)	$934	$(197)

The fair value of our derivative instruments is included in prepaid expenses and other assets and in other current liabilities in our condensed consolidated balance sheets. See Note 5, "Fair Values."

During the three and nine months ended July 3, 2021, we recognized losses of $0.5 million and $2.1 million, respectively, in other income (expense) for derivative instruments not designated as hedging instruments. During the three and nine months ended July 4, 2020, we recognized gains of $1.1 million and $1.2 million, respectively, in other income (expense) for derivative instruments not designated as hedging instruments.

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

8.    GOODWILL AND INTANGIBLE ASSETS

During the quarter ended July 3, 2021, we noted no indications of impairment or triggering events to cause us to review goodwill for potential impairment. We will conduct our annual goodwill testing during the fourth fiscal quarter.

See Note 8, "Goodwill and Intangible Assets" to our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended October 3, 2020 for discussion of the non-cash pre-tax charges we recorded in the quarter ended April 4, 2020 related to the goodwill, intangible assets, property, plant and equipment and ROU assets of the ILS reporting unit of $327.2 million, $33.9 million, $85.6 million and $1.8 million, respectively.

The changes in the carrying amount of goodwill, all of which is in the OLS segment, for the period from October 3, 2020 to July 3, 2021 are as follows (in thousands):

OEM Laser Sources
Balance as of October 3, 2020	$101,317
Additions (see Note 4)	4,507
Translation adjustments	830
Balance as of July 3, 2021	$106,654

Components of our amortizable intangible assets are as follows (in thousands):

	July 3, 2021			October 3, 2020
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Existing technology	$40,232	$(34,233)	$5,999	$46,547	$(37,630)	$8,917
Customer relationships	22,498	(12,339)	10,159	24,388	(12,923)	11,465
Production know-how	2,300	(1,262)	1,038	2,300	(917)	1,383
In-process research & development	300	—	300	—	—	—
Total	$65,330	$(47,834)	$17,496	$73,235	$(51,470)	$21,765

For accounting purposes, when an intangible asset is fully amortized, it is removed from the disclosure schedule.

Amortization expense for intangible assets for the nine months ended July 3, 2021 and July 4, 2020 was $8.2 million and $27.2 million, respectively. The change in the accumulated amortization also includes a $0.3 million increase and $1.8 million decrease of foreign exchange impact for the nine months ended July 3, 2021 and July 4, 2020, respectively.

At July 3, 2021, estimated amortization expense for the remainder of fiscal 2021, the next five succeeding fiscal years and all fiscal years thereafter are as follows (in thousands):

Estimated Amortization Expense
2021 (remainder)	$2,588
2022	4,013
2023	3,441
2024	2,658
2025	2,341
2026	2,001
Thereafter	154
Total(1)	$17,196
(1) Excluding in-process research & development

9.    BALANCE SHEET DETAILS

Inventories consist of the following (in thousands):

	July 3, 2021	October 3, 2020
Purchased parts and assemblies	$111,907	$116,957
Work-in-process	173,029	173,871
Finished goods	115,611	135,928
Total inventories	$400,547	$426,756

Prepaid expenses and other assets consist of the following (in thousands):

	July 3, 2021	October 3, 2020
Prepaid and refundable income taxes	$38,552	$50,548
Other taxes receivable	13,180	13,006
Prepaid expenses and other assets	36,012	24,696
Total prepaid expenses and other assets	$87,744	$88,250

Other assets consist of the following (in thousands):

	July 3, 2021	October 3, 2020
Assets related to deferred compensation arrangements	$35,050	$39,720
Deferred tax assets	146,316	102,028
Right of use assets, net - operating leases (See Note 11)	75,929	85,905
Right of use assets, net - finance leases (See Note 11)	101	656
Other assets	15,299	14,266
Total other assets	$272,695	$242,575

Other current liabilities consist of the following (in thousands):

	July 3, 2021	October 3, 2020
Accrued payroll and benefits	$95,265	$54,211
Operating lease liability, current (See Note 11)	15,721	15,366
Finance lease liability, current (See Note 11)	94	399
Deferred revenue	29,586	32,998
Warranty reserve	31,968	35,032
Accrued expenses and other	39,671	36,432
Customer deposits	19,617	9,717
Total other current liabilities	$231,922	$184,155

Components of the reserve for warranty costs during the first nine months of fiscal 2021 and 2020 were as follows (in thousands):

	Nine Months Ended
	July 3, 2021	July 4, 2020
Beginning balance	$35,032	$36,460
Additions related to current period sales	23,473	28,669
Warranty costs incurred in the current period	(27,059)	(30,773)
Accruals resulting from acquisitions	170	—
Adjustments to accruals related to foreign exchange and other	352	615
Ending balance	$31,968	$34,971

Other long-term liabilities consist of the following (in thousands):

	July 3, 2021	October 3, 2020
Long-term taxes payable	$18,779	$15,374
Operating lease liability, long-term (See Note 11)	65,195	75,264
Finance lease liability, long-term (See Note 11)	—	178
Deferred compensation	37,398	42,854
Defined benefit plan liabilities	46,619	45,810
Deferred tax liabilities	20,644	15,721
Deferred revenue	14,806	13,624
Asset retirement obligations liability	6,162	5,892
Other long-term liabilities	4,592	6,357
Total other long-term liabilities	$214,195	$221,074

10.  BORROWINGS

On December 21, 2020, Coherent LaserSystems GmbH & Co. KG entered into a loan agreement with Commerzbank for borrowings of up to 24.0 million Euros, to be drawn down by October 29, 2021, to finance a portion of the construction of a new facility in Germany. The term of the loan is 10 years and borrowings bear interest at 1.55% per annum. As of July 3, 2021, 24.0 million Euros have been withdrawn under this loan facility. The loan agreement contains customary affirmative loan covenants. We were in compliance with all covenants at July 3, 2021.

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

As of July 3, 2021, the outstanding principal amount of the Euro Term Loan was 353.2 million Euros. As of July 3, 2021, the outstanding amount of the Revolving Credit Facility was $10.0 million plus a 10.0 million Euro letter of credit.

Loans under the Credit Agreement bear interest, at the Borrower's option, at a rate equal to either (i)(x) in the case of calculations with respect to U.S. Dollars or certain other alternative currencies, the London interbank offered rate ("LIBOR") or (y) in the case of calculations with respect to the Euro, the euro interbank offered rate ("EURIBOR" and, together with LIBOR), the "Eurocurrency Rate") or (ii) a base rate (the "Base Rate") equal to the highest of (x) the federal funds rate, plus 0.50%, (y) the prime rate then in effect and (z) the Eurocurrency Rate for loans denominated in U.S. Dollars applicable to a one-month interest period, plus 1.0%, in each case, plus an applicable margin that is subject to adjustment pursuant to a pricing grid based on consolidated total gross leverage ratio. At July 3, 2021, the applicable margin for Euro Term Loans borrowed as Eurocurrency Rate loans was 2.25% per annum and as Base Rate loans was 1.25%. The applicable margin for revolving loans borrowed as Eurocurrency Rate loans was 4.00% per annum and as Base Rate loans was 3.25% per annum. Interest on Base Rate Loans is payable quarterly in arrears. Interest on Eurocurrency Rate loans is payable at the end of the applicable interest period (or at three month intervals if the interest period exceeds three months).

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

The Credit Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of us and our subsidiaries to, among other things, incur debt, grant liens, make investments, make certain restricted payments, transact with affiliates, and sell assets. The Credit Agreement also requires us and our subsidiaries to maintain a senior secured net leverage ratio as of the last day of each fiscal quarter of less than or equal to 3.50 to 1.00. We were in compliance with all covenants at July 3, 2021.

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

Additional sources of cash available to us were international currency lines of credit and bank credit facilities totaling $15.1 million as of July 3, 2021, of which $13.2 million was unused and available. These unsecured international credit facilities were used in Europe during the first nine months of fiscal 2021. As of July 3, 2021, we had utilized $1.9 million of the international credit facilities as guarantees in Europe.

Short-term borrowings and current portion of long-term obligations consist of the following (in thousands):

	July 3, 2021	October 3, 2020
Current portion of Euro Term Loan (1)	$5,055	$4,970
1.3% Term loan due 2024	1,479	1,465
1.0% State of Connecticut term loan due 2023	385	382
Facility construction loan in Germany due 2030	811	—
Line of credit borrowings	10,000	10,000
Total short-term borrowings and current portion of long-term obligations	$17,730	$16,817
(1) Net of debt issuance costs of $2.9 million and $2.9 million at July 3, 2021 and October 3, 2020, respectively.

Long-term obligations consist of the following (in thousands):

	July 3, 2021	October 3, 2020
Euro Term Loan due 2024 (1)	$406,009	$406,099
1.3% Term loan due 2024	3,327	4,395
1.0% State of Connecticut term loan due 2023	357	646
Facility construction loan in Germany due 2030	27,576	—
Total long-term obligations	$437,269	$411,140
(1) Net of debt issuance costs of $3.8 million and $5.9 million at July 3, 2021 and October 3, 2020, respectively.

Contractual maturities of our debt obligations, excluding line of credit borrowings, as of July 3, 2021 are as follows (in thousands):

Amount
2021 (remainder)	$2,447
2022	11,409
2023	12,909
2024	404,627
2025	3,244
Thereafter	17,033
Total	$451,669

11.  LEASES

We determine if an arrangement contains a lease at inception for arrangements with an initial term of more than 12 months, and classify it as either a finance or operating lease. We lease certain real and personal property from unrelated third parties under non-cancellable operating leases that expire at various dates through fiscal 2032. These operating leases are mainly for administrative offices, research-and-development and manufacturing facilities, as well as sales offices in various countries around the world. Certain leases require us to pay property taxes, insurance and routine maintenance, and include escalation clauses. Many leases include one or more options to renew. We assume renewals in our determination of the lease term when the renewals are deemed to be reasonably assured at lease commencement. We have also entered into various finance leases to obtain servers and certain other equipment for our operations. These arrangements are typically for three to nine years. Our assets, liabilities and lease costs related to finance leases are immaterial.

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

We generally recognize sublease income on a straight-line basis over the sublease term.

The components of operating lease costs (in thousands), lease term (in years) and discount rate are as follows:

	Three Months Ended		Nine Months Ended
	July 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Operating lease cost	$5,165	$4,907	$15,941	$14,875
Variable lease cost	342	348	1,013	1,036
Short-term lease cost	15	123	38	383
Sublease income	(2)	(32)	(7)	(96)
Total lease cost	$5,520	$5,346	$16,985	$16,198

	July 3, 2021	July 4, 2020
Weighted average remaining lease term	7.4	8.1
Weighted average discount rate	5.0%	4.9%

Supplemental cash flow information related to leases are as follows (in thousands):

	Nine Months Ended
	July 3, 2021	July 4, 2020
Operating cash outflows from operating leases	$15,453	$14,672
ROU assets obtained in exchange for new operating lease liabilities	3,237	2,746

See Note 9, "Balance Sheet Details" for supplemental balance sheet information related to leases.

As of July 3, 2021, maturities of our operating lease liabilities, which do not include short-term leases and variable lease payments, are as follows (in thousands):

Operating Leases
2021 (remainder)	$4,305
2022	18,650
2023	15,953
2024	12,480
2025	11,136
Thereafter	37,289
Total minimum lease payments	99,813
Amounts representing interest	(18,897)
Present value of total lease liabilities	$80,916

12.  STOCK-BASED COMPENSATION

Fair Value of Stock Compensation

We recognize compensation expense for all share-based payment awards based on the fair value of such awards. The expense is recognized on a straight-line basis per tranche over the respective requisite service period of the awards.

Determining Fair Value

The fair values of shares purchased under the Employee Stock Purchase Plan ("ESPP") for the three and nine months ended July 3, 2021 and July 4, 2020, respectively, were estimated using the following weighted-average assumptions:

	Employee Stock Purchase Plan
	Three Months Ended		Nine Months Ended
	July 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Expected life in years	0.5	0.5	0.5	0.5
Volatility	54.0%	63.7%	50.5%	53.0%
Risk-free interest rate	0.06%	0.54%	0.09%	1.27%
Expected dividend yield	—%	—%	—%	—%
Weighted average fair value per share	$66.94	$43.35	$46.14	$43.81

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

The weighted average fair value for the performance units granted for the nine months ended July 3, 2021 and July 4, 2020 was determined using a Monte Carlo simulation model incorporating the following weighted average assumptions:

	Nine Months Ended
	July 3, 2021	July 4, 2020
Risk-free interest rate	0.19%	0.90%
Volatility	51.7%	50.4%
Weighted average fair value per share	$119.54	$162.14

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

Stock Compensation Expense

The following table shows total stock-based compensation expense and related tax benefits included in the condensed consolidated statements of operations for the three and nine months ended July 3, 2021 and July 4, 2020 (in thousands):

	Three Months Ended		Nine Months Ended
	July 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Cost of sales	$1,720	$1,237	$5,981	$3,430
Research and development	1,100	1,469	3,329	2,924
Selling, general and administrative	7,328	11,680	22,115	24,722
Income tax benefit	(1,185)	(1,552)	(4,103)	(3,414)
	$8,963	$12,834	$27,322	$27,662

During the three and nine months ended July 4, 2020, stock-based compensation expense includes $3.5 million related to acceleration of stock-based compensation as a result of our former CEO's transition from CEO to Special Advisor to the company as of April 6, 2020.
During the three and nine months ended July 3, 2021, $1.7 million and $5.3 million of stock-based compensation cost, respectively, were capitalized as part of inventory for all stock plans, $1.7 million and $6.0 million, respectively, were amortized into cost of sales and $2.1 million remained in inventory at July 3, 2021. During the three and nine months ended July 4, 2020, $2.1 million and $4.3 million of stock-based compensation cost, respectively, were capitalized as part of inventory for all stock plans, $1.2 million and $3.4 million, respectively, were amortized into cost of sales and $2.4 million remained in inventory at July 4, 2020.

At July 3, 2021, the total compensation cost related to unvested stock-based awards granted to employees under our stock plans but not yet recognized was approximately $56.9 million. We do not estimate forfeitures; we account for them as they occur. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 1.5 years.

Stock Awards Activity

The following table summarizes the activity of our time-based and performance-based restricted stock units for the first nine months of fiscal 2021 (in thousands, except per share amounts):

	Time Based Restricted Stock Units		Performance Based Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested stock at October 3, 2020	419	$144.87	136	$177.54
Granted	294	136.46	64	119.43
Vested (1)	(224)	144.89	(12)	118.45
Forfeited	(9)	136.46	(30)	315.05
Nonvested stock at July 3, 2021	480	$139.86	158	$131.90
(1) Service-based restricted stock units vested during the fiscal year. Performance-based restricted stock units included at 100% of target goal. Under the terms of the market based awards, the recipient may earn between 0% and 200% of the award. Under the terms of the performance based awards based on free cash flow targets, the recipient may earn between 0% and 100% of the award.

13.     COMMITMENTS AND CONTINGENCIES

Indemnifications

In the normal course of business, we enter into agreements that contain a variety of representations and warranties and provide for general indemnification. Exposure under these agreements is unknown because claims may be made against us in the future and we may record charges in the future as a result of these indemnification obligations. As of July 3, 2021, we did not have any material indemnification claims that were probable or reasonably possible.

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

As previously disclosed in the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 3, 2021, filed with the SEC on May 12, 2021, on April 28, 2021, a purported stockholder of the Company filed a complaint in the United States District Court for the Southern District of New York against Coherent and its board of directors alleging violations of the federal securities laws for misleading and incomplete disclosures in the Registration Statement on Form S-4 (the "S-4") filed in connection with the Merger (Stein v. Coherent, Inc., et al., Case No. 1:21-cv-3775). Specifically,

the complaint challenges the disclosures relating to management's financial projections and the analyses of the Company's financial advisors, BofA Securities, Inc. ("BofA Securities") and Credit Suisse Securities (USA) LLC ("Credit Suisse"). Among other things, the complaint alleges that the projections should have provided a reconciliation of non-GAAP financial measures to GAAP, and that the S-4 fails to disclose details about the bankers' precedent transactions analyses and DCF analyses. The complaint seeks, among other relief, a preliminary injunction until such time as corrective disclosures are issued. The case was voluntarily dismissed on June 18, 2021.

As previously disclosed in the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 3, 2021, filed with the SEC on May 12, 2021, on May 4, 2021, a purported stockholder of the Company filed a complaint in the United States District Court for the District of New Jersey against the Company and its board of directors alleging violations of the federal securities laws for misleading and incomplete disclosures in the S-4 (Shirey v. Coherent, Inc., et al., Civil Action No. 2:21-cv-10698 (District of New Jersey, May 4, 2021)). Specifically, the complaint challenges the disclosures relating to the Company's and II-VI's financial projections, the analyses of the Company's financial advisors, BofA Securities and Credit Suisse, and potential conflicts of interest involving Credit Suisse. Among other things, the complaint alleges that the projections should have provided all line items used to calculate certain metrics and a reconciliation of non-GAAP financial measures to GAAP, that the S-4 fails to disclose details about the bankers' precedent transactions analyses, DCF analyses and price targets analyses and that there was insufficient disclosure regarding the relationships between Credit Suisse and either the Company or II-VI. The complaint seeks, among other relief, a preliminary injunction until such time as corrective disclosures are issued. The case was voluntarily dismissed on August 2, 2021.

As previously disclosed in the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 3, 2021, filed with the SEC on May 12, 2021, on May 4, 2021, a purported stockholder of the Company filed a complaint in the Southern District of New York against the Company, members of the Company's board of directors, II-VI and Watson Merger Sub Inc. alleging violations of the federal securities laws for misleading and incomplete disclosures in the S-4 (Diaz v. Coherent, Inc., et al., Case No. 1:21-cv-03990). Specifically, the complaint challenges the disclosures relating to the Company's and II-VI's financial projections, the analyses of the Company's financial advisors, BofA Securities and Credit Suisse, and potential conflicts of interest involving Credit Suisse. Among other things, the complaint alleges that the projections should have provided all line items used to calculate certain metrics and a reconciliation of non-GAAP financial measures to GAAP, that the S-4 fails to disclose details about the bankers' precedent transactions analyses, DCF analyses and price targets analyses and that there was insufficient disclosure regarding the relationships between Credit Suisse and either the Company or II-VI. The complaint seeks, among other relief, a preliminary injunction to prevent further advancement of the transaction and a direction to the director defendants to disseminate a true and non-misleading Registration Statement. The case was voluntarily dismissed on June 24, 2021.

As previously disclosed in the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 3, 2021, filed with the SEC on May 12, 2021, on May 4, 2021, a purported stockholder of the Company filed a complaint in the United States District Court for the Southern District of New York against the Company and members of its board of directors in the Southern District of New York alleging violations of the federal securities laws for misleading and incomplete disclosures in the Registration Statement on Form S-4/A (the “S-4/A”) filed in connection with the Merger (Costa v. Coherent, Inc., et al., Case No. 1:21-cv-04108). Specifically, the complaint challenges the disclosures relating to Coherent's and II-VI's financial projections and the analyses of the Company's financial advisors, BofA Securities and Credit Suisse. Among other things, the complaint alleges that the projections should have provided a reconciliation of non-GAAP financial measures to GAAP, that the S-4 fails to disclose details about the bankers' precedent transactions analyses and DCF analyses and that there was insufficient disclosure regarding the discretionary payment of $3.0 million to Credit Suisse at the closing of the merger. The complaint seeks, among other relief, a preliminary injunction to prevent further advancement of the transaction and a direction to the director defendants to disseminate a true and non-misleading Registration Statement. The case was voluntarily dismissed on June 25, 2021.

On June 1, 2021, a purported stockholder of the Company filed a complaint in the United States District Court for the Southern District of New York against the Company and members of its board of directors alleging violations of the federal securities laws for misleading and incomplete disclosures in the S-4/A (Wolf v. Coherent, Inc., et al., Case No. 1:21-cv-04848). Specifically, the complaint challenges the disclosures relating to the Company's and II-VI's financial projections, the analyses of the Company's financial advisors, BofA Securities and Credit Suisse, and potential conflicts of interest involving Credit Suisse. Among other things, the complaint alleges that the projections should have provided all line items used to calculate certain metrics and a reconciliation of non-GAAP financial measures to GAAP, that the S-4 fails to disclose details about the bankers' precedent transactions analyses, DCF analyses and price targets analyses and that there was insufficient disclosure regarding the relationships between Credit Suisse and either the Company or II-VI. The complaint seeks, among other relief, a preliminary injunction to prevent further advancement of the transaction and a direction to the director defendants to disseminate a true and non-misleading Registration Statement. The case was voluntarily dismissed on June 24, 2021.

On June 2, 2021, a purported stockholder of the Company filed a complaint in the United States District Court for the District of Delaware against the Company and members of its board of directors alleging violations of the federal securities laws for misleading and incomplete disclosures in the S-4/A (Lawrence v. Coherent, Inc., et al., Case No. 1:21-cv-00808). Specifically, the complaint challenges the disclosures relating to Coherent's and II-VI's financial projections and the analyses of the Company's financial advisors, BofA Securities and Credit Suisse. Among other things, the complaint alleges that the projections should have provided a reconciliation of non-GAAP financial measures to GAAP, that the S-4 fails to disclose details about the bankers' precedent transactions analyses and DCF analyses, that there was insufficient disclosure regarding the discretionary payment of $3.0 million to Credit Suisse at the closing of the merger, and that there was insufficient disclosure regarding the calculation of BofA Securities' compensation. The complaint seeks, among other relief, a preliminary injunction to prevent further advancement of the transaction and a direction to the director defendants to disseminate a true and non-misleading Registration Statement. The case was voluntarily dismissed on July 8, 2021.

On June 2, 2021, a purported stockholder of the Company filed a complaint in the United States District Court for the Northern District of California against the Company and members of its board of directors alleging violations of the federal securities laws for misleading and incomplete disclosures in the S-4/A (Lawrence v. Coherent, Inc., et al., Case No. 5:21-cv-04193). Specifically, the complaint challenges the disclosures relating to Coherent's and II-VI's financial projections and the analyses of the Company's financial advisors, BofA Securities and Credit Suisse. Among other things, the complaint alleges that the projections should have provided a reconciliation of non-GAAP financial measures to GAAP, that the S-4 fails to disclose details about the bankers' precedent transactions analyses and DCF analyses, that there was insufficient disclosure regarding the discretionary payment of $3.0 million to Credit Suisse at the closing of the merger, and that there was insufficient disclosure regarding the calculation of BofA Securities' compensation. The complaint seeks, among other relief, a preliminary injunction to prevent further advancement of the transaction and a direction to the director defendants to disseminate a true and non-misleading Registration Statement. The case was voluntarily dismissed on June 3, 2021.

On June 3, 2021, a purported stockholder of the Company filed a complaint in the United States District Court for the Northern District of California against the Company and members of its board of directors alleging violations of the federal securities laws for misleading and incomplete disclosures in the S-4/A (Finger v. Coherent, Inc., et al., Case No. 5:21-cv-04217). Specifically, the complaint challenges the disclosures relating to Coherent's and II-VI's financial projections and the analyses of the Company's financial advisors, BofA Securities and Credit Suisse. Among other things, the complaint alleges that the projections should have provided a reconciliation of non-GAAP financial measures to GAAP, that the S-4 fails to disclose details about the bankers' precedent transactions analyses and DCF analyses, that there was insufficient disclosure regarding the discretionary payment of $3.0 million to Credit Suisse at the closing of the merger, and that there was insufficient disclosure regarding the calculation of BofA Securities' compensation. The complaint seeks, among other relief, a preliminary injunction to prevent further advancement of the transaction and a direction to the director defendants to disseminate a true and non-misleading Registration Statement. The case was voluntarily dismissed on July 8, 2021.

On June 10, 2021, a purported stockholder of the Company filed a complaint in the United States District Court for the Eastern District of Pennsylvania against the Company and members of its board of directors alleging violations of the federal securities laws for misleading and incomplete disclosures in the S-4/A (Waterman v. Coherent, Inc., et al., Case No. 2:21-cv-02623). Specifically, the complaint challenges the disclosures relating to the analyses of the Company's financial advisors, BofA Securities and Credit Suisse. Among other things, the complaint alleges that the S-4 fails to disclose details about the bankers' precedent transactions analyses, price targets analyses, and DCF analyses. The complaint seeks, among other relief, a preliminary injunction to prevent further advancement of the transaction and a direction to the director defendants to disseminate a true and non-misleading Registration Statement. The case was voluntarily dismissed on July 8, 2021.

On June 11, 2021, a purported stockholder of the Company filed a complaint in the United States District Court for the Northern District of California against the Company and members of its board of directors alleging violations of the federal securities laws for misleading and incomplete disclosures in the S-4/A (Anderson v. Coherent, Inc., et al., Case No. 5:21-cv-04505). Specifically, the complaint challenges the disclosures relating to Coherent's and II-VI's financial projections and the analyses of the Company's financial advisors, BofA Securities and Credit Suisse. Among other things, the complaint alleges that the projections should have provided a reconciliation of non-GAAP financial measures to GAAP, that the S-4 fails to disclose details about the bankers' precedent transactions analyses and DCF analyses and that there was insufficient disclosure regarding the discretionary payment of $3.0 million to Credit Suisse at the closing of the merger. The complaint seeks, among other relief, a preliminary injunction to prevent further advancement of the transaction and a direction to the director defendants to disseminate a true and non-misleading Registration Statement. The case was voluntarily dismissed on July 8, 2021.

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

The following table presents information necessary to calculate basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	July 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Weighted average shares outstanding—basic	24,435	24,159	24,362	24,075
Dilutive effect of employee stock awards	407	—	—	—
Weighted average shares outstanding—diluted	24,842	24,159	24,362	24,075

Net income (loss)	$30,262	$(8,708)	$(127,809)	$(421,828)

For the three months ended July 3, 2021 a total of 406,568 potentially dilutive securities have been excluded from the diluted share calculation as their effect was anti-dilutive. For the nine months ended July 3, 2021 and the three and nine months ended July 4, 2020, all potentially dilutive securities have been excluded from the diluted share calculation as we reported a net loss for those periods.

15.  OTHER INCOME (EXPENSE)

Other income (expense) is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Foreign exchange loss	$(1,323)	$(1,623)	$(2,955)	$(3,316)
Gain on deferred compensation investments, net	2,672	619	7,538	1,426
Other	(164)	499	505	568
Other—net	$1,185	$(505)	$5,088	$(1,322)

16.  INCOME TAXES

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to us and our subsidiaries, adjusted for items which are considered discrete to the period.

Our effective tax rates on income before income taxes for the three months and loss before income taxes for the nine months ended July 3, 2021 were 22.1% and 12.0%, respectively. Our effective tax rates for the three months and nine months ended July 3, 2021 were unfavorably impacted primarily due to the impact of income subject to foreign tax rates that are higher than the U.S. tax rates, the deferred taxes on foreign earnings not considered permanently reinvested, stock-based compensation not deductible for tax purposes and limitations on the deductibility of compensation under Internal Revenue Code Section 162(m), partially offset by the benefit of federal research and development tax credits and our Singapore tax exemption. Additionally, our nine months effective tax rate was also unfavorably impacted due to the establishment of valuation allowances for certain foreign deferred tax assets in the first quarter of fiscal 2021.

Coherent's results reflect the payment of a termination fee of $217.6 million to Lumentum in the second quarter of fiscal 2021. This amount was treated as deductible for both book and tax purposes in accordance with our accounting policy and was included as a discrete item in our second quarter of fiscal 2021 tax provision calculation.

Our effective tax rates on loss before income taxes for the three and nine months ended July 4, 2020 reflected a provision at a 59.6% rate and a benefit at a 6.9% rate, respectively. Our effective tax rate for the three months ended July 4, 2020 was unfavorably impacted primarily due to the establishment of valuation allowances for certain deferred tax assets. Our effective tax rate for the nine months ended July 4, 2020 was unfavorably impacted primarily due to the impairment of goodwill that is not deductible for tax purposes and the establishment of valuation allowances for certain deferred tax assets. These unfavorable impacts were partially offset by the release of unrecognized tax benefits net of settlements and competent authority offsets, the geographic distribution of the impairments of certain long-lived assets that are deductible for tax purposes and the reduction in foreign earnings subject to foreign tax rates that are higher than the U.S. tax rates.

17.  DEFINED BENEFIT PLANS

For the three and nine months ended July 3, 2021, net periodic cost under our defined benefit plans was $0.8 million and $1.8 million, respectively. For the three and nine months ended July 4, 2020, net periodic cost under our defined benefit plans was $0.6 million and $1.4 million, respectively. The service cost component of net periodic costs is included in selling, general and administrative ("SG&A") expenses, and the interest costs, net actuarial (gain) loss and other components are included in Other—net in the condensed consolidated statements of operations.

18.  SEGMENT AND GEOGRAPHIC INFORMATION

We are organized into two reporting segments, OEM Laser Sources ("OLS") and Industrial Lasers & Systems ("ILS"), based upon our organizational structure and how the CODM receives and utilizes information provided to allocate resources and make decisions. This segmentation reflects the go-to-market strategies and synergies for our broad portfolio of laser technologies and products. While both segments deliver cost-effective, highly reliable photonics solutions, the OLS business segment is focused on high performance laser sources and complex optical sub-systems, typically used in microelectronics manufacturing, medical diagnostics and therapeutic applications, as well as in scientific research. Our ILS business segment delivers high performance laser sources, sub-systems and machine tools primarily used for industrial laser materials processing, which serve important end markets like automotive, machine tools, consumer goods and medical device manufacturing as well as applications in aerospace and defense.

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

The following table provides net sales and income (loss) from operations for our operating segments and a reconciliation of our total income (loss) from operations to income (loss) before income taxes (in thousands):

	Three Months Ended		Nine Months Ended
	July 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Net sales:
OEM Laser Sources	$235,774	$184,694	$670,184	$559,364
Industrial Lasers & Systems	159,985	113,636	425,610	352,884
Total net sales	$395,759	$298,330	$1,095,794	$912,248

Income (loss) from operations:
OEM Laser Sources	$54,310	$42,853	$155,353	$126,030
Industrial Lasers & Systems	13,239	(20,571)	7,930	(512,716)
Corporate and other	(25,445)	(23,456)	(300,465)	(53,209)
Total income (loss) from operations	42,104	(1,174)	(137,182)	(439,895)
Total other expense, net	(3,277)	(4,282)	(8,092)	(12,979)
Income (loss) before income taxes	$38,827	$(5,456)	$(145,274)	$(452,874)
Geographic Information
Our foreign operations consist primarily of manufacturing facilities and sales offices in Europe and Asia-Pacific. Sales, marketing and customer service activities are conducted through sales subsidiaries throughout the world. Geographic sales information for the three and nine months ended July 3, 2021 and July 4, 2020 is based on the location of the end customer.
Sales to unaffiliated customers are as follows (in thousands):

	Three Months Ended		Nine Months Ended
SALES	July 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
United States	$88,370	$65,094	$242,638	$215,236
Foreign countries:
South Korea	67,883	63,428	202,274	180,412
China	76,005	52,837	205,649	148,407
Japan	28,900	22,272	92,394	70,990
Asia-Pacific, other	38,589	24,090	97,320	67,889
Germany	38,815	28,650	104,385	90,485
Europe, other	36,624	27,917	99,692	95,130
Rest of World	20,573	14,042	51,442	43,699
Total foreign countries sales	307,389	233,236	853,156	697,012
Total sales	$395,759	$298,330	$1,095,794	$912,248

Major Customers

We had one customer during the three and nine months ended July 3, 2021 that accounted for 13.9% and 15.5% of net sales, respectively. This same customer accounted for 17.1% and 16.7% of net sales during the three and nine months ended July 4, 2020, respectively. This customer purchased primarily from our OLS segment.

We had one customer that accounted for 20.3% and 24.2% of accounts receivable at July 3, 2021 and October 3, 2020, respectively. This customer purchased primarily from our OLS segment.

19.  RESTRUCTURING CHARGES

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

We also vacated our leased facility in Santa Clara at the end of the lease term on July 31, 2020 and combined operations into our owned Santa Clara headquarters. We incurred costs in the second quarter of fiscal 2021of $0.1 million and for the first, second and third quarters of fiscal 2020 of $0.2 million, $0.6 million and $0.4 million, respectively, related to this project. We also incurred costs in the first quarter of fiscal 2020 of $0.1 million for other projects.

In the fourth quarter of fiscal 2020, we began a restructuring program in our ILS segment which includes management reorganizations, the planned closure of certain manufacturing sites, and the right-sizing of global sales, service, order admin, marketing communication and certain administrative functions, among others. In the first, second and third quarters of fiscal 2021, we incurred costs of $5.4 million, $3.6 million and $0.2 million, respectively, primarily related to write-offs of excess inventory and accruals for vendor commitments, which are recorded in cost of sales, estimated severance and accelerated depreciation.

The following table presents our current liability as accrued on our balance sheets for restructuring charges. The table sets forth an analysis of the components of the restructuring charges and payments and other deductions made against the accrual for the quarters of fiscal 2021 and 2020 (in thousands):

	Severance Related	Asset Write-Offs	Other	Total
Balances, October 3, 2020	$2,611	$—	$230	$2,841
Provision	819	3,509	1,055	5,383
Payments and other	(555)	(3,509)	(281)	(4,345)
Balances, January 2, 2021	2,875	—	1,004	3,879
Provision	2,775	558	325	3,658
Payments and other	(2,032)	(558)	(623)	(3,213)
Balances, April 3, 2021	3,618	—	706	4,324
Provision	(244)	318	86	160
Payments and other	(756)	(318)	(282)	(1,356)
Balances, July 3, 2021	$2,618	$—	$510	$3,128

	Severance Related	Asset Write-Offs	Other	Total
Balances, September 28, 2019	$8,279	$—	$215	$8,494
Provision	54	599	280	933
Payments and other	(658)	(599)	(275)	(1,532)
Balances, December 28, 2019	7,675	—	220	7,895
Provision	85	915	79	1,079
Payments and other	(3,715)	(915)	(87)	(4,717)
Balances, April 4, 2020	4,045	—	212	4,257
Provision	(77)	554	41	518
Payments and other	(3,136)	(554)	(31)	(3,721)
Balances, July 4, 2020	$832	$—	$222	$1,054

At July 3, 2021, $3.1 million of accrued severance related and other costs were included in other current liabilities. The severance, asset write-offs for inventory, accruals for vendor commitments, accelerated depreciation and other costs in the first, second and third quarters of fiscal 2021 primarily related to the restructuring program that began in the fourth quarter of fiscal 2020. The asset write-offs for accelerated depreciation and other costs in the first, second and third quarters of fiscal 2020 primarily related to the exit of a portion of our HPFL business in Hamburg, Germany, and costs to vacate our leased facility in Santa Clara and combine operations into our owned Santa Clara headquarters.

By segment, $0.2 million and $9.1 million of restructuring costs were incurred in the ILS segment and $0.0 million and $0.1 million were incurred in the OLS segment in the three and nine months ended July 3, 2021, respectively. In the three and nine months ended July 4, 2020, $0.1 million and $1.3 million of the restructuring costs were incurred in the ILS segment and $0.4 million and $1.2 million were incurred in the OLS segment, respectively. Restructuring charges are recorded in cost of sales, research and development and selling, general and administrative expenses in our condensed consolidated statements of operations.

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

We are organized into two reporting segments: OEM Laser Sources ("OLS") and Industrial Lasers & Systems ("ILS"), based on the organizational structure of the company and how the chief operating decision maker ("CODM") receives and utilizes information provided to allocate resources and make decisions. This segmentation reflects the go-to-market strategies and synergies for our broad portfolio of laser technologies and products. While both segments deliver cost-effective, highly reliable photonics solutions, the OLS business segment is focused on high performance laser sources and complex optical sub-systems typically used in microelectronics manufacturing, medical diagnostics and therapeutic applications, as well as in scientific research. Our ILS business segment delivers high performance laser sources, sub-systems and machine tools primarily used for industrial laser materials processing, which serve important end markets like automotive, machine tool, consumer goods and medical device manufacturing as well as applications in aerospace and defense.

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

SIGNIFICANT EVENTS - MERGER

Merger Agreement and Termination Fee

On January 18, 2021, we entered into an Agreement and Plan of Merger with Lumentum Holdings Inc. ("Lumentum"), Cheetah Acquisition Sub, Inc. ("Lumentum Merger Sub I") and Cheetah Acquisition Sub LLC ("Lumentum Merger Sub II"), pursuant to which we agreed to be acquired for $100.00 in cash per Coherent share and 1.1851 shares of Lumentum common stock per Coherent share. In light of unsolicited proposals received from each of MKS Instruments, Inc. and II-VI Incorporated ("II-VI"), on March 9, 2021, we entered into an Amended and Restated Agreement and Plan of Merger with Lumentum, Lumentum Merger Sub I and Lumentum Merger Sub II (the "Amended Lumentum Agreement"), pursuant to which we agreed to be acquired for $175.00 in cash per Coherent share and 1.0109 shares of Lumentum common stock per Coherent share.

On March 25, 2021, we terminated the Amended Lumentum Agreement and entered into an Agreement and Plan of Merger with II-VI and Watson Merger Sub Inc. ("II-VI Merger Sub") (the "II-VI Merger Agreement"), pursuant to which we agreed to be acquired for $220.00 in cash per Coherent share and 0.91 of a share of II-VI common stock per Coherent share. In connection with terminating the Amended Lumentum Agreement, we paid a termination fee of $217.6 million to Lumentum during our second quarter of fiscal 2021. The termination fee, in addition to other costs related to the merger agreements with Lumentum and II-VI, is included in merger and acquisition costs in our condensed consolidated statements of operations.

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

The completion of Coherent's acquisition by II-VI is subject to customary closing conditions, including, among others, regulatory approvals in applicable jurisdictions outside the United States, including China, South Korea and Germany.

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

•Focus on long-term improvement of adjusted EBITDA, in dollars and as a percentage of net sales, and drive free cash flow and gross margin as a percentage of sales—We define adjusted EBITDA as operating income adjusted for depreciation, amortization, stock-based compensation expense, restructuring costs and certain other non-operating income and expense items, such as merger and acquisition costs. Key initiatives to reach our goals for EBITDA and gross margin improvements include utilization of our manufacturing locations in Asia, optimizing our supply chain and continued leveraging of our infrastructure. Our focus on free cash flow is to generate cash over the long term as it is essential to maintaining a healthy business and providing funds to help fuel growth.

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

	Three Months Ended
	July 3, 2021	July 4, 2020	Change	% Change
	(Dollars in thousands)
Net sales—OEM Laser Sources	$235,774	$184,694	$51,080	27.7%
Net sales—Industrial Lasers & Systems	$159,985	$113,636	$46,349	40.8%
Gross profit as a percentage of net sales—OEM Laser Sources	45.4%	46.6%	(1.2)%	N/A
Gross profit as a percentage of net sales—Industrial Lasers & Systems	31.6%	9.9%	21.7%	N/A
Research and development as a percentage of net sales	8.1%	9.5%	(1.4)%	N/A
Income (loss) before income taxes	$38,827	$(5,456)	$44,283	(811.6)%
Net cash provided by operating activities	$71,404	$54,292	$17,112	31.5%
Free cash flow	$47,953	41,255	$6,698	16.2%
Days sales outstanding in receivables	58	60	(2)	N/A
Annualized third quarter inventory turns	2.4	1.8	0.6	N/A
Net income (loss) as a percentage of net sales	7.6%	(2.9)%	10.5%	N/A
Adjusted EBITDA as a percentage of net sales	18.4%	9.6%	8.8%	N/A

	Nine Months Ended
	July 3, 2021	July 4, 2020	Change	% Change
	(Dollars in thousands)
Net sales—OEM Laser Sources	$670,184	$559,364	$110,820	19.8%
Net sales—Industrial Lasers & Systems	$425,610	$352,884	$72,726	20.6%
Gross profit as a percentage of net sales—OEM Laser Sources	45.3%	46.4%	(1.1)%	N/A
Gross profit as a percentage of net sales—Industrial Lasers & Systems	27.9%	12.4%	15.5%	N/A
Research and development as a percentage of net sales	8.4%	9.5%	(1.1)%	N/A
Loss before income taxes	$(145,274)	$(452,874)	$307,600	(67.9)%
Net cash provided by operating activities	$3,085	$160,064	$(156,979)	(98.1)%
Free cash flow	$(57,411)	111,628	$(169,039)	(151.4)%
Net loss as a percentage of net sales	(11.7)%	(46.2)%	34.5%	N/A
Adjusted EBITDA as a percentage of net sales	17.1%	12.0%	5.1%	N/A

Net Sales

Net sales include sales of lasers, laser systems, related accessories and services. Net sales for the third quarter of fiscal 2021 increased 27.7% in our OLS segment and increased 40.8% in our ILS segment from the same quarter one year ago. Net sales for the first nine months of fiscal 2021 increased 19.8% in our OLS segment and increased 20.6% in our ILS segment from the same period one year ago. For a description of the reasons for changes in net sales refer to the "Results of Operations" section of this quarterly report.

Gross Profit as a Percentage of Net Sales

Gross profit as a percentage of net sales ("gross profit percentage") is calculated as gross profit for the period divided by net sales for the period. Gross profit percentage in the third quarter of fiscal 2021 decreased to 45.4% from 46.6% in our OLS segment and increased to 31.6% from 9.9% in our ILS segment as compared to the same quarter one year ago. Gross profit percentage in the first nine months of fiscal 2021 decreased to 45.3% from 46.4% in our OLS segment and increased to 27.9% from 12.4% in our ILS segment as compared to the same period one year ago. For a description of the reasons for changes in gross profit refer to the "Results of Operations" section of this quarterly report.

Research and Development as a Percentage of Net Sales

Research and development as a percentage of net sales ("R&D percentage") is calculated as research and development expense for the period divided by net sales for the period. Management considers R&D percentage to be an important indicator in managing our business as investing in new technologies is a key to future growth. R&D percentage decreased to 8.1% for the third quarter of fiscal 2021 from 9.5% for the same quarter one year ago and decreased to 8.4% for the first nine months of fiscal 2021 from 9.5% for the same period one year ago. For a description of the reasons for changes in R&D spending refer to the "Results of Operations" section of this quarterly report.

Net Cash Provided by Operating Activities

Net cash provided by operating activities as reflected on our condensed consolidated statements of cash flows primarily represents the excess of cash collected from billings to our customers and other receipts over cash paid to our vendors for expenses and inventory purchases to run our business. We believe that cash flows from operations is an important performance indicator because cash generation over the long term is essential to maintaining a healthy business and providing funds to help fuel growth. Net cash provided by operating activities in the third quarter and first nine months of fiscal 2021 was unfavorably impacted by merger and acquisition costs, including our payment of a termination fee of $217.6 million in the second quarter of fiscal 2021 to Lumentum. For a description of the reasons for changes in net cash provided by operating activities refer to the "Liquidity and Capital Resources" section of this quarterly report.

Free Cash Flow

Free cash flow represents net cash provided by operating activities reduced by purchases of property and equipment, both as reflected on our condensed consolidated statements of cash flows. We believe that free cash flow is an important performance indicator because it is a measure of cash generation after accounting for cash outflows to support operations and maintain capital assets. Cash generation over the long term is essential to maintaining a healthy business and providing funds to help fuel growth. Free cash flow in the third quarter and first nine months of fiscal 2021 was unfavorably impacted by merger and acquisition costs, including our payment of a termination fee of $217.6 million in the second quarter of fiscal 2021 to Lumentum. For a description of the reasons for changes in free cash flow refer to the "Liquidity and Capital Resources" section of this quarterly report, where we discuss the reasons for changes in net cash provided by operating and investing activities.

Days Sales Outstanding in Receivables

We calculate days sales outstanding ("DSO") in receivables as net receivables at the end of the period divided by net sales during the period and then multiplied by the number of days in the period, using 90 days for quarters. DSO in receivables indicates how well we are managing our collection of receivables, with lower DSO in receivables resulting in higher working capital availability. The more money we have tied up in receivables, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business. Our DSO in receivables for the third quarter of fiscal 2021 decreased to 58 days from 60 days compared to the same quarter one year ago. The decrease was primarily due to improved collections of past due receivables, primarily in Europe, North America and China, and improved linearity with a lower concentration of sales in June 2021 compared to June 2020.

Annualized Third Quarter Inventory Turns

We calculate annualized third quarter inventory turns as the cost of sales during the third quarter annualized and divided by net inventories at the end of the third quarter. This indicates how well we are managing our inventory levels, with higher inventory turns resulting in more working capital availability and a higher return on our investments in inventory. Our annualized inventory turns for the third quarter of fiscal 2021 increased to 2.4 turns from 1.8 turns compared to the same quarter a year ago primarily due to the impact of foreign exchange rates on our cost of goods sold, lower inventory provisions for excess and obsolete inventory in certain ILS business units and higher flat panel display shipments and higher service parts demand in our OLS segment.

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
Below is the reconciliation of our net cash provided by operating activities to our free cash flow:

	Three Months Ended		Nine Months Ended
	July 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Net cash provided by operating activities	$71,404	$54,292	$3,085	$160,064
Less: Purchases of property and equipment	23,451	13,037	60,496	48,436
Free cash flow	$47,953	$41,255	$(57,411)	$111,628

Below is the reconciliation of our net income (loss) as a percentage of net sales to our adjusted EBITDA as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	July 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Net income (loss) as a percentage of net sales	7.6%	(2.9)%	(11.7)%	(46.2)%
Income tax expense (benefit)	2.2%	1.1%	(1.5)%	(3.4)%
Interest and other income (expense), net	1.5%	1.7%	1.4%	1.6%
Depreciation and amortization	3.6%	4.4%	3.7%	6.9%
Restructuring charges and other	—%	0.5%	0.8%	0.4%
Purchase accounting step-up	0.2%	—%	0.1%	—%
Merger and acquisition costs	0.7%	—%	21.4%	—%
Goodwill and other impairment charges	—%	—%	—%	49.3%
Stock-based compensation	2.6%	4.8%	2.9%	3.4%
Adjusted EBITDA as a percentage of net sales	18.4%	9.6%	17.1%	12.0%

SIGNIFICANT EVENTS

Merger Agreement and related fees

See "Significant Events - Merger" above in this Item 2 for a description of the Agreement and Plan of Merger we entered into on January 18, 2021, and the Amended Lumentum Agreement we entered into on March 9, 2021 with Lumentum, Lumentum Merger Sub I and Lumentum Merger Sub II, the termination of the Amended Lumentum Agreement and the payment of a termination fee to Lumentum in the second quarter of fiscal 2021, as well as the II-VI Merger Agreement we entered into with II-VI and II-VI Merger Sub on March 25, 2021.

The termination fee, in addition to other costs related to the merger agreements is included in merger and acquisition costs in our condensed consolidated statements of operations.

Coronavirus pandemic (COVID-19)

In December 2019, a novel coronavirus disease ("COVID-19") was reported, and in January 2020, the World Health Organization ("WHO") declared it a Public Health Emergency of International Concern. On February 28, 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and on March 11, 2020, the WHO characterized COVID-19 as a pandemic. In an effort to contain COVID-19 or slow its spread, governments around the world have enacted various measures from time to time, including orders to close all businesses not deemed "essential," isolate residents in their homes or places of residence, and practice social distancing at and away from work. These actions and the global health crisis caused by COVID-19 will continue to negatively impact global business activity, which could negatively affect our revenue and results of operations. Each of the areas where we generate a majority of our revenue including Asia, Europe and North America have been and may continue to be impacted by COVID-19 in the future. The timing and extent of impact related to COVID-19 varies by country and region.

In determining the impact of the COVID-19 pandemic in relation to our net sales, we compare our actual results to our most recently published forecast and the net sales guidance range communicated in our quarterly earnings call. This forecast has been adjusted for known direct impacts to our bookings and net sales from COVID-19 and other factors. Using this criteria, we estimate that our sales for the following fiscal quarters were further negatively impacted by the COVID-19 pandemic: (i) for the second quarter of fiscal 2020 — $31.0 million, (ii) for the third quarter of fiscal 2020 — $9.0 million, (iii) for the fourth quarter of fiscal 2020 — an immaterial amount, and (iv) for the first, second and third quarters of fiscal 2021 — an immaterial amount. The effect of COVID-19 as forecasted and as further experienced was most significant in Asia during the second quarter of fiscal 2020 and began impacting Europe and North America only later in the second quarter of fiscal 2020 as the virus spread globally. In the third quarter of fiscal 2020, the global economic effect of the COVID-19 pandemic was less significant, though continued to be high in certain regions. While we believe that COVID-19 was a partial cause of the decline in revenue in the second quarter of fiscal 2020, we also had lower shipments related to ELA tools in the flat panel display market and lower shipments in materials processing applications in the second quarter of fiscal 2020 that were mostly unrelated to COVID-19.

During fiscal 2020 and continuing into the first, second and third quarters of fiscal 2021, the global demand environment was uncertain at times given the effects of COVID-19 on many businesses, including manufacturing facilities and customer confidence around the world. While we saw a partial recovery in order volumes in China in the latter half of March 2020 and the third quarter of fiscal 2020, this coincided with declining bookings in other regions, particularly in North America, and to a lesser extent in Europe and other countries in Asia. In the fourth quarter of fiscal 2020 and the first three quarters of fiscal 2021, we saw global demand recover in all regions and begin to return to a more normalized demand trend. However, we cannot predict future resurgences of COVID-19 and the impact that it may have on future demand for our products and services, particularly given the recent shutdown measures taken in certain countries in Europe and Asia.

Currently, our major production facilities in Europe, Southeast Asia and the United States remain open. At all of our locations, we have transitioned from business continuity plans to return-to-operations plans while continuing to maintain high standards of employee safety and sanitization protocols. Our Return to Operations Plans have a phased approach with the primary focus on employee safety, with a continuing requirement for "working from home" for other members of our work force wherever possible. We have vertically integrated manufacturing, and many of the components produced at certain of our facilities supply other company facilities, are single sourced internally and are not available from third-party suppliers (for example our semiconductor diodes are manufactured in Sunnyvale, California). While we do maintain a safety stock of critical components at our various locations, the scope, timing and duration of various government restrictions to address the COVID-19 pandemic could impact our internal supply chain. We have implemented certain policy changes to help support our employees impacted by COVID-19. These measures have and will continue to increase the cost of our operations but the magnitude and length of time of this impact is difficult to quantify at this time and may continue to be difficult to estimate in the future. If our sales are reduced for an extended period or if our production output falls because of government restrictions, we may be required to reduce payroll-related costs and other expenses in the future through layoffs or furloughs, even though we have not done so to date.

We have not experienced significant supply disruption from third-party component suppliers but if we experience strong demand in certain products, COVID-19 may impact the speed with which we are able to ramp up production due to supply chain constraints. However, we continue to face supply chain constraints primarily related to logistics, including available air cargo space and higher freight rates. Available cargo space on flights between the U.S. and Europe, and Europe and Asia has been and remains limited as a result of the impact from COVID-19 and government and business responses to it, and this has increased shipping time and costs. In addition, shipments between countries have been more severely impacted by COVID-19 and we are experiencing delays due to additional checks at border crossings, including within Europe and Asia. There has also been sporadic restrictions on individual travel between certain states in the United States of America as well. Government actions related to COVID-19 come on the heels of trade tensions between the United States and China, which may continue. We believe we have the ability to meet the near-term demand for our products, but the situation is fluid and subject to change.

We continue to monitor the rapidly evolving conditions and circumstances as well as guidance from international and domestic authorities, including public health authorities, and we may need to take additional actions based on their recommendations. There is considerable uncertainty regarding the impact on our business stemming from current measures and potential future measures that could restrict access to our facilities, limit our manufacturing and support operations and place restrictions on our workforce, customers and suppliers. The measures implemented by various authorities related to the COVID-19 outbreak have caused us to change our business practices including those related to where employees work, the distance between employees in our facilities, limitations on in-person meetings between employees and with customers, suppliers, service providers, and stakeholders as well as restrictions on some shipping activities, business travel to domestic and international locations or to attend trade shows, investor conferences and other events. In March of 2020, we formed a COVID Steering Committee to, among other things, propose, discuss, and implement best practices in response to COVID-19. The COVID Steering Committee meets weekly and more often if required. All of our executive officers and many of our key senior-level employees are members of the COVID Steering Committee.

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

Goodwill and other impairment charges

Based on our internal projections and the preparation of our financial statements for the quarter ended April 4, 2020, and considering the expected decrease in demand due to the COVID-19 pandemic and other factors, we believed that the fair value of our ILS reporting unit might no longer have exceeded its carrying value and performed an interim goodwill impairment test on the ILS and OLS reporting units. Based on the estimated fair value of the ILS reporting unit, we recorded non-cash pretax goodwill impairment charges of $327.2 million in the quarter ended April 4, 2020. In addition, we performed impairment tests on the long-lived assets allocated to the asset group of the ILS reporting unit, including intangible assets, property, plant and equipment and ROU assets as of April 4, 2020 and recorded non-cash pre-tax charges related to the impairment intangible assets, property, plant and equipment and ROU assets of the ILS reporting unit of $33.9 million, $85.6 million and $1.8 million, respectively, in the quarter ended April 4, 2020. For further discussion, see Note 8, "Goodwill and Intangible Assets" to our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended October 3, 2020.

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

We also vacated our leased facility in Santa Clara at the end of the lease term on July 31, 2020 and combined operations into our owned Santa Clara headquarters. We incurred costs in the three and nine months ended July 3, 2021 of $0.0 million and $0.1 million related to our exit from the leased facility. We incurred costs in the three and nine months ended July 4, 2020 of $0.4 million and $1.2 million, respectively, primarily related to accelerated depreciation. We also incurred costs in the first quarter of fiscal 2020 of $0.1 million for other projects.
In the fourth quarter of fiscal 2020, we began a restructuring program in our ILS segment which includes management reorganizations, the planned closure of certain manufacturing sites, and the right-sizing of global sales, service, order admin, marketing communication and certain administrative functions, among others. In the three and nine months ended July 3, 2021, we incurred costs of $0.2 million and $9.2 million, respectively, primarily related to write-offs of excess inventory and accruals for vendor commitments, which is recorded in cost of sales, estimated severance and accelerated depreciation.
See Note 19, "Restructuring Charges" in the Notes to Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

CONSOLIDATED SUMMARY

The following table sets forth, for the periods indicated, the percentage of total net sales represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	July 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	60.6%	68.1%	61.9%	67.3%
Gross profit	39.4%	31.9%	38.1%	32.7%
Operating expenses:
Research and development	8.1%	9.5%	8.4%	9.5%
Selling, general and administrative	19.8%	22.6%	20.6%	21.6%
Merger and acquisition costs	0.6%	—%	21.4%	—%
Goodwill and other impairment charges	—%	—%	—%	49.4%
Amortization of intangible assets	0.3%	0.2%	0.2%	0.4%
Total operating expenses	28.8%	32.3%	50.6%	80.9%
Income (loss) from operations	10.6%	(0.4)%	(12.5)%	(48.2)%
Other expense, net	(0.8)%	(1.4)%	(0.8)%	(1.4)%
Income (loss) before income taxes	9.8%	(1.8)%	(13.3)%	(49.6)%
Provision for (benefit from) income taxes	2.2%	1.1%	(1.6)%	(3.4)%
Net income (loss)	7.6%	(2.9)%	(11.7)%	(46.2)%

Net income for the third quarter of fiscal 2021 was $30.3 million ($1.22 per diluted share). This included $9.0 million of after-tax stock-based compensation expense, $2.7 million of after-tax amortization of intangible assets, $2.0 million of after-tax merger and acquisition costs, $0.6 million of after-tax purchase accounting step-up, $0.1 million of after-tax restructuring costs, $0.3 million non-recurring income tax net charge and $0.1 million of excess tax benefit for employee stock-based compensation. Net loss for the third quarter of fiscal 2020 was $8.7 million ($0.36 per diluted share). This included $12.8 million of after-tax stock-based compensation expense, after tax charges of $2.1 million of after-tax amortization of intangible assets, $0.7 million after-tax of accelerated compensation for our former CEO, $0.4 million of after-tax restructuring costs, $5.3 million nonrecurring income tax net charge and $0.1 million of excess tax benefits for employee stock-based compensation.

Net loss for the first nine months of fiscal 2021 was $127.8 million ($5.25 per diluted share). This included $181.2 million of after-tax merger and acquisition costs (primarily due to a termination fee paid to Lumentum), $27.3 million of after-tax stock-based compensation expense, $7.7 million of after-tax restructuring costs, $7.1 million of after-tax amortization of intangible assets, $0.6 million of after-tax purchase accounting step-up, $10.8 million non-recurring income tax net charge and $0.1 million of excess tax benefit for employee stock-based compensation. Net loss for the first nine months of fiscal 2020 was $421.8 million ($17.52 per diluted share). This included after tax charges of $423.2 million for goodwill and other impairment (goodwill and other long-lived assets), $27.7 million of after-tax stock-based compensation expense, $19.7 million of after-tax amortization of intangible assets, $1.9 million of after-tax restructuring costs, $0.7 million after-tax of accelerated compensation for our former CEO, $2.2 million non-recurring income tax net benefit and $1.1 million of excess tax benefits for employee stock-based compensation.

NET SALES

Market Application

The following tables set forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by market application (dollars in thousands):

	Three Months Ended
	July 3, 2021		July 4, 2020
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Microelectronics	$176,432	44.6%	$141,842	47.6%
Precision manufacturing	103,462	26.1%	81,737	27.4%
Instrumentation	100,267	25.4%	61,530	20.6%
Aerospace and defense	15,598	3.9%	13,221	4.4%
Total	$395,759	100.0%	$298,330	100.0%

	Nine Months Ended
	July 3, 2021		July 4, 2020
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Microelectronics	$493,557	45.0%	$394,155	43.2%
Precision manufacturing	292,310	26.7%	256,416	28.1%
Instrumentation	273,827	25.0%	222,118	24.4%
Aerospace and defense	36,100	3.3%	39,559	4.3%
Total	$1,095,794	100.0%	$912,248	100.0%

Quarterly

Net sales for the third quarter of fiscal 2021 increased by $97.4 million, or 33%, compared to the third quarter of fiscal 2020, with significant increases in the instrumentation, microelectronics and precision manufacturing markets and a smaller increase in the aerospace and defense market. The increase included higher net sales due to the negative impact in the third quarter of fiscal 2020 of approximately $9.0 million from COVID-19 shelter-in place orders and/or delays in restarting non-essential manufacturing activity at many of our customers, primarily in the precision manufacturing, instrumentation and aerospace and defense markets. We believe that we are well-positioned with our laser-based technology to benefit from technology proliferation in rapid growth areas such as 5G, flexible OLED and MicroLED. In addition, we believe the market for laser-based medical instrumentation, devices and procedures will continue to grow with the aging population around the globe. We also anticipate that technology advances will result in increased defense spending.

The increase in the microelectronics market of $34.6 million, or 24%, was primarily due to increased shipments for advanced packaging, semiconductor and flat panel display (primarily higher revenues from consumable service parts) applications and partially due to the negative impact of COVID-19 in the third quarter of fiscal 2020. In microelectronics, we expect future increases in ELA tool shipments as Asian manufacturers improve yields and ramp manufacturing as indicated by the fact that we have received new orders for these products in all three quarters of fiscal 2021. In addition, it is expected that the handset market will transition to 5G and newer technologies over time. This technology requires more power from the battery which we expect will result in the handset manufacturers having to decide between shorter talk times or placement of larger batteries in existing form factors. Since OLED displays are much thinner than liquid crystal displays (LCD), we believe 5G will increase demand for OLED displays to accommodate larger batteries. In addition, we are seeing demand for laser solutions for MicroLED pilot production. We believe that these technological demands will allow us to continue to maintain a leadership position in flat panel display applications. We are also seeing higher demand for semiconductor applications, somewhat tempered by the global semiconductor chip shortage. Demand is being driven by continuous strength in cloud computing and data centers as well as in advanced packaging applications driven by 5G demand for smaller geometry, better power management and next generation printed circuit boards.

The increase in the precision manufacturing market of $21.7 million, or 27%, was due to increased sales in materials processing components, automotive and consumer goods applications, partially offset by lower shipments for machine tools and medical applications, and was partially due to the negative impact of COVID-19 in the third quarter of fiscal 2020. The Purchasing Managers Index ("PMI") often correlates to materials processing sales. PMI is a measure of the prevailing economic trends in manufacturing. The manufacturing PMI for the U.S. and Germany has continued to rise over our last few fiscal quarters, with the U.S. and Germany maintaining near record levels. The rising PMIs are slightly tempered by supply chain pressures from extended lead time and rapidly rising materials prices. In addition, we saw automotive production return to pre-COVID-19 levels. Although unfavorably impacted by the global semiconductor chip shortage, we expect continued strong demand, especially for battery applications. Medical device manufacturing had record orders in the third quarter of fiscal 2021, with increases in the U.S., China and Europe. The timing of a recovery in some portions of this market remains uncertain.

The increase in the instrumentation market of $38.7 million, or 63%, was due primarily to higher shipments for biomedical instrumentation, scientific and medical applications. In the third quarter of fiscal 2020, scientific applications shipments were negatively impacted by COVID-19 due to closures of universities as a result of COVID-19 shelter-in-place orders. We supply lasers and optical systems for biomedical instrumentation applications and our lasers have been used in diagnostic instruments in applications including gene sequencing, biomarker identification and vaccine development. We expect demand in the scientific and government program applications to continue to fluctuate from quarter to quarter.

Sales in the aerospace and defense market increased $2.4 million, or 18%, primarily due to higher shipments in defense applications partially offset by lower optics shipments for aerospace applications. We anticipate the defense market, especially amplifiers for directed energy and specialty optics for aerospace, to be a multi-year growth opportunity for us.

Year-to-date

Net sales for the first nine months of fiscal 2021 increased by $183.5 million, or 20%, compared to the first nine months of fiscal 2020, with increases in the microelectronics, instrumentation and precision manufacturing markets partially offset by decreases in the aerospace and defense market. The increase included higher net sales due to the negative impact in the second and third quarters of fiscal 2020 of approximately $35.0 to $40.0 million from COVID-19 shelter-in place orders and/or delays in restarting non-essential manufacturing activity at many of our customers, primarily in the precision manufacturing, instrumentation and aerospace and defense markets.

The increase in the microelectronics market of $99.4 million, or 25%, was primarily due to increased shipments for flat panel display (higher shipments related to ELA tools used in the flat panel display market and higher revenues from consumable service parts), advanced packaging and semiconductor applications, and partially due to the negative impact of COVID-19 in the second and third quarters of fiscal 2020.

Sales in the precision manufacturing market increased $35.9 million, or 14%, primarily due to increased sales in materials processing components and automotive applications, partially offset by lower shipments for machine tools applications. The increase was partially due to the negative impact of COVID-19 in the second and third quarters of fiscal 2020.

The increase in the instrumentation market of $51.7 million, or 23%, was due primarily to higher shipments for scientific applications, as scientific applications shipments were negatively impacted by COVID-19 in the second and third quarters of fiscal 2020 due to closures of universities as a result of COVID-19 shelter-in-place orders, as well as higher shipments for biomedical instrumentation and medical applications.

Sales in the aerospace and defense market decreased $3.5 million, or 9%, due to lower optics shipments in defense and aerospace applications.

Segments

We are organized into two reportable operating segments: OLS and ILS. While both segments deliver cost-effective, highly reliable photonics solutions, OLS is focused on high performance laser sources and complex optical sub-systems, typically used in microelectronics manufacturing, medical diagnostics and therapeutic applications, as well as in scientific research. ILS delivers high performance laser sources, sub-systems and machine tools primarily used for industrial laser materials processing, serving important end markets like automotive, machine tool, consumer goods and medical device manufacturing as well as applications in aerospace and defense.

The following tables set forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by segment (dollars in thousands):

	Three Months Ended
	July 3, 2021		July 4, 2020
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
OEM Laser Sources (OLS)	$235,774	59.6%	$184,694	61.9%
Industrial Lasers & Systems (ILS)	159,985	40.4%	113,636	38.1%
Total	$395,759	100.0%	$298,330	100.0%

	Nine Months Ended
	July 3, 2021		July 4, 2020
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
OEM Laser Sources (OLS)	$670,184	61.2%	$559,364	61.3%
Industrial Lasers & Systems (ILS)	425,610	38.8%	352,884	38.7%
Total	$1,095,794	100.0%	$912,248	100.0%

Quarterly

Net sales for the third quarter of fiscal 2021 increased by $97.4 million, or 33%, compared to the third quarter of fiscal 2020, with increases of $51.1 million, or 28%, in our OLS segment and $46.3 million, or 41%, in our ILS segment.

The increase in our OLS segment sales was primarily due to higher shipments for biomedical instrumentation and scientific applications in the instrumentation market and higher demand for flat panel display applications, with higher revenues from consumable service parts. In addition, sales increased due to higher shipments for applications in the precision manufacturing market, semiconductor applications in the microelectronics market and medical applications in the instrumentation market. The increased sales were partially offset by lower shipments for applications in the aerospace and defense market. The increase in our ILS segment sales, including higher sales due to the negative impact of COVID-19 in the third quarter of fiscal 2020 of approximately $8.0 million, was primarily due to higher sales to the precision manufacturing market, primarily for materials processing components and automotive applications, higher sales for advanced packaging and semiconductor applications within the microelectronics market and higher sales for medical and biomedical instrumentation applications in the instrumentation market.

Year-to-date

Net sales for the first nine months of fiscal 2021 increased by $183.5 million, or 20%, compared to the first nine months of fiscal 2020, with increases of $110.8 million, or 20%, in our OLS segment and $72.7 million, or 21%, in our ILS segment.

The increase in sales in our OLS segment, including higher sales due to the negative impact of COVID-19 in the second and third quarters of fiscal 2020 of approximately $26.0 million, was primarily due to higher demand for flat panel display applications, with higher revenues from consumable service parts and higher shipments of ELA tools, as well as higher shipments for scientific and biomedical instrumentation applications in the instrumentation market, applications in the precision manufacturing market and semiconductor applications in the microelectronics market. The increased sales were partially offset by lower shipments for applications in the aerospace and defense market. The increase in our ILS segment sales, including higher sales due to the negative impact of COVID-19 in the second and third quarters of fiscal 2020 of approximately $14.0 million, was primarily due to higher sales for advanced packaging applications within the microelectronics market, higher sales to the precision manufacturing market, primarily for materials processing components and automotive applications, and higher sales to the instrumentation market.

GROSS PROFIT

Consolidated

Our gross profit percentage increased by 7.5% to 39.4% in the third quarter of fiscal 2021 from 31.9% in the third quarter of fiscal 2020 and increased by 5.4% to 38.1% in the first nine months of fiscal 2021 from 32.7% in the first nine months of fiscal 2020.

The 7.5% increase in gross profit percentage during the third quarter of fiscal 2021 included 0.3% lower amortization of intangibles and a 0.1% favorable impact of higher restructuring costs, primarily related to lower severance costs due to our closure of certain manufacturing sites as well as a 0.2% unfavorable impact due to purchase accounting adjustments (inventory step-up in other costs) related to our acquisition of Electro-Optics Technology, Inc, ("EOT") in April 2021. Excluding the 0.2% favorable net impact of lower intangibles amortization, lower restructuring costs and purchase accounting adjustments, gross profit percentage increased 7.3% compared to the third quarter of fiscal 2020 primarily due to lower other costs (5.7%), lower warranty costs (1.5%) and lower stock-based compensation (0.3%) partially offset by unfavorable product margins (0.2%) as a percentage of sales. Other costs, excluding restructuring provisions, were lower primarily due to lower inventory provisions for excess and obsolete inventory in certain OLS and ILS business units in the third quarter of fiscal 2021 compared to the third quarter of fiscal 2020. The higher excess and obsolete charges in the third quarter of fiscal 2020 were primarily due to the impact of worldwide economic uncertainties on our demand forecasts due to COVID-19. The lower warranty and installation costs as a percentage of sales were due to fewer warranty events, particularly for our HPFL products sold in China and decreased warranty events in the microelectronics market within OLS. Product margins were unfavorable in both segments due to the unfavorable impact of lower capitalized variances resulting from higher sales volumes, the non-recurring favorable impact in the third quarter of fiscal 2020 of the Coronavirus Aid, Relief, and Economic Security Act ("the CARES Act") retention credit and the unfavorable impact of the stronger Euro partially offset by the favorable absorption of manufacturing costs. Favorable mix and pricing for global tools and fiber components products in ILS were partially offset by unfavorable mix and average selling prices in OLS.

The 5.4% increase in gross profit percentage during the first nine months of fiscal 2021 included 2.1% lower amortization of intangibles primarily due to the impairment of ILS intangibles in the second quarter of fiscal 2020, a 0.5% unfavorable impact of higher restructuring costs, primarily related to the write-off of inventories, severance costs and accelerated depreciation in the first nine months of fiscal 2021 due to our planned closure of certain manufacturing sites and a 0.1% unfavorable impact due to purchase accounting adjustments (inventory step-up in other costs) related to our acquisition of EOT in April 2021. Excluding the 1.5% favorable net impact of lower intangibles amortization, higher restructuring costs and purchase accounting adjustments, gross profit percentage increased 3.9% compared to the first nine months of fiscal 2020 primarily due to lower other costs (3.2%) and lower warranty costs (1.3%) partially offset by unfavorable product margins (0.6%) as a percentage of sales. Other costs, excluding restructuring provisions, were lower primarily due to lower inventory provisions for excess and obsolete inventory in certain OLS and ILS business units in the first nine months of fiscal 2021 compared to the first nine months of fiscal 2020. The higher excess and obsolete charges in fiscal 2020 were primarily due to the impact of worldwide economic uncertainties on our demand forecasts due to COVID-19. The lower warranty and installation costs as a percentage of sales were due to fewer warranty events, particularly for our HPFL products sold in China, as well as for fiber components in ILS and decreased warranty events in the instrumentation and microelectronics markets within OLS. Unfavorable product margins in OLS resulted from unfavorable mix and average selling prices and the unfavorable impact of the stronger Euro, partially offset by favorable mix and pricing for fiber components and global tools products in ILS. In both segments, the unfavorable impact of lower capitalized variances resulting from higher sales volumes were partially offset by the favorable absorption of manufacturing costs.

Our gross profit percentage has been and will continue to be affected by a variety of factors including the impact of product mix, pricing on volume orders, our ability to manufacture advanced and more complex products, manufacturing efficiencies, excess and obsolete inventory write-downs, warranty costs, amortization of intangibles, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems, commodity prices and foreign currency fluctuations against the U.S. Dollar, particularly the recent volatility of the Euro and to a lesser extent, the Japanese Yen and South Korean Won. Our gross profit in future quarters will continue to be favorably impacted by lower amortization and depreciation as a result of the impairments of long-lived assets in our ILS segment in the second quarter of fiscal 2020. We have embarked on a number of internal strategic initiatives and are expecting that the impact of those will include continued improvement of our gross margins during the remainder of calendar 2021.

OEM Laser Sources

The gross profit percentage in our OLS segment decreased by 1.2% to 45.4% in the third quarter of fiscal 2021 from 46.6% in the third quarter of fiscal 2020. The gross profit percentage in our OLS segment decreased by 1.1% to 45.3% in the first nine months of fiscal 2021 from 46.4% in the first nine months of fiscal 2020.

The 1.2% decrease in gross profit percentage during the third quarter of fiscal 2021 included a 0.4% unfavorable impact due to purchase accounting adjustments (0.3% of inventory step-up in other costs and 0.1% intangibles amortization) related to our acquisition of EOT in April 2021. The decrease was primarily due to unfavorable product margins (2.4%) (both mix of product and service revenues and average selling prices) and the unfavorable impact of the stronger Euro as well as the unfavorable impact of lower capitalized variances resulting from higher sales volumes and the non-recurring favorable impact in the third quarter of fiscal 2020 of the CARES Act retention credit partially offset by the favorable absorption of manufacturing costs and higher intangibles amortization (0.1%) as a percentage of sales. The unfavorable product costs were partially offset by lower warranty costs (1.1%) as a percentage of sales due to decreased warranty events in the microelectronics and instrumentation markets and lower other costs (0.2%) primarily due to lower inventory provisions for excess and obsolete inventory in certain business units partially offset by the unfavorable impact of EOT purchase accounting adjustments.

The 1.1% decrease in gross profit percentage during the first nine months of fiscal 2021 included a 0.2% unfavorable impact due to purchase accounting adjustments (0.2% of inventory step-up in other costs) related to our acquisition of EOT in April 2021. The decrease was primarily due to unfavorable product margins (3.0%) (both mix of product and service revenues and average selling prices) and the unfavorable impact of the stronger Euro as well as the unfavorable impact of lower capitalized variances resulting from higher sales volumes partially offset by the favorable absorption of manufacturing costs. The unfavorable product costs were partially offset by lower other costs (1.2%) primarily due to lower inventory provisions for excess and obsolete inventory in certain business units partially offset by the unfavorable impact of EOT purchase accounting adjustments and lower warranty costs (0.7%) as a percentage of sales due to decreased warranty events in the instrumentation and microelectronics markets.

Industrial Lasers & Systems

The gross profit percentage in our ILS segment increased by 21.7% to 31.6% in the third quarter of fiscal 2021 from 9.9% in the third quarter of fiscal 2020. The gross profit percentage in our ILS segment increased by 15.5% to 27.9% in the first nine months of fiscal 2021 from 12.4% in the first nine months of fiscal 2020.

The 21.7% increase in gross profit percentage during the third quarter of fiscal 2021 included 0.8% lower amortization of intangibles and a 0.2% favorable impact of lower restructuring costs, primarily related to lower severance costs due to the closure of certain manufacturing sites. Excluding the net 1.0% favorable impact of lower intangibles amortization and lower restructuring costs, gross profit percentage increased 20.7% compared to the third quarter of fiscal 2020 primarily due to lower other costs (14.4%) due to lower provisions for excess and obsolete inventory, favorable product costs (4.1%) and lower warranty and installation costs (2.2%) as a percentage of sales due to fewer warranty events, particularly for our HPFL products sold in China, and for fiber components products. The higher excess and obsolete charges in the third quarter of fiscal 2020 were primarily due to the impact of worldwide economic uncertainties on our demand forecasts due to COVID-19. Product costs, net of restructuring costs, were favorable primarily due to favorable mix and pricing for global tools and fiber components products and the favorable absorption of manufacturing costs including the impact of restructuring plans initiated in prior periods, partially offset by the unfavorable impact of lower capitalized variances resulting from higher sales volumes.

The 15.5% increase in gross profit percentage during the first nine months of fiscal 2021 included 5.4% lower amortization of intangibles due to the impairment of ILS intangibles in the second quarter of fiscal 2020 and a 1.3% unfavorable impact of higher restructuring costs, primarily related to the write-off of inventories, severance costs and accelerated depreciation in the first and second quarters of fiscal 2021 due to our planned closure of certain manufacturing sites. Excluding the net 4.1% favorable impact of lower intangibles amortization and higher restructuring costs, gross profit percentage increased 11.4% compared to the first nine months of fiscal 2020 primarily due to lower other costs (6.2%) due to lower provisions for excess and obsolete inventory, favorable product costs (3.1%) and lower warranty and installation costs (2.1%) as a percentage of sales due to fewer warranty events, particularly for our HPFL products sold in China, and for fiber components products. The higher excess and obsolete charges in the first nine months of fiscal 2020 were primarily due to the impact of worldwide economic uncertainties on our demand forecasts due to COVID-19. Product costs, net of restructuring costs, were favorable primarily due to the favorable absorption of manufacturing costs including the impact of restructuring plans initiated in prior periods and favorable mix and pricing for fiber components and global tools products partially offset by the unfavorable impact of lower capitalized variances resulting from higher sales volumes.

OPERATING EXPENSES:

	Three Months Ended
	July 3, 2021		July 4, 2020
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$31,982	8.1%	$28,283	9.5%
Selling, general and administrative	78,219	19.8%	67,525	22.6%
Merger and acquisition costs	2,578	0.6%	—	—%
Amortization of intangible assets	1,100	0.3%	643	0.2%
Total operating expenses	$113,879	28.8%	$96,451	32.3%

	Nine Months Ended
	July 3, 2021		July 4, 2020
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$92,210	8.4%	$86,757	9.5%
Selling, general and administrative	225,109	20.6%	197,383	21.6%
Merger and acquisition costs	234,574	21.4%	—	—%
Goodwill and other impairment charges	—	—%	451,025	49.4%
Amortization of intangible assets	2,293	0.2%	3,371	0.4%
Total operating expenses	$554,186	50.6%	$738,536	80.9%

Research and development

Quarterly

Research and development ("R&D") expenses increased $3.7 million, or 13%, during the third quarter of fiscal 2021 compared to the same quarter one year ago. The increase was primarily due to $2.4 million higher employee-related spending, $0.7 million incremental spending due to the acquisition of EOT in April 2021, $0.6 million higher spending on materials net of the favorable impact of higher customer reimbursements and $0.4 million higher charges for increases in deferred compensation plan liabilities. Partially offsetting the increases was $0.4 million lower stock-based compensation expense. The higher employee-related spending was primarily due to higher variable compensation, the unfavorable impact of foreign exchange rates and higher headcount.

On a segment basis as compared to the prior year period, OLS R&D spending increased $2.7 million with higher employee-related spending, the unfavorable impact of foreign exchange rates, the acquisition of EOT and higher spending on materials. ILS R&D spending increased $1.0 million primarily due to higher employee-related spending and the unfavorable impact of foreign exchange rates partially offset by lower spending on materials. Corporate and other R&D spending was flat with higher charges for increases in deferred compensation plan liabilities offset by lower stock-based compensation expense.

Year-to-date

R&D expenses increased $5.5 million, or 6%, during the first nine months of fiscal 2021 compared to the same period one year ago. The increase was primarily due to $4.0 million higher employee-related spending, $1.0 million higher charges for increases in deferred compensation plan liabilities, $0.7 million incremental spending due to the acquisition of EOT in April 2021 and $0.3 million higher stock-based compensation expense. Partially offsetting the increases was $0.5 million lower spending on materials net of the impact of lower customer reimbursements. The higher employee-related spending was due to higher variable compensation, the unfavorable impact of foreign exchange rates and higher severance costs partially offset by the impact of an extra week in the second quarter of fiscal 2020 and the impact of headcount reductions in closed sites.

On a segment basis as compared to the prior year period, OLS R&D spending increased $3.8 million with higher employee-related spending, the unfavorable impact of foreign exchange rates and the acquisition of EOT partially offset by lower spending on materials. ILS R&D spending increased $0.3 million primarily due to higher employee-related spending and the unfavorable impact of foreign exchange rates partially offset by lower spending on materials. Corporate and other R&D spending increased $1.4 million primarily due to higher charges for increases in deferred compensation plan liabilities and higher stock-based compensation expense.

Selling, general and administrative

Quarterly

Selling, general and administrative ("SG&A") expenses increased $10.7 million, or 16%, during the third quarter of fiscal 2021 compared to the same quarter one year ago. The increase was primarily due to $9.8 million higher employee-related spending, $2.7 million higher other variable spending, $1.7 million higher charges for increases in deferred compensation plan liabilities and $0.9 million incremental spending due to the acquisition of EOT in April 2021 partially offset by $4.4 million lower stock-based compensation expense. The $9.8 million higher employee-related spending was primarily due to higher variable compensation, the unfavorable impact of foreign exchange rates and higher sales commissions partially offset by lower costs related to the transition of our former CEO to special advisor status and the impact of lower headcount. The $2.7 million higher other variable spending included higher consulting on special projects, higher rep commissions and higher travel as well as the unfavorable impact of foreign exchange rates.

On a segment basis as compared to the prior year period, OLS SG&A expenses increased $6.4 million primarily due to higher employee-related spending, the unfavorable impact of foreign exchange rates, the acquisition of EOT and higher variable spending on travel and other discretionary spending. ILS SG&A spending increased $4.6 million primarily due to higher employee-related spending, the unfavorable impact of foreign exchange rates and higher variable spending on travel and other discretionary spending. Corporate and other SG&A spending decreased $0.3 million primarily due to lower stock-based compensation expense partially offset by higher charges for increases in deferred compensation plan liabilities, higher employee-related spending (including higher variable compensation) and higher consulting fees.

Year-to-date

SG&A expenses increased $27.7 million, or 14%, during the first nine months of fiscal 2021 compared to the same period one year ago. The increase was primarily due to $25.0 million higher employee-related spending, $4.6 million higher charges for increases in deferred compensation plan liabilities and $0.9 million incremental spending due to the acquisition of EOT in April 2021 partially offset by $2.6 million lower stock-based compensation expense and $0.2 million lower other variable spending. The $25.0 million higher employee-related spending was primarily due to higher variable compensation, the unfavorable impact of foreign exchange rates, higher sales commissions and higher severance and restructuring costs partially offset by the impact of an extra week in the second quarter of fiscal 2020, the impact of lower headcount and lower costs related to the transition of our former CEO to special advisor status. The $2.6 million lower stock-based compensation expense is primarily due to lower accounting acceleration charges for equity grants for our former CEO partially offset by increased equity grants to our employees, including our executives. The $0.2 million lower other variable spending included lower travel and other discretionary spending due to COVID-19 and lower depreciation expense due to the impairment of ILS long-lived assets in the second quarter of fiscal 2020 offset by higher consulting on special projects, the impact of a benefit in first quarter of fiscal 2020 of $1.4 million due to amounts received from a legal settlement on a resolved asset recovery matter and the unfavorable impact of foreign exchange rates.

On a segment basis as compared to the prior year period, OLS SG&A expenses increased $10.7 million primarily due to higher employee-related spending and the unfavorable impact of foreign exchange rates partially offset by lower variable spending on travel and other discretionary spending. ILS SG&A spending increased $6.5 million primarily due to higher employee-related spending including the favorable impact of lower headcount, the unfavorable impact of foreign exchange rates and the prior year settlement on the resolved asset recovery matter partially offset by lower variable spending on travel and depreciation. Corporate and other SG&A spending increased $10.5 million primarily due to higher employee-related spending (including higher variable compensation), higher charges for increases in deferred compensation plan liabilities and higher consulting fees partially offset by lower stock-based compensation expense.

Merger and acquisition costs

In the third quarter of fiscal 2021, we recorded $2.6 million in merger and acquisition costs for legal and other consultants related to the II-VI Merger Agreement and other acquisition-related costs. In the first nine months of fiscal 2021, we recorded $234.6 million in merger and acquisition costs, including $217.6 million paid to Lumentum as a termination fee, as well as costs for investment banking, legal and other consultants related to our merger agreements with Lumentum and II-VI and other acquisition-related costs.

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
Amortization of intangible assets

Amortization of intangible assets increased $0.5 million and decreased $1.1 million, respectively, in the three and nine months ended July 3, 2021 compared to the same periods last year. The third fiscal quarter increase was primarily due to the acquisition of EOT in April 2021. The decrease for the first nine months of fiscal 2021 was primarily due to the impairment of ILS intangibles in the second quarter of fiscal 2020 and the completion of the amortization of certain intangibles from acquisitions partially offset by the unfavorable impact of foreign exchange rates and the acquisition of EOT in April 2021.

OTHER INCOME (EXPENSE) — NET

Other income (expense), net, decreased by $1.0 million to an expense of $3.3 million in the third quarter of fiscal 2021 from an expense of $4.3 million in the third quarter of fiscal 2020. Other income (expense), net, decreased by $4.9 million to an expense of $8.1 million in the first nine months of fiscal 2021 from an expense of $13.0 million in the first nine months of fiscal 2020.

The third fiscal quarter decrease in net other expense was primarily due to $2.1 million higher gains, net of expenses, on our deferred compensation plan assets partially offset by $0.5 million higher interest expense due to the unfavorable impact of foreign exchange rates and a $0.3 million higher charge from non-service pension expense.

The decrease for the first nine months of fiscal 2021 in net other expense was primarily due to $6.1 million higher gains, net of expenses, on our deferred compensation plan assets partially offset by $1.0 million higher interest expense due to the unfavorable impact of foreign exchange rates.

INCOME TAXES

Our effective tax rates on income before income taxes for the three months and loss before income taxes for the nine months ended July 3, 2021 were 22.1% and 12.0%, respectively. Our effective tax rates for the three months and nine months ended July 3, 2021 were unfavorably impacted primarily due to the impact of income subject to foreign tax rates that are higher than the U.S. tax rates, the deferred taxes on foreign earnings not considered permanently reinvested, stock-based compensation not deductible for tax purposes and limitations on the deductibility of compensation under Internal Revenue Code Section 162(m), partially offset by the benefit of federal research and development tax credits and our Singapore tax exemption. Additionally, our nine months effective tax rate was also unfavorably impacted due to the establishment of valuation allowances for certain foreign deferred tax assets in the first quarter of fiscal 2021.

Coherent's results reflect the payment of a termination fee to Lumentum of $217.6 million in the second quarter of fiscal 2021. This amount was treated as deductible for both book and tax purposes in accordance with our accounting policy and was included as a discrete item in our second quarter of fiscal 2021 tax provision calculation.

Our effective tax rates on loss before income taxes for the three and nine months ended July 4, 2020 reflected a provision at a 59.6% rate and a benefit at a 6.9% rate, respectively. Our effective tax rates for the three months ended July 4, 2020 was unfavorably impacted primarily due to the establishment of valuation allowances for certain deferred tax assets. Our effective tax rate for the nine months ended July 4, 2020 was unfavorably impacted primarily due to the impairment of goodwill that is not deductible for tax purposes and the establishment of valuation allowances for certain deferred tax assets. These unfavorable impacts were partially offset by the release of unrecognized tax benefits net of settlements and competent authority offsets, the geographic distribution of the impairments of certain long-lived assets that are deductible for tax purposes and the reduction in foreign earnings subject to foreign tax rates that are higher than the U.S. tax rates.

LIQUIDITY AND CAPITAL RESOURCES

At July 3, 2021, we had assets classified as cash and cash equivalents and short-term investments, in an aggregate amount of $409.2 million, compared to $475.6 million at October 3, 2020. In addition, at July 3, 2021, we had $16.1 million of restricted cash. At July 3, 2021, approximately $301.1 million of our cash and securities was held in certain of our foreign subsidiaries and branches, $276.4 million of which was denominated in currencies other than the U.S. Dollar. Our foreign subsidiaries loaned approximately $124.3 million of funds to Coherent, Inc. to pay a termination fee of $217.6 million to Lumentum in March 2021. Our current business plans do not demonstrate a need for additional foreign funds to support our domestic operations and it is our intention to repay our borrowings to our foreign subsidiaries. If, however, a portion of our foreign funds are needed for and distributed to our operations in the United States via a dividend, we may be subject to additional foreign withholding taxes and certain state taxes. The amount of the U.S. and foreign taxes due would depend on the amount and manner of repatriation, as well as the location from where the funds are repatriated. We historically asserted our intention to indefinitely reinvest foreign earnings. As a result of the enactment of the U.S. Tax Cuts and Jobs Act ("Tax Act") and certain income tax treaty updates, we no longer consider foreign earnings to be indefinitely reinvested in our foreign subsidiaries. We actively monitor the third-party depository institutions that hold these assets, primarily focusing on the safety of principal and secondarily maximizing yield on these assets. We diversify our cash and cash equivalents and investments among various financial institutions, money market funds, sovereign debt and other securities in order to reduce our exposure should any one of these financial institutions or financial instruments fail or encounter difficulties. To date, we have not experienced any material loss or lack of access to our invested cash, cash equivalents or short-term investments. However, we can provide no assurances that access to our invested cash, cash equivalents or short-term investments will not be impacted by adverse conditions in the financial markets. To date, we have had sufficient liquidity to manage the financial impact of COVID-19. However, we can provide no assurance that this will continue to be the case if the impact of COVID-19 is prolonged or if there is an extended impact on us or the economy in general. Further, COVID-19 has caused significant uncertainty and volatility in the credit markets. If our liquidity or access to capital becomes significantly constrained, or if costs of capital increase significantly due to the impact of COVID-19 as result of a volatility in the capital markets, a reduction in our creditworthiness or other factors, then our financial condition, results of operations and cash flows could be materially adversely affected.

See "Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk" below for more information about risks and trends related to foreign currencies.

Sources and Uses of Cash

Historically, our primary source of cash has been provided by operations. Other sources of cash in the past few fiscal years include proceeds from our Euro Term Loan used to finance our acquisition of Rofin, proceeds received from the sale of our stock through our employee stock purchase plan as well as borrowings under our Revolving Credit Facility and for the construction of a facility in Germany. Our historical uses of cash have primarily been for acquisitions of businesses and technologies, the repurchase of our common stock, merger and acquisition costs, the purchases of property and equipment and debt issuance costs. Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our condensed consolidated statements of cash flows and the notes to condensed consolidated financial statements:

	Nine Months Ended
	July 3, 2021	July 4, 2020
	(in thousands)
Net cash provided by operating activities	$3,085	$160,064
Acquisition of businesses, net of cash acquired	(28,810)	—
Issuance of shares under employee stock plans	12,483	13,361
Net settlement of restricted common stock	(10,081)	(13,519)
Borrowings (repayments), net	20,949	(7,180)
Purchases of property and equipment	(60,496)	(48,436)

Net cash provided by operating activities decreased by $157.0 million for the first nine months of fiscal 2021 compared to the same period one year ago. The decrease in cash provided by operating activities was primarily due to lower net income including the termination fee paid to Lumentum, non-cash adjustments and lower cash flows from accounts receivable and deferred taxes, partially offset by higher cash flows from income taxes payable, accounts payable, inventories and other current liabilities. In order to support our liquidity during the pandemic, we are proactively taking measures to increase available cash on hand, including, but not limited to, reducing discretionary spending for operating and capital expenses. To further support our liquidity, we elected to defer the payment of our employer portion of social security taxes beginning in April 2020 and through the end of the calendar year, which we expect to pay in equal installments in the first quarters of fiscal 2022 and 2023, as provided for under the CARES Act. We believe that our existing cash, cash equivalents and short term investments combined with cash to be provided by operating activities and amounts available under our Revolving Credit Facility will be adequate to cover our working capital needs and planned capital expenditures for at least the next 12 months to the extent such items are known or are reasonably determinable based on current business and market conditions, including consideration of the impact of COVID-19. However, we may elect to finance certain of our capital expenditure requirements through other sources of capital. We continue to follow our strategy to further strengthen our financial position by using available cash flow to fund operations.

We intend to continue to consider acquisition opportunities at valuations we believe are reasonable based upon market conditions. However, we cannot accurately predict the timing, size and success of our acquisition efforts or our associated potential capital commitments. Furthermore, we cannot assure you that we will be able to acquire businesses on terms acceptable to us. We expect to fund future acquisitions, if any, through existing cash balances and cash flows from operations and additional borrowings (as in our acquisition of Rofin). If required, we will consider the issuance of securities. The extent to which we will be willing or able to use our common stock to make acquisitions will depend on its market value at the time and the willingness of potential sellers to accept it as full or partial payment. On April 19, 2021, we acquired EOT for approximately $29.3 million in cash.

In fiscal 2020, we made debt principal payments of $7.5 million, recorded interest expense on the Euro Term Loan of $12.3 million and recorded $3.3 million amortization of debt issuance costs. In fiscal 2020, we recorded interest expense related to our Revolving Credit Facility of $0.6 million.

In the first nine months of fiscal 2021, we made debt principal payments of $6.0 million, recorded interest expense on the Euro Term Loan of $9.8 million and recorded $2.6 million amortization of debt issuance costs. In the first nine months of fiscal 2021, we recorded interest expense related to our Revolving Credit Facility of $0.3 million.

On March 25, 2021, we paid a termination fee of $217.6 million to Lumentum.

On December 21, 2020, Coherent LaserSystems GmbH & Co. KG entered into a loan agreement with Commerzbank for borrowings of up to 24.0 million Euros, to be drawn down by October 29, 2021, to finance a portion of the construction of a new facility in Germany. As of July 3, 2021, 24.0 million Euros have been withdrawn under this loan facility.

Additional sources of cash available to us, in addition to the amounts available under the Revolving Credit Facility, were international currency lines of credit and bank credit facilities totaling $15.1 million as of July 3, 2021, of which $13.2 million was unused and available. These unsecured international credit facilities were used in Europe during the first nine months of fiscal 2021. As of July 3, 2021, we had utilized $1.9 million of the international credit facilities as guarantees in Europe.

Our ratio of current assets to current liabilities decreased to 3.1:1 at July 3, 2021 compared to 4.5:1 at October 3, 2020. The decrease in our ratio was primarily due to higher accounts payable, higher other current liabilities and lower cash and cash-equivalents. Our cash and cash equivalents, short-term investments and working capital are as follows:

	July 3, 2021	October 3, 2020
	(in thousands)
Cash and cash equivalents	$394,098	$440,258
Short-term investments	15,129	35,346
Working capital	784,007	943,606

Contractual Obligations and Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as defined under Regulation S-K of the Securities Act of 1933. Information regarding our contractual obligations is provided in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended October 3, 2020. There have been no material changes in contractual obligations outside of the ordinary course of business since October 3, 2020. Information regarding our other financial commitments at July 3, 2021 is provided in the Notes to Condensed Consolidated Financial Statements in this report.

Changes in Financial Condition

Cash provided by operating activities during the first nine months of fiscal 2021 was $3.1 million, which included cash provided by operating assets and liabilities of $81.9 million (primarily higher accounts payable, higher accrued payroll, lower inventories and higher income taxes payable net of higher accounts receivable), depreciation and amortization of $41.0 million, stock-based compensation expense of $31.4 million, amortization of operating ROU assets of $13.4 million, non-cash restructuring charges of $4.4 million and amortization of debt issuance cost of $2.6 million partially offset by net loss of $127.8 million (including the $217.6 million termination fee paid to Lumentum) and net increases in deferred tax assets of $45.3 million. Cash provided by operating activities during the first nine months of fiscal 2020 was $160.1 million, which included non-cash goodwill and other impairment charges of $451.0 million, depreciation and amortization of $63.4 million, stock-based compensation expense of $31.1 million, cash provided by operating assets and liabilities of $39.9 million (primarily lower accounts receivable and higher accounts payable net of lower income taxes payable and payments made for lease liabilities), amortization of operating ROU assets of $12.1 million, amortization of debt issuance cost of $2.5 million and non-cash restructuring charges of $2.1 million partially offset by net loss of $421.8 million and net increases in deferred tax assets of $21.8 million.

Cash used in investing activities during the first nine months of fiscal 2021 was $66.3 million, which included $57.7 million, net of proceeds from dispositions, used to acquire property and equipment and purchase and upgrade buildings and $28.8 million, net of cash acquired, used to purchase EOT partially offset by $20.3 million net maturities of available-for-sale securities. Cash used in investing activities during the first nine months of fiscal 2020 was $89.5 million, which included $47.8 million, net of proceeds from dispositions, used to acquire property and equipment and purchase and upgrade buildings and $41.8 million net purchases of available-for-sale securities.

Cash provided by financing activities during the first nine months of fiscal 2021 was $23.4 million, which included $20.9 million net debt borrowings and $12.5 million generated from our employee stock purchase plan partially offset by $10.1 million in outflows due to net settlement of restricted stock units. Cash used in financing activities during the first nine months of fiscal 2020 was $7.3 million, which included $13.5 million in outflows due to net settlement of restricted stock units and $7.2 million net debt payments partially offset by $13.4 million generated from our employee stock option and purchase plans.

Changes in exchange rates during the first nine months of fiscal 2021 resulted in an increase in cash balances of $4.5 million. Changes in exchange rates during the first nine months of fiscal 2020 resulted in an increase in cash balances of $2.4 million.

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

Interest rate sensitivity

A portion of our investment portfolio is composed of fixed income securities. These securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately (whether due to changes in overall market rates or credit worthiness of the issuers of our individual securities) and uniformly by 10% from levels at July 3, 2021, the fair value of the portfolio, based on quoted market prices in active markets involving similar assets, would decline by an immaterial amount due to their short-term maturities. We have the ability to generally hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. If necessary, we may sell short-term investments prior to maturity to meet our liquidity needs.

At July 3, 2021, the fair value of our available-for-sale debt securities was $15.1 million, all of which was classified short-term investments. Gross unrealized gains on available-for-sale debt securities were $0.1 million at July 3, 2021.

We are exposed to market risks related to fluctuations in interest rates related to our Euro Term Loan. As of July 3, 2021, we owed $417.7 million on this loan with an interest rate of 3.0% as of July 3, 2021. We performed a sensitivity analysis on the outstanding portion of our debt obligation as of July 3, 2021. Should the current average interest rate increase or decrease by 10%, the resulting annual increase or decrease to interest expense would be approximately $1.2 million as of July 3, 2021.

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

A hypothetical 10% change in foreign currency rates on our forward contracts would not have a material impact on our results of operations, cash flows or financial position. For example, a 10% change in the Euro as of July 3, 2021 would amount to less than a 0.7% change on our consolidated balance sheet.

At July 3, 2021, approximately $301.1 million of our cash, cash equivalents and short-term investments were held outside the U.S. in certain of our foreign operations, $276.4 million of which was denominated in currencies other than the U.S. dollar.

See Note 7, "Derivative Instruments and Hedging Activities" in Notes to Condensed Consolidated Financial Statements for further discussion of our derivatives and hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

Management's Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of July 3, 2021 ("Evaluation Date"). The controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended July 3, 2021.

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

RISKS RELATED TO OUR PROPOSED ACQUISITION BY II-VI

Our proposed acquisition may be delayed or not occur at all for a variety of reasons, including the possibility that the II-VI Merger Agreement is terminated or expires prior to the consummation of the acquisition.

On March 25, 2021, we entered into the II-VI Merger Agreement, pursuant to which we agreed to be acquired for $220.00 in cash per Coherent share and 0.91 of a share of II-VI common stock per Coherent share. On June 24, 2021, II-VI and Coherent held special meetings of their shareholders and stockholders, respectively, at which all proposals relating to the II-VI Merger Agreement were approved.

Completion of the Merger is subject to customary closing conditions, including (i) the absence of certain legal impediments and (ii) regulatory approvals in applicable jurisdictions outside the United States, including China, South Korea and Germany. Many of the conditions to completion of the Merger are not within either our or II-VI's control, and we cannot predict when or if these conditions will be satisfied (or waived, as applicable).

The II-VI Merger Agreement contains customary mutual termination rights for us and II-VI, including if the Merger is not completed by December 25, 2021 (subject to automatic extension first to March 25, 2022, then to June 25, 2022 and finally to September 25, 2022, in each case, to the extent the regulatory closing conditions remain outstanding).

The II-VI Merger Agreement also contains customary termination rights for the benefit of each party, including if the other party breaches its representations, warranties or covenants under the II-VI Merger Agreement in a way that would result in a failure of the other party's condition to closing being satisfied (subject to certain procedures and cure periods).

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

•we have incurred significant expenses, including the costs of settlement, in connection with litigation against us and our directors and officers in connection with the Merger for which we will have received little or no benefit if the Merger is not consummated; and

•failure to consummate the Merger may result in negative publicity and/or give a negative impression of us in the investment community or business community generally.

The Merger could divert management's attention, disrupt our relationships with third parties and employees and result in negative publicity or legal proceedings, any of which could negatively impact our operating results and ongoing business.

We have expended, and continue to expend, significant management time and resources in an effort to complete the Merger, which may have a negative impact on our ongoing business. Uncertainty regarding the outcome of the Merger and our future could disrupt our business relationships with our existing and potential customers, suppliers, vendors, landlords and other business partners, who may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than us. Uncertainty regarding the outcome of the Merger could also adversely affect our ability to recruit and retain key personnel and other employees. The pendency of the Merger may also result in negative publicity and a negative impression of us in the financial markets, and has resulted in, and may result in additional, litigation against us and our directors and officers. Such litigation may be distracting to management and has required us to incur, and may require us to incur additional, significant costs. Such litigation could result in the Merger being delayed and/or enjoined by a court of competent jurisdiction, which could prevent the Merger from becoming effective. The occurrence of any of these events individually or in combination could have a material and adverse effect on our business, financial condition and results of operations.

While the II-VI Merger Agreement is in effect, we are subject to certain interim covenants.

While the II-VI Merger Agreement is in effect, we are subject to customary interim operating covenants and must generally operate our business in the ordinary course, subject to certain exceptions. These restrictions could prevent us from pursuing certain business opportunities that may arise prior to the consummation of the Merger. The interim operating covenants require us to obtain II-VI's consent (such consent not to be unreasonably conditioned, withheld or delayed) prior to taking certain actions, which requirement could significantly impact Coherent's operating results and ongoing business.

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

The rights of Coherent stockholders are governed by Delaware law and by the charter and bylaws of Coherent. If the Merger is completed, Coherent stockholders will become holders of II-VI common stock, and their rights will be governed by Pennsylvania law and the charter and bylaws of II-VI. Coherent stockholders will, therefore, have different rights after becoming II-VI stockholders due to differences in governing law and between the Coherent governing documents and the II-VI governing documents.

After completion of the Merger, II-VI may fail to realize the anticipated benefits and cost savings of the Merger, which could adversely affect the value of II-VI common stock.

The success of the Merger will depend, in part, on II-VI's ability to realize the anticipated benefits and cost savings from combining the businesses of II-VI and Coherent. The anticipated benefits and cost savings of the Merger may not be realized fully or at all, may take longer to realize than expected or could have other adverse effects that we do not currently foresee. The integration process may, for us and II-VI, result in the loss of key employees, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures and policies. There could be potential unknown liabilities and unforeseen expenses associated with the Merger that were not discovered in the course of performing due diligence.

Additionally, the integration will require significant time and focus from management following the acquisition which may disrupt the business of the combined company.

RISKS RELATED TO COVID-19 PANDEMIC

Our business, financial condition and results of operations may be materially adversely affected by the COVID-19 pandemic and the related private and public sector responses to the pandemic.

The full extent to which the COVID-19 pandemic could impact our financial condition and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including COVID-19 infections intensifying or returning in various geographic areas as is currently happening in Europe, Asia and the United States, new medical and other information that may emerge concerning COVID-19, and the actions by governmental entities or others to address it, contain it or treat its impact.

COVID-19 poses the risk that we or our employees, suppliers, distributors, customers and others may be restricted or prevented from conducting business activities for indefinite or intermittent periods of time, including as a result of employee health and safety concerns, shutdowns, shelter-in-place ("SiP") orders, travel restrictions and other actions and restrictions that may be prudent or required by governmental authorities. Even after governmental entities have lifted SiP orders, there is a risk that such orders will be reinstated, making it difficult to predict the long-term financial impact of this virus on the Company. Examples of this have been seen across the globe, including most recently in continuing actions and guidance provided by the U.S. and European governments.

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

Please refer to "Coronavirus pandemic (COVID-19)" under "Significant Events" in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional discussion of the risks related to the COVID-19 pandemic and its impact on the Company.

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

We currently purchase several key components and materials used in the manufacture of our products from sole source or limited source suppliers. From time-to-time our customers require us to ramp up production and/or accelerate delivery schedules of our products, and our key suppliers may not have the ability to increase their production in line with our customers' demands. This can become acute during times of high growth in our customers' businesses. Our failure to timely receive these key components and materials would likely cause delays in the shipment of our products, which would likely negatively impact both our customers and our business. Some of these suppliers are relatively small private companies that may discontinue their operations at any time and may be particularly susceptible to prevailing economic conditions. Some of our suppliers are located in regions susceptible to natural and man-made disasters, such as Thailand which has experienced severe flooding, Japan which has experienced earthquakes, tsunamis and a resulting nuclear disaster, and the Eastern part of the United States, California, Belgium and Germany, which have experienced severe flooding, wildfires and/or power loss. In addition, our suppliers have been adversely affected by the COVID-19 pandemic and the related imposition of government restrictions to mitigate the spread of the virus. We typically purchase our components and materials through purchase orders or agreed upon terms and conditions, and we do not have guaranteed supply arrangements with many of these suppliers. For certain long-lead time supplies or in order to lock-in pricing, we may be obligated to place non-cancellable purchase orders or otherwise assume liability for a large amount of the ordered supplies, which limits our ability to adjust down our inventory liability in the event of market downturns or other customer cancellations or rescheduling of their purchase orders for our products.

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

In the flat panel display market, it is unclear when the timing will be, or whether it will occur at all, for any further build-out of fabs for the manufacture of OLED screens, and there are a relatively limited number of manufacturers who are the end customers for our annealing products. In the third quarter of fiscal 2021, Advanced Process Systems Corporation, an integrator in the flat panel display market based in South Korea, contributed more than 10% of our revenue. Given macroeconomic conditions, varying consumer demand and technical process limitations at manufacturers, we may see fluctuations in orders, including periods with no or few orders, and our customers may seek to reschedule or cancel orders. For example, in the fourth quarter of fiscal 2018, a customer requested a change of delivery date resulting in a significant order being rescheduled from the first to the second quarter of fiscal 2019. In addition, in the first quarter of fiscal 2019, one customer cancelled three purchase orders which included backlog shippable within 12 months of $38.2 million as well as some additional orders which were unscheduled.

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

For the three and nine months ended July 3, 2021, 78% and 78%, respectively, of our net sales were derived from customers outside of the United States. For fiscal 2020, 2019 and 2018, 76%, 76% and 84%, respectively, of our net sales were derived from customers outside of the United States. We anticipate that international sales, particularly in Asia, will continue to account for a significant portion of our net sales in the foreseeable future.

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

•the impact of recessions and other economic conditions in economies outside the United States, including, for example, recent dips in the manufacturing Purchasing Managers' Index as well as the Institute of Supply Management data in the Eurozone, in particular in Germany;

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

•incur debt;

•assume liabilities; or

•incur expenses related to impairment of goodwill and other long-lived assets, as we incurred in the quarter ended April 4, 2020 totaling $451.0 million.

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

In November 2016, we entered into a credit agreement (the "Credit Agreement"), which provided for a 670.0 million Euro term loan (the "Euro Term Loan"), all of which was drawn, and a $100.0 million revolving credit facility (the "Revolving Credit Facility"), under which a 10 million Euro letter of credit was issued. As of July 3, 2021, 353.2 million Euros were outstanding under the Euro Term Loan. As of July 3, 2021, the Revolving Credit Facility had been used for guarantees of 10.0 million

Euros as well as borrowings of $10.0 million. We may incur additional indebtedness in the future by accessing the Revolving Credit Facility and/or entering into new financing arrangements. Our ability to pay interest and repay the principal of our current indebtedness is dependent upon our ability to manage our business operations and the ongoing interest rate environment. There can be no assurance that we will be able to manage any of these risks successfully.

The Credit Agreement contains customary affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations, and negative covenants, including covenants limiting the ability of us and our subsidiaries to, among other things, incur debt, grant liens, make investments, make certain restricted payments, transact with affiliates, and sell assets. The Credit Agreement also requires us and our subsidiaries to maintain a senior secured net leverage ratio as of the last day of each fiscal quarter of less of than or equal to 3.50 to 1.00. The Credit Agreement contains customary events of default that include, among other things, payment defaults, cross defaults with certain other indebtedness, violation of covenants, inaccuracy of representations and warranties in any material respect, change in control of us and Coherent Holding BV & Co. K.G. (formerly Coherent Holding GmbH), judgment defaults, and bankruptcy and insolvency events. If an event of default exists, the lenders may require the immediate payment of all obligations and exercise certain other rights and remedies provided for under the Credit Agreement, the other loan documents and applicable law. The acceleration of such obligations is automatic upon the occurrence of a bankruptcy and insolvency event of default. There can be no assurance that we will have sufficient financial resources or we will be able to arrange financing to repay our borrowings at such time. In addition, loans under the Credit Agreement bear interest based on floating-rate indices, including LIBOR and EURIBOR. On March 5, 2021, the Financial Conduct Authority in
the United Kingdom announced that all LIBOR settings will either cease to be provided or will no longer be representative:
(i) immediately after December 31, 2021, in the case of the one-week and two-month U.S. Dollar LIBOR terms and all Sterling,
Euro, Swiss Franc, and Japanese Yen settings; and (ii) immediately after June 30, 2023, in the case of the one-, three-, six-, and
12-month U.S. Dollar LIBOR terms. While we cannot predict the consequences of these developments, the elimination of
LIBOR or EURIBOR or changes to the methods of calculating LIBOR or EURIBOR could negatively impact our borrowing costs.

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

Difficulties with our enterprise resource planning system and other parts of our global information technology system could harm our business and results of operation. If our network security measures are breached and unauthorized access is obtained to a customer's data or our data or our information technology systems, we may incur significant legal and financial exposure and liabilities.

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

•changes in available tax credits;

•changes in share-based compensation;

•changes in other tax laws or the interpretation of such tax laws, including the Base Erosion Profit Shifting action plan implemented by the Organization for Economic Co-operation and Development and President Biden's proposal to increase the U.S. corporate income tax rate from 21% to 28% and increase U.S. taxation on foreign earnings;

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

Exports of certain of our products are subject to export controls imposed by the U.S. government and administered by the U.S. Departments of State and Commerce. In certain instances, these regulations may require pre-shipment authorization from the administering department. For products subject to the EAR, the requirement for a license is dependent on the type and end use of the product, the final destination, the identity of the end user and whether a license exception might apply. Virtually all exports of products subject to ITAR require a license. Certain of our products are subject to EAR and to ITAR. Products and the associated technical data developed and manufactured in our foreign locations are subject to export controls of the applicable foreign nation. Given the current global political climate, obtaining export licenses can be difficult and time-consuming and may result in substantial expenses and diversion of management's attention. Failure (i) to obtain the required export licenses could reduce our revenue and/or (ii) to adequately address these directives could result in substantial payments, fines, penalties or damages - including the suspension or loss of our export privileges, any of which could have a material adverse effect on our business or financial position, results of operations, or cash flows. For example, German authorities are currently investigating an export compliance matter involving one of our German subsidiaries involving four former employees (whose employment was terminated following our discovery of this matter) and while we do not believe that the final resolution of this matter will be material to our consolidated financial position, results of operations or cash flows, the German government investigation is ongoing and it is possible that substantial payments, fines, penalties or damages could result.

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

From time to time new regulations are enacted, and it is difficult to anticipate how such regulations will be implemented and enforced. We continue to evaluate the necessary steps for compliance with regulations as they are enacted. These regulations include, for example, the Registration, Evaluation, Authorization and Restriction of Chemical substances, the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive and the Waste Electrical and Electronic Equipment Directive enacted in the European Union, which regulate the use of certain hazardous substances in, and require the collection, reuse and recycling of waste from, certain products we manufacture. This and similar legislation that has been or is in the process of being enacted in Japan, China, South Korea and various states of the United States may require us to re-design our products to ensure compliance with the applicable standards, for example by requiring the use of different types of materials. These redesigns or alternative materials may detrimentally impact the performance of our products, add greater testing lead-times for product introductions or have other similar effects. We believe we comply with all such legislation where our products are sold, and we will continue to monitor these laws and the regulations being adopted under them to determine our responsibilities. In addition, we are monitoring legislation relating to the reduction of carbon emissions from industrial operations to determine whether we may be required to incur any additional material costs or expenses associated with our operations. We are not currently aware of any such material costs or expenses. The SEC has promulgated rules requiring disclosure regarding the use of certain "conflict minerals" mined from the Democratic Republic of Congo and adjoining countries and procedures regarding a manufacturer's efforts to prevent the sourcing of such minerals. The implementation of such rules has required us to incur additional expense and internal resources and may continue to do so in the future, particularly in the event that only a limited pool of suppliers are available to certify that products are free from "conflict minerals." Our failure to comply with any of the foregoing regulatory requirements or contractual obligations could result in our being directly or indirectly liable for costs, fines or penalties and third-party claims, and could jeopardize our ability to conduct business in the United States and foreign countries.

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

Our bylaws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders' ability to obtain a different forum for disputes with us or our directors, officers or employees.

Our bylaws provide that the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another state or federal court located within the State of Delaware) is the exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a duty (including any fiduciary duty) owed by any current or former director, officer, stockholder, employee or agent to us or our stockholders, (iii) any action asserting a claim arising out of or relating to any provision of the Delaware General Corporation Law or our certificate of incorporation or bylaws (each, as in effect from time to time) or as to which the Delaware General Corporation Law confers jurisdiction on the Court of Chancery of the State of Delaware, or (iv) any action asserting a claim governed by the internal affairs doctrine. Our bylaws also provide that the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder. This choice of forum provision may limit a stockholder's ability to bring a claim in a different judicial forum that such stockholder views as more favorable for such disputes which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provisions contained in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Not applicable.

ITEM 6. EXHIBITS

Incorporated by reference herein
Exhibit Numbers	Description	Form	Exhibit No.	Filing Date	File No.

10.1	Coherent, Inc. Employee Stock Purchase Plan, amended and restated as of May 6, 2021.	S-8	99.1	June 21, 2021	333-257225

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Furnished herewith.

COHERENT, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coherent, Inc.
(Registrant)

Date:	August 11, 2021	/s/:	ANDREAS W. MATTES
Andreas W. Mattes
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 11, 2021	/s/:	KEVIN S. PALATNIK
Kevin S. Palatnik
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)