Form 10-K
period 2021-10-02
COHERENT INC
filed 2021-11-30
CIK 21510

Use these links to rapidly review the document

ITEM 8

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended October 2, 2021
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

As of November 23, 2021, 24,690,975 shares of common stock were outstanding. The aggregate market value of the voting shares (based on the closing price reported on the NASDAQ Global Select Market on April 3, 2021) held by non-affiliates of the registrant was approximately $6,282,554,076. For purposes of this calculation only, directors and executive officers of the registrant are deemed to be affiliates of the registrant.

DOCUMENT INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the registrant's 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of the Form 10-K to the extent stated herein. The Proxy Statement or an amended report on Form 10-K will be filed within 120 days of the registrant's fiscal year ended October 2, 2021.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This annual report contains certain forward-looking statements. These forward-looking statements include, without limitation, statements relating to:
•our pending merger with II-VI Incorporated (“II-VI”);
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
•net sales and operating results, including the timing and impact on fiscal 2022 revenues of recoveries in investments;
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

RISK FACTORS SUMMARY
You should carefully consider the information set forth under the heading "Risk Factors" in Item 1A of this report before deciding whether to invest in our securities. Below is a summary of the principal risks associated with an investment in our securities.
•We face risks related to our pending merger with II-VI, including our requirement to comply with certain restrictions on our operations until closing, the possibility that the merger agreement with II-VI will be terminated or expire prior to the completion of the merger, diversion of management's attention, potential business uncertainty, including disruption of our relationships with third parties and employees, restrictions on our business activities and litigation related to the merger.
•Our business, financial condition and results of operations may be materially adversely affected by the novel coronavirus ("COVID-19") pandemic and the related private and public sector responses to the pandemic.
•Our operating results and stock price have varied in the past and will continue to be subject to fluctuations based upon numerous factors, including those discussed under the heading "Risk Factors" in Item 1A and throughout this report.
•Our dependence on sole source or limited source suppliers for some of the key components and materials used in our products makes us susceptible to supply shortages or price fluctuations that could adversely affect our business, particularly our ability to meet our customers' delivery requirements.
•Disruption in our global supply chain could negatively impact our businesses.
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
•We may not be able to integrate the business of completed or future acquisitions successfully with our own, realize the anticipated benefits of such acquisitions or manage our expanded operations, any of which would adversely affect our results of operations.
•We may not find suitable acquisition candidates in the future and we may not be able to successfully integrate and manage acquired businesses. Any acquisitions we make could disrupt our business and harm our financial condition.
•Our increased level of indebtedness following our acquisition of Rofin Sinar Technologies, Inc. ("Rofin") could adversely affect us, including by decreasing our business flexibility, and will increase our borrowing costs.
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

PART I

ITEM 1.  BUSINESS
GENERAL
Business Overview
We are one of the world's leading providers of laser solutions and optics for microelectronics, life sciences, industrial manufacturing, scientific and aerospace and defense markets. More than a provider of lasers, we deliver systems to the world's leading brands, innovators, and researchers, all backed with a global service and support network. Since inception in 1966, we have grown through internal expansion and through strategic acquisitions of complementary businesses, technologies, intellectual property, manufacturing processes, and product offerings.
We are organized into two reporting segments: OEM Laser Sources ("OLS") and Industrial Lasers & Systems ("ILS"), based on the organizational structure of the company and how the chief operating decision maker ("CODM") receives and utilizes information provided to allocate resources and make decisions. This segmentation reflects the go-to-market strategies and synergies for our broad portfolio of laser technologies and products. While both segments deliver cost-effective, highly reliable photonics solutions, the OLS business segment is focused on high performance laser sources and complex optical sub-systems typically used in microelectronics manufacturing, medical diagnostics, and therapeutic applications, as well as in scientific research. Our ILS business segment delivers high performance laser sources, sub-systems, and machine tools primarily used for industrial laser materials processing, serving important end markets like automotive, machine tools, consumer goods, and medical device manufacturing as well as applications in aerospace and defense.
Income (loss) from operations is the measure of profit and loss that our CODM uses to assess performance and make decisions. Income (loss) from operations represents the net sales less the cost of sales and direct operating expenses incurred within the operating segments as well as allocated expenses such as shared sales and manufacturing costs. We do not allocate certain operating expenses to our operating segments and we manage them at the corporate level. These unallocated costs include stock-based compensation and corporate functions (certain management, finance, legal, and human resources) and are included in Corporate and other. Management does not consider unallocated Corporate and other costs in its measurement of segment performance.
We were originally incorporated in California on May 26, 1966 and reincorporated in Delaware on October 1, 1990. Our common stock is listed on the NASDAQ Global Select Market and we are a member of the Standard & Poor's MidCap 400 Index and the Russell 1000 Index.
Our fiscal year ends on the Saturday closest to September 30. Fiscal years 2021, 2020, and 2019 ended on October 2, October 3, and September 28, respectively, and are referred to in this annual report as fiscal 2021, fiscal 2020, and fiscal 2019 for convenience. Fiscal 2021 and 2019 each included 52 weeks and fiscal 2020 included 53 weeks.
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
Merger Agreements and Termination Fee
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
On March 25, 2021, we terminated the Amended Lumentum Agreement and entered into an Agreement and Plan of Merger with II-VI and Watson Merger Sub Inc. ("II-VI Merger Sub") (the "II-VI Merger Agreement"), pursuant to which we agreed to be acquired for $220.00 in cash per Coherent share and 0.91 of a share of II-VI common stock per Coherent share. In connection with terminating the Amended Lumentum Agreement, we paid a termination fee of $217.6 million to Lumentum during our second quarter of fiscal 2021. The termination fee, in addition to other costs related to the merger agreements with Lumentum and II-VI, is included in merger and acquisition costs in our consolidated statements of operations.
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
The completion of Coherent's acquisition by II-VI is subject to customary closing conditions, including, among others, regulatory approvals in applicable jurisdictions including the United States, Germany, China and South Korea.
Coronavirus pandemic (COVID-19)
In December 2019, COVID-19 cases were reported, and in January 2020, the World Health Organization ("WHO") declared it a Public Health Emergency of International Concern. On February 28, 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and on March 11, 2020, the WHO characterized COVID-19 as a pandemic. In an effort to contain COVID-19 or slow its spread, governments around the world have enacted various measures from time to time, including orders to close all businesses not deemed "essential," isolate residents in their homes or places of residence, and practice social distancing at and away from work. These actions and the global health crisis caused by COVID-19 will continue to negatively impact global business activity, which could negatively affect our revenue and results of operations. Each of the regions where we generate a majority of our revenue including Asia, Europe, and North America have been and may continue to be impacted by COVID-19 in the future. The timing and extent of impact related to COVID-19 varies by country and region.
In determining the impact of the COVID-19 pandemic in relation to our net sales, in fiscal 2020 we compared our actual results to our most recently published forecast and the net sales guidance range communicated in our quarterly earnings call. This forecast has been adjusted for known direct impacts to our bookings and net sales from COVID-19 and other factors. Using this criteria, we estimate that our sales for fiscal 2020 were negatively impacted by the COVID-19 pandemic by approximately $40.0 million. We believe the impact on fiscal 2021 sales was immaterial.
During fiscal 2020 and 2021, the global demand environment was uncertain at times given the effects of COVID-19 on many businesses, including manufacturing facilities and customer confidence around the world. While we saw a partial recovery in order volumes in China in the latter half of March and the third quarter of fiscal 2020, this coincided with declining bookings in other regions, particularly in North America, and to a lesser extent in Europe and other countries in Asia. Beginning in the fourth quarter of fiscal 2020 and continuing in fiscal 2021, we saw global demand recover in all regions and begin to return to a more normalized demand trend. However, we cannot predict future resurgences of COVID-19, particularly in light of the recent Delta variant, and the impact that it may have on future demand for our products and services, particularly given the recent shutdown measures taken in certain countries in Europe and Asia.
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
We continue to experience various supply disruptions throughout the supply chain and are working closely with our supply base to mitigate or remove constraints as they become known. Supply constraints due to COVID-19 may impact the speed with which we are able to ramp up production if we experience strong demand on certain products. We also continue to face supply chain constraints primarily related to logistics, including available air cargo space and higher freight rates. Available cargo space on flights between the U.S. and Europe, and Europe and Asia has been and remains limited as a result of the impact from COVID-19 and government and business responses to it, and this has increased shipping time and costs. In addition, shipments between countries have been more severely impacted by COVID-19 and we are experiencing delays due to additional checks at border crossings, including within Europe and Asia. There has also been sporadic restrictions on individual travel between certain states in the United States of America as well. Government actions related to COVID-19 come on the heels of trade tensions between the United States and China, which may continue. We believe we have the ability to meet the near-term demand for our products, but the situation is fluid and subject to change.
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
The COVID-19 pandemic has significantly increased worldwide and regional economic uncertainty and decreased demand for our products in many markets we serve, which could continue for an unknown period of time. In these circumstances, there may be developments outside of our control, including the length and extent of the COVID-19 outbreak, government-imposed measures and our ability to ship as well as install products and/or service installed products that may require us to adjust our operating plans. As such, given the dynamic nature of this situation, we cannot estimate with certainty the future impacts of COVID-19 on our financial condition, results of operations or cash flows. However, we do expect that it could have an adverse impact on our revenue as well as our overall profitability and could lead to an increase in inventory provisions, allowances for credit losses, and a volatile effective tax rate driven by changes in the mix of earnings across our markets.
See "Risks Related to COVID-19 Pandemic" included under the heading "Risk Factors" in Item 1A of this annual report regarding the impact of COVID-19.
Goodwill and other impairment charges
Based on our internal projections and the preparation of our financial statements for the quarter ended April 4, 2020, and considering the then-expected decrease in demand due to the COVID-19 pandemic and other factors, we believed that the fair value of our ILS reporting unit might no longer have exceeded its carrying value and performed an interim goodwill impairment test on the ILS and OLS reporting units. Based on the estimated fair value of the ILS reporting unit, we recorded non-cash pre-tax goodwill impairment charges of $327.2 million in the quarter ended April 4, 2020. In addition, we performed impairment tests on the long-lived assets allocated to the asset group of the ILS reporting unit, including intangible assets, property, plant and equipment, and ROU assets as of April 4, 2020 and recorded non-cash pre-tax charges related to the impairment of intangible assets, property, plant and equipment and ROU assets of the ILS reporting unit of $33.9 million, $85.6 million and $1.8 million, respectively, in the quarter ended April 4, 2020. See Note 8, "Goodwill and Intangible Assets" and Note 11, "Leases" in the Notes to Consolidated Financial Statements under Item 8 of this annual report.
Restructuring
In June 2019, we internally announced our plans to exit a portion of our High Power Fiber Laser ("HPFL") business and consolidate all HPFL manufacturing and engineering functions in our Tampere, Finland facility by transferring certain HPFL activities from our Hamburg, Germany facility. In conjunction with this consolidation, we recorded restructuring charges in fiscal 2019 of $19.7 million. The charges primarily related to write-offs of excess inventory, which is recorded in cost of sales, and estimated severance. We recorded charges of $1.1 million in fiscal 2020, primarily related to accelerated depreciation and project management consulting. We recorded no charges related to this project in fiscal 2021 as the project was completed in fiscal 2020.
We also vacated our leased facility in Santa Clara at the end of the lease term on July 31, 2020 and combined operations into our owned Santa Clara headquarters. We did not incur material expenses in fiscal 2019 related to this project. In fiscal 2021 and 2020, we incurred costs of $0.1 million and $1.5 million, respectively, primarily related to accelerated depreciation, and completed the project in fiscal 2021.
In the fourth quarter of fiscal 2020, we began a restructuring program, as part of our good to great transformation, in our ILS segment which includes management reorganizations, the planned closure of multiple manufacturing sites, and the right-sizing of global sales, service, order admin, marketing communication, and certain administrative functions, among others. In the fourth quarter of fiscal 2020, we incurred costs of $2.6 million, primarily related to severance. In fiscal 2021, we incurred costs of $12.2 million, primarily related to write-offs of excess inventory, accruals for vendor commitments and warranty provisions, which are recorded in cost of sales, estimated severance, facility exit costs and accelerated depreciation.
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
Coherent occupies a unique position in the industry thanks to the breadth and depth of our product and technology portfolio, which includes laser sources, critical or enabling photonics components and laser systems. Working closely with our customers we have developed specialized solutions that include lasers, delivery and process optics in complete assemblies (sub-

systems), and for certain applications and markets we have also developed parts handling and automation to build complete laser systems.
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
•Focus on long-term improvement of adjusted EBITDA, in dollars and as a percentage of net sales, and drive free cash flow and gross margin as a percentage of sales—We define adjusted EBITDA as operating income adjusted for depreciation, amortization, stock-based compensation expense, restructuring costs, and certain other non-operating income and expense items, such as merger and acquisition costs. Key initiatives to reach our goals for EBITDA and gross margin improvements include utilization of our manufacturing locations in Asia, optimizing our supply chain and continued leveraging of our infrastructure. Our focus on free cash flow is to generate cash over the long term as it is essential to maintaining a healthy business and providing funds to help fuel growth.
•Leverage our technology portfolio and application engineering to lead the expansion of photonics into broader markets—We will continue to identify opportunities in which our technology portfolio and application engineering can be used to offer innovative solutions and gain access to new markets.
•Optimize our leadership position in existing markets—There are a number of markets where we are at the forefront of technological development and product deployment and from which we have derived a substantial portion of our revenues. We plan to optimize our financial returns from these markets.
•Maintain and develop additional strong collaborative customer and industry relationships—We believe that the Coherent brand name and reputation for product quality, technical performance, and customer satisfaction will help us to further develop our loyal customer base. We plan to maintain our current customer relationships as well as develop new ones with customers who are industry leaders and work together with these customers to design and develop innovative product systems and solutions as they develop new technologies.
•Develop and acquire new technologies and market share—We will continue to enhance our market position through our existing technologies and develop new technologies through our internal research and development efforts, as well as through the acquisition of additional complementary technologies, intellectual property, manufacturing processes, and product offerings.
•Focus on our core end markets—While we are organized around our two segments of OLS and ILS, we also take a holistic approach to aligning and driving our business to focus on our four core markets, which were realigned as follows beginning in fiscal 2021:
•Microelectronics (which captures the 3 sub-markets of Display, Semiconductor, and Advanced Packaging & Interconnect);
•Precision Manufacturing;
•Instrumentation (which captures the 3 sub-markets of Bio-Instrumentation, Therapeutics & Research); and

•Aerospace & Defense
MARKET APPLICATIONS
Our products address a broad range of applications that, beginning in the first quarter of fiscal 2021, we group into the following markets: Microelectronics, Precision Manufacturing, Instrumentation and Aerospace and Defense. Net sales by market application for fiscal 2020 and 2019 have been restated to these market applications.
The following table sets forth, for the periods indicated, the percentages of total net sales by market application:

	Fiscal 2021	Fiscal 2020	Fiscal 2019
	Percentage of total net sales	Percentage of total net sales	Percentage of total net sales
Consolidated:
Microelectronics	44.7%	43.8%	44.2%
Precision manufacturing	26.8%	27.3%	28.3%
Instrumentation	25.2%	24.5%	23.6%
Aerospace and defense	3.3%	4.4%	3.9%
Total	100.0%	100.0%	100.0%
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
We participate in three sub-markets in the microelectronics industry: (1) flat panel display manufacturing, (2) semiconductor front-end manufacturing, and (3) advanced packaging and interconnects.
Microelectronics—flat panel display manufacturing
The high-volume consumer market is driving the production of flat panel displays in applications such as mobile phones, tablets, laptop computers, televisions and wearables. There are multiple types of established displays, liquid crystal display ("LCD") and organic light emitting diodes ("OLED"), as well as emerging displays (MicroLED), each based on different technologies. All of these technologies utilize laser applications in their manufacturing process to enable improved yields, higher process speed, improved battery life, lower cost and/or superior display brightness, resolution and refresh rates.
Several display types require a high-density pattern of silicon thin film transistors. If this silicon is polycrystalline as opposed to amorphous, the display performance is greatly enhanced. Excimer-based processes, such as excimer laser annealing ("ELA") enable high-volume production of low-temperature polysilicon ("LTPS") on conventional glass substrates as well as flexible displays based on plastic substrates. Our excimer lasers provide a unique solution for LTPS because they are the only industrial-grade excimer lasers optimized for this application. The current state-of-the-art product for this application is our Vyper excimer laser and Linebeam systems. These systems deliver power ranges of 1200W to 3600W, enabling a critical manufacturing process step on substrate sizes, currently, up to Generation 6. These systems are integral to the manufacturing process on all leading LTPS-based smartphone displays and hold the potential for deployment in a variety of screens, including tablet, laptop, automotive displays, and OLED television. Excimer-based LTPS is also enabling flexible OLED displays which have undergone rapid growth as they have been adopted into smartphones.
An emerging technology related to flat panel displays is MicroLED technology. The appeal of MicroLED is reduced electrical consumption for improved battery life and higher absolute brightness relative to OLED. We are continuing to accelerate our efforts and investments in UV MicroLED manufacturing solutions to help our customers develop the laser processes of record, so we can, in turn, develop the laser-based capital equipment systems needed for mass production.
We see a co-existence of two technologies in the years to come, one being flexible OLED which will remain the dominant choice for mobile applications in the long term, and also in MicroLED which may become the preferred technology in large diagonal high end television, and devices such as watches or future smart glasses where brightness is a key advantage and battery size is at a premium. We believe we are well positioned to remain the laser solutions display industry leader for all display technologies.
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
Our AVIA, Rapid, Monaco, and DIAMOND CO2 lasers are also used in other production processes for flat panel displays. These processes include drilling, cutting, patterning, marking, and yield improvement.
While the timing and adoption rate of an emerging display technology such as ‘micro’ LED (µLED) is difficult to gauge, it is likely to make use of both similar technologies such as a LTPS backplane, as well as new ones, e.g. new versions of laser lift-off (LLO) and laser induced forward transfer (LIFT). We expect that this will represent an expanding market opportunity into new display form factors for laser-based processes.
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
Detecting defects is only the first step in preventing their recurrence. Once found, defects must be examined in order to identify their size, shape and the process step in which the defect occurred. This examination is called defect classification. Identification of the sources of defects in the lengthy and complex semiconductor manufacturing process has become essential for maintaining high yield production. Semiconductor manufacturing has become an around-the-clock operation and it is important for products used for inspection, measurement and testing to be reliable and to have long lifetimes. Our Azure, Paladin, Excimer, Ion, and OPSL lasers are used to detect and characterize defects in semiconductor chips.
Microelectronics—advanced packaging and interconnects
After a wafer is patterned, there are then a host of other processes, referred to as back-end processing, which finally result in a packaged encapsulated silicon chip. Ultimately, these chips are then assembled into finished products. The advent of high-speed logic and high-memory content devices has caused chip manufacturers to look for alternative technologies and materials to improve performance as well as reduce process costs. This search includes new types of materials, such as low-k and thinner silicon. Our AVIA, Rapid, Monaco, and Matrix lasers provide economical methods of cutting and scribing these wafers while delivering higher yields than traditional mechanical methods.
There are similar trends in chip packaging and PCB manufacturing, that is the requirement for more compact packaging and denser interconnects. In many cases, lasers present enabling technologies. For instance, lasers are now the only economically practical method for drilling blind microvias in chip substrates and in both rigid and flexible PCBs. These microvias provide for the tiny interconnects that are essential for enabling high-density circuitry commonly used in smartphones, tablets, and advanced computing systems. Our DIAMOND CO2 and AVIA diode pumped solid state ("DPSS") lasers are the leading lasers in this application. The ability of these lasers to operate at very high repetition rates translates into faster drilling speeds and increased throughput in microvia processing applications. In addition, multi-layer circuit boards require more flexible production methods than conventional printing technologies can offer, which has led to widespread adoption of laser direct imaging ("LDI"). Our Paladin laser is used for this application.
We also offer market-leading solutions for laser marking of wafers and ICs, such as our PowerLine laser sub-systems.
Precision Manufacturing
Beginning in fiscal 2021, we increased our focus on Precision Manufacturing, a subset of the Materials Processing market, which demands more precision and control than other parts of the laser material processing market, and targeted our R&D and our manufacturing capabilities towards new products that will serve higher margin, defendable markets. Examples include medical device manufacturing, semiconductor wafer marking, and precision welding. Within the Precision Manufacturing area we participate at three levels: components, laser sources and laser systems. In the components space, we plan to introduce a whole new category of laser diode products that will allow us to address new applications and customers, dramatically increasing the size of our servable market.
In fiscal 2021, we primarily supported five sub-markets in the materials processing industry: (1) automotive, (2) machine tools, (3) medical device, (4) materials processing components and (5) consumer goods, as well as a number of smaller sub-markets. Our sales to this highly diverse set of markets include components, laser sources, laser diagnostic equipment, and complete laser systems. At a high level, the drivers for laser deployment within the materials processing sub-market are faster processing with higher yields, processing of new and novel materials, and more environmentally friendly processes, all with higher precision. With the broadest product portfolio in the laser industry, we offer solutions for almost any application on any material to our customers. The most common applications include cutting, welding, joining, drilling, perforating, scribing, engraving, and marking.
Lasers are used in a number of applications in the automotive sub-market, from fine processing of high precision parts to marking, as well as cutting of metals and welding large components such as gear boxes and car bodies for customers including OEMs and their customers. With the increasing production of electric vehicles, lasers are also playing a key role in the manufacture and welding of batteries used in these vehicles. We serve this market with a number of our products including ultrafast, DPSS, CO2, diode and ARM fiber lasers as well as systems in the areas of marking, scribing, cutting and welding.
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
In summary, we serve the materials processing market with a very broad product portfolio. Laser sources include the Diamond series mid-power CO2 lasers; the DC series of high power CO2 lasers; Highlight FL high power ARM fiber lasers; the DF series of high power diode laser systems; the COMPACT, MINI and EVOLUTION series of low and mid power diode lasers; the AViA, Matrix, Flare, and Helios DPSS lasers; and the Monaco and Rapid series of ultrafast lasers. Laser tools include the Performance, Select and Integral series of manual welding systems; the Exact, UW and MPS series of modular and highly configurable laser processing systems; the EasyMark, EasyJewel, LabelMarker Advanced and Combiline laser marking systems; and the META laser cutting tools. Laser sub-systems, i.e. laser sources combined with software, beam delivery, processing heads, process monitoring, pattern recognition and vision, include the PowerLine series for marking; the StarFiber for welding and cutting; the PWS welding system; the QFS laser scribing system; and the StarShape CO2 laser-based systems.
Instrumentation
Instrumentation is one of our more mature commercial applications. Representative applications within this market include bio-instrumentation, medical OEMs and scientific and research applications. We also support the laser-based instrumentation market with a range of laser-related components and power and energy measurement products.
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

Medical therapy
We sell a variety of components and lasers to medical laser companies for use in clinical applications such as ophthalmology, aesthetic, surgical, therapeutic and dentistry. Our DIAMOND series CO2 lasers are widely used in dental, aesthetic and surgical markets. We have a leading position in Lasik and photorefractive keratectomy surgery methods with our ExciStar XS excimer laser platform. We also provide ultrafast lasers for use in cataract surgery and optical fibers for surgical applications.
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
Scientific and Research
We are widely recognized as a technology innovator and the scientific market has historically provided an ideal "test market" for our leading-edge innovations. These have included ultrafast lasers, DPSS lasers, continuous-wave ("CW") systems, excimer lasers and water-cooled ion gas lasers. Our portfolio of lasers that address the scientific research market is broad and includes our Acuity, Chameleon, Chameleon Discovery, COMPexPro, Astrella, Revolution, Fidelity, Legend, Libra, Monaco, Vitara, Mephisto, Mira, Genesis and Verdi lasers. Many of the innovations and products pioneered in the scientific marketplace have become commercial successes for both our OEM customers and us.
We have a large installed base of scientific lasers which are used in a wide range of applications spanning virtually every branch of science and engineering. These applications include biology and life science, engineering, chemistry and physics. Many of these applications require the use of ultrafast lasers that enable the generation of pulses short enough to be measured in femto- or attoseconds (10-15 to 10-18 seconds). Because of these very short pulse durations, ultrafast lasers enable the study of fundamental physical and chemical processes with temporal resolution unachievable with any other tool. These lasers also deliver very high peak power and large bandwidths, which can be used to study many different areas. Some of these are now finding their way into mainstream applications, such as microscopy or materials processing. The use of ultrafast lasers such as the Chameleon, Fidelity and Monaco in microscopy is now a common occurrence in bio-imaging labs, and they have become a crucial tool in modern neuroscience research.
Aerospace and defense
In fiscal 2021, we began disclosing aerospace and defense as a separate market application. Previously, this was included in our OEM Components and Instrumentation market application in fiscal 2020. We serve the aerospace and defense markets with components and laser sources in a number of applications including Directed Energy weapons, as well as technology for target designation and countermeasures. Additional areas include fiber optic gyroscopes, specialty large diameter optics and entire telescope payloads for intelligence, surveillance & reconnaissance. In particular, directed energy has seen rapid growth in the last couple of years, driven largely by the promise of being able to deter and repel asymmetrical threats such as drones in an effective and economical manner.
FUTURE TRENDS
Microelectronics
Lasers are widely used in mass production microelectronics applications largely because they enable entirely new manufacturing and testing capabilities that cannot be realized any other way. These laser-based fabrication and testing methods provide a level of precision, typically on a micrometer and nanometer level, that is unique, fast and touch free, delivers superior end products, increases yields, and/or reduces production costs. We anticipate this trend to continue, driven primarily by the increasing sophistication and miniaturization of consumer electronic goods, resulting in increasing demand for better displays, more bandwidth and memory, and all packaged into devices which are lighter, thinner and consume less power. We believe that we are well positioned to continue to capitalize on the current market trends.
Excimer-based LTPS is a key technology in the production of high resolution rigid and flexible OLED displays as well as future display technologies.
Another key technology related to flat panel displays is that of the emerging MicroLED technology. The appeal of MicroLED is reduced electrical consumption for improved battery life and higher absolute brightness relative to OLED. We are continuing to accelerate our efforts and investments in excimer laser-based MicroLED processes to help our customers develop the laser processes of record, creating a laser-based capital equipment market for mass production.

Demand for CO2, Avia, Matrix, Rapid, Monaco, Helios and direct diode lasers provides solutions for related flat panel display touch panel, film cutting, light guide technology, repair and frit welding applications.
The trend for thinner and lighter devices is impacting the glass substrates used in today's mobile devices requiring thinner glass with higher degrees of mechanical strength and scratch resistance. Mechanical means of cutting these glass and sapphire pieces are no longer adequate to meet future requirements and we expect lasers to play an increased role. Our CO2, Monaco and Rapid lasers together with our proprietary SmartCleave technology are well positioned to take advantage of this trend.
These same lasers, plus Monaco, Rapid, and CO2 are also widely adopted for back end Advanced Packaging and Interconnect (API) applications. With dimension roadmaps showing a decade of dimension shrink on PCBs, interconnects, Silicon scribe widths and wafer thickness, and driven by developments such as 5G, we believe that our portfolio of lasers aligns well with these demands as well as new processes that could be enabled by our lasers, to meet the increasing demands and decreasing tolerances of these markets.
Semiconductor devices look set to continue shrinking device geometries, as well as expanding vertically into new 3D structures. Such development requires sophisticated testing in order to enhance yields. We believe our many UV laser sources (such as Azure, Paladin, Avia, Rapid, ExiStar, and OPSL) will continue to find increasing adoption, since their unique optical properties align well with the demands of a nanometer scale world. The semiconductor capital equipment market remains strong, and we are anticipating this trend continuing in fiscal 2022. Furthermore, we also believe we will benefit from further adoption of sophisticated semiconductor testing techniques.
While we experienced a softening of the demand in fiscal 2019 and fiscal 2020, we experienced a resumption of investment in OLED manufacturing capacity in fiscal 2021. It is difficult to precisely determine the timing and impact of this OLED investment on our fiscal 2022 and longer term revenues even as additional vendors ramp their OLED production rates.
Precision Manufacturing
The materials processing market is the most diverse of all the markets we serve and a large cross section of our products are used in this market. In fiscal 2021, we began to focus on Precision Manufacturing, a subset of the Materials Processing market, where we participate well both in terms of market share and margins on three levels of components, laser sources and laser systems. We are concentrating our R&D and our manufacturing capabilities towards new products that will serve higher margin, defendable markets. We sell components, laser sources and complete laser systems. There are many drivers at play, but at a high level they involve faster processing with higher yields, processing of new materials, more environmentally friendly processes and higher precision.
The automotive industry is undergoing rapid changes that present opportunities for further use of lasers. Trends such as using new materials to develop lighter cars and emission-reduced electric vehicles require new processes for welding, cutting and drilling. We believe this will lead to further adoption of lasers and tools based on high power fiber and diode lasers, as well as ultrafast and CO2 lasers. In particular, we believe our ARM laser technology offers competitive advantages versus alternative solutions especially in the rapidly growing area of battery welding and manufacturing.
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
Instrumentation
Instrumentation is one of our more mature commercial applications. Representative applications within this market include bio-instrumentation, medical therapy, and scientific and research applications.
We are an OEM supplier to the bio instrumentation market which includes flow cytometry, microscopy and DNA sequencing, all of which are enjoying solid growth on a worldwide basis with some local variations. In this field, our OPSL technology gives us differentiated products at a number of important wavelengths. This advantage coupled with strong focus on meeting our customers' demands for more compact and cost effective sources as well as integrated laser sub-systems has resulted in growth for us in this market and we expect that to continue.

In the medical therapy market, we are an OEM laser supplier to medical system manufacturers in a number of clinical segments. In this area, we see stable business with several opportunities for growth. We supply excimer lasers used in refractive eye surgery and are actively involved in further developments in laser vision correction. We also have opportunities in dental procedures for both hard and soft tissue applications, with greatly improved patient comfort and outcome. In the area of retinal treatment, photocoagulation based on our Genesis OPSL yellow lasers are being used since the wavelength is particularly suitable for the treatment of blood vessels. We are an OEM supplier of CO2 and semiconductor lasers to the major manufacturers of equipment used in the latest aesthetic procedures.
Worldwide scientific funding is expected to remain relatively stable, with some regions growing and others holding their current level. Potential growth areas include the strong push in neuroscience to better understand how the brain functions. Lasers play a very important role in imaging brain structure as well as tracking activity using techniques such as optogenetics. We believe that our current and upcoming products are well positioned to take advantage of the growing scientific interest and funding in this area. In physics and chemistry applications, our recent product introductions of high performance and industrially hardened ultrafast products have been very well received. While this is a very competitive market, we expect that our new products will position us for growth.
Aerospace and defense
Governments have made and continue to make investments in the development of directed energy systems, both offensive and defensive. We have a number of product offerings which support these development efforts. A key differentiator for us in this market is having a U.S.-based supply chain for all critical components, many of which are vertically integrated within Coherent, which we believe is advantageous to serve this market. Our U.S. Defense customers have made it clear that a secure, U.S.-based supply chain is and will be required moving forward. Our fabrication process includes epitaxial growth for our own laser diodes and packaged diodes in the U.S. and we also supply the specialty single mode amplifier fiber, critical for every directed energy amplifier. We own several other businesses that make critical components and in April 2021, we completed the purchase of Electro-optics Technology, Inc., a highly specialized U.S.-based components company, which will enable us to vertically integrate and improve the performance of our directed energy amplifier technology.
MARKET APPLICATIONS
We design, manufacture and market lasers, laser tools, precision optics and related accessories for a diverse group of customers. The following table lists our major markets and the Coherent technologies serving these markets, based on our market applications in fiscal 2021.*

Market	Application	Technology
Microelectronics	Flat panel display	CO, CO2 DPSS Excimer Ultrafast Semiconductor Laser Sub-systems
	Semiconductor front-end	CO2 DPSS OPSL Ion Laser Sub-systems
	Advanced packaging and interconnects	CO, CO2 DPSS Excimer Ultrafast Laser Sub-systems
Precision Manufacturing	Automotive	CO2 ARM Fiber Laser Systems/ Laser Sub-systems Ultrafast

Market	Application	Technology
	Machine Tools	CO2 ARM Fiber DPSS Ultrafast Laser Systems/ Laser Sub-systems
	Medical Device	CO2 DPSS Fiber Ultrafast Excimer Laser Systems/ Laser Sub-systems Components
	Consumer Goods	CO2 Fiber DPSS Ultrafast Laser Systems/ Laser Sub-systems
Instrumentation	Bio-Instrumentation	DPSS OPSL Ultrafast Semiconductor
	Medical therapy (OEM)	CO, CO2 DPSS Ultrafast Excimer OPSL Semiconductor Components
	Scientific and research	CO, CO2 DPSS Excimer OPSL Ultrafast
Defense and aerospace	Defense and aerospace applications	Fiber Laser Amplifiers Semiconductor Components
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
We are one of the world's leading OEM suppliers of Active Fiber for fiber lasers - selected for our combination of high performance and consistent quality. In addition, we are a volume supplier of Specialty Passive Fiber, High Power Fiber Cables, Fiber Switches, Fiber-to-Fiber Couplers, as well as fiber laser amplifiers for directed energy applications. In addition, many of the fiber components offered in the broader market, such as Fiber Bragg Gratings and Fiber Combiners, have our fiber components in them.
Gas lasers (CO, CO2, Excimer, Ion)
The breadth of our gas laser portfolio is industry leading, encompassing CO, CO2, excimer and ion laser technologies. Gas lasers derive their name from the use of one or more gases as a lasing medium. They collectively span an extremely diverse and useful wavelength range, from the very deep ultraviolet to the far infrared. This diverse range of available wavelengths, coupled with high optical output power, and an abundance of other attractive characteristics, makes gas lasers extremely useful and popular for a variety of microelectronics, scientific, therapeutic and materials processing applications. For example, the CO2 and CO lasers are unique in their ability to process non-metal materials.
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
Ultrafast ("UF") Lasers
UF lasers are lasers generating light pulses with durations of femtoseconds (10-15 seconds) to a few tens of picoseconds (10-12 seconds). These types of lasers are used for medical, advanced microelectronics and materials processing applications as well as scientific research. UF laser oscillators generate a train of pulses at 50-100 MHz, with peak powers of tens of kilowatts, and UF laser amplifiers generate pulses at 1-2000 kHz, with peak powers up to several Terawatts.

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
Integrated Laser Solutions: Systems and Sub-systems
In most cases, our lasers are integrated into machine tools or systems to perform a specific task, e.g. manufacturing of electronic components or performing a procedure on a patient. Inside the system the laser is typically combined with delivery optics and beam steering devices, such as scanning galvanometers, to deliver the laser beam to the workpiece.
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
In select cases we also offer complete laser systems which include the laser sub-system as well as a material handling capability inside a class 1 laser safety enclosure, ready to be used in production or development environments. Our laser systems products include: the Performance, Select and Integral series of manual welding systems; the Exact, UW and MPS series of modular and highly configurable laser processing systems; the EasyMark, EasyJewel, LabelMarker Advanced and Combiline laser marking systems; the META laser cutting tools; and the PWS mini welding system.
SALES AND MARKETING
We primarily market our products in the United States through a direct sales force. We sell internationally through direct sales personnel located in Canada, China, France, Germany, Israel, Italy, Japan, the Netherlands, South Korea, Singapore, Spain, Taiwan, and the United Kingdom, as well as through independent representatives in certain jurisdictions around the world. Our foreign sales are made principally to customers in South Korea, China, Germany, Japan, as well as other European and Asia-Pacific countries. Foreign sales accounted for 77% of our net sales in fiscal 2021, 76% of our net sales in fiscal 2020, and 76% of our net sales in fiscal 2019. Sales made to independent representatives and distributors are generally priced in U.S. Dollars. A large portion of foreign sales that we make directly to customers are priced in local currencies and are therefore subject to currency exchange fluctuations. Foreign sales are also subject to other normal risks of foreign operations such as protective tariffs, export and import controls, and political instability.
We had one customer, Advanced Process Systems Corporation, who contributed more than 10% of revenue during each of fiscal 2021, 2020, and 2019.
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
We maintain customer support and/or field service staff in major markets within the United States, Canada, Europe, Japan, China, Singapore, South Korea, Taiwan, Vietnam, and other Asia-Pacific countries. This organization works closely with customers, customer groups and independent representatives in servicing equipment, training customers to use our products and exploring additional applications of our technologies.
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
MANUFACTURING
Since the acquisition of Rofin in fiscal 2017, we have implemented strategies to improve operating leverage, to execute synergies and to enhance our customers' experience. For example, in June 2019, we announced our plans to exit a portion of our HPFL business and consolidate all HPFL manufacturing and engineering functions in our Tampere, Finland facility by transferring certain HPFL activities from our Hamburg, Germany facility. In fiscal 2020, we reorganized our reporting structure so that all business units now report to our Executive Vice President and Chief Operating Officer. Common policies and guidelines have been communicated, key management and operating processes have been implemented and ERP systems deployed at Rofin's sites in Asia, North America, and Europe, including all significant manufacturing sites, consistent with the rest of Coherent.
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
Our commitment to Operational Excellence and continuous improvement is at the core of our Coherent Lean culture aimed at creating value for our customers. Our culture of continuous improvement is driven throughout all operations by embracing and developing a common culture of learning. Our passion for operational excellence is embedded in all operations by continually teaching our teams how to identify waste, leveraging proven problem solving tools, standardizing our manufacturing systems and empowering our employees to drive change through best practice sharing or Kaizen events.
Committed to quality and customer satisfaction, we design and produce many of our own components and sub-assemblies in order to retain quality and performance control. We have also outsourced certain components, sub-assemblies and finished goods where we can maintain our high quality standards while improving our cost structure.
As part of our strategy to increase our market share and customer support in Asia as well as our continuing efforts to manage costs, we continue to transfer the production of targeted products to our Singapore and Malaysia factories. Our increased tube refurbishment capacity in our South Korea operations has allowed us to reduce service response time, carry strategic inventory, and provide benefits to us and to our customers throughout the APAC region. Our Asia material sourcing strategy driven by our International Procurement Office in Singapore continues to expand, which has enabled us to leverage spend and reduce material costs on a global basis.
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
Operations
Our products are manufactured at our sites in California, Oregon, Arizona, Michigan, New Jersey, Connecticut, and New Hampshire in the U.S.; Germany, Scotland, Finland, Sweden, Switzerland, and Spain in Europe; and South Korea, China, Singapore, and Malaysia in Asia. In addition, we also use contract manufacturers in southeast Asia, Eastern Europe and the United States for the production of certain assemblies and turnkey solutions.
Our ion gas lasers, a portion of our DPSS lasers that are used in microelectronics, scientific research and materials processing applications, semiconductor lasers, OPS lasers, ultrafast scientific lasers, defense-related water-cooled stacks, passively cooled fiber coupled bars and single emitters are manufactured at our Santa Clara, California site. Our laser diode module products, laser instrumentation products, test and measurement equipment products are manufactured in Wilsonville, Oregon and Singapore. We manufacture exotic crystals in Mount Olive, New Jersey and Koblenz, Germany. We manufacture passive fibers in our Salem, New Hampshire facility. Our low power CO2 and CO gas lasers are manufactured in Bloomfield,

Connecticut. We manufacture a portion of our DPSS lasers used in microelectronics and OEM components and instrumentation applications in Lübeck, Germany and Singapore. We manufacture a portion of our DPSS lasers used in microelectronics, OEM components and instrumentation and materials processing applications in Kaiserslautern, Germany. Our excimer gas laser products are manufactured in Göttingen, Germany and we refurbish excimer tubes at our manufacturing sites in An-Seong, South Korea.
We manufacture the fiber-based lasers and a portion of our DPSS lasers used in microelectronics and scientific research applications in Glasgow, Scotland. Our facility in Sunnyvale, California grows the aluminum-free materials that are incorporated into our semiconductor lasers. Our facility in Richmond, California manufactures high performance optical components and assemblies for the aerospace and defense industries as well as large form optics for astronomical observatories and our own Linebeam excimer laser annealing systems. We manufacture fiber and free space Faraday rotators and isolators critical to a wide range of lasers in Traverse City, Michigan. We manufacture and test high-power CO2, solid-state and fiber laser macro products in Hamburg, Germany; Plymouth, Michigan; East Granby, Connecticut; and Tampere, Finland. Our laser marking products are manufactured and tested in Gilching, Germany and Singapore. Our micro application products are manufactured and tested in Gilching, Germany; Tampere, Finland; Plymouth, Michigan; and Belp, Switzerland. Our diode laser products are manufactured and tested in Mainz and Freiburg, Germany. We completed the closure of our Tucson, Arizona operation in the first half of fiscal 2021 and completed the closure of our Nanjing, China operation in the fourth quarter of fiscal 2021. Anodization of our Slab laser electrodes is performed in Overath, Germany. Our fiber optics and beam delivery systems are manufactured and tested in Molndal, Sweden. Our specialty fibers and fiber-based components for defense amplifiers and fiber optic gyroscopes are manufactured in East Granby, Connecticut and Salem, New Hampshire. Optical engines for fiber lasers, fiber lasers modules and wafer material are designed and manufactured in Tampere, Finland. We manufacture critical components for diode lasers in Monrovia, California.
We have transferred several products and sub-assemblies for manufacture and repairs to our Singapore and Malaysia facilities and are continuing to transfer additional product manufacturing to these facilities as part of our worldwide manufacturing cost reduction strategy.
Coherent is committed to meeting internationally standards for the design, manufacture and service of products to industry-based requirements. All primary facilities are certified to ISO 9001 whereas others hold multiple certifications based upon the markets they serve including ISO 13485, ISO 14001, ISO 17025, ISO 45001 and/or ISO 50001.
INTELLECTUAL PROPERTY
We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. As of October 2, 2021, we held approximately 890 U.S. and foreign patents, which expire in calendar years 2021 through 2040 (depending on the payment of maintenance fees) and we have approximately 195 additional pending patent applications that have been filed. The issued patents cover various products in all of the major markets that we serve.
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

BACKLOG
At fiscal 2021 year-end, our backlog of orders scheduled for shipment (within one year) was $717.1 million compared to $548.0 million at fiscal 2020 year-end. By segment, backlog for OLS was $426.0 million and $354.5 million at fiscal 2021 and 2020 year-ends, respectively. Backlog for ILS was $291.1 million and $193.5 million at fiscal 2021 and 2020 year-ends, respectively. The increase in OLS backlog from fiscal 2020 to fiscal 2021 year-end was primarily due to higher orders for excimer laser annealing systems for the flat panel display market as well as higher orders for service. The increase in ILS backlog from fiscal 2020 to fiscal 2021 year-end was primarily due to higher orders in the precision manufacturing market. Orders used to compute backlog are generally cancellable and, depending on the notice period, are subject to rescheduling by our customers. We have not historically experienced a significant rate of cancellation or rescheduling, however the rate of cancellations or rescheduling may increase in the future. In the first quarter of fiscal 2019, one customer cancelled three purchase orders which included orders shippable within 12 months from fiscal 2018 year-end of $38.2 million and were included in backlog as of fiscal 2018 year-end. We reached agreement with this customer for compensation for such cancellation in the first quarter of fiscal 2019.
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
EMPLOYEES
Our workforce is distributed globally over 24 countries. As of fiscal 2021 year-end, we had approximately 5,085 employees worldwide, with approximately 830 located in the Asia-Pacific region, 2,608 in the EMEA region, and 1,647 in the Americas region. Of our total workforce, approximately 640 employees are involved in research and development; 3,293 employees are involved in operations, manufacturing, service and quality assurance; and 1,152 employees are involved in sales, order administration, marketing, finance, information technology, general management and other administrative functions. Our success will depend in large part upon our ability to attract and retain employees. We face competition in this regard from other companies, research and academic institutions, government entities and other organizations. We consider our relations with our employees to be good.
Our human capital is governed by various federal, state and local regulations. We monitor all key employment activities, such as hiring, termination and pay practices to ensure compliance with established regulations across the world. We embrace diversity and inclusion and strive to provide an environment rich with diverse skills, backgrounds and perspectives. Within the United States we conduct a yearly review of employees and establish hiring goals for minority, female, disabled and military veteran candidates. Our recruitment programs are regionally focused and hiring is done at a local level to ensure compliance with specific regulations. To ensure diversity within our workforce we advertise job openings and source candidates broadly to attract a diverse candidate pool. As a leader in our industry we are able to attract a strong candidate pool and have been successful in filing vacancies to ensure business continuity. In fiscal 2021 we had 635 new hires, 280 of which were within the EMEA region, 282 of which were within the Americas region and 73 of which were in the Asia-Pacific region. During fiscal 2020, we also conducted a worldwide organizational health survey designed to assess employee engagement, leadership, work environment and culture. We had a response rate of 77% of our total worldwide employee base, which is one indicator of a high-level of employee engagement.
We track and report internally on key talent metrics including workforce demographics, talent pipeline, diversity data, and engagement of our employees. We believe in investing in professional development programs to ensure we provide opportunities for individuals to advance their careers either in a technical track or move to a leadership position. We offer many of our in-class training programs digitally so that more employees can benefit from self-development during a period when many of our employees are working remotely. Additional focus is placed on the development of our future leaders and we leverage a talent review process where high-potential and high-performing employees are assessed for future leadership roles as part of our succession management process for critical leadership positions. As employee turnover is an indicator of employee satisfaction we closely monitor turnover globally and benchmark locally. Coherent has a very stable and committed workforce. This translates into very low voluntary turnover when compared to benchmark data. Our 12 month rolling average for voluntary turnover at the end of fiscal 2021 stood at 5.3%, substantially less than benchmark data. Our employee average tenure globally is more than 10 years.

ACQUISITIONS
On April 19, 2021, we acquired EOT for approximately $29.3 million, excluding transaction costs. EOT is a specialized U.S.-based components company, which we expect will enable us to vertically integrate and improve the performance of our directed energy amplifier technology.
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
RESTRUCTURINGS AND CONSOLIDATION
In June 2019, we internally announced our plans to exit a portion of our HPFL business and consolidate all HPFL manufacturing and engineering functions in our Tampere, Finland facility by transferring certain HPFL activities from our Hamburg, Germany facility. In conjunction with this announcement, we recorded restructuring charges in fiscal 2019 of $19.7 million. The charges primarily related to write-offs of excess inventory, which is recorded in cost of sales, and estimated severance. We recorded charges of $1.1 million in fiscal 2020, primarily related to accelerated depreciation and project management consulting. We recorded no charges related to this project in fiscal 2021 as the project was completed in fiscal 2020.
We also vacated our leased facility in Santa Clara at the end of the lease term on July 31, 2020 and combined operations into our owned Santa Clara headquarters. We did not incur material expenses in fiscal 2019 related to this project. In fiscal 2021 and 2020, we incurred costs of $0.1 million and $1.5 million, respectively, primarily related to accelerated depreciation and completed the project in fiscal 2021.
In the fourth quarter of fiscal 2020, we began a restructuring program in our ILS segment which includes management reorganizations, the planned closure of multiple manufacturing sites, and the right-sizing of global sales, service, order admin, marketing communication and certain administrative functions, among others. In the fourth quarter of fiscal 2020, we incurred costs of $2.6 million, primarily related to severance. In fiscal 2021, we incurred costs of $12.2 million, primarily related to write-offs of excess inventory, accruals for vendor commitments and warranty provisions, which are recorded in cost of sales, estimated severance, facility exit costs and accelerated depreciation.
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
Exports of certain of our products are subject to export controls imposed by the U.S. government and administered by the U.S. Departments of State and Commerce. In certain instances, these regulations may require pre-shipment authorization from the administering department. For products subject to the Export Administration Regulations ("EAR") administered by the Department of Commerce’s Bureau of Industry and Security, the requirement for a license is dependent on the type and end use of the product, the final destination, the identity of the end user and whether a license exception might apply. Virtually all exports of products subject to the International Traffic in Arms Regulations ("ITAR") administered by the Department of State’s Directorate of Defense Trade Controls, require a license prior to any export, re-export, or deemed export. Certain of our products are subject to the EAR and/or the ITAR. Products and the associated technical data developed and manufactured in our foreign locations are subject to export controls of the applicable foreign nation. We further discuss the impact of such regulations under "Risk Factors" in Item 1A – "Governmental regulations, including tariffs and duties, affecting the import or export of products could negatively affect our business, financial condition and results of operations."
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

ITEM 1A. RISK FACTORS
You should carefully consider the followings risks when considering an investment in our common stock. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our common stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by us. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under "Forward-Looking Statements" and the risks described elsewhere in this annual report. Additionally, these risks and uncertainties described herein are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our business, results of operations or financial condition.
RISKS RELATED TO OUR PENDING MERGER WITH II-VI
Our pending merger with II-VI may be delayed or not occur at all for a variety of reasons, including the possibility that the II-VI Merger Agreement is terminated or expires prior to the consummation of the acquisition.
On March 25, 2021, we entered into the II-VI Merger Agreement, pursuant to which we agreed to be acquired for $220.00 in cash per Coherent share and 0.91 of a share of II-VI common stock per Coherent share. On June 24, 2021, II-VI and Coherent held special meetings of their shareholders and stockholders, respectively, at which all proposals relating to the II-VI Merger Agreement were approved.
Completion of the Merger is subject to customary closing conditions, including (i) the absence of certain legal impediments and (ii) regulatory approvals in applicable jurisdictions including the United States, Germany, China and South Korea. Many of the conditions to completion of the Merger are not within either our or II-VI's control, and we cannot predict when or if these conditions will be satisfied (or waived, as applicable).
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
While the II-VI Merger Agreement is in effect, we are subject to customary interim operating covenants and must generally operate our business in the ordinary course, subject to certain exceptions. These restrictions could prevent us from pursuing certain business opportunities that may arise prior to the consummation of the Merger. The interim operating covenants require us to obtain II-VI's consent (such consent not to be unreasonably conditioned, withheld or delayed) prior to taking certain actions, which requirement could significantly impact our operating results and ongoing business.
After the Merger, our stockholders will have a significantly lower ownership and voting interest in II-VI than they currently have in Coherent and will exercise less influence over management.
Coherent and II-VI estimate that, as of immediately following completion of the Merger, holders of Coherent common stock immediately prior to the Merger will hold approximately 14% of the combined company (based on fully diluted shares outstanding of the combined company as of September 30, 2021). Consequently, former Coherent stockholders will have less influence over the management and policies of II-VI than they currently have over the management and policies of Coherent.
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
The full extent to which the COVID-19 pandemic could impact our financial condition and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including COVID-19 infections intensifying or returning in various geographic areas, the severity and transmission rate of variants of the virus, new medical and other information that may emerge concerning COVID-19, the effectiveness of vaccines, and the actions by governmental entities or others to address it, contain it or treat its impact.
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
Please refer to "Coronavirus pandemic (COVID-19)" under "Significant Events" in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" for additional discussion of the risks related to the COVID-19 pandemic and its impact on the Company.
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
•commodity pricing;
•interpretation and impact of the U.S. Tax Cuts and Jobs Act ("the Tax Act") and the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") and any additional related newly enacted laws;
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
•our ability to successfully and fully integrate acquisitions, into our operations and management;
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

•continued government spending on defense-related and scientific research projects where we are a vendor or subcontractor;
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
We depend on sole source or limited source suppliers, as well as on our own production capabilities, for some of the key components and materials, including exotic materials, certain cutting-edge optics and crystals, aluminum, and magnesium, used in our products, which makes us susceptible to supply shortages or price fluctuations that could adversely affect our business, particularly our ability to meet our customers' delivery requirements.
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
Disruption in our global supply chain could negatively impact our businesses.
The products we sell are sourced from a wide variety of domestic and international vendors, and any future disruption in our supply chain or inability to find qualified vendors and access products that meet requisite quality and safety standards in a timely and efficient manner could adversely impact our businesses. The loss or disruption of such supply arrangements for any reason, including for issues such as COVID-19 or other health epidemics or pandemics, labor disputes, loss or impairment of key manufacturing sites, inability to procure sufficient raw materials, quality control issues, ethical sourcing issues, a supplier’s financial distress, natural disasters, looting, vandalism or acts of war or terrorism, trade sanctions or other external factors over which we have no control, could interrupt product supply and, if not effectively managed and remedied, have a material adverse impact on our business operations, financial condition and results of operations.
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
In the flat panel display market, it is unclear when the timing will be, or whether it will occur at all, for any further build-out of fabs for the manufacture of OLED screens, and there are a relatively limited number of manufacturers who are the end customers for our annealing products. In fiscal 2021, Advanced Process Systems Corporation, an integrator in the flat panel display market based in South Korea, contributed more than 10% of our revenue. Given macroeconomic conditions, varying consumer demand and technical process limitations at manufacturers, we may see fluctuations in orders, including periods with no or few orders, and our customers may seek to reschedule or cancel orders. For example, in the first quarter of fiscal 2019, one customer cancelled three purchase orders which included backlog shippable within 12 months of $38.2 million as well as some additional orders which were unscheduled.
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
Our ability to increase our sales volume and our future success depends on the continued growth of the markets for lasers, laser systems, laser components and related accessories, as well as our ability to identify, in advance, emerging markets for laser-based systems and to manage our manufacturing capacity to meet customer demands. We cannot assure you that we will be able to successfully identify, on a timely basis, new high-growth markets in the future. Moreover, we cannot assure you that new markets will develop for our products or our customers' products, or that our technology or pricing will enable such markets to develop. Future demand for our products is uncertain and will depend to a great degree on continued technological development and the introduction of new or enhanced products. If this does not continue, sales of our products may decline and our business will be harmed.
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
For fiscal 2021, 2020 and 2019, 77%, 76%, and 76%, respectively, of our net sales were derived from customers outside of the United States. We anticipate that international sales, particularly in Asia, will continue to account for a significant portion of our net sales in the foreseeable future.
A global economic slowdown or a natural disaster could have a negative effect on various international markets in which we operate, such as the earthquake, tsunami and resulting nuclear disaster in Japan and the flooding in Germany and Thailand. Such a slowdown may cause us to reduce our presence in certain countries, which may negatively affect the overall level of business in such countries. Our international sales are primarily through our direct sales force. Additionally, some international sales are made through international distributors and representatives. Currently, the COVID-19 pandemic is having a significant adverse effect on the global economy, which is affecting the various markets in which we operate.
Our international operations and sales are subject to a number of risks, including:
•compliance with applicable import/export regulations, tariffs and trade barriers, including recently instituted or proposed changes in trade policies by the U.S. and any corresponding retaliatory actions by affected countries, in particular with respect to China;
•longer accounts receivable collection periods;
•the impact of recessions and other economic conditions in economies outside the United States, including, for example, dips in the manufacturing Purchasing Managers Index as well as the Institute for Supply Management data in the Eurozone, in particular in Germany;
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
We are also subject to the risks of fluctuating foreign currency exchange rates, which could materially adversely affect the sales price of our products in foreign markets, as well as the costs and expenses of our international subsidiaries, particularly if we have a significant amount of manufacturing costs denominated in one currency (e.g. the Euro) compared to the sales of those same products to customers denominated in another currency (e.g. the U.S. Dollar). While we use forward exchange contracts and other risk management techniques to hedge our foreign currency exposure, we remain exposed to the economic risks of foreign currency fluctuations.
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
Our operations, logistics and facilities and those of our customers, suppliers and contract manufacturers could be subject to a catastrophic loss from fire, flood, earthquake, volcanic eruption, work stoppages, power outages (particularly the rolling blackouts recently experienced in China), acts of war, pandemics such as COVID-19, energy shortages, theft of assets, other natural disasters or terrorist activity. A substantial portion of our research and development activities, manufacturing, our corporate headquarters and other critical business operations are located near major earthquake faults in Santa Clara, California, an area with a history of seismic events. Any such loss or detrimental impact to any of our operations, logistics or facilities could disrupt our operations, delay production, shipments and net sales and result in large expenses to repair or replace the facility. While we have obtained insurance to cover most potential losses, after reviewing the costs and limitations associated with earthquake insurance, we have decided not to procure such insurance. We believe that this decision is consistent with decisions reached by numerous other companies located nearby. We cannot assure you that our existing insurance coverage will be adequate against all other possible losses.
ACQUISITION RISKS
We may not be able to integrate the business of completed or future acquisitions successfully with our own, realize the anticipated benefits of such acquisitions or manage our expanded operations, any of which would adversely affect our results of operations.
Acquisition integration efforts are costly due to the large number of processes, policies, procedures, locations, operations, technologies and systems to be integrated, including purchasing, accounting and finance, sales, service, operations, payroll, pricing, marketing and employee benefits. Integration expenses could, particularly in the short term, exceed the savings we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale, which could result in significant charges to earnings that we cannot currently quantify. Potential difficulties that we may encounter as part of the integration process include the following:
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
In November 2016, we entered into a credit agreement (the "Credit Agreement"), which provided for a 670.0 million Euro term loan (the "Euro Term Loan"), all of which was drawn, and a $100.0 million revolving credit facility (the "Revolving Credit Facility"), under which a 10 million Euro letter of credit was issued. As of October 2, 2021, 351.5 million Euros were outstanding under the Euro Term Loan. As of October 2, 2021, the Revolving Credit Facility had been used for guarantees of 10.0 million Euros as well as borrowings of $10.0 million. We repaid outstanding borrowings on October 29, 2021 and on November 5, 2021, the Revolving Credit Facility terminated. In connection with the termination of our Revolving Credit Facility, on October 29, 2021, we entered into a 10.0 million Euro letter of credit facility, rolled our existing letter of credit into that facility and deposited 10.5 million Euros with Barclays as cash collateral to secure the payment obligations under such facility. We may incur additional indebtedness in the future by entering into new financing arrangements. Our ability to pay interest and repay the principal of our current indebtedness is dependent upon our ability to manage our business operations and the ongoing interest rate environment. There can be no assurance that we will be able to manage any of these risks successfully.
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
Certain of our financial arrangements, including our Credit Agreement, are made at variable rates that use interbank offered rates, or IBORs, including the Euro Interbank Offered Rate, or EURIBOR and the London Interbank Offered Rate, or LIBOR (or metrics derived from or related to LIBOR), as a benchmark for establishing the interest rate. IBORs are or have been reformed, may cease to be available or may be declared to be no longer representative of the underlying market and economic realities. In such a case IBORs and specifically LIBOR may need to be replaced with a replacement rate. While EURIBOR is the subject of reform, in March 2021, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to cease or otherwise declare as no longer representative certain LIBOR settings on December 31, 2021 and the remainder of the U.S. dollar LIBOR settings on June 30, 2023. At this time, we cannot predict how markets will respond to reform or the proposed alternative rates or the effect of any changes to IBORs or the discontinuation or non-representativeness of LIBOR. New methods of calculating IBORs that may be established or the establishment of alternative reference rates could have an adverse impact on the market value for or value of IBOR-linked securities, loans and other financial obligations or extensions of credit held by or due to us. Changes in market interest rates may influence our financing costs, returns on financial investments and the valuation of derivative contracts and could reduce our earnings and cash flows. There is no guarantee that a transition from IBORs and specifically LIBOR to an alternative will not result in financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers, any of which could have an adverse effect on our business, financial condition, and results of operations.
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

•the resolution of transfer pricing issues through the Competent Authority process between South Korea, Germany and the United States arising from the German tax audits for fiscal 2011-2016 and South Korean tax audits for fiscal 2014-2017;
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
•changes in available tax credits;
•changes in share-based compensation;
•changes in other tax laws or the interpretation of such tax laws, including the Base Erosion Profit Shifting action plan and two-pillar solution addressing the digitalization of the global economy implemented by the Organization for Economic Co-operation and Development ("OECD") as well as an OECD-led global minimum corporate tax rate, and President Biden's various proposals to increase the U.S. corporate income tax rates and increase U.S. taxation on foreign earnings;
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
Volatility and disruption in the capital and credit markets, depressed consumer confidence, government economic policies, negative economic conditions, global supply chain issues, volatile corporate profits and reduced capital spending could negatively impact demand for our products. In particular, it is difficult to develop and implement strategy, sustainable business models and efficient operations, as well as effectively manage supply chain relationships, in the face of such conditions, including uncertainty regarding the ability of some of our suppliers to continue operations and provide us with uninterrupted supply flow. Our ability to maintain our research and development investments in our broad product offerings may be adversely impacted in the event that our future sales decline or remain flat. Spending and the timing thereof by consumers and businesses have a significant impact on our results and, where such spending is delayed or cancelled, it could have a material negative impact on our operating results. Global economic conditions have become more uncertain and challenging as the effects of the COVID-19 pandemic continue to have a significant adverse effect on the global economy. Weakness in our end markets has negatively impacted our bookings, net sales, gross margin and operating expenses, and, if it continues, would have a material adverse effect on our business, financial condition and results of operations.
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
In addition, political and social turmoil related to international conflicts, terrorist acts, civil unrest and mass migration may put further pressure on economic conditions in the United States and the rest of the world. Unstable economic, political and social conditions make it difficult for our customers, our suppliers and us to accurately forecast and plan future business activities. If such conditions persist, our business, financial condition and results of operations could suffer. Additionally, unstable economic conditions can provide significant pressures and burdens on individuals, which could cause them to engage in inappropriate business conduct. See Item 9A "Controls and Procedures."
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
Not Applicable.

ITEM 2.    PROPERTIES
Our corporate headquarters is located in Santa Clara, California. At fiscal 2021 year-end, our principal manufacturing locations were as follows (all acreage and square footage is approximate) (unless otherwise indicated, each property is utilized jointly by our two segments):

	Description	Use	Term*
Santa Clara, CA	8.5 acres of land, 200,000 square feet	Corporate headquarters, manufacturing, R&D	Owned
Richmond, CA (2)	several buildings totaling 68,635 square feet	Office, manufacturing, R&D	Leased through November 2029
Sunnyvale, CA (1)	two buildings totaling 28,299 square feet	Office, manufacturing, R&D	Leased through December 2023
Bloomfield, CT (1)	88,396 square feet	Office, manufacturing, R&D	Leased through February 2027
East Granby, CT (1)	68,135 square feet	Office, manufacturing, R&D	Leased through January 2027
Plymouth, MI (1)	54,080 square feet	Office, manufacturing, R&D	Leased through May 2024
Mount Olive, NJ (2)	88,000 square feet	Office, manufacturing, R&D	Leased through June 2028
Tampere, Finland (1)	4.9 acres of land, 50,074 square feet	Office, manufacturing, R&D	Owned
Gilching, Germany (1)	4.2 acres of land, 125,012 square feet	Office, manufacturing, R&D	Owned
Göttingen, Germany (2)	14.2 acres of land, several buildings totaling 211,648 square feet	Office, manufacturing, R&D	Owned
Lübeck, Germany (2)	several buildings totaling 89,761 square feet	Office, manufacturing, R&D	Leased through December 2024
Lübeck, Germany (2)	7.4 acres of land, 147,446 square feet	Future office, manufacturing, R&D	Owned (expected occupancy beginning in Q2 fiscal 2022)
Mainz, Germany (1)	1.2 acres of land, 46,984 square feet	Office, manufacturing, R&D	Owned
Mainz, Germany (1)	several buildings totaling 46,193 square feet	Office, manufacturing, R&D	Leased primarily through September 2024
Glasgow, Scotland (2)	2.0 acres of land, 68,220 square feet	Office, manufacturing, R&D	Owned
Kallang Sector, Singapore	42,722 square feet	Office, manufacturing	Leased through January 2027
An-Seong, South Korea (2)	60,257 square feet	Office, manufacturing	Leased through October 2027
_________________________________________
(1)This facility is utilized primarily by our ILS operating segment.
(2)This facility is utilized primarily by our OLS operating segment.

*     We currently plan to renew leases on buildings as they expire, as necessary.
We maintain other manufacturing, sales and service offices under varying leases expiring from fiscal 2022 through 2029 in Belgium, Canada, China, France, Germany, Israel, Italy, Japan, Malaysia, the Netherlands, South Korea, Spain, Sweden, Switzerland, Taiwan, the United Kingdom, the United States and Vietnam.
We consider our facilities to be both suitable and adequate to provide for current and near-term requirements and that the productive capacity in our facilities is substantially being utilized or we have plans to utilize it.

ITEM 3.    LEGAL PROCEEDINGS
Information with respect to this item may be found in Note 13, "Commitments and Contingencies" in the Notes to Consolidated Financial Statements in Item 8 of this report and is incorporated herein by reference.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the NASDAQ Global Select Market exchange with the ticker symbol of COHR.
The number of stockholders of record as of November 23, 2021 was 426. While we paid a cash dividend in fiscal 2013 and may elect to pay dividends in the future, we have no present intention to declare cash dividends. The credit agreement includes certain restrictions on our ability to pay cash dividends.
There were no sales of unregistered securities in fiscal 2021.
Refer to Note 14 "Stock Repurchases" of our Notes to Consolidated Financial Statements under Item 8 of this annual report for discussion on repurchases during fiscal 2021, 2020 and 2019.
COMPANY STOCK PRICE PERFORMANCE
The following graph shows a five-year comparison of cumulative total stockholder return, calculated on a dividend reinvestment basis and based on a $100 investment, from October 1, 2016 through October 2, 2021 comparing the return on our common stock with the Russell 1000 Index and the Nasdaq Composite Index. The stock price performance shown on the following graph is not necessarily indicative of future price performance.
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN AMONG COHERENT, INC.,
THE RUSSELL 1000 INDEX AND THE NASDAQ COMPOSITE INDEX

		INDEXED RETURNS
	Base Period	Years Ending
Company Name / Index	10/1/2016	9/30/2017	9/29/2018	9/28/2019	10/3/2020	10/2/2021
Coherent, Inc.	100	212.75	155.77	137.09	99.51	228.98
Russell 1000 Index	100	118.54	139.60	144.24	167.87	222.82
Nasdaq Composite Index	100	123.68	154.82	154.46	217.58	288.09
The information contained above under the caption "Company Stock Price Performance" shall not be deemed to be "soliciting material" or to be "filed" with the SEC, nor will such information be incorporated by reference into any future SEC filing except to the extent that we specifically incorporate it by reference into such filing.

ITEM 6.    [RESERVED]

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
We have applied the FAST Act Modernization and Simplification of Regulation S-K, which limits the discussion to the two most recent fiscal years. This discussion and analysis deals with comparisons of material changes in the consolidated financial statements for fiscal 2021 and fiscal 2020. For the comparison of fiscal 2020 and fiscal 2019, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of our 2020 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on December 1, 2020.
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

	Fiscal
	2021	2020

Net Sales—OEM Laser Sources	$913,636	$758,929
Net Sales—Industrial Lasers & Systems	$573,832	$470,070
Gross Profit as a Percentage of Net Sales—OEM Laser Sources	45.4%	46.0%
Gross Profit as a Percentage of Net Sales—Industrial Lasers & Systems	28.2%	14.5%
Research and Development Expenses as a Percentage of Net Sales	8.4%	9.4%
Loss Before Income Taxes	$(115,538)	$(442,723)
Net Cash Provided by Operating Activities	$72,938	$206,907
Free Cash Flow	$(9,625)	$141,988
Days Sales Outstanding in Receivables	60	65
Annualized Fourth Quarter Inventory Turns	2.4	1.9
Net Loss as a Percentage of Net Sales	(7.2)%	(33.7)%
Adjusted EBITDA as a Percentage of Net Sales	17.3%	12.3%
Definitions and analysis of these performance indicators are as follows:
Net Sales
Net sales include sales of lasers, laser systems, laser components, related accessories and services. Net sales for fiscal 2021 increased 20.4% in our OLS segment and increased 22.1% in our ILS segment from fiscal 2020. For a description of the reasons for changes in net sales refer to the "Results of Operations" section below.
Gross Profit as a Percentage of Net Sales
Gross profit as a percentage of net sales ("gross profit percentage") is calculated as gross profit for the period divided by net sales for the period. Gross profit percentage for OLS decreased to 45.4% in fiscal 2021 from 46.0% in fiscal 2020. Gross profit percentage for ILS increased to 28.2% in fiscal 2021 from 14.5% in fiscal 2020. For a description of the reasons for changes in gross profit refer to the "Results of Operations" section below.

Research and Development as a Percentage of Net Sales
Research and development as a percentage of net sales ("R&D percentage") is calculated as research and development expense for the period divided by net sales for the period. Management considers R&D percentage to be an important indicator in managing our business as investing in new technologies is a key to future growth. R&D percentage decreased to 8.4% in fiscal 2021 from 9.4% in fiscal 2020. For a description of the reasons for changes in R&D spending refer to the "Results of Operations" section below.
Net Cash Provided by Operating Activities
Net cash provided by operating activities as reflected on our Consolidated Statements of Cash Flows primarily represents the excess of cash collected from billings to our customers and other receipts over cash paid to our vendors for expenses and inventory purchases to run our business. We believe that cash flows from operations is an important performance indicator because cash generation over the long term is essential to maintaining a healthy business and providing funds to help fuel growth. Net cash provided by operating activities in fiscal 2021 was unfavorably impacted by merger and acquisition costs, including our payment of a termination fee of $217.6 million to Lumentum. For a description of the reasons for changes in Net Cash Provided by Operating Activities refer to the "Liquidity and Capital Resources" section below.
Free Cash Flow
Free cash flow represents net cash provided by operating activities reduced by purchases of property and equipment, both as reflected on our Consolidated Statements of Cash Flows. We believe that free cash flow is an important performance indicator because it is a measure of cash generation after accounting for cash outflows to support operations and maintain capital assets. Cash generation over the long term is essential to maintaining a healthy business and providing funds to help fuel growth. Free cash flow in fiscal 2021 was unfavorably impacted by merger and acquisition costs, including our payment of a termination fee of $217.6 million to Lumentum. For a description of the reasons for changes in free cash flow refer to the "Liquidity and Capital Resources" section below, where we discuss the reasons for changes in net cash provided by operating and investing activities.
Days Sales Outstanding in Receivables
We calculate days sales outstanding ("DSO") in receivables as net receivables at the end of the period divided by net sales during the period and then multiplied by the number of days in the period, using a 360 day year. DSO in receivables indicates how well we are managing our collection of receivables, with lower DSO in receivables resulting in higher working capital availability. The more money we have tied up in receivables, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business. Our DSO in receivables for fiscal 2021 improved to 60 days as compared to 65 days in fiscal 2020. This improvement was primarily due to increased collections of past due receivables, primarily in China, Japan and Europe, improved linearity with a lower concentration of sales in September 2021 compared to September 2020 and the favorable impact of foreign exchange rates.
Annualized Fourth Quarter Inventory Turns
We calculate annualized fourth quarter inventory turns as cost of sales during the fourth quarter annualized and divided by net inventories at the end of the fourth quarter. This indicates how well we are managing our inventory levels, with higher inventory turns resulting in more working capital availability and a higher return on our investments in inventory. Our annualized fourth quarter inventory turns for fiscal 2021 increased to 2.4 turns from 1.9 turns in fiscal 2020 primarily due to lower inventory levels, primarily in our OLS segment, due to higher flat panel display shipments and higher service parts demand partially offset by lower inventory provisions for excess and obsolete inventory in certain ILS business units and improved manufacturing absorption in both segments.
Adjusted EBITDA as a Percentage of Net Sales
We define adjusted EBITDA as operating income adjusted for depreciation, amortization, stock-based compensation expense, restructuring costs, and certain other non-operating income and expense items, such as merger and acquisition costs. Key initiatives to reach our goals for EBITDA improvements include utilization of our manufacturing locations in Asia, optimizing our supply chain and continued leveraging of our infrastructure.
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
Below is the reconciliation of our net cash provided by operating activities to our free cash flow:

	Fiscal
	2021	2020
Net cash provided by operating activities	$72,938	$206,907
Less: Purchases of property and equipment	82,563	64,919
Free cash flow	$(9,625)	$141,988

Below is the reconciliation of our net income (loss) as percentage of net sales to our adjusted EBITDA as a percentage of net sales:

	Fiscal
	2021	2020
Net income (loss) as a percentage of net sales	(7.2)%	(33.7)%
Income tax benefit	(0.5)%	(2.3)%
Interest and other income (expense), net	1.4%	1.5%
Depreciation and amortization	3.7%	6.3%
Purchase accounting step-up	0.1%	—%
Restructuring charges and other	1.2%	0.3%
Merger and acquisition costs	15.8%	—%
Goodwill and other impairment charges	—%	36.6%
Stock-based compensation	2.8%	3.6%
Adjusted EBITDA as a percentage of net sales	17.3%	12.3%

SIGNIFICANT EVENTS
Merger Agreement and related fees
See "Recent Events - Merger Agreement and Termination Fee" in Item 1 of this report for a description of the Agreement and Plan of Merger we entered into on January 18, 2021, and the Amended Lumentum Agreement we entered into on March 9, 2021 with Lumentum, Lumentum Merger Sub I and Lumentum Merger Sub II, the termination of the Amended Lumentum Agreement and the payment of a termination fee to Lumentum in the second quarter of fiscal 2021, as well as the II-VI Merger Agreement we entered into with II-VI and II-VI Merger Sub on March 25, 2021.
The termination fee, in addition to other costs related to the merger agreements is included in merger and acquisition costs in our consolidated statements of operations.
Coronavirus pandemic (COVID-19)
In December 2019, COVID-19 cases were reported, and in January 2020, the World Health Organization ("WHO") declared it a Public Health Emergency of International Concern. On February 28, 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and on March 11, 2020, the WHO characterized COVID-19 as a pandemic. In an effort to contain COVID-19 or slow its spread, governments around the world have enacted various measures from time to time, including orders to close all businesses not deemed "essential," isolate residents in their homes or places of residence, and practice social distancing at and away from work. These actions and the global health crisis caused by COVID-19 will continue to negatively impact global business activity, which could negatively affect our revenue and results of operations. Each of the regions where we generate a majority of our revenue including Asia, Europe, and North America have been and may continue to be impacted by COVID-19 in the future. The timing and extent of impact related to COVID-19 varies by country and region.
In determining the impact of the COVID-19 pandemic in relation to our net sales, in fiscal 2020 we compared our actual results to our most recently published forecast and the net sales guidance range communicated in our quarterly earnings call.

This forecast has been adjusted for known direct impacts to our bookings and net sales from COVID-19 and other factors. Using this criteria, we estimate that our sales for fiscal 2020 were negatively impacted by the COVID-19 pandemic by approximately $40.0 million. We believe the impact on fiscal 2021 sales was immaterial.
During fiscal 2020 and 2021, the global demand environment was uncertain at times given the effects of COVID-19 on many businesses, including manufacturing facilities and customer confidence around the world. While we saw a partial recovery in order volumes in China in the latter half of March and the third quarter of fiscal 2020, this coincided with declining bookings in other regions, particularly in North America, and to a lesser extent in Europe and other countries in Asia. Beginning in the fourth quarter of fiscal 2020 and continuing in fiscal 2021, we saw global demand recover in all regions and begin to return to a more normalized demand trend. However, we cannot predict future resurgences of COVID-19, particularly in light of the recent Delta variant, and the impact that it may have on future demand for our products and services, particularly given the recent shutdown measures taken in certain countries in Europe and Asia.
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
We continue to experience various supply disruptions throughout the supply chain and are working closely with our supply base to mitigate or remove constraints as they become known. Supply constraints due to COVID-19 may impact the speed with which we are able to ramp up production if we experience strong demand on certain products. We also continue to face supply chain constraints primarily related to logistics, including available air cargo space and higher freight rates. Available cargo space on flights between the U.S. and Europe, and Europe and Asia has been and remains limited as a result of the impact from COVID-19 and government and business responses to it, and this has increased shipping time and costs. In addition, shipments between countries have been more severely impacted by COVID-19 and we are experiencing delays due to additional checks at border crossings, including within Europe and Asia. There has also been sporadic restrictions on individual travel between certain states in the United States of America as well. Government actions related to COVID-19 come on the heels of trade tensions between the United States and China, which may continue. We believe we have the ability to meet the near-term demand for our products, but the situation is fluid and subject to change.
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
The COVID-19 pandemic has significantly increased worldwide and regional economic uncertainty and decreased demand for our products in many markets we serve, which could continue for an unknown period of time. In these circumstances, there may be developments outside of our control, including the length and extent of the COVID-19 outbreak, government-imposed measures and our ability to ship as well as install products and/or service installed products that may require us to adjust our operating plans. As such, given the dynamic nature of this situation, we cannot estimate with certainty the future impacts of COVID-19 on our financial condition, results of operations or cash flows. However, we do expect that it could have an adverse impact on our revenue as well as our overall profitability and could lead to an increase in inventory provisions, allowances for credit losses, and a volatile effective tax rate driven by changes in the mix of earnings across our markets.
See "Risks Related to COVID-19 Pandemic" included under the heading "Risk Factors" in Item 1A of this annual report regarding the impact of COVID-19.
Goodwill and other impairment charges
Based on our internal projections and the preparation of our financial statements for the quarter ended April 4, 2020, and considering the then-expected decrease in demand due to the COVID-19 pandemic and other factors, we believed that the fair value of our ILS reporting unit might no longer have exceeded its carrying value and performed an interim goodwill impairment test on the ILS and OLS reporting units. Based on the estimated fair value of the ILS reporting unit, we recorded non-cash pre-tax goodwill impairment charges of $327.2 million in the quarter ended April 4, 2020. In addition, we performed impairment tests on the long-lived assets allocated to the asset group of the ILS reporting unit, including intangible assets, property, plant and equipment and right of use ("ROU") assets as of April 4, 2020 and recorded non-cash pre-tax charges related to the impairment intangible assets, property, plant and equipment and ROU assets of the ILS reporting unit of $33.9 million, $85.6 million and $1.8 million, respectively, in the quarter ended April 4, 2020. See Note 8, "Goodwill and Intangible Assets" and Note 11, "Leases" in the Notes to Consolidated Financial Statements under Item 8 of this annual report.
Restructuring
In June 2019, we announced our plans to exit a portion of our High Power Fiber Laser ("HPFL") business and consolidate all HPFL manufacturing and engineering functions in our Tampere, Finland facility by transferring certain HPFL activities from our Hamburg, Germany facility. In conjunction with this announcement, we recorded restructuring charges in fiscal 2019 of $19.7 million. The charges primarily related to write-offs of excess inventory, which is recorded in cost of sales, and estimated severance. We recorded charges of $1.1 million in fiscal 2020, primarily related to accelerated depreciation and project management consulting. We recorded no charges related to this project in fiscal 2021 as the project was completed in fiscal 2020.
We also vacated our leased facility in Santa Clara at the end of the lease term on July 31, 2020 and combined operations into our owned Santa Clara headquarters. We did not incur material expenses in fiscal 2019 related to this project. In fiscal 2021 and 2020, we incurred costs of $0.1 million and $1.5 million, respectively, primarily related to accelerated depreciation, and completed the project in fiscal 2021.
In the fourth quarter of fiscal 2020, we began a restructuring program in our ILS segment which includes management reorganizations, the planned closure of multiple manufacturing sites, and the right-sizing of global sales, service, order admin, marketing communication and certain administrative functions, among others. In fiscal 2020, we incurred costs of $2.6 million, primarily related to severance. In fiscal 2021, we incurred costs of $12.2 million, primarily related to write-offs of excess inventory, accruals for vendor commitments and warranty provisions, which are recorded in cost of sales, estimated severance, facility exit costs and accelerated depreciation.
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

RESULTS OF OPERATIONS—FISCAL 2021 AND 2020
Fiscal 2021 consisted of 52 weeks and fiscal 2020 consisted of 53 weeks.
Consolidated Summary
The following table sets forth, for the years indicated, the percentage of total net sales represented by the line items reflected in our consolidated statements of operations:

	Fiscal
	2021	2020
	(As a percentage of net sales)
Net sales	100.0%	100.0%
Cost of sales	61.8%	66.6%
Gross profit	38.2%	33.4%
Operating expenses:
Research and development	8.4%	9.4%
Selling, general and administrative	20.4%	22.0%
Merger and acquisition costs	15.8%	—%
Goodwill and other impairment charges	—%	36.7%
Amortization of intangible assets	0.2%	0.3%
Total operating expenses	44.8%	68.4%
Loss from operations	(6.6)%	(35.0)%
Other income (expense), net	(1.2)%	(1.0)%
Loss before income taxes	(7.8)%	(36.0)%
Benefit from income taxes	(0.6)%	(2.3)%
Net loss	(7.2)%	(33.7)%

Net loss for fiscal 2021 was $106.8 million ($4.38 per diluted share). This included after tax charges of $182.3 million for merger and acquisition costs (primarily due to a termination fee of $217.6 million paid to Lumentum), $36.0 million of after-tax stock-based compensation expense, $10.4 million of after-tax restructuring costs, $9.3 million of after-tax amortization of intangible assets, $5.3 million of after-tax losses on the dissolution of our OR Laser operations, $1.1 million of purchase accounting step-up and $13.1 million non-recurring income tax net expense.
Net loss for fiscal 2020 was $414.1 million ($17.18 per diluted share). This included after tax charges of $423.2 million for goodwill and other impairment, $39.1 million of after-tax stock-based compensation expense, $21.9 million of after-tax amortization of intangible assets, $2.1 million of after-tax restructuring costs (net of the gain on the sale-leaseback of our Hamburg facility), $0.7 million after-tax of accelerated compensation for our former CEO, $0.6 million non-recurring income tax net expense and $0.9 million of excess tax benefit for employee stock-based compensation.
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
We had a backlog of orders shippable within 12 months of $717.1 million at October 2, 2021.
Net Sales
Market Application
The following table sets forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by market application (dollars in thousands):

	Fiscal 2021		Fiscal 2020
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Microelectronics	$664,535	44.7%	$538,535	43.8%
Precision manufacturing	399,049	26.8%	335,750	27.3%
Instrumentation	374,075	25.2%	300,321	24.5%
Aerospace and defense	49,809	3.3%	54,393	4.4%
Total	$1,487,468	100.0%	$1,228,999	100.0%

During fiscal 2021, net sales increased by $258.5 million, or 21%, compared to fiscal 2020, with increases in the microelectronics, instrumentation and precision manufacturing markets partially offset by decreases in the aerospace and defense market. The increase included higher net sales due to the negative impact in fiscal 2020 of approximately $40.0 million from COVID-19 shelter-in place orders and/or delays in restarting non-essential manufacturing activity at many of our customers, primarily in the precision manufacturing, instrumentation and aerospace and defense markets. In fiscal 2020, we continued to experience weaker demand in the microelectronics and materials processing markets. We finished fiscal 2021 with a positive book-to-bill ratio, in all four end-markets, and increased backlog levels compared to fiscal 2020 across all end-markets. Entering fiscal 2022, we believe that we are well-positioned with our laser-based technology to benefit from technology proliferation in rapid growth areas such as 5G, flexible OLED and MicroLED. In addition, we believe the market for laser-based medical instrumentation, devices and procedures will continue to grow with the aging population around the globe. We also anticipate that technology advances will result in increased defense spending globally.
During fiscal 2021, microelectronics sales increased $126.0 million, or 23%, compared to fiscal 2020 primarily due to increased shipments for flat panel display (higher shipments related to ELA tools used in the flat panel display market and higher revenues from consumable service parts), advanced packaging and semiconductor applications, and partially due to the negative impact of COVID-19 in fiscal 2020. In microelectronics, we expect future increases in ELA tool shipments as Asian manufacturers improve yields and ramp manufacturing as indicated by the fact that we have received new orders for these products in fiscal 2021 and we expect many of these orders to ship in fiscal 2022. In addition, it is expected that the handset market will continue to transition to 5G and newer technologies over time. This technology requires more power from the battery which we expect will result in the handset manufacturers having to decide between shorter talk times or placement of larger batteries in existing form factors. Since OLED displays are much thinner than liquid crystal displays (LCD), we believe 5G will increase demand for OLED displays to accommodate larger batteries. In addition, we are seeing demand for laser solutions for MicroLED pilot production. We believe that these technological demands will allow us to continue to maintain a leadership position in flat panel display applications. We are also seeing higher demand for semiconductor applications, somewhat tempered by rolling blackouts in China. Demand is being driven by continuous strength in cloud computing and data centers as well as in advanced packaging applications driven by 5G demand for smaller geometry, better power management and next generation printed circuit boards.
Precision manufacturing sales increased $63.3 million, or 19%, during fiscal 2021 primarily due to increased sales in materials processing components and automotive applications, partially offset by lower shipments for machine tools applications. The increase in fiscal 2021 was partially due to the negative impact of COVID-19 in fiscal 2020, which was not an impact in fiscal 2021. The Purchasing Managers Index ("PMI") is a measure of the prevailing economic trends in manufacturing, and often correlates to materials processing sales. The manufacturing PMI for the U.S. and Germany rose in the first few quarters of fiscal 2021, with the U.S. and Germany hitting near record levels, followed by a slight reduction in the fourth quarter of fiscal 2021. The fourth quarter PMI reduction was partially due to supply chain pressures from extended lead time, rapidly rising materials prices and recent power supply problems in China. In addition, we saw customer demand for automobiles and production return to pre-COVID-19 levels. Although unfavorably impacted by the global semiconductor chip shortage, we expect continued strong demand for laser based welding products, especially for battery applications in EVs (Electronic Vehicles). Medical device manufacturing had record orders in fiscal 2021, with increases in the U.S., China and Europe.
The increase in the instrumentation market of $73.8 million, or 25%, during fiscal 2021 was primarily due to higher shipments for biomedical instrumentation and scientific applications, as scientific applications shipments were negatively impacted by COVID-19 in fiscal 2020 due to closures of universities as a result of COVID-19 shelter-in-place orders, as well as higher shipments for medical applications. We supply lasers and optical systems for biomedical instrumentation applications and our lasers have been used in diagnostic instruments in applications including gene sequencing, biomarker identification and vaccine development. We expect demand in the scientific and government program applications to continue to fluctuate from quarter to quarter.
Sales in the aerospace and defense market decreased $4.6 million, or 8%, during fiscal 2021 primarily due to lower optics shipments in defense and aerospace applications. We anticipate the defense market, especially amplifiers for directed energy and specialty optics for aerospace, to be a multi-year growth opportunity for us.
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
We have historically generally experienced decreased net sales in the first fiscal quarter compared to other quarters in our fiscal year due to the impact of time off and business closures at our facilities and those of many of our customers due to year-

end holidays. For example, over the past 10 years, excluding certain recovery years, our first fiscal quarter net sales have ranged 2%-17% below the fourth quarter of the prior fiscal years.
In fiscal 2021 and 2020, one customer accounted for 16% and 17%, respectively, of net sales.
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
The following table sets forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by segment (dollars in thousands):

	Fiscal 2021		Fiscal 2020
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
OEM Laser Sources (OLS)	$913,636	61.4%	$758,929	61.8%
Industrial Lasers & Systems (ILS)	573,832	38.6%	470,070	38.2%
Total	$1,487,468	100.0%	$1,228,999	100.0%
Net sales for fiscal 2021 increased $258.5 million, or 21%, compared to fiscal 2020, with increases of $154.7 million, or 20%, in our OLS segment and increases of $103.8 million, or 22%, in our ILS segment. The fiscal 2021 increases in both OLS and ILS segment sales included increases due to the favorable impact of foreign exchange rates.
The increase in our OLS segment sales in fiscal 2021, including higher sales due to the negative impact of COVID-19 in fiscal 2020 of approximately $26.0 million, was primarily due to higher demand for flat panel display applications, with higher revenues from consumable service parts and higher shipments of ELA tools, as well as higher shipments for biomedical instrumentation and scientific applications in the instrumentation market, semiconductor applications in the microelectronics market and applications in the precision manufacturing market. The increased sales were partially offset by lower shipments for applications in the aerospace and defense market.
The increase in our ILS segment sales from fiscal 2020 to fiscal 2021, including higher sales due to the negative impact of COVID-19 in fiscal 2020 of approximately $14.0 million, was primarily due to higher sales to the precision manufacturing market, primarily for materials processing components and automotive applications, higher sales for advanced packaging applications within the microelectronics market and higher sales to the instrumentation market.
Gross Profit
Consolidated
Our gross profit percentage increased by 4.8% to 38.2% in fiscal 2021 from 33.4% in fiscal 2020. The increase included 1.6% lower amortization of intangibles primarily due to the impairment of ILS intangibles in the second quarter of fiscal 2020, a 0.5% unfavorable impact of higher restructuring costs, primarily related to the write-off of inventories, severance costs, warranty costs, facility exit costs and accelerated depreciation in fiscal 2021 due to our planned closure of multiple manufacturing sites, a 0.1% unfavorable impact due to purchase accounting adjustments (inventory step-up in other costs) related to our acquisition of EOT in April 2021 and 0.1% higher stock-based compensation expense. Excluding the 0.9% favorable net impact of lower intangibles amortization, higher restructuring costs, higher purchase accounting adjustments and higher stock-based compensation expense, gross profit percentage increased 3.9% compared to fiscal 2020 primarily due to lower other costs (2.4%) and lower warranty costs (1.5%). Product margins were flat year over year as a percentage of sales. Other costs, excluding restructuring provisions, were lower primarily due to lower inventory provisions for excess and obsolete inventory in certain OLS and ILS business units in fiscal 2021 compared to fiscal 2020. The higher excess and obsolete charges in fiscal 2020 were primarily due to the impact of worldwide economic uncertainties on our demand forecasts due to COVID-19. The lower warranty and installation costs as a percentage of sales were due to fewer warranty events, particularly for our HPFL products sold in China, as well as for fiber components in ILS and decreased warranty events in the instrumentation and microelectronics markets within OLS. Although total product margins were flat, unfavorable product margins in OLS resulted from unfavorable mix and average selling prices and the unfavorable impact of the stronger Euro, which were partially offset by favorable mix and pricing for fiber components and global tools products in ILS. In both segments, the unfavorable impact of lower capitalized variances resulting from higher sales volumes were partially offset by the favorable absorption of manufacturing costs.
Our gross profit percentage has been and will continue to be affected by a variety of factors including the impact of shipment volumes, product mix, pricing on volume orders, our ability to manufacture advanced and more complex products, manufacturing efficiencies, excess and obsolete inventory write-downs, warranty costs, amortization of intangibles, supply chain shortages, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems, commodity prices and foreign currency fluctuations against the U.S. Dollar, particularly the recent volatility of the Euro and to a lesser extent, the Japanese Yen and South Korean Won.
OEM Laser Sources
Our OLS gross profit percentage decreased by 0.6% to 45.4% in fiscal 2021 from 46.0% in fiscal 2020 and included a 0.2% unfavorable impact due to purchase accounting adjustments (0.2% of inventory step-up in other costs) related to our acquisition of EOT in April 2021. The decrease was primarily due to unfavorable product margins (2.1%) (both mix of product and service revenues and lower average selling prices) and the unfavorable impact of the stronger Euro against the U.S. Dollar. In addition, the unfavorable impact of lower capitalized variances resulting from higher sales volumes net of the favorable absorption of manufacturing costs negatively impacted our gross profit percentage. The unfavorable product costs were partially offset by lower warranty costs (0.8%) due to decreased warranty events in the instrumentation and microelectronics markets and lower other costs (0.7%) primarily due to lower inventory provisions for excess and obsolete inventory in certain business units as a percentage of sales partially offset by the unfavorable impact of EOT purchase accounting adjustments.
Industrial Lasers & Systems
Our ILS gross profit percentage increased by 13.7% to 28.2% in fiscal 2021 from 14.5% in fiscal 2020. The increase included 4.2% lower amortization of intangibles due to the impairment of ILS intangibles in the second quarter of fiscal 2020 and a 1.3% unfavorable impact of higher restructuring costs, primarily related to the write-off of inventories, severance, warranty and facility exit costs, and accelerated depreciation in fiscal 2021 due to our planned closure of multiple manufacturing sites. Excluding the net 2.9% favorable impact of lower intangibles amortization and higher restructuring costs, gross profit percentage increased 10.8% compared to fiscal 2020 primarily due to lower other costs (5.2%) due to lower provisions for excess and obsolete inventory, favorable product costs (3.5%) and lower warranty and installation costs (2.1%) as a percentage of sales due to fewer warranty events, particularly for our HPFL products sold in China, and for fiber components products. The higher excess and obsolete charges in fiscal 2020 were primarily due to the impact of worldwide economic uncertainties on our demand forecasts due to COVID-19. Product costs, net of restructuring costs, were favorable primarily due to the favorable absorption of manufacturing costs including the impact of restructuring plans initiated in prior periods and favorable mix and pricing for fiber components and global tools products partially offset by the unfavorable impact of lower capitalized variances resulting from higher sales volumes.
Operating Expenses
The following table sets forth, for the periods indicated, the amount of operating expenses and their relative percentages of total net sales by the line items reflected in our consolidated statement of operations (dollars in thousands):

	Fiscal 2021		Fiscal 2020
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$124,266	8.4%	$115,578	9.4%
Selling, general and administrative	303,863	20.4%	270,464	22.0%
Merger and acquisition costs	236,047	15.8%	—	—%
Impairment and other charges	—	—%	451,025	36.7%
Amortization of intangible assets	2,877	0.2%	3,987	0.3%
Total operating expenses	$667,053	44.8%	$841,054	68.4%
Research and development
Fiscal 2021 research and development ("R&D") expenses increased $8.7 million, or 8%, from fiscal 2020, but decreased to 8.4% of sales, compared to 9.4% in fiscal 2020. The increase in R&D expenses was primarily due to $6.8 million higher employee-related spending, $1.2 million incremental spending due to the acquisition of EOT in April 2021 and $0.9 million higher charges for increases in deferred compensation plan liabilities. Partially offsetting the increases were $0.1 million lower spending on materials net of the impact of lower customer reimbursements and $0.1 million lower stock-based compensation expense. The higher employee-related spending was primarily due to higher variable compensation, the unfavorable impact of foreign exchange rates and higher severance costs partially offset by the impact of an extra week in fiscal 2020.
On a segment basis as compared to fiscal 2020, OLS R&D spending increased $6.1 million in fiscal 2021 with higher employee-related spending, the unfavorable impact of foreign exchange rates and incremental spending from the acquisition of EOT partially offset by lower net spending on materials. ILS R&D spending increased $1.8 million primarily due to higher employee-related spending and the unfavorable impact of foreign exchange rates partially offset by lower net spending on materials. Corporate and other R&D spending increased $0.8 million primarily due to higher charges for increases in deferred compensation plan liabilities partially offset by lower stock-based compensation expense.
Selling, general and administrative
Fiscal 2021 selling, general and administrative ("SG&A") expenses increased $33.4 million, or 12%, from fiscal 2020. The increase was primarily due to $31.3 million higher employee-related spending, $3.3 million higher other variable spending, $2.9 million higher charges for increases in deferred compensation plan liabilities and $1.6 million incremental spending due to the acquisition of EOT in April 2021, partially offset by $5.7 million lower stock-based compensation expense. The $31.3 million higher employee-related spending was primarily due to higher variable compensation, the unfavorable impact of foreign exchange rates and higher sales commissions partially offset by the impact of an extra week in fiscal 2020, the impact of lower headcount and lower costs related to the retirement of and transition of our former CEO to special advisor status. The $3.3 million higher other variable spending included higher consulting on special projects, the non-recurrence of a gain on the sale-leaseback of our Hamburg facility in fiscal 2020, the unfavorable impact of foreign exchange rates, the impact of a benefit in fiscal 2020 of amounts received from a $1.4 million legal settlement on a resolved asset recovery matter and higher sales rep commissions partially offset by lower travel and other discretionary spending due to COVID-19 and lower bad debts expense. The $5.7 million lower stock-based compensation expense is primarily due to lower accounting acceleration charges for equity grants for our former CEO and other executives partially offset by increased equity grants to our employees, including our executives.
On a segment basis as compared to fiscal 2020, OLS SG&A expenses increased $14.6 million primarily due to higher employee-related spending, the unfavorable impact of foreign exchange rates and the acquisition of EOT partially offset by lower variable spending on travel and other discretionary spending. ILS SG&A spending increased $12.3 million primarily due to higher employee-related spending including the favorable impact of lower headcount, the unfavorable impact of foreign exchange rates, the prior year gain on the sale-leaseback of our Hamburg facility and the prior year settlement on the resolved asset recovery matter partially offset by lower variable spending on travel and other discretionary spending. Corporate and other SG&A spending increased $6.5 million primarily due to higher employee-related spending (including higher variable compensation), higher charges for increases in deferred compensation plan liabilities and higher consulting fees partially offset by lower stock-based compensation expense, lower costs related to the retirement of our former CEO.
Merger and acquisition costs
In fiscal 2021, we recorded $236.0 million in merger and acquisition costs, including $217.6 million paid to Lumentum as a termination fee, as well as costs for investment banking, legal and other consultants related to our merger agreements with Lumentum and II-VI and other acquisition-related costs.
Goodwill and other impairment charges
In fiscal 2020, we recorded non-cash pre-tax goodwill impairment charges of $327.2 million related to our ILS segment to operating expense in our results of operations. In addition, we recorded non-cash pre-tax charges related to the impairment of intangible assets, property, plant and equipment and ROU assets of the ILS reporting unit of $33.9 million, $85.6 million and $1.8 million, respectively. See Note 8, "Goodwill and Intangible Assets" in the Notes to Consolidated Financial Statements and Note 11, "Leases" in the Notes to Consolidated Financial Statements under Item 8 of this annual report.
In fiscal 2019, we invested 3.0 million Euros ($3.4 million) in 3D-Micromac AG, a private company in Germany. The investment is included in other assets and is being carried on a cost basis. During fiscal 2020, we determined that our investment became impaired and wrote it down to its fair value. As a result, we recorded a non-cash impairment charge of $2.5 million to operating expense in our results of operations in fiscal 2020.
Amortization of intangible assets

Amortization of intangible assets decreased $1.1 million, or 28%, from fiscal 2020 to fiscal 2021 primarily due to the impairment of ILS intangibles in fiscal 2020 and the completion of the amortization of certain intangibles from acquisitions partially offset by the unfavorable impact of foreign exchange rates and the acquisition of EOT in April 2021.
Other income (expense), net
Other income (expense), net, increased by $4.8 million to other expense of $17.3 million in fiscal 2021 from other expense of $12.5 million in fiscal 2020. The higher expenses were primarily due to the $5.3 million non-recurring translation adjustment related to the dissolution of our OR Laser operations, $1.5 million higher foreign exchange losses, $1.0 million higher interest expense due to the unfavorable impact of foreign exchange rates and $0.6 million lower interest income partially offset by $3.7 million higher gains, net of expenses, on our deferred compensation plan assets.
Income taxes
Our effective tax rate on loss before income taxes for fiscal 2021 of 7.6% was lower than the U.S. federal tax rate of 21%. Our effective tax rate benefit for fiscal 2021 was unfavorably impacted primarily due to the establishment of valuation allowances on certain deferred tax assets, income in foreign jurisdictions subject to tax rates that are higher than the U.S. tax rates, stock-based compensation not deductible for tax purposes and limitations on the deductibility of compensation under Internal Revenue Code Section 162(m) and the deferred taxes on foreign earnings not considered permanently reinvested, partially offset by the benefit of federal research and development tax credits, our Singapore tax exemption and the benefit of our FDII deduction.
Our results reflect the payment of a termination fee to Lumentum of $217.6 million in the second quarter of fiscal 2021. This amount was deducted for book purposes in the current year and treated as a future deductible expense for tax purposes in accordance with our accounting policy.
Our effective tax rate on loss before income taxes for fiscal 2020 of 6.5% was lower than the U.S. federal tax rate of 21%. Our effective tax rate benefit for fiscal 2020 was unfavorably impacted primarily due to the impairment of goodwill that is not deductible for tax purposes and the establishment of valuation allowances for certain deferred tax assets. These unfavorable impacts were partially offset primarily from the release of unrecognized tax benefits net of settlements and competent authority offsets and losses in foreign jurisdictions subject to tax rates that are higher than the U.S. tax rates.
In September 2021, Coherent Singapore received an amended Pioneer Status tax exemption from the Singapore authorities effective from fiscal 2022 through fiscal 2026. The tax holiday continues to be conditional upon our meeting certain revenue, business spending and employment thresholds. The impact of this tax exemption decreased Coherent Singapore income taxes by approximately $3.7 million and $2.6 million in fiscal 2021 and 2020, respectively. The benefits of the tax holiday on net income per diluted share were $0.15 and $0.11, respectively.

FINANCIAL CONDITION
Liquidity and capital resources
At October 2, 2021, we had assets classified as cash and cash equivalents and short-term investments, in an aggregate amount of $456.5 million, compared to $475.6 million at October 3, 2020. In addition, at October 2, 2021, we had $6.0 million of restricted cash. At October 2, 2021, approximately $310.6 million of our cash and securities was held in certain of our foreign subsidiaries and branches, $291.7 million of which was denominated in currencies other than the U.S. Dollar. Our foreign subsidiaries loaned approximately $124.3 million of funds to Coherent, Inc. to pay a termination fee of $217.6 million to Lumentum in March 2021. Our current business plans do not demonstrate a need for additional foreign funds to support our domestic operations and it is our intention to repay our borrowings to our foreign subsidiaries. If, however, a portion of these foreign funds are needed for and distributed to our operations in the United States via a dividend, we may be subject to additional foreign withholding taxes and certain state taxes. The amount of the U.S. and foreign taxes due would depend on the amount and manner of repatriation, as well as the location from where the funds are repatriated. We historically asserted our intention to indefinitely reinvest foreign earnings. As a result of the enactment of the Tax Act and certain income tax treaty updates, we no longer consider foreign earnings to be indefinitely reinvested in our foreign subsidiaries. We actively monitor the third-party depository institutions that hold these assets, primarily focusing on the safety of principal and secondarily maximizing yield on these assets. We diversify our cash and cash equivalents and investments among various financial institutions, money market funds, sovereign debt and other securities in order to reduce our exposure should any one of these financial institutions or financial instruments fail or encounter difficulties. To date, we have not experienced any material loss or lack of access to our invested cash, cash equivalents or short-term investments. However, we can provide no assurances that access to our invested cash, cash equivalents or short-term investments will not be impacted by adverse conditions in the financial markets. To date, we have had sufficient liquidity to manage the financial impact of COVID-19. However, we can provide no assurance that this will continue to be the case if the impact of COVID-19 is prolonged or if there is an extended impact on us or the economy in general. Further, COVID-19 has caused significant uncertainty and volatility in the credit markets. If our liquidity or access to capital becomes significantly constrained, or if costs of capital increase significantly due to the impact of COVID-19 as result of a volatility in the capital markets, a reduction in our creditworthiness or other factors, then our financial condition, results of operations and cash flows could be materially adversely affected.
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

	Fiscal
	2021	2020
Net cash provided by operating activities	$72,938	$206,907
Purchases of property and equipment	(82,563)	(64,919)
Acquisition of businesses, net of cash acquired	(28,810)	—
Borrowings (repayments), net	18,448	(9,699)
Issuance of shares under employee stock plans	12,483	13,362
Net settlement of restricted common stock	(10,362)	(13,549)
Net cash provided by operating activities decreased by $134.0 million in fiscal 2021 compared to fiscal 2020. The decrease in cash provided by operating activities in fiscal 2021 was primarily due to lower net income including the $217.6 million termination fee paid to Lumentum, non-cash adjustments and lower cash flows from accounts receivable and deferred taxes, partially offset by higher cash flows from income taxes payable, accounts payable and other current liabilities. In order to support our liquidity during the pandemic, we have and will continue to take measures to increase available cash on hand, including, but not limited to, reducing discretionary spending for operating and capital expenses. To further support our liquidity, we elected to defer the payment of our employer portion of social security taxes beginning in April 2020 and through the end of calendar 2020, which we expect to pay in equal installments in the first quarters of fiscal 2022 and 2023, as provided for under the CARES Act. We believe that our existing cash, cash equivalents and short term investments combined with cash to be provided by operating activities will be adequate to cover our working capital needs and planned capital expenditures for at least the next 12 months to the extent such items are known or are reasonably determinable based on current business and market conditions, including consideration of the impact of COVID-19, and will be adequate to support our long-term liquidity needs. However, we may elect to finance certain of our capital expenditure requirements through other sources of capital. As of October 2, 2021, in the ordinary course of business, we had total estimated significant purchase commitments for inventory from our suppliers of approximately $63.8 million and significant purchase obligations for fixed assets and services of $50.6 million. In addition, as of October 2, 2021, we had obligations under our operating leases of approximately $99.5 million, $18.3 million of which will be paid in the next 12 months. We continue to follow our strategy to further strengthen our financial position by using available cash flow to fund operations.
We intend to continue to consider acquisition opportunities at valuations we believe are reasonable based upon market conditions. However, we cannot accurately predict the timing, size and success of our acquisition efforts or our associated potential capital commitments. Furthermore, we cannot assure you that we will be able to acquire businesses on terms acceptable to us. We expect to fund future acquisitions, if any, through existing cash balances and cash flows from operations (as in our acquisition of EOT) and additional borrowings (as in our acquisition of Rofin). If required, we will consider the issuance of securities. The extent to which we will be willing or able to use our common stock to make acquisitions will depend on its market value at the time and the willingness of potential sellers to accept it as full or partial payment. On April 19, 2021, we acquired EOT for approximately $29.3 million in cash.
In fiscal 2020, we made debt principal payments of $7.5 million, recorded interest expense on the Euro Term Loan of $12.3 million and recorded $3.3 million amortization of debt issuance costs. In fiscal 2020, we recorded interest expense related to our Revolving Credit Facility of $0.6 million.

In fiscal 2021, we made debt principal payments of $8.0 million, recorded interest expense on the Euro Term Loan of $12.9 million and recorded $3.5 million amortization of debt issuance costs. In fiscal 2021, we recorded interest expense related to our Revolving Credit Facility of $0.4 million.
On March 25, 2021, we paid a termination fee of $217.6 million to Lumentum.
Additional sources of cash available to us, in addition to the amounts available under the Revolving Credit Facility, were international currency lines of credit and bank credit facilities totaling $15.0 million as of October 2, 2021, of which $13.1 million was unused and available. These unsecured international credit facilities were used in Europe during fiscal 2021. As of October 2, 2021, we had utilized $1.9 million of the international credit facilities as guarantees in Europe.
On October 29, 2021, we entered into a 10.0 million Euro letter of credit facility, rolled our existing letter of credit into that facility and deposited 10.5 million Euros with Barclays as cash collateral to secure the payment obligations under such facility, resulting in restricted cash of $12.2 million.
On October 29, 2021, we repaid the $10.0 million outstanding under the Revolving Credit Facility and the facility expired on November 5, 2021.
Our ratio of current assets to current liabilities decreased to 3.1:1 at October 2, 2021 compared to 4.5:1 at October 3, 2020. The decrease in our ratio was primarily due to higher other current liabilities, higher accounts payable, higher income taxes payable and lower inventories. Our cash and cash equivalents, short-term investments and working capital are as follows (in thousands):

	Fiscal
	2021	2020
Cash and cash equivalents	$456,534	$440,258
Short-term investments	—	35,346
Working capital	797,070	943,606
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as defined by Regulation S-K of the Securities Act of 1933.
Changes in financial condition
Cash provided by operating activities in fiscal 2021 was $72.9 million, which included cash provided by operating assets and liabilities of $99.0 million (primarily higher accounts payable, higher accrued payroll, lower inventories and higher income taxes payable net of higher accounts receivable), depreciation and amortization of $55.0 million, stock-based compensation expense of $41.4 million, amortization of operating right of use ("ROU") assets of $19.2 million, non-cash restructuring charges of $5.6 million, non-cash loss on dissolution of our OR Laser operations of $5.3 million and amortization of debt issuance cost of $3.5 million partially offset by net loss of $106.8 million (including the $217.6 million termination fee paid to Lumentum) and net increases in deferred tax assets of $50.6 million. Cash provided by operating activities in fiscal 2020 was $206.9 million, which included non-cash goodwill and other impairment charges of $451.0 million, depreciation and amortization of $76.8 million, cash provided by operating assets and liabilities of $51.8 million (primarily lower accounts receivable, lower inventories and higher accounts payable net of lower income taxes payable and payments made for lease liabilities), stock-based compensation expense of $44.8 million, amortization of operating ROU assets of $16.0 million, amortization of debt issue costs of $3.3 million and non-cash restructuring charges of $2.2 million, partially offset by net loss of $414.1 million and net increases in deferred tax assets of $24.5 million.
Cash used in investing activities in fiscal 2021 was $72.9 million, which included $79.4 million, net of proceeds from dispositions, used to acquire property and equipment and to purchase and upgrade buildings and $28.8 million, net of cash acquired, used to purchase EOT partially offset by $35.3 million net maturities of available-for-sale securities. Cash used in investing activities in fiscal 2020 was $78.2 million, which included $43.0 million, net of proceeds from dispositions including $21.5 million received from the sale-leaseback of our Hamburg facility, used to acquire property and equipment and to purchase and upgrade buildings and $35.2 million net purchases of available-for-sale securities.
Cash provided by financing activities in fiscal 2021 was $20.6 million, which included $18.4 million net debt borrowings and $12.5 million generated from our employee stock purchase plan partially offset by $10.4 million in outflows due to net settlement of restricted stock units. Cash used in financing activities in fiscal 2020 was $9.9 million, which included $13.5 million in outflows due to net settlement of restricted stock units and $9.7 million net debt payments partially offset by $13.4 million generated from our employee stock option and purchase plans.

Changes in exchange rates in fiscal 2021 resulted in a decrease in cash balances of $3.7 million. Changes in exchange rates in fiscal 2020 resulted in an increase in cash balances of $8.0 million.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2, "Significant Accounting Policies" in the Notes to Consolidated Financial Statements under Item 8 of this annual report for a full description of recent accounting pronouncements, including the respective dates of adoption or expected adoption and effects on our consolidated financial position, results of operations and cash flows.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES
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
See Note 8, "Goodwill and Intangible Assets" in the Notes to Consolidated Financial Statements under Item 8 of this annual report for discussion of the non-cash pre-tax charges we recorded in the quarter ended April 4, 2020 related to the goodwill, intangible assets, property, plant and equipment and ROU assets of the ILS reporting unit of $327.2 million, $33.9 million, $85.6 million and $1.8 million, respectively.
For our annual impairment test in fiscal 2020 and 2021, for our OLS reporting unit we conducted a qualitative assessment of the goodwill during the fourth quarter using the opening balance sheet as of the first day of the fourth quarter and concluded that it was more likely than not that the fair value of the reporting unit exceeded its carrying amounts. In assessing the qualitative factors, we considered the impact of these key factors: macroeconomic conditions, fluctuations in foreign currency, market and industry conditions, our operating and competitive environment, regulatory and political developments, the overall financial performance of our reporting units including cost factors and budgeted-to-actual revenue results. We also considered our market capitalization, stock price performance and the significant excess calculated in the second quarter of fiscal 2020 between estimated fair value and the carrying value of OLS. Based on our assessment, goodwill in the OLS reporting unit was not impaired as of the first day of the fourth quarter of fiscal 2020 or 2021. As such, it was not necessary to perform the goodwill impairment test in the fourth quarter of fiscal 2020 or 2021. There is no goodwill in the ILS reporting unit due to the impairment of all goodwill of the ILS reporting unit in the second quarter of fiscal 2020.
At October 2, 2021, we had $105.3 million of goodwill, $14.7 million of purchased intangible assets and $302.6 million of property and equipment on our consolidated balance sheet.
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
During fiscal 2021, we increased our valuation allowance on deferred tax assets by $15.5 million to $73.2 million, primarily due to the net operating losses generated from certain foreign entities, California and certain state research and development tax credits which are not expected to be recognized. As of October 2, 2021, we had U.S. federal deferred tax assets related to research and development credits and other tax attributes that can be used to offset federal taxable income in future periods. These credit carryforwards will expire if they are not used within certain time periods. Management determined that there is sufficient positive evidence to conclude that it is more likely than not sufficient taxable income will exist in the future allowing us to recognize these deferred tax assets.
We historically asserted our intention to indefinitely reinvest foreign earnings. As a result of the enactment of the Tax Act and certain foreign tax law changes, we no longer consider foreign earnings to be indefinitely reinvested in our foreign subsidiaries. As a result of this change in assertion, we recorded a $18.4 million tax expense against our foreign earnings that are not indefinitely reinvested as of fiscal 2021. This is mainly related to foreign withholding taxes and state income taxes. We have not recognized any deferred taxes for outside basis differences in foreign subsidiaries.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk disclosures
We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.
Interest rate sensitivity
A portion of our investment portfolio is composed of fixed income securities. These securities are subject to interest rate risk and will fall in value if market interest rates increase. If interest rates were to increase immediately (whether due to changes in overall market rates or credit worthiness of the issuers of our individual securities) and uniformly by 10% from levels at fiscal 2021 year-end, the fair value of the portfolio, based on quoted market prices in active markets involving similar assets, would decline by an immaterial amount due to their short-term maturities. We have the ability to generally hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. If necessary, we may sell short-term investments prior to maturity to meet our liquidity needs.
At fiscal 2021 year-end, we had no available-for-sale debt securities. At fiscal 2020 year-end, the fair value of our available-for-sale debt securities was $35.3 million, which was classified as short-term investments. Gross unrealized gains and losses on available-for-sale debt securities were $36,000 and $(1,000), respectively, at fiscal 2020 year-end.
We are exposed to market risks related to fluctuations in floating interest rates related to our Euro Term Loan. As of October 2, 2021, we owed $407.2 million on this loan, which had an interest rate of 3.0% as of October 2, 2021. We performed a sensitivity analysis on the outstanding portion of our debt obligation as of October 2, 2021. Should the current average interest rate increase or decrease by 10%, the resulting annual increase or decrease to interest expense would be approximately $1.2 million as of October 2, 2021.
Foreign currency exchange risk
We maintain operations in various countries outside of the United States and have foreign subsidiaries that manufacture and sell our products in various global markets. The majority of our sales are transacted in U.S. Dollars. However, we do generate revenues in other currencies, primarily the Euro, Chinese Renminbi, South Korean Won, Japanese Yen, and British Pound. Additionally, we have operations in different countries around the world with costs incurred in the foregoing currencies and other local currencies, such as British Pound Sterling, Malaysian Ringgit, Swiss Franc, Taiwan Dollar, Swedish Krona, Canadian Dollar and Vietnamese Dong. As a result, our earnings, cash flows and cash balances are exposed to fluctuations in foreign currency exchange rates. For example, because of our significant manufacturing operations in Europe and resulting expenses and costs, a weakening Euro is advantageous and a strengthening Euro is disadvantageous to our financial results. We attempt to limit these exposures through financial market instruments. We utilize derivative instruments, primarily forward contracts with maturities of two months or less, to manage our exposure associated with net asset and liability positions denominated in foreign currencies. Gains and losses on the forward contracts are mitigated by gains and losses on the underlying instruments. We do not use derivative financial instruments for trading purposes.
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
A hypothetical 10% change in foreign currency rates on our forward contracts would not have a material impact on our results of operations, cash flows or financial position. For example, a 10% change in the Euro as of October 2, 2021 would amount to less than a 0.7% change on our consolidated balance sheet.
At October 2, 2021, approximately $310.6 million of our cash, cash equivalents and short-term investments were held outside the U.S. in certain of our foreign operations, $291.7 million of which was denominated in currencies other than the U.S. Dollar.
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
Index to Consolidated Financial Statements
The following Consolidated Financial Statements of Coherent, Inc. and its subsidiaries are filed as part of this annual report on Form 10-K:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Coherent, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Coherent, Inc. and subsidiaries (the "Company") as of October 2, 2021 and October 3, 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended October 2, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 2, 2021 and October 3, 2020, and the results of its operations and its cash flows for each of the three years in the period ended October 2, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of October 2, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 29, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Deferred Tax Assets – Valuation Allowance - Refer to Notes 2 and 16 to the consolidated financial statements
Critical Audit Matter Description
The Company recognizes deferred tax assets to the extent that it is expected that these assets are more likely than not to be realized. The Company evaluates the realizability of the deferred tax assets, and to the extent that the Company estimates that it is more likely than not that a benefit will not be realized, the carrying amount of the deferred tax assets is reduced by a valuation allowance. As part of this evaluation, the Company assesses all available positive and negative evidence to determine whether sufficient future taxable income will be generated to realize existing deferred tax assets. As of October 2, 2021, total deferred tax assets were $244.9 million, which were offset by valuation allowances of $73.2 million. The Company has not recorded a valuation allowance against its U.S. federal deferred tax assets.
We identified the valuation of U.S. federal deferred tax assets as a critical audit matter because of the significant judgments made by management in determining whether it was more likely than not that such deferred tax assets would be realized.
Our audit procedures required a high degree of auditor judgment and an increased extent of effort, including the need to involve our income tax specialists, to evaluate the reasonableness of management’s conclusions.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s assertion that it is more likely than not that the U.S. federal deferred tax assets will be realized included the following, among others:
•We tested the design and effectiveness of internal controls over the determination of whether it is more likely than not that the deferred tax assets will be realized.
•With the assistance of our income tax specialists, we:
•assessed the completeness and accuracy of the evidence, and the objectivity of such evidence, that the Company considered in making its determination of the valuation allowance.
•considered whether management’s conclusion that certain costs incurred in the prior three-year period, including the termination fee paid to Lumentum Holdings, Inc. in 2021 and certain impairment charges recorded in 2020, could reasonably be considered to be nonrecurring for purposes of assessing the historical profitability of the U.S. federal tax jurisdiction.
•obtained and tested management’s analysis showing the expected timing of future reversals of deferred tax assets, compared to forecasts of future taxable income in the U.S. federal tax jurisdiction, and compared the forecasted income used in this analysis to the average income in the three most recent fiscal years, after adjusting for nonrecurring items.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
November 29, 2021
We have served as the Company's auditor since 1976.

COHERENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	October 2, 2021	October 3, 2020
ASSETS
Current assets:
Cash and cash equivalents	$456,534	$440,258
Restricted cash	1,527	765
Short-term investments	—	35,346
Accounts receivable—net of allowances of $6,605 and $7,630, respectively	249,389	220,289
Inventories	392,241	426,756
Prepaid expenses and other assets	79,594	88,250
Total current assets	1,179,285	1,211,664
Property and equipment, net	302,613	245,678
Goodwill	105,261	101,317
Intangible assets, net	14,740	21,765
Non-current restricted cash	4,460	4,497
Other assets	282,571	242,575
Total assets	$1,888,930	$1,827,496
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings and current-portion of long-term obligations	$18,395	$16,817
Accounts payable	104,539	60,225
Income taxes payable	20,991	6,861
Other current liabilities	238,290	184,155
Total current liabilities	382,215	268,058
Long-term obligations	425,800	411,140
Other long-term liabilities	212,730	221,074
Commitments and contingencies (Note 13)
Stockholders' equity:
Common stock, Authorized—500,000 shares, par value $.01 per share:
Outstanding—24,538 shares and 24,257 shares, respectively	244	241
Additional paid-in capital	123,135	80,275
Accumulated other comprehensive loss	(20,818)	(25,667)
Retained earnings	765,624	872,375
Total stockholders' equity	868,185	927,224
Total liabilities and stockholders' equity	$1,888,930	$1,827,496
See accompanying Notes to Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended
	October 2, 2021	October 3, 2020	September 28, 2019
Net sales	$1,487,468	$1,228,999	$1,430,640
Cost of sales	918,628	818,125	944,175
Gross profit	568,840	410,874	486,465
Operating expenses:
Research and development	124,266	115,578	117,353
Selling, general and administrative	303,863	270,464	272,257
Merger and acquisition costs	236,047	—	—
Goodwill and other impairment charges	—	451,025	—
Amortization of intangible assets	2,877	3,987	13,760
Total operating expenses	667,053	841,054	403,370
Income (loss) from operations	(98,213)	(430,180)	83,095
Other income (expense):
Interest income	458	1,053	1,119
Interest expense	(18,059)	(17,037)	(19,122)
Other—net	276	3,441	(5,044)
Total other expense, net	(17,325)	(12,543)	(23,047)
Income (loss) before income taxes	(115,538)	(442,723)	60,048
Provision for (benefit from) income taxes	(8,787)	(28,584)	6,223
Net income (loss)	$(106,751)	$(414,139)	$53,825

Net income (loss) per share:
Basic	$(4.38)	$(17.18)	$2.23
Diluted	$(4.38)	$(17.18)	$2.22

Shares used in computation:
Basic	24,390	24,105	24,118
Diluted	24,390	24,105	24,279
See accompanying Notes to Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended
	October 2, 2021	October 3, 2020	September 28, 2019
Net income (loss)	$(106,751)	$(414,139)	$53,825
Other comprehensive income (loss): (1)
Translation adjustment, net of taxes (2)	4,736	9,248	(32,609)
Changes in unrealized gains (losses) on available-for-sale securities, net of taxes (3)	(1)	1	—
Defined benefit pension plans, net of taxes (4)	114	1,420	(6,560)
Other comprehensive income (loss), net of tax	4,849	10,669	(39,169)
Comprehensive income (loss)	$(101,902)	$(403,470)	$14,656

(1) Reclassification adjustments were not significant during fiscal 2021, 2020, and 2019.
(2) Tax expenses (benefits) of $(921), $2,731, and $(5,161) were provided on translation adjustments during fiscal 2021, 2020, and 2019, respectively.
(3) Tax expenses (benefits) were not provided on changes in unrealized gains (losses) on available-for-sale securities during fiscal 2021, 2020, and 2019, respectively.
(4) Tax expenses (benefits) of $152, $713, and $(2,371) were provided on changes in defined benefit pension plans during fiscal 2021, 2020, and 2019, respectively.

    See accompanying Notes to Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Three Years in the Period Ended October 2, 2021
(In thousands)

	Common Stock Shares	Common Stock Par Value	Add. Paid-in Capital	Accum. Other Comp. Income (Loss)	Retained Earnings	Total
Balances, September 29, 2018	24,299	$242	$78,700	$2,833	$1,232,689	$1,314,464
Common stock issued under stock plans, net of shares withheld for employee taxes	287	2	(3,370)	—	—	(3,368)
Repurchase of common stock	(604)	(6)	(77,404)	—	—	(77,410)
Stock-based compensation	—	—	36,394	—	—	36,394
Net income	—	—	—	—	53,825	53,825
Other comprehensive loss, net of tax	—	—	—	(39,169)	—	(39,169)
Balances, September 28, 2019	23,982	238	34,320	(36,336)	1,286,514	1,284,736
Common stock issued under stock plans, net of shares withheld for employee taxes	275	3	(190)	—	—	(187)
Stock-based compensation	—	—	46,145	—	—	46,145
Net loss	—	—	—	—	(414,139)	(414,139)
Other comprehensive income, net of tax	—	—	—	10,669	—	10,669
Balances, October 3, 2020	24,257	241	80,275	(25,667)	872,375	927,224
Common stock issued under stock plans, net of shares withheld for employee taxes	281	3	2,118	—	—	2,121
Stock-based compensation	—	—	40,742	—	—	40,742
Net loss	—	—	—	—	(106,751)	(106,751)
Other comprehensive income, net of tax	—	—	—	4,849	—	4,849
Balances, October 2, 2021	24,538	$244	$123,135	$(20,818)	$765,624	$868,185
See accompanying Notes to Consolidated Financial Statements

COHERENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	October 2, 2021	October 3, 2020	September 28, 2019
Cash flows from operating activities:
Net income (loss)	$(106,751)	$(414,139)	$53,825
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	44,238	46,705	54,925
Amortization of intangible assets	10,733	30,128	61,460
Impairment of goodwill	—	327,203	—
Impairment of long-lived assets	—	121,350	—
Impairment of investment	—	2,472	—
Non-cash loss on OR Laser dissolution	5,291	—	—
Deferred income taxes	(50,594)	(24,471)	(14,930)
Amortization of debt issuance cost	3,479	3,321	4,647
Stock-based compensation	41,405	44,787	36,466
Non-cash restructuring charges	5,637	2,194	12,609
Amortization of right of use assets	19,190	16,033	—
Non-cash pension impact	265	2,134	(8,931)
Other non-cash expense (gain)	1,055	(2,571)	421
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(28,667)	53,104	82,078
Inventories	28,993	28,464	17,805
Prepaid expenses and other assets	(9,677)	(2,631)	14,074
Other long-term assets	1,935	(2,733)	(549)
Accounts payable	42,499	8,187	(15,160)
Income taxes payable/receivable	32,565	(25,024)	(119,929)
Operating lease liabilities	(19,036)	(15,964)	—
Other current liabilities	54,444	(985)	(13,155)
Other long-term liabilities	(4,066)	9,343	15,745
Net cash provided by operating activities	72,938	206,907	181,401
Cash flows from investing activities:
Purchases of property and equipment	(82,563)	(64,919)	(83,283)
Proceeds from dispositions of property and equipment	3,209	21,926	5,294
Purchases of available-for-sale securities	—	(77,359)	(11,552)
Proceeds from sales and maturities of available-for-sale securities	35,311	42,168	11,552
Acquisition of businesses, net of cash acquired	(28,810)	—	(18,881)
Investment at cost	—	—	(3,423)
Net cash used in investing activities	(72,853)	(78,184)	(100,293)

(continued)

COHERENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	Year Ended
	October 2, 2021	October 3, 2020	September 28, 2019
Cash flows from financing activities:
Short-term borrowings	$—	$12,695	$119,594
Long-term borrowings	28,885	—	—
Repayments of short-term borrowings	(1,874)	(14,474)	(111,794)
Repayments of long-term borrowings	(8,563)	(7,920)	(7,537)
Issuance of common stock under employee stock option and purchase plans	12,483	13,362	11,811
Repurchase of common stock	—	—	(77,410)
Net settlement of restricted common stock	(10,362)	(13,549)	(15,179)
Net cash provided (used in) financing activities	20,569	(9,886)	(80,515)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,653)	8,022	(5,977)
Net increase (decrease) in cash, cash equivalents and restricted cash	17,001	126,859	(5,384)
Cash, cash equivalents and restricted cash, beginning of year	445,520	318,661	324,045
Cash, cash equivalents and restricted cash, end of year	$462,521	$445,520	$318,661
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$14,581	$13,716	$14,475
Income taxes	$30,336	$33,617	$156,650
Cash received during the year for:
Income taxes	$19,875	$10,933	$23,416
Noncash investing and financing activities:
Unpaid property and equipment purchases	$4,137	$2,896	$4,406
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows.

	October 2, 2021	October 3, 2020	September 28, 2019
Cash and cash equivalents	$456,534	$440,258	$305,833
Restricted cash, current	1,527	765	792
Restricted cash, non-current	4,460	4,497	12,036
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$462,521	$445,520	$318,661
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

2. SIGNIFICANT ACCOUNTING POLICIES
Fiscal Year
Our fiscal year ends on the Saturday closest to September 30. Fiscal years 2021, 2020, and 2019 ended on October 2, 2021, October 3, 2020, and September 28, 2019, respectively, and are referred to in these financial statements as fiscal 2021, fiscal 2020, and fiscal 2019 for convenience. Fiscal 2021 and 2019 each included 52 weeks and fiscal 2020 included 53 weeks. The fiscal years of several of our international subsidiaries end on September 30. Accordingly, the financial statements of these subsidiaries as of that date and for the years then ended have been used for our consolidated financial statements. Management believes that the impact of the use of different year-ends is immaterial to our consolidated financial statements taken as a whole.
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
On April 19, 2021, we acquired Electro-Optics Technology, Inc. ("EOT") and its subsidiary in Germany. The significant accounting policies of EOT have been aligned to conform to those of Coherent, and the consolidated financial statements include the results of EOT as of its acquisition date.
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

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SIGNIFICANT ACCOUNTING POLICIES (Continued)
Cash Equivalents
All highly liquid investments with maturities of three months or less at the time of purchase are classified as cash equivalents. At fiscal 2021 year-end, cash and cash equivalents included cash, money market funds, and time deposits.
Concentration of Credit Risk
Financial instruments that may potentially subject us to concentrations of credit risk consist principally of cash equivalents, short-term investments, and accounts receivable. At fiscal 2021 year-end, all of our short-term investments were in cash and cash equivalents. Cash equivalents and short-term investments are maintained with several financial institutions and may exceed the amount of insurance provided on such balances. At October 2, 2021, we held cash and cash equivalents and short-term investments outside the U.S. in certain of our foreign operations totaling approximately $310.6 million, $291.7 million of which was denominated in currencies other than the U.S. Dollar. The majority of our accounts receivable are derived from sales to customers for commercial applications. We perform ongoing credit evaluations of our customers' financial condition and limit the amount of credit extended when deemed necessary but generally require no collateral. In certain instances, we may require customers to issue a letter of credit. We maintain reserves for potential credit losses. Our products are broadly distributed and there was one customer who accounted for 17.8% and 24.2% of accounts receivable at fiscal 2021 and fiscal 2020 year-end, respectively.
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

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SIGNIFICANT ACCOUNTING POLICIES (Continued)
Activity in accounts receivable allowance is as follows (in thousands):

	Fiscal
	2021	2020	2019
Beginning balance	$7,630	$8,690	$4,568
Additions charged to expenses	1,261	2,630	5,210
Deductions from reserves	(2,286)	(3,690)	(1,088)
Ending balance	$6,605	$7,630	$8,690
Inventories
Inventories are stated at the lower of cost (first-in, first-out or weighted average cost) or net realizable value. Inventories are as follows (in thousands):

	Fiscal year-end
	2021	2020
Purchased parts and assemblies	$107,965	$116,957
Work-in-process	168,775	173,871
Finished goods	115,501	135,928
Total inventories	$392,241	$426,756
Property and Equipment
Property and equipment are stated at cost and are depreciated or amortized using the straight-line method. Cost, accumulated depreciation and amortization, and estimated useful lives are as follows (dollars in thousands):

	Fiscal year-end
	2021	2020	Useful Life
Land	$19,002	$19,576
Buildings and improvements	213,698	169,748	5-40 years
Equipment, furniture and fixtures	401,391	364,376	3-10 years
Leasehold improvements	76,987	72,474	shorter of asset life or lease term
	711,078	626,174
Accumulated depreciation and amortization	(408,465)	(380,496)
Property and equipment, net	$302,613	$245,678
In fiscal 2020, we completed a sale-leaseback transaction for our Hamburg, Germany facility. See Note 11, "Leases" for further discussion.
Asset Retirement Obligations
The fair value (the present value of estimated cash flows) of a liability for an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. All of our existing asset retirement obligations are associated with commitments to return the property to its original condition upon lease termination at various sites and costs to clean up and dispose of certain fixed assets at our Sunnyvale, California site. We estimated that as of fiscal 2021 year-end, gross expected future cash flows of $6.8 million would be required to fulfill these obligations.

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SIGNIFICANT ACCOUNTING POLICIES (Continued)
The following table reconciles changes in our asset retirement liability for fiscal 2021 and 2020 (in thousands):

Asset retirement liability as of September 28, 2019	$5,074
Reduction to asset retirement obligations	(32)
Adjustments and additions to asset retirement obligations recognized	813
Accretion recognized	161
Changes due to foreign currency exchange	163
Asset retirement liability as of October 3, 2020	6,179
Reduction to asset retirement obligations	(248)
Adjustments and additions to asset retirement obligations recognized	305
Additional asset retirement obligations due to acquisition	16
Accretion recognized	149
Changes due to foreign currency exchange	(9)
Asset retirement liability as of October 2, 2021	$6,392
At October 2, 2021, $0.4 million and $6.0 million of the asset retirement liability were included in Other current liabilities and Other long-term liabilities, respectively, on our consolidated balance sheets. At October 3, 2020, $0.3 million and $5.9 million of the asset retirement liability were included in Other current liabilities and Other long-term liabilities, respectively, on our consolidated balance sheets.
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
Goodwill
Goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired (See Note 8, "Goodwill and Intangible Assets"). In testing for impairment, we have the option to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. Moreover, an entity can bypass the qualitative assessment for any reporting unit in any period and proceed directly to the impairment test, and then resume performing the qualitative assessment in any subsequent period. In our fiscal 2021 annual testing, for our OLS reporting unit we conducted a qualitative assessment of the goodwill during the fourth quarter using the opening balance sheet as of the first day of the fourth quarter and concluded that it was more likely than not that the fair value of the reporting unit exceeded its carrying amounts. Based on our assessment, goodwill in the OLS reporting unit was not impaired as of the first day of the fourth quarter of fiscal 2021. As such, it was not necessary to perform the goodwill impairment test in the fourth quarter of fiscal 2021. There is no goodwill in the ILS reporting unit due to the impairment of all goodwill of the ILS reporting unit in the second quarter of fiscal 2020.
Intangible Assets
Intangible assets, including acquired existing technology, customer relationships and production know-how are amortized on a straight-line basis over their estimated useful lives, currently 4 years to 15 years (See Note 8, "Goodwill and Intangible Assets").

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
Components of the reserve for warranty costs during fiscal 2021, 2020, and 2019 were as follows (in thousands):

	Fiscal
	2021	2020	2019
Beginning balance	$35,032	$36,460	$40,220
Additions related to current period sales	31,655	37,788	52,271
Warranty costs incurred in the current period	(35,781)	(40,724)	(54,538)
Accruals resulting from acquisitions	170	—	21
Adjustments to accruals related to foreign exchange and other	(19)	1,508	(1,514)
Ending balance	$31,057	$35,032	$36,460
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
Costs of obtaining a contract
We recognize the incremental direct costs of obtaining a contract from a customer as an expense, which primarily includes sales commissions. Sales commissions are recorded at a point of time when control of the product transfers or over a period of time when sales commission provided is expected to be recovered through future services. The costs are recorded within selling, general and administrative expense. Costs incurred prior to the transfer of control of the product to the customer and costs to be amortized over a future period are classified as a prepaid asset and are included in prepaid expenses and other assets. Upon adoption of ASC 606, we determined there was an immaterial impact on sales commissions and therefore, we did not record a transition adjustment on adoption. For fiscal 2021 and 2020, costs of obtaining a contract to be amortized over a future period of $0.2 million and $0.3 million were classified as a prepaid asset and are included in prepaid expenses and other assets, respectively.
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
We treat third party and government funding of our research and development activity, where we are the primary beneficiary of such work conducted, as a reduction of research and development cost. Research and development reimbursements of $2.1 million, $3.4 million, and $3.8 million were offset against research and development costs in fiscal 2021, 2020, and 2019, respectively.
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

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SIGNIFICANT ACCOUNTING POLICIES (Continued)
Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive income (loss) (net of tax) at fiscal 2021 year-end was substantially comprised of accumulated translation adjustments of $20.4 million and deferred actuarial losses on pension plans of $0.4 million. Accumulated other comprehensive loss (net of tax) at fiscal 2020 year-end was substantially comprised of accumulated translation adjustments of $25.1 million and deferred actuarial losses on pension plans of $0.5 million.
Earnings Per Share
Basic earnings per share is computed based on the weighted average number of shares outstanding during the period, excluding unvested restricted stock. Diluted earnings per share is computed based on the weighted average number of shares outstanding during the period increased by the effect of dilutive employee stock awards, including restricted stock awards and stock purchase plan contracts, using the treasury stock method.
The following table presents information necessary to calculate basic and diluted earnings per share (in thousands, except per share data):

	Fiscal
	2021	2020	2019
Weighted average shares outstanding—basic	24,390	24,105	24,118
Dilutive effect of employee stock awards	—	—	161
Weighted average shares outstanding—diluted	24,390	24,105	24,279

Net income (loss)	$(106,751)	$(414,139)	$53,825
For fiscal 2021 and 2020, all potentially dilutive securities have been excluded from the dilutive share calculation as we reported a net loss. There were 98,103 potentially dilutive securities excluded from the dilutive share calculation for fiscal 2019 as their effect was anti-dilutive.
Stock-Based Compensation
We recognize compensation expense for all share-based payment awards based on the fair value of such awards. We value restricted stock units using the intrinsic value method, which is based on the fair market value price on the grant date. We use a Monte Carlo simulation model to estimate the fair value of performance restricted stock units whose number of units vesting is based on our total shareholder return over the performance period compared to the Russell Index. In fiscal 2020, we valued certain performance restricted stock units with vesting based on goals related to free cash flow target amounts units using the intrinsic value method, which is based on the fair market value price on the grant date. We amortize the fair value of stock awards on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. See Note 12, "Employee Stock Award and Benefit Plans" for a description of our stock-based employee compensation plans and the assumptions we use to calculate the fair value of stock-based employee compensation.
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
We historically asserted our intention to indefinitely reinvest foreign earnings. As a result of enactment of the Tax Cuts and Jobs Act (the “Tax Act”) and certain foreign tax law changes, we no longer consider foreign earnings to be indefinitely reinvested in our foreign subsidiaries. As a result of this change in assertion, we recorded a $18.4 million tax expense against our foreign earnings that are not indefinitely reinvested as of fiscal 2021. This is mainly related to foreign withholding taxes and state income taxes. We have not recognized any deferred taxes for outside basis differences in foreign subsidiaries.
Adoption of New Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and a subsequent amendment, ASU 2018-19 (collectively, "Topic 326"). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. We adopted ASU 2016-13 in the first quarter of fiscal 2021 with no material impact to our consolidated financial statements.
With the adoption of Topic 326, we are now assessing whether unrealized losses have resulted from or are expected to result from a credit loss or other factors. We believe none of our unrealized losses on available-for-sale investments were other-than temporary or were attributable to credit losses as of October 2, 2021 and October 3, 2020. We review our available-for-sale investments on a quarterly basis to identify a potential other-than-temporary impairment. We also do not have an intent to sell our investments and would not be required to sell them before they recover.
The adoption of Topic 326 did not significantly change our approach to the valuation of trade receivables. We determine whether there is an expected loss on our accounts receivable by reviewing all available data, including our customers' latest available financial statements, their credit standing and our historical collection experience, as well as current and future market and economic conditions. As of October 2, 2021 and October 3, 2020, the allowance for credit losses on our trade receivables was $4.4 million and $5.4 million, respectively.
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
The following tables summarize revenue from contracts with customers (in thousands):
Sales by revenue type and segment

	Fiscal
	2021		2020		2019
	OEM Laser Sources	Industrial Lasers & Systems	OEM Laser Sources	Industrial Lasers & Systems	OEM Laser Sources	Industrial Lasers & Systems
Net sales:
Products(1)	$550,690	$465,002	$441,476	$369,342	$532,863	$430,878
Other product and service revenues(2)	362,946	108,830	317,453	100,728	353,813	113,086
Total net sales	$913,636	$573,832	$758,929	$470,070	$886,676	$543,964
(1) Net sales primarily recognized at a point in time.
(2) Includes sales of spare parts, related accessories, and other consumable parts as well as revenues from service agreements, of which $67.4 million for fiscal 2021 was recognized over time.

Sales by market application and segment

	Fiscal
	2021		2020		2019
	OEM Laser Sources	Industrial Lasers & Systems	OEM Laser Sources	Industrial Lasers & Systems	OEM Laser Sources	Industrial Lasers & Systems
Net sales:
Microelectronics	$551,032	$113,503	$466,780	$71,755	$568,387	$63,789
Precision manufacturing	56,074	342,975	36,129	299,621	38,017	366,861
Instrumentation	292,561	81,514	234,078	66,243	258,624	79,741
Aerospace and defense	13,969	35,840	21,942	32,451	21,648	33,573
Total net sales	$913,636	$573,832	$758,929	$470,070	$886,676	$543,964
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

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. REVENUE RECOGNITION (Continued)

A rollforward of our customer deposits and deferred revenue are as follows (in thousands):

	Fiscal year-end
	2021	2020
Beginning balance	$56,339	$42,550
Amount of customer deposits and deferred revenue recognized in income	(217,835)	(171,521)
Additions to customer deposits and deferred revenue	226,959	183,604
Translation adjustments	(59)	1,706
Ending balance	$65,404	$56,339
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

	1 year	Thereafter	Total
Performance obligations as of October 2, 2021	$49,445	$15,959	$65,404

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
On March 25, 2021, we terminated the Amended Lumentum Agreement and entered into an Agreement and Plan of Merger with II-VI and Watson Merger Sub Inc. ("II-VI Merger Sub") (the "II-VI Merger Agreement"), pursuant to which we agreed to be acquired for $220.00 in cash per Coherent share and 0.91 of a share of II-VI common stock per Coherent share. In connection with terminating the Amended Lumentum Agreement, we paid a termination fee of $217.6 million to Lumentum during our second quarter of fiscal 2021. The termination fee, in addition to other costs related to the merger agreements with Lumentum and II-VI, is included in merger and acquisition costs in our consolidated statements of operations.
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
The completion of Coherent's acquisition by II-VI is subject to customary closing conditions, including, among others, regulatory approvals in applicable jurisdictions including the United States, Germany, China and South Korea.
Electro-Optics Technology
On April 19, 2021, we acquired EOT for approximately $29.3 million, excluding transaction costs. EOT is a specialized U.S.-based components company, which we expect will enable us to vertically integrate and improve the performance of our directed energy amplifier technology. EOT has additional operations through a subsidiary in Germany. EOT's operating results have been included in our OEM Laser Sources segment. See Note 18, "Segment and Geographic Information."
Our allocation of the purchase price is as follows (in thousands):

Tangible assets:
Cash	$537
Accounts receivable	1,763
Inventories	5,269
Prepaid expenses and other assets	823
Property and equipment	18,713
Liabilities assumed	(1,856)
Deferred tax liabilities	(4,088)
Intangible assets:
Existing technology	2,800
In-process research and development	300
Customer relationships	300
Trademarks	100
Backlog	100
Goodwill	4,586
Total	$29,347

Results of operations for the business have been included in our consolidated financial statements subsequent to the date of acquisition and have not been presented separately because the effect of the acquisition was not material to our consolidated financial results. Pro forma results of operations in accordance with authoritative guidance for prior periods have not been presented because the effect of the acquisition was not material to our prior period consolidated financial results.
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

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. BUSINESS COMBINATIONS (Continued)
We expensed $0.4 million of acquisition-related costs as merger and acquisition costs in our consolidated statements of operations in fiscal 2021.
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

5. FAIR VALUES
We measure our cash equivalents and marketable securities at fair value. The fair values of our financial assets and liabilities are determined using quoted market prices of identical assets or quoted market prices of similar assets from active markets. We recognize transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers between levels during the periods presented. As of October 2, 2021 and October 3, 2020, we had one investment carried on a cost basis. See Note 9, "Balance Sheet Details." If we were to fair value this investment, it would be based upon Level 3 inputs. This investment is not considered material to our consolidated financial statements.
We measure the fair value of outstanding debt obligations for disclosure purposes on a recurring basis. As of October 2, 2021, the current and long-term portion of long-term obligations of $8.4 million and $425.8 million, respectively, are reported at amortized cost. As of October 3, 2020, the current and long-term portion of long-term obligations of $6.8 million and $411.1 million, respectively, are reported at amortized cost. These outstanding obligations are classified as Level 2 as they are not actively traded and are valued using a discounted cash flow model that uses observable market inputs. Based on the discounted cash flow model, the fair value of the outstanding debt approximates amortized cost.

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. FAIR VALUES (Continued)

Financial assets and liabilities measured at fair value as of October 2, 2021 and October 3, 2020 are summarized below (in thousands):

	Aggregate Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Aggregate Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	Fiscal year-end 2021			Fiscal year-end 2020
		(Level 1)	(Level 2)		(Level 1)	(Level 2)
Assets:
Cash equivalents:
Money market fund deposits	$112,748	$112,748	$—	$36,646	$36,646	$—
Certificates of deposit	42,506	42,506	—	56,191	56,191	—
Short-term investments:
U.S. Treasury and agency obligations (1)	—	—	—	35,346	—	35,346
Prepaid and other assets:
Foreign currency contracts (2)	783	—	783	812	—	812
Money market fund deposits — Deferred comp and supplemental plan (3)	463	463	—	203	203	—
Mutual funds — Deferred comp and supplemental plan (3)	15,443	15,443	—	22,778	22,778	—
Total	$171,943	$171,160	$783	$151,976	$115,818	$36,158

Liabilities:
Other current liabilities:
Foreign currency contracts (2)	(4,253)	—	(4,253)	(2,811)	—	(2,811)
Total	$167,690	$171,160	$(3,470)	$149,165	$115,818	$33,347
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
Cash, cash equivalents and short-term investments consist of the following (in thousands):

	Fiscal 2021 year-end
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$456,534	$—	$—	$456,534

	Fiscal 2020 year-end
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$440,258	$—	$—	$440,258
Short-term investments:
Available-for-sale securities:
U.S. Treasury and agency obligations	$35,311	$36	$(1)	$35,346
Total short-term investments	$35,311	$36	$(1)	$35,346

There were no unrealized gains and losses at October 2, 2021. There were less than $0.1 million of unrealized gains and losses at October 3, 2020.
During fiscal 2021, there were no proceeds from the sale of available-for-sale securities and we realized no gross gains or losses. During fiscal 2020, we received $5,000 in proceeds from the sale of available-for-sale securities and realized no gross gains or losses.

7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
We maintain operations in various countries outside of the United States and have foreign subsidiaries that manufacture and sell our products in various global markets. The majority of our sales are transacted in U.S. Dollars. However, we do generate revenues in other currencies, primarily the Euro, Chinese Renminbi, South Korean Won, Japanese Yen, and British Pound. As a result, our earnings, cash flows, and cash balances are exposed to fluctuations in foreign currency exchange rates. We attempt to limit these exposures through financial market instruments. We utilize derivative instruments, primarily forward contracts with maturities of two months or less, to manage our exposure associated with anticipated cash flows and net asset and liability positions denominated in foreign currencies. Gains and losses on the forward contracts are mitigated by gains and losses on the underlying instruments. We do not use derivative financial instruments for speculative or trading purposes. The credit risk amounts represent our gross exposure to potential accounting loss on derivative instruments that are outstanding or unsettled if all counterparties failed to perform according to the terms of the contract, based on then-current currency rates at each respective date.

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Non-Designated Derivatives
The total outstanding notional contract and fair value asset (liability) amounts of non-designated hedge contracts, with maximum maturity of two months, are as follows (in thousands):

	U.S. Notional Contract Value		U.S. Fair Value
	Fiscal 2021 year-end	Fiscal 2020 year-end	Fiscal 2021 year-end	Fiscal 2020 year-end
Foreign currency hedge contracts
Purchase	$236,943	$169,206	$(4,108)	$(1,802)
Sell	$(64,308)	$(166,813)	$638	$(197)
The fair value of our derivative instruments is included in prepaid expenses and other assets and in other current liabilities in our Consolidated Balance Sheets. See Note 5, "Fair Values."
During fiscal 2021, 2020, and 2019, we recognized a loss of $5.1 million, a gain of $1.1 million, and a loss of $5.8 million, respectively, in other income (expense) for derivative instruments not designated as hedging instruments.
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
We performed our annual impairment test using the opening balance sheet as of the first day of the fourth quarter of fiscal 2020 and noted no indications of impairment or triggering events, not already considered in the quarter ended April 4, 2020. During the remainder of fiscal 2020 and the first three quarters of fiscal 2021, we noted no indications of impairment or triggering events to cause us to review goodwill for potential impairment. We performed our annual impairment test using the opening balance sheet as of the first day of the fourth quarter of fiscal 2021 and noted no indications of impairment or triggering events. In our fiscal 2021 annual testing, for our OLS reporting unit we conducted a qualitative assessment of the goodwill during the fourth quarter using the opening balance sheet as of the first day of the fourth quarter and concluded that it was more likely than not that the fair value of the reporting unit exceeded its carrying amounts. Based on our assessment, goodwill in the OLS reporting unit was not impaired as of the first day of the fourth quarter of fiscal 2021. As such, it was not necessary to perform the goodwill impairment test in the fourth quarter of fiscal 2021. There is no goodwill in the ILS reporting unit due to the impairment of all goodwill of the ILS reporting unit in the second quarter of fiscal 2020. Between the completion of our assessment and the end of the fourth quarter of fiscal 2021, we noted no indications of impairment or triggering events to cause us to review goodwill for potential impairment.

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. GOODWILL AND INTANGIBLE ASSETS (Continued)
The changes in the carrying amount of goodwill by segment for fiscal 2021 and 2020 are as follows (in thousands):

	Industrial Lasers & System	OEM Laser Sources	Total
Balance as of September 28, 2019	$330,281	$96,820	$427,101
Impairment charges	(327,203)	—	(327,203)
Translation adjustments	(3,078)	4,497	1,419
Balance as of October 3, 2020	—	101,317	101,317
Additions	—	4,586	4,586
Translation adjustments	—	(642)	(642)
Balance as of October 2, 2021	$—	$105,261	$105,261

The components of our amortizable intangible assets are as follows (in thousands):

	Fiscal year-end 2021			Fiscal year-end 2020
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Existing technology	$39,524	$(35,522)	$4,002	$46,547	$(37,630)	$8,917
Customer relationships	22,101	(12,586)	9,515	24,388	(12,923)	11,465
Production know-how	2,300	(1,377)	923	2,300	(917)	1,383
In-process research and development	300	—	300	—	—	—
Total	$64,225	$(49,485)	$14,740	$73,235	$(51,470)	$21,765
For accounting purposes, when an intangible asset is fully amortized, it is removed from the disclosure schedule. The net carrying amounts as of both fiscal 2021 and 2020 have been reduced by impairment charges of $27.7 million and $6.2 million for existing technology and customer relationships, respectively.
The weighted average remaining amortization periods for existing technology, customer relationships, and production know-how are approximately 3.0 years, 5.1 years, and 2.0 years, respectively. Amortization expense for intangible assets during fiscal 2021, 2020, and 2019 was $10.7 million, $30.1 million, and $61.5 million, respectively. The change in accumulated amortization also includes $0.7 million (decrease) and $2.9 million (increase) of foreign exchange impact for fiscal 2021 and fiscal 2020, respectively.
Estimated amortization expense for the next five fiscal years and all years thereafter are as follows (in thousands):

Estimated Amortization Expense
2022	$3,978
2023	3,407
2024	2,625
2025	2,306
2026	1,969
Thereafter	155
Total (1)	$14,440

(1) Excluding in-process research & development.

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. BALANCE SHEET DETAILS
Prepaid expenses and other assets consist of the following (in thousands):

	Fiscal year-end
	2021	2020
Prepaid and refundable income taxes	$34,979	$50,548
Other taxes receivable	15,568	13,006
Prepaid expenses and other assets	29,047	24,696
Total prepaid expenses and other assets	$79,594	$88,250

Other assets consist of the following (in thousands):

	Fiscal year-end
	2021	2020
Assets related to deferred compensation arrangements (see Note 12)	$37,410	$39,720
Deferred tax assets (see Note 16)	153,685	102,028
Right of use assets, net - operating leases (See Note 11)	76,670	85,905
Right of use assets, net - finance leases (See Note 11)	26	656
Other assets (1)	14,780	14,266
Total other assets	$282,571	$242,575
(1) We have an investment included in other assets that is being carried on a cost basis and is adjusted for impairment if we determine that indicators of impairment exist at any point in time. During the second quarter of fiscal 2020, we determined that our investment became impaired and wrote it down to its fair value ($0.9 million). As a result, we recorded a non-cash impairment charge of $2.5 million to operating expense in our results of operations in the second quarter of fiscal 2020.

Other current liabilities consist of the following (in thousands):

	Fiscal year-end
	2021	2020
Accrued payroll and benefits	$101,380	$54,211
Operating lease liability, current (see Note 11)	15,230	15,366
Finance lease liability, current (see Note 11)	22	399
Accrued expenses and other	41,156	36,432
Warranty reserve (see Note 2)	31,057	35,032
Customer deposits	19,364	9,717
Deferred revenue	30,081	32,998
Total other current liabilities	$238,290	$184,155
Other long-term liabilities consist of the following (in thousands):

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. BALANCE SHEET DETAILS (Continued)

	Fiscal year-end
	2021	2020
Long-term taxes payable	$17,634	$15,374
Operating lease liability, long-term (see Note 11)	65,479	75,264
Finance lease liability, long-term (see Note 11)	—	178
Deferred compensation (see Note 12)	39,693	42,854
Deferred tax liabilities (see Note 16)	19,356	15,721
Deferred revenue	15,959	13,624
Asset retirement obligations liability (see Note 2)	5,991	5,892
Defined benefit plan liabilities (see Note 17)	44,110	45,810
Other long-term liabilities	4,508	6,357
Total other long-term liabilities	$212,730	$221,074
10. BORROWINGS
On December 21, 2020, Coherent LaserSystems GmbH & Co. KG entered into a loan agreement with Commerzbank for borrowings of up to 24.0 million Euros, to be drawn down by October 29, 2021, to finance a portion of the construction of a new facility in Germany. The term of the loan is 10 years and borrowings bear interest at 1.55% per annum. Payments will be payable quarterly beginning in the third quarter of fiscal 2022. As of October 2, 2021, 24.0 million Euros have been withdrawn under this loan facility. The loan agreement contains customary affirmative loan covenants. We were in compliance with all covenants at October 2, 2021.
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
As of October 2, 2021, the outstanding principal amount of the Euro Term Loan was 351.5 million Euros. As of October 2, 2021, the outstanding amount of the Revolving Credit Facility was $10.0 million plus a 10.0 million Euro letter of credit.
On October 29, 2021, we entered into a 10.0 million Euro letter of credit facility, rolled our existing letter of credit into that facility and deposited 10.5 million Euros with Barclays as cash collateral to secure the payment obligations under such facility, resulting in restricted cash of $12.2 million.
On October 29, 2021, we repaid the $10.0 million outstanding under the Revolving Credit Facility and the facility expired on November 5, 2021.

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. BORROWINGS (continued)
Loans under the Credit Agreement bear interest, at the Borrower's option, at a rate equal to either (i)(x) in the case of calculations with respect to U.S. Dollars or certain other alternative currencies, the London interbank offered rate ("LIBOR") or (y) in the case of calculations with respect to the Euro, the euro interbank offered rate ("EURIBOR" and, together with LIBOR), (the "Eurocurrency Rate") or (ii) a base rate (the "Base Rate") equal to the highest of (x) the federal funds rate, plus 0.50%, (y) the prime rate then in effect and (z) the Eurocurrency Rate for loans denominated in U.S. Dollars applicable to a one-month interest period, plus 1.0%, in each case, plus an applicable margin that is subject to adjustment pursuant to a pricing grid based on consolidated total gross leverage ratio. At October 2, 2021, the applicable margin for Euro Term Loans borrowed as Eurocurrency Rate loans was 2.25% per annum and as Base Rate loans was 1.25%. The applicable margin for revolving loans borrowed as Eurocurrency Rate loans was 4.00% per annum and as Base Rate loans was 3.00% per annum. Interest on Base Rate Loans is payable quarterly in arrears. Interest on Eurocurrency Rate loans is payable at the end of the applicable interest period (or at three month intervals if the interest period exceeds three months).
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
The Credit Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of us and our subsidiaries to, among other things, incur debt, grant liens, make investments, make certain restricted payments, transact with affiliates, and sell assets. The Credit Agreement also requires us and our subsidiaries to maintain a senior secured net leverage ratio as of the last day of each fiscal quarter of less than or equal to 3.50 to 1.00. We were in compliance with all covenants at October 2, 2021.
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
Additional sources of cash available to us were international currency lines of credit and bank credit facilities totaling $15.0 million as of October 2, 2021, of which $13.1 million was unused and available. These unsecured international credit facilities were used in Europe in fiscal 2021. As of October 2, 2021, we had utilized $1.9 million of the international credit facilities as guarantees in Europe.
Short-term borrowings and current portion of long-term obligations consist of the following (in thousands):

	Fiscal year-end
	2021	2020
Current portion of Euro Term Loan (1)	$4,972	$4,970
1.3% Term loan due 2024	1,448	1,465
1.0% State of Connecticut term loan due 2023	386	382
Facility construction loan in Germany due 2030	1,589	—
Line of credit borrowings	10,000	10,000
Total short-term borrowings and current portion of long-term obligations	$18,395	$16,817
(1) Net of debt issuance costs of $2.8 million and $2.9 million at October 2, 2021 and October 3, 2020, respectively.

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. BORROWINGS (continued)
Long-term obligations consist of the following (in thousands):

	Fiscal year-end
	2021	2020
Euro Term Loan due 2024 (1)	$396,429	$406,099
1.3% Term loan due 2024	2,896	4,395
1.0% State of Connecticut term loan due 2023	260	646
Facility construction loan in Germany due 2030	26,215	—
Total long-term obligations	$425,800	$411,140
(1) Net of debt issuance costs of $3.0 million and $5.9 million at October 2, 2021 and October 3, 2020, respectively.

Contractual maturities of our debt obligations, excluding line of credit borrowings, as of October 2, 2021 are as follows (in thousands):

Amount
2022	$11,183
2023	12,649
2024	396,314
2025	3,178
2026	3,178
Thereafter	13,505
Total	$440,007

11.   LEASES
We determine if an arrangement contains a lease at inception for arrangements with an initial term of more than 12 months, and classify it as either a finance or operating lease. We lease certain real and personal property from unrelated third parties under non-cancellable operating leases that expire at various dates through fiscal 2029. These operating leases are mainly for administrative offices, research-and-development, and manufacturing facilities, as well as sales offices in various countries around the world. Certain leases require us to pay property taxes, insurance, and routine maintenance, and include escalation clauses. Many leases include one or more options to renew. We assume renewals in our determination of the lease term when the renewals are deemed to be reasonably assured at lease commencement. We have also entered into various finance leases to obtain servers and certain other equipment for our operations. These arrangements are typically for three to six years. Our assets, liabilities, and lease costs related to finance leases are immaterial.
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
In fiscal 2020, we completed a sale-leaseback transaction for our Hamburg, Germany facility in which we sold the buildings for a purchase price, net of expenses, of $19.6 million and leased back a portion of the facilities with lease terms from 6 to 15 years with early termination provisions after 3 and 5 years, respectively. The sale qualified for sale-leaseback operating lease accounting classification and we recorded a gain, net of selling costs, on the transaction of $2.2 million, which is recorded

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11.     LEASES (continued)
in selling, general and administrative expense in the consolidated statements of operations in fiscal 2020. We also recorded operating lease right of use assets of $5.1 million and corresponding operating lease liabilities of $5.1 million. The non-cash portion of the gain of $4.0 million is included in Other non-cash expense (gain) within cash flows from operations in our consolidated statements of cash flows in fiscal 2020.
The components of operating lease costs (in thousands), lease term (in years) and discount rate are as follows:

	Fiscal
	2021	2020
Operating lease cost	$22,601	$19,629
Variable lease cost	1,329	1,421
Short-term lease cost	52	459
Sublease income	(9)	(126)
Total lease cost	$23,973	$21,383

	Fiscal year-end
	2021	2020
Weighted average remaining lease term	7.3	7.8
Weighted average discount rate	5.0%	4.9%
Supplemental cash flow information related to leases are as follows (in thousands):

	Fiscal
	2021	2020
Operating cash outflows from operating leases	$22,667	$19,391
ROU assets obtained in exchange for new operating lease liabilities	11,565	10,884
See Note 9, "Balance Sheet Details" for supplemental balance sheet information related to leases.
As of October 2, 2021, maturities of our operating lease liabilities, which do not include short-term leases and variable lease payments are as follows (in thousands):

Operating Leases
2022	$18,279
2023	16,546
2024	14,304
2025	11,718
2026	8,978
2027 and thereafter	29,702
Total minimum lease payments	99,527
Amounts representing interest	(18,818)
Present value of total operating lease liabilities	$80,709

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

	Fiscal year-end
	2021	2020
Cash surrender value of life insurance contracts	$23,040	$18,520
Fair value of mutual and money market funds	15,906	22,981
Total assets	$38,946	$41,501

Total assets, included in:
Prepaid expenses and other assets	$1,536	$1,781
Other assets	37,410	39,720
Total assets	$38,946	$41,501

	Fiscal year-end
	2021	2020
Total deferred compensation liability, included in:
Other current liabilities	$1,536	$1,781
Other long-term liabilities	39,693	42,854
Total deferred compensation liability	$41,229	$44,635
Life insurance premiums loads, policy fees, and cost of insurance that are paid from the asset investments and gains and losses from the asset investments for these plans are recorded as components of other income or expense; such amounts were net gains of $9.8 million in fiscal 2021, $6.1 million in fiscal 2020, and $1.1 million in fiscal 2019, and fluctuate on a quarterly basis. Changes in the obligation to plan participants are recorded as a component of operating expenses and cost of sales; such amounts were net losses of $8.9 million in fiscal 2021, $5.3 million in fiscal 2020, and $1.5 million in fiscal 2019, and fluctuate on a quarterly basis. Liabilities associated with participant balances under our deferred compensation plans are affected by individual contributions and distributions made, as well as gains and losses on the participant's investment allocation election.
Coherent Employee Retirement and Investment Plan
Under the Coherent Employee Retirement and Investment Plan, we match employee contributions to the plan up to a maximum of 4% of the employee's individual earnings subject to IRS limitations. Employees become eligible for participation and Company matching contributions on their first day of employment. The Company's contributions (net of forfeitures) during fiscal 2021, 2020, and 2019 were $6.2 million, $6.1 million, and $5.7 million, respectively.
Employee Stock Purchase Plan
We have an Employee Stock Purchase Plan ("ESPP") whereby eligible employees may authorize payroll deductions of up to 10% of their regular base salary to purchase shares at the lower of 85% of the fair market value of the common stock on the date of commencement of the offering or on the last day of the six-month offering period. During fiscal 2021, 2020, and 2019, a total of 120,023 shares, 107,284 shares, and 108,034 shares, respectively, were purchased by and distributed to employees at an average price of $104.00, $114.54, and $109.32 per share, respectively. At fiscal 2021 year-end, we had 273,442 shares of our common stock reserved for future issuance under the plan.

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12. EMPLOYEE STOCK AWARD AND BENEFIT PLANS (continued)
Stock Award Plans
We maintain stock plans in which employees, service providers, and non-employee directors are eligible participants. The plans, the 2011 Equity Incentive Plan (the "2011 Plan") and the Equity Incentive Plan (the "2020 Plan"), provide for a number of different equity-based grants, including options, time-based restricted stock units, and performance restricted stock units. Under the 2011 Plan, Coherent was able to grant options and awards (time-based restricted stock units and performance restricted stock units), of which grants with respect to 270,371 shares of common stock remained outstanding at fiscal 2021 year-end (calculated at 100% of target amount for performance awards). Under the 2020 Plan, Coherent may grant options and awards (time-based restricted stock units and performance restricted stock units) to purchase up to 3,080,000 shares of common stock plus any forfeited or cancelled shares subject to outstanding awards under the 2011 Plan, of which 2,347,532 shares remained available for grant at fiscal 2021 year-end. At fiscal 2021 year-end, all outstanding stock options and restricted stock units have been issued under plans approved by our shareholders. Following approval of the 2020 Plan by our shareholders on April 27, 2020, no further grants of awards under the 2011 Equity Incentive Plan were made. However, the 2011 Equity Incentive Plan will continue to govern awards previously granted under it.
Since adoption of the 2011 Plan and the 2020 Plan, no stock options have been granted to employees. No options are outstanding as of fiscal 2021 year-end.
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
•The performance restricted stock unit award grants based on goals related to free cash flow target amounts for fiscal 2020 vested as of fiscal 2020 year-end.
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
The fair values of shares purchased under the employee stock purchase plan for fiscal 2021, 2020, and 2019 were estimated using the following weighted-average assumptions:

	Employee Stock Purchase Plans
	Fiscal
	2021	2020	2019
Expected life in years	0.5	0.5	0.5
Expected volatility	52.6%	58.0%	47.9%
Risk-free interest rate	0.1%	1.0%	2.4%
Weighted average fair value per share	$55.64	$43.54	$40.77
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
The weighted average fair value for the performance units was determined using a Monte Carlo simulation model incorporating the following weighted average assumptions:

	Fiscal
	2021	2020	2019
Risk-free interest rate	0.2%	0.8%	2.9%
Volatility	51.7%	50.5%	43.7%
Weighted average fair value	$119.54	$161.46	$117.43

We recognize the estimated cost of these awards, as determined under the simulation model, over the related service period of approximately 3 years, with no adjustment in future periods based upon the actual shareholder return over the performance period.

In addition, during fiscal 2020, we granted performance restricted stock unit award grants to certain employees with vesting based on goals related to free cash flow target amounts, with the initial fair value determined based on our closing stock price on the date of grant. Such awards were granted to serve as a performance incentive with a pay-for-performance forward-looking free cash flow target for the fiscal year in recognition of the impact of the COVID-19 pandemic. The number of shares issuable under these performance units upon satisfaction of the free cash flow performance criteria was capped at 100% of target. The total stock-based compensation of these awards was adjusted based on the level of achievement of free cash flow. These awards vested, in the first quarter of fiscal 2021, at 100% of target.

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12. EMPLOYEE STOCK AWARD AND BENEFIT PLANS (continued)
Stock Compensation Expense
The following table shows total stock-based compensation expense and related tax benefits included in the Consolidated Statements of Operations for fiscal 2021, 2020, and 2019 (in thousands):

	Fiscal
	2021	2020	2019
Cost of sales	$7,675	$5,314	$4,880
Research and development	4,463	4,478	2,990
Selling, general and administrative	29,267	34,995	28,596
Income tax benefit	(5,387)	(5,640)	(4,946)
	$36,018	$39,147	$31,520

During fiscal 2021, $7.0 million of stock-based compensation cost was capitalized as part of inventory for all stock plans, $7.7 million was amortized into cost of sales, and $2.1 million remained in inventory at October 2, 2021. During fiscal 2020, $6.7 million of stock-based compensation cost was capitalized as part of inventory for all stock plans, $5.3 million was amortized into cost of sales, and $2.8 million remained in inventory at October 3, 2020.
At fiscal 2021 year-end, the total compensation cost related to unvested stock-based awards granted to employees under our stock plans but not yet recognized was approximately $47.6 million. We do not estimate forfeitures and account for them as they occur. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 1.4 years.
The stock option exercise tax benefits, if any, are reported in the statement of cash flows. The tax benefits result from tax deductions in excess of the stock-based compensation cost recognized and are determined on a grant-by-grant basis. We recognized net excess tax benefits from stock award exercises and restricted stock unit vesting as a discrete tax benefit, which reduced the provision for income taxes by $0.7 million, $0.9 million, and $2.5 million for fiscal 2021, 2020, and 2019, respectively.
Stock Awards Activity
At fiscal 2019 year-end, we had 24,000 shares subject to vested stock options outstanding. The vested stock options were exercised in fiscal 2020 and none are outstanding at fiscal 2020 or 2021 year-end.

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12. EMPLOYEE STOCK AWARD AND BENEFIT PLANS (continued)
The following table summarizes the activity of our time-based and performance restricted stock units for fiscal 2021, 2020, and 2019 (in thousands, except per share amounts):

	Time Based Restricted Stock Units		Performance Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested stock at September 29, 2018	279	$155.24	159	$155.76
Granted	195	128.25	105	117.43
Vested (1)	(169)	127.90	(131)	74.48
Forfeited	(10)	170.97	—	—
Nonvested stock at September 28, 2019	295	$152.47	133	$184.26
Granted	284	141.05	84	152.96
Vested(1)	(150)	150.91	(81)	163.17
Forfeited	(10)	169.92	—	—
Nonvested stock at October 3, 2020	419	$144.87	136	$177.54
Granted	294	136.46	64	119.43
Vested(1)	(229)	144.32	(12)	118.45
Forfeited	(13)	134.64	(30)	315.05
Nonvested stock at October 2, 2021	471	$140.16	158	$131.90
__________________________________________
(1)Service-based restricted stock units vested during each fiscal year. Performance-based restricted stock units are included at 100% of target goal. Under the terms of the market-based awards, the recipient may earn between 0% and 200% of the award. Under the terms of the fiscal 2020 performance-based awards based on free cash flow targets, the recipient may earn between 0% and 100% of the award.
Restricted stock units are converted into the right to receive common stock upon vesting; prior to issuance, the Company permits the employee holders to satisfy their tax withholding requirements by net settlement, whereby the Company withholds a portion of the shares to cover the applicable taxes based on the fair market value of the Company's stock at the vesting date. The number of shares withheld to cover tax payments was 80,605 in fiscal 2021, 88,000 in fiscal 2020, and 120,000 in fiscal 2019; tax payments made were $10.4 million, $13.5 million, and $15.2 million, respectively.

13. COMMITMENTS AND CONTINGENCIES
Indemnifications
In the normal course of business, we enter into agreements that contain a variety of representations and warranties and provide for general indemnification. Exposure under these agreements is unknown because claims may be made against us in the future and we may record charges in the future as a result of these indemnification obligations. As of October 2, 2021, we did not have any material indemnification claims that were probable or reasonably possible.
Commitments
We maintain commitments to purchase inventory from our suppliers as well as fixed assets, services and other assets in the ordinary course of business. As of October 2, 2021, we had total estimated significant purchase commitments for inventory of approximately $63.8 million and significant purchase obligations for fixed assets and services of $50.6 million.
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

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. COMMITMENTS AND CONTINGENCIES (continued)

As previously disclosed in the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 3, 2021, filed with the SEC on May 12, 2021, on May 4, 2021, a purported stockholder of the Company filed a complaint in the United States District Court for the Southern District of New York against the Company and members of its board of directors in the Southern District of New York alleging violations of the federal securities laws for misleading and incomplete disclosures in the Registration Statement on Form S-4/A (the "S-4/A") filed in connection with the Merger (Costa v. Coherent, Inc., et al., Case No. 1:21-cv-04108). Specifically, the complaint challenges the disclosures relating to Coherent's and II-VI's financial projections and the analyses of the Company's financial advisors, BofA Securities and Credit Suisse. Among other things, the complaint alleges that the projections should have provided a reconciliation of non-GAAP financial measures to GAAP, that the S-4 fails to disclose details about the bankers' precedent transactions analyses and DCF analyses and that there was insufficient disclosure regarding the discretionary payment of $3.0 million to Credit Suisse at the closing of the merger. The complaint seeks, among other relief, a preliminary injunction to prevent further advancement of the transaction and a direction to the director defendants to disseminate a true and non-misleading Registration Statement. The case was voluntarily dismissed on June 25, 2021.
As previously disclosed in the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2021, filed with the SEC on August 11, 2021, on June 1, 2021, a purported stockholder of the Company filed a complaint in the United States District Court for the Southern District of New York against the Company and members of its board of directors alleging violations of the federal securities laws for misleading and incomplete disclosures in the S-4/A (Wolf v. Coherent, Inc., et al., Case No. 1:21-cv-04848). Specifically, the complaint challenges the disclosures relating to the Company's and II-VI's financial projections, the analyses of the Company's financial advisors, BofA Securities and Credit Suisse, and potential conflicts of interest involving Credit Suisse. Among other things, the complaint alleges that the projections should have provided all line items used to calculate certain metrics and a reconciliation of non-GAAP financial measures to GAAP, that the S-4 fails to disclose details about the bankers' precedent transactions analyses, DCF analyses and price targets analyses and that there was insufficient disclosure regarding the relationships between Credit Suisse and either the Company or II-VI. The complaint seeks, among other relief, a preliminary injunction to prevent further advancement of the transaction and a direction to the director defendants to disseminate a true and non-misleading Registration Statement. The case was voluntarily dismissed on June 24, 2021.
As previously disclosed in the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2021, filed with the SEC on August 11, 2021, on June 2, 2021, a purported stockholder of the Company filed a complaint in the United States District Court for the District of Delaware against the Company and members of its board of directors alleging violations of the federal securities laws for misleading and incomplete disclosures in the S-4/A (Lawrence v. Coherent, Inc., et al., Case No. 1:21-cv-00808). Specifically, the complaint challenges the disclosures relating to Coherent's and II-VI's financial projections and the analyses of the Company's financial advisors, BofA Securities and Credit Suisse. Among other things, the complaint alleges that the projections should have provided a reconciliation of non-GAAP financial measures to GAAP, that the S-4 fails to disclose details about the bankers' precedent transactions analyses and DCF analyses, that there was insufficient disclosure regarding the discretionary payment of $3.0 million to Credit Suisse at the closing of the merger, and that there was insufficient disclosure regarding the calculation of BofA Securities' compensation. The complaint seeks, among other relief, a preliminary injunction to prevent further advancement of the transaction and a direction to the director defendants to disseminate a true and non-misleading Registration Statement. The case was voluntarily dismissed on July 8, 2021.
As previously disclosed in the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2021, filed with the SEC on August 11, 2021, on June 2, 2021, a purported stockholder of the Company filed a complaint in the United States District Court for the Northern District of California against the Company and members of its board of directors alleging violations of the federal securities laws for misleading and incomplete disclosures in the S-4/A (Lawrence v. Coherent, Inc., et al., Case No. 5:21-cv-04193). Specifically, the complaint challenges the disclosures relating to Coherent's and II-VI's financial projections and the analyses of the Company's financial advisors, BofA Securities and Credit Suisse. Among other things, the complaint alleges that the projections should have provided a reconciliation of non-GAAP financial measures to GAAP, that the S-4 fails to disclose details about the bankers' precedent transactions analyses and DCF analyses, that there was insufficient disclosure regarding the discretionary payment of $3.0 million to Credit Suisse at the closing of the merger, and that there was insufficient disclosure regarding the calculation of BofA Securities' compensation. The complaint seeks, among other relief, a preliminary injunction to prevent further advancement of the transaction and a direction to the director defendants to disseminate a true and non-misleading Registration Statement. The case was voluntarily dismissed on June 3, 2021.
As previously disclosed in the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2021, filed with the SEC on August 11, 2021, on June 3, 2021, a purported stockholder of the Company filed a complaint in the

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. COMMITMENTS AND CONTINGENCIES (continued)

United States District Court for the Northern District of California against the Company and members of its board of directors alleging violations of the federal securities laws for misleading and incomplete disclosures in the S-4/A (Finger v. Coherent, Inc., et al., Case No. 5:21-cv-04217). Specifically, the complaint challenges the disclosures relating to Coherent's and II-VI's financial projections and the analyses of the Company's financial advisors, BofA Securities and Credit Suisse. Among other things, the complaint alleges that the projections should have provided a reconciliation of non-GAAP financial measures to GAAP, that the S-4 fails to disclose details about the bankers' precedent transactions analyses and DCF analyses, that there was insufficient disclosure regarding the discretionary payment of $3.0 million to Credit Suisse at the closing of the merger, and that there was insufficient disclosure regarding the calculation of BofA Securities' compensation. The complaint seeks, among other relief, a preliminary injunction to prevent further advancement of the transaction and a direction to the director defendants to disseminate a true and non-misleading Registration Statement. The case was voluntarily dismissed on July 8, 2021.
As previously disclosed in the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2021, filed with the SEC on August 11, 2021, on June 10, 2021, a purported stockholder of the Company filed a complaint in the United States District Court for the Eastern District of Pennsylvania against the Company and members of its board of directors alleging violations of the federal securities laws for misleading and incomplete disclosures in the S-4/A (Waterman v. Coherent, Inc., et al., Case No. 2:21-cv-02623). Specifically, the complaint challenges the disclosures relating to the analyses of the Company's financial advisors, BofA Securities and Credit Suisse. Among other things, the complaint alleges that the S-4 fails to disclose details about the bankers' precedent transactions analyses, price targets analyses, and DCF analyses. The complaint seeks, among other relief, a preliminary injunction to prevent further advancement of the transaction and a direction to the director defendants to disseminate a true and non-misleading Registration Statement. The case was voluntarily dismissed on July 8, 2021.
As previously disclosed in the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2021, filed with the SEC on August 11, 2021, on June 11, 2021, a purported stockholder of the Company filed a complaint in the United States District Court for the Northern District of California against the Company and members of its board of directors alleging violations of the federal securities laws for misleading and incomplete disclosures in the S-4/A (Anderson v. Coherent, Inc., et al., Case No. 5:21-cv-04505). Specifically, the complaint challenges the disclosures relating to Coherent's and II-VI's financial projections and the analyses of the Company's financial advisors, BofA Securities and Credit Suisse. Among other things, the complaint alleges that the projections should have provided a reconciliation of non-GAAP financial measures to GAAP, that the S-4 fails to disclose details about the bankers' precedent transactions analyses and DCF analyses and that there was insufficient disclosure regarding the discretionary payment of $3.0 million to Credit Suisse at the closing of the merger. The complaint seeks, among other relief, a preliminary injunction to prevent further advancement of the transaction and a direction to the director defendants to disseminate a true and non-misleading Registration Statement. The case was voluntarily dismissed on July 8, 2021.
Income Tax Audits
We are subject to taxation and file income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. Our most significant tax jurisdictions are the U.S. and Germany. For U.S. federal and German income tax purposes, all years prior to fiscal 2018 and 2011, respectively, are closed to examination. In our other major foreign jurisdictions and our major state jurisdictions, the years prior to fiscal 2015 and 2017, respectively, are closed. Earlier years in our various jurisdictions may remain open for adjustment to the extent that we have tax attribute carryforwards from those years.
In October 2021, we received a final audit report for our entities that were under audit in Germany for the years 2011 through 2016. The German tax authorities issued transfer pricing adjustments related to various intercompany transactions with our South Korean and Singapore entities. The adjustments related to transactions with our South Korean entity are being appealed and contested through the Competent Authority process with South Korea. The South Korean tax authorities had previously performed an audit focused on intercompany transfer pricing arrangements for fiscal years 2014 through 2017 related to our German and U.S. entities. In May 2019, they issued transfer pricing assessments for taxes, royalties and sales commissions and we are appealing and contesting these amounts through the Competent Authority process between South Korea, Germany and the United States. Accordingly, there is no change to our tax position at the time of filing of this annual report. We are continuing to monitor and evaluate this situation.
In October 2020, the South Korean tax authorities also commenced an internal review of our initial and second High-Tech tax exemptions approved in fiscal 2013 and 2016, respectively. In March 2021 we agreed with the tax authorities change in timing for claiming the tax exemption benefits.

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
Other Tax Matters
From time to time, we are subject to review, audit or other examination related to taxes other than income taxes. While we are not currently subject to any such matters which we expect to have a material adverse effect on our financial condition and operating results, it is possible that an adverse final conclusion to any such other tax matters could lead to a material adverse effect on our financial condition and operating results.
14. STOCK REPURCHASES
On October 28, 2018, our board of directors authorized a stock repurchase program authorizing the Company to repurchase up to $250.0 million of our common stock through December 31, 2019, with a limit of no more than $75.0 million per quarter. During fiscal 2019, we repurchased and retired 603,828 shares of outstanding common stock under this program at an average price of $128.20 per share for a total of $77.4 million. We made no repurchases under the program during our first quarter of fiscal 2020 and the program expired on December 31, 2019.
On February 5, 2020, our board of directors authorized a stock repurchase program authorizing the Company to repurchase up to $100.0 million of our common stock through January 31, 2021.We made no repurchases under the program during fiscal 2020 or 2021.

15. OTHER INCOME (EXPENSE), NET
Other income (expense) includes other-net which is comprised of the following (in thousands):

	Fiscal
	2021	2020	2019
Foreign exchange loss	$(4,972)	$(3,486)	$(5,774)
Gain on deferred compensation investments, net (Note 12)	9,774	6,099	1,140
Translation adjustment related to the dissolution of certain entities (1)	(5,291)	—	—
Other	765	828	(410)
Other—net	$276	$3,441	$(5,044)

(1)     In the fourth quarter of fiscal 2021, the Company had substantially completed the liquidation of several operations, primarily OR Laser, and recognized in other income (expense) the net accumulated translation losses for these subsidiaries previously recorded in accumulated other comprehensive income (loss) on the consolidated balance sheet.

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16. INCOME TAXES
The provision for (benefit from) income taxes on income (loss) before income taxes consists of the following (in thousands):

	Fiscal
	2021	2020	2019
Currently payable:
Federal	$4,929	$(1,660)	$1,995
State	390	471	557
Foreign	33,713	1,176	13,448
	39,032	(13)	16,000
Deferred and other:
Federal	(47,908)	(2,343)	(407)
State	(4,872)	(1,605)	516
Foreign	4,961	(24,623)	(9,886)
	(47,819)	(28,571)	(9,777)
Provision for (benefit from) income taxes	$(8,787)	$(28,584)	$6,223
The components of income before income taxes consist of (in thousands):

	Fiscal
	2021	2020	2019
United States	$(207,827)	$(98,900)	$54,480
Foreign	92,289	(343,823)	5,568
Income (loss) before income taxes	$(115,538)	$(442,723)	$60,048
The reconciliation of the income tax expense (benefit) at the U.S. Federal statutory rate (21.0%) to actual income tax expense (benefit) is as follows (in thousands):

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16. INCOME TAXES (continued)

	Fiscal
	2021	2020	2019
Federal statutory tax expense (benefit)	$(24,263)	$(92,972)	$12,610
Valuation allowance	14,925	15,231	7,925
Taxes on foreign earnings at rates greater (less) than U.S. rates, net	8,326	(27,041)	(8,210)
Stock-based compensation	4,351	3,640	556
State income taxes, net of federal income tax benefit	(4,215)	(1,249)	1,131
Research and development credit	(4,279)	(4,350)	(3,665)
Deferred compensation	(1,050)	(564)	(206)
Release of unrecognized tax benefits	(1,957)	(20,027)	(6,688)
Release of interest accrued for unrecognized tax benefits	(328)	(4,232)	(205)
Reversal of competent authority	—	8,552	—
Deferred taxes on foreign earnings	2,302	1,303	1,215
Write-off of withholding tax credits	—	—	1,134
Goodwill impairment	—	89,962	—
FDII deduction	(2,791)	—	536
Other, net	192	3,163	90
Provision for (benefit from) income taxes	$(8,787)	$(28,584)	$6,223
Effective tax rate	7.6%	6.5%	10.4%

Our effective tax rate on loss before income taxes for fiscal 2021 of 7.6% was lower than the U.S. federal tax rate of 21.0%. Our effective tax rate benefit for fiscal 2021 was unfavorably impacted primarily due to the establishment of valuation allowances on certain deferred tax assets, income in foreign jurisdictions subject to tax rates that are higher than the U.S. tax rates, stock-based compensation not deductible for tax purposes and limitations on the deductibility of compensation under Internal Revenue Code Section 162(m) and the deferred taxes on foreign earnings not considered permanently reinvested, partially offset by the benefit of federal research and development tax credits, our Singapore tax exemption and the benefit of our FDII deduction.
Our results reflect the payment of a termination fee of $217.6 million to Lumentum in fiscal 2021. This amount was deducted for book purposes in the current year and treated as a future deductible expense for tax purposes in accordance with our accounting policy.
The effective tax rate on loss before income taxes for fiscal 2020 of 6.5% was lower than the U.S. federal tax rate of 21.0%. Our effective tax benefit for fiscal 2020 was unfavorably impacted primarily due to the impairment of goodwill that is not deductible for tax purposes and the establishment of valuation allowances for certain deferred tax assets. These unfavorable impacts were partially offset primarily from the release of unrecognized tax benefits net of settlements and competent authority offsets and losses in foreign jurisdictions subject to tax rates that are higher than the U.S. tax rates.
In September 2021, Coherent Singapore received an amended Pioneer Status tax exemption from the Singapore authorities effective from fiscal 2022 through fiscal 2026. The tax holiday continues to be conditional upon our meeting certain revenue, business spending and employment thresholds. The impact of this tax exemption decreased Coherent Singapore income taxes by approximately $3.7 million, $2.6 million, and $3.9 million in fiscal 2021, fiscal 2020, and fiscal 2019, respectively. The benefits of the tax holiday on net income (loss) per diluted share were $0.15, $0.11, and $0.16, respectively.

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16. INCOME TAXES (continued)
The significant components of deferred tax assets and liabilities were (in thousands):

	Fiscal year-end
	2021	2020
Deferred tax assets:
Reserves and accruals not currently deductible	$49,027	$28,520
Operating loss carryforwards and tax credits	73,902	83,447
Deferred revenue	5,785	4,412
Depreciation and amortization	12,311	14,362
Inventory capitalization	3,509	—
Stock-based compensation	3,452	4,906
Competent authority offset to transfer pricing tax reserves	3,972	4,283
Accumulated translation adjustment	3,970	2,508
Retirement and pension	16,303	17,982
Lease liabilities	20,080	21,737
Acquisition costs	52,629	—
Other	—	165
Total gross deferred tax assets	244,940	182,322
Valuation allowance	(73,166)	(57,707)
Total net deferred tax assets	171,774	124,615
Deferred tax liabilities:
Deferred tax liabilities on foreign earnings	18,381	16,055
Inventory capitalization	—	1,394
Right of use assets	19,040	20,859
Other	24	—
Total gross deferred tax liabilities	37,445	38,308
Net deferred tax assets	$134,329	$86,307
In determining our fiscal 2021 and 2020 tax provisions under ASC 740, we calculated the deferred tax assets and liabilities for each separate tax entity. We then considered a number of factors including the positive and negative evidence regarding the realization of our deferred tax assets to determine whether a valuation allowance should be recognized with respect to our deferred tax assets. We determined that a valuation allowance was appropriate for a portion of the deferred tax assets of our California and certain state research and development tax credits and certain foreign deferred taxes, including foreign tax attributes and foreign net operating losses.
During fiscal 2021, we increased our valuation allowance on deferred tax assets by $15.5 million to $73.2 million, primarily due to certain foreign deferred tax assets and California (and other) state research and development tax credits which are not expected to be recognized. At October 2, 2021, we had U.S. federal deferred tax assets related to research and development credits, foreign tax credits and other tax attributes that can be used to offset federal taxable income in future periods. These credit carryforwards will expire if they are not used within certain time periods. Management determined that there is sufficient positive evidence to conclude that it is more likely than not that sufficient taxable income will exist in the future allowing us to recognize these deferred tax assets.

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16. INCOME TAXES (continued)
The net deferred tax asset is classified on the consolidated balance sheets as follows (in thousands):

	Fiscal year-end
	2021	2020
Non-current deferred income tax assets	$153,685	$102,028
Non-current deferred income tax liabilities	(19,356)	(15,721)
Net deferred tax assets	$134,329	$86,307
We have various tax attribute carryforwards which include the following:
•Foreign gross net operating loss carryforwards are $132.9 million, of which $98.8 million have no expiration date and $34.1 million have various expiration dates beginning in fiscal 2023. Among the total of $132.9 million foreign net operating loss carryforwards, a valuation allowance of $128.0 million has been provided for certain jurisdictions since the recovery of the carryforwards is uncertain. U.S. federal and certain state gross net operating loss carryforwards are $10.1 million and $30.4 million, respectively, which were acquired from our acquisitions. A full valuation allowance against certain state net operating losses of $30.4 million has been recorded.
•U.S. federal R&D credit carryforwards of $38.4 million are scheduled to expire beginning in fiscal 2026. California R&D credit carryforwards of $34.9 million have no expiration date. A total of $29.4 million valuation allowance, before U.S. federal benefit, has been recorded against California R&D credit carryforwards of $34.9 million since the recovery of the carryforwards is uncertain. Other states R&D credit carryforwards of $4.3 million are scheduled to expire beginning in fiscal 2022. A valuation allowance totaling $3.8 million, before U.S. federal benefit, has been recorded against certain state R&D credit carryforwards of $4.3 million since the recovery of the carryforwards is uncertain.
•U.S. federal foreign tax credit carryforwards of $38.4 million are scheduled to expire beginning in fiscal 2028.
We are subject to taxation and file income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. Our most significant tax jurisdictions are the U.S. and Germany. For U.S. federal and German income tax purposes, all years prior to fiscal 2018 and 2011, respectively, are closed to examination. In our other major foreign jurisdictions and our major state jurisdictions, the years prior to fiscal 2015 and 2017, respectively, are closed. Earlier years in our various jurisdictions may remain open for adjustment to the extent that we have tax attribute carryforwards from those years.
In October 2021, we received a final audit report for our entities that were under audit in Germany for the years 2011 through 2016. The German tax authorities issued transfer pricing adjustments related to various intercompany transactions with our South Korean and Singapore entities. The adjustments related to transactions with our South Korean entity are being appealed and contested through the Competent Authority process with South Korea. The South Korean tax authorities had previously performed an audit focused on intercompany transfer pricing arrangements for fiscal years 2014 through 2017 related to our German and U.S. entities. In May 2019, they issued transfer pricing assessments for taxes, royalties and sales commissions and we are appealing and contesting these amounts through the Competent Authority process between South Korea, Germany and the United States. Accordingly, there is no change to our tax position at the time of filing of this annual report. We are continuing to monitor and evaluate this situation.
In October 2020, the South Korean tax authorities also commenced an internal review of our initial and second High-Tech tax exemptions approved in fiscal 2013 and 2016, respectively. In March 2021 we agreed with the tax authorities change in timing for claiming the tax exemption benefits.
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

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16. INCOME TAXES (continued)
A reconciliation of the change in gross unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

	Fiscal
	2021	2020	2019
Balance as of the beginning of the year	$39,507	$58,111	$65,882
Tax positions related to current year:
Additions	1,017	1,410	605
Tax positions related to prior year:
Additions	1,440	86	448
Reductions	(6)	(17)	(6,071)
Lapses in statutes of limitations	(2,017)	(1,211)	(639)
Decrease in unrecognized tax benefits based on settlement	—	(19,463)	—
Foreign currency revaluation adjustment	(54)	591	(2,114)
Balance as of end of year	$39,887	$39,507	$58,111

As of October 2, 2021, the total amount of gross unrecognized tax benefits including gross interest and penalties was $43.4 million, of which $32.4 million, if recognized, would affect our effective tax rate. Our total gross unrecognized tax benefit, net of certain deferred tax assets is classified as a long-term taxes payable in the consolidated balance sheets. We include interest and penalties related to unrecognized tax benefits within the provision for income taxes. As of October 2, 2021, the total amount of gross interest and penalties accrued was $3.6 million and it is classified as Other long-term liabilities in the consolidated balance sheets. As of October 3, 2020, we had accrued $2.9 million for the gross interest and penalties and it is classified as Other long-term liabilities in the consolidated balance sheets.
A summary of the fiscal tax years that remain subject to examination, as of October 2, 2021, for our major tax jurisdictions is:

United States—Federal	2018—forward
United States—Various States	2017—forward
Netherlands	2016—forward
Germany	2011—forward
Japan	2015—forward
South Korea	2016—forward
United Kingdom	2020—forward

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
Effective January 1, 2012, the RS Inc. defined benefit plan was amended to exclude highly compensated employees, as defined by the Internal Revenue Service, from receiving future years of service under the RS Inc. defined benefit plan. A non-qualified defined benefit plan was created to replace the benefits lost by the employees that were otherwise excluded from the qualified defined benefit plan. Effective August 31, 2018, both the RS Inc. plans were amended to freeze all future compensation benefit accruals. During fiscal 2020, we opened a lump sum payment election window for the RS Inc. defined

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
17. DEFINED BENEFIT PLANS (continued)

benefit plan to allow certain participants the option to receive the entire value of their benefit as a single lump sum payment, resulting in payments of $1.0 million in fiscal 2020.
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
Components of net periodic cost are as follows for fiscal 2021, 2020, and 2019 (in thousands):

	Fiscal
	2021	2020	2019
Service cost	$2,003	$2,153	$1,955
Interest cost	936	857	1,308
Expected return on plan assets	(620)	(682)	(817)
Recognized net actuarial (gain) loss	(292)	(690)	470
Foreign exchange impacts	(82)	66	(79)
Net periodic pension cost	$1,945	$1,704	$2,837

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

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
17. DEFINED BENEFIT PLANS (continued)

The changes in projected benefit obligations and plan assets, as well as the ending balance sheet amounts for our defined benefit plans, are as follows (in thousands):

	Fiscal year-end
	2021	2020
Change in benefit obligation:
Projected benefit obligation at beginning of year	$60,607	$60,437
Service cost	2,003	2,153
Interest cost	936	857
Assumption change	(443)	(1,783)
Experience loss	261	22
Foreign exchange rate impacts	(704)	2,433
Benefits paid – total	(2,327)	(3,010)
Settlement gain	—	(502)
Projected benefit obligation at end of year	$60,333	$60,607

Projected benefit obligation at end of year:
U.S. plans	$18,070	$18,775
Foreign plans	42,263	41,832
Projected benefit obligation at end of year	$60,333	$60,607

Change in plan assets:
Fair value of plan assets at beginning of year	$12,901	$12,997
Actual return on plan assets	1,032	1,218
Employer contributions	87	208
Benefits paid – funded plan	(607)	(1,522)
Fair value of plan assets at end of year	$13,413	$12,901

Fair value of plan assets at end of year:
U.S. plans	$13,131	$12,645
Foreign plans	282	256
Fair value of plan assets at end of year	13,413	12,901
Unfunded status at end of year	$(46,920)	$(47,706)

Amounts recognized in the consolidated balance sheet:
Accrued benefit liability – current	$(2,810)	$(1,896)
Accrued benefit liability – non current	(44,110)	(45,810)
Accumulated other comprehensive loss (pre-tax)	190	456

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
17. DEFINED BENEFIT PLANS (continued)

The information for plans with an accumulated benefit obligation in excess of plan assets is as follows (in thousands):

	Fiscal year-end
	2021	2020
Projected benefit obligation	$60,333	$60,607
Accumulated benefit obligation	56,656	56,847
Fair value of plan assets	13,413	12,901
The weighted-average rates used to determine the net periodic benefit costs are as follows:

	Fiscal
	2021	2020
Discount rate:
U.S.	2.6%	2.3%
Foreign	1.2%	1.2%
Expected return on plan assets:
U.S.	5.0%	5.0%
Rate of compensation increase
U.S.	—%	—%
Foreign	2.2%	2.2%
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
Expected benefit payments for each of the next five fiscal years and the five years aggregated thereafter is as follows (in thousands):

Amount
2022	$3,539
2023	2,370
2024	2,867
2025	2,925
2026	3,291
2027-2031	16,142
Total	$31,134

Our pension plan asset allocations at October 2, 2021 and October 3, 2020 by asset category are as follows:

	Allocation
	Target	Fiscal 2021	Fiscal 2020
Equity securities	60%	59%	32%
Debt securities	40%	41%	68%
Total plan assets	100%	100%	100%
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
The fair values of our pension plan assets, by level within the fair value hierarchy, at October 2, 2021 are as follows:

Asset categories	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market	$2,731	$—	$—	$2,731
Equity securities:
Small cap	—	—	—	—
Mid cap	—	—	—	—
Large cap	—	—	—	—
Total market stock	—	3,390	—	3,390
International	—	1,751	—	1,751
Emerging markets	—	—	—	—
Debt securities:
Bonds and mortgages	—	5,481	—	5,481
Inflation protected	—	—	—	—
High yield	—	—	—	—
Liability driven investments	—	60	—	60
Total plan assets	$2,731	$10,682	$—	$13,413
The fair values of our pension plan assets, by level within the fair value hierarchy, at October 3, 2020 are as follows:

Asset categories	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market	$469	$—	$—	$469
Equity securities:
Small cap	—	50	—	50
Mid cap	—	143	—	143
Large cap	—	293	—	293
Total market stock	—	2,140	—	2,140
International	—	1,166	—	1,166
Emerging markets	—	197	—	197
Debt securities:
Bonds and mortgages	—	3,323	—	3,323
Inflation protected	—	—	—	—
High yield	—	272	—	272
Liability driven investments	—	$4,848		4,848
Total plan assets	$469	$12,432	$—	$12,901

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
18. SEGMENT AND GEOGRAPHIC INFORMATION
We are organized into two reporting segments, OLS and ILS, based upon our organizational structure and how the CODM receives and utilizes information provided to allocate resources and make decisions. This segmentation reflects the go-to-market strategies and synergies for our broad portfolio of laser technologies and products. While both segments deliver cost-effective, highly reliable photonics solutions, the OLS business segment is focused on high performance laser sources and complex optical sub-systems, typically used in microelectronics manufacturing, medical diagnostics, and therapeutic applications, as well as in scientific research. Our ILS business segment delivers high performance laser sources, sub-systems, and machine tools primarily used for industrial laser materials processing, serving important end markets like automotive, machine tools, consumer goods, and medical device manufacturing as well as applications in aerospace and defense.

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

Our Chief Executive Officer has been identified as the CODM, as he assesses the performance of the segments and decides how to allocate resources to the segments. Income (loss) from operations is the measure of profit and loss that our CODM uses to assess performance and make decisions. Assets by segment are not a measure used to assess the performance of the company by the CODM and thus are not reported in our disclosures. Income (loss) from operations represents the net sales less the cost of sales and direct operating expenses incurred within the operating segments as well as allocated expenses such as shared sales and manufacturing costs. We do not allocate certain operating expenses to our operating segments and we manage them at the corporate level. These unallocated costs include stock-based compensation and corporate functions (certain management, finance, legal, and human resources) and are included in the results below under Corporate and other in the reconciliation of operating results. Management does not consider unallocated Corporate and other costs in its measurement of segment performance.

The following table provides net sales and income (loss) from operations for our operating segments and a reconciliation of our total income (loss) from operations to income (loss) before income taxes (in thousands):

	Fiscal
	2021	2020	2019
Net sales:
OEM Laser Sources	$913,636	$758,929	$886,676
Industrial Lasers & Systems	573,832	470,070	543,964
Total net sales	$1,487,468	$1,228,999	$1,430,640
Income (loss) from operations:
OEM Laser Sources	$214,003	$169,883	$239,073
Industrial Lasers & Systems (1)	13,257	(518,186)	(93,133)
Corporate and other (2)	(325,473)	(81,877)	(62,845)
Total income (loss) from operations	(98,213)	(430,180)	83,095
Total other expense, net	(17,325)	(12,543)	(23,047)
Income (loss) before income taxes	$(115,538)	$(442,723)	$60,048
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

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. SEGMENT AND GEOGRAPHIC INFORMATION (continued)

(2)    The fiscal 2021 loss includes $236.0 million for merger and acquisition costs (primarily due to a $217.6 million termination fee paid to Lumentum).
Geographic Information
Our foreign operations consist primarily of manufacturing facilities and sales offices in Europe and Asia-Pacific. Sales, marketing, and customer service activities are conducted through sales subsidiaries throughout the world. Geographic sales information for fiscal 2021, 2020, and 2019 is based on the location of the end customer. Geographic long-lived asset information presented below is based on the physical location of the assets at the end of each year.
Sales to unaffiliated customers are as follows (in thousands):

	Fiscal
SALES	2021	2020	2019
United States	$336,310	$296,102	$339,585
Foreign countries:
South Korea	274,298	247,461	313,461
China	274,026	196,824	194,653
Japan	119,202	94,068	138,028
Asia-Pacific, other	136,942	94,835	93,389
Germany	139,240	117,170	145,285
Europe, other	138,144	125,739	148,680
Rest of World	69,306	56,800	57,559
Total foreign countries sales	1,151,158	932,897	1,091,055
Total sales	$1,487,468	$1,228,999	$1,430,640
Long-lived assets, which include all non-current assets other than goodwill, intangibles, non-current restricted cash, our investment in 3D-Micromac AG and deferred taxes, by geographic region, are as follows (in thousands):

	Fiscal year-end
LONG-LIVED ASSETS	2021	2020
United States	$185,953	$170,412
Foreign countries:
Germany	157,199	123,019
Europe, other	35,142	35,810
Asia-Pacific	52,346	56,125
Total foreign countries long-lived assets	244,687	214,954
Total long-lived assets	$430,640	$385,366
Major Customers
We had one major customer who accounted for 15.9%, 17.2%, and 16.8% of consolidated revenue during fiscal 2021, 2020, and 2019, respectively. The customer purchased primarily from our OLS segment.

19. RESTRUCTURING CHARGES
In June 2019, we announced our plans to exit a portion of our HPFL business and consolidate all HPFL manufacturing and engineering functions in our Tampere, Finland facility by transferring certain HPFL activities from our Hamburg, Germany facility. We recorded charges in fiscal 2020 of $1.1 million, primarily related to accelerated depreciation and project

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
19. RESTRUCTURING CHARGES (continued)
management consulting. We recorded no charges related to this project in fiscal 2021 as the project was completed in fiscal 2020.
We also vacated our leased facility in Santa Clara at the end of the lease term on July 31, 2020 and combined operations into our owned Santa Clara headquarters. We incurred costs in fiscal 2021 and 2020 of $0.1 million and $1.5 million, respectively, primarily related to accelerated depreciation, and completed the project in fiscal 2021. We also incurred costs in fiscal 2020 of $0.1 million for other projects.
In the fourth quarter of fiscal 2020, we began a restructuring program in our ILS segment which includes management reorganizations, the planned closure of multiple manufacturing sites, and the right-sizing of global sales, service, order admin, marketing communication and certain administrative functions, among others. In the fourth quarter of fiscal 2020, we incurred costs of $2.6 million, primarily related to severance. In fiscal 2021, we incurred costs of $12.2 million, primarily related to write-offs of excess inventory, accruals for vendor commitments and warranty provisions, which are recorded in cost of sales, estimated severance, facility exit costs and accelerated depreciation.
The following table presents our current liability as accrued on our balance sheets for restructuring charges. The table sets forth an analysis of the components of the restructuring charges and payments and other deductions made against the accrual for fiscal 2021 and fiscal 2020 (in thousands):

	Severance Related	Asset Write-Offs	Other	Total
Balances, September 28, 2019	$8,279	$—	$215	$8,494
Provision	2,468	2,194	629	5,291
Payments and other	(8,136)	(2,194)	(614)	(10,944)
Balances, October 3, 2020	2,611	—	230	2,841
Provision	3,795	5,637	2,850	12,282
Payments and other	(5,279)	(5,637)	(2,799)	(13,715)
Balances, October 2, 2021	$1,127	$—	$281	$1,408
At October 2, 2021, $1.4 million of accrued severance related and other costs were included in other current liabilities. The severance, asset write-offs for inventory, accruals for vendor commitments, warranty provisions, facility exit costs, accelerated depreciation and other costs in fiscal 2021 primarily related to the restructuring program that began in the fourth quarter of fiscal 2020. The asset write-offs for accelerated depreciation and other costs in fiscal 2020 primarily related to the exit of a portion of our HPFL business in Hamburg, Germany, and costs to vacate our leased facility in Santa Clara and combine operations into our owned Santa Clara headquarters. The severance related costs in fiscal 2020 primarily related to the restructuring program that began in the fourth quarter of fiscal 2020.
By segment, $12.2 million and $3.9 million of restructuring costs were incurred in the ILS segment and $0.1 million and $1.4 million were incurred in the OLS segment in fiscal 2021 and 2020, respectively. Restructuring charges are recorded in cost of sales, research and development and selling, general and administrative expenses in our consolidated statements of operations.

STATEMENT OF MANAGEMENT RESPONSIBILITY
Management is responsible for the preparation, integrity, and objectivity of the Consolidated Financial Statements and other financial information included in the Company's 2021 Annual Report on Form 10-K. The Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles and reflect the effects of certain estimates and judgments made by management. It is critical for investors and other readers of the Consolidated Financial Statements to have confidence that the financial information that we provide is timely, complete, relevant and accurate.
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
Our Consolidated Financial Statements as of and for the year ended October 2, 2021 have been audited by Deloitte & Touche LLP, an independent registered public accounting firm. Their audit was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and included an integrated audit under such standards.
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
Management assessed the effectiveness of our internal control over financial reporting as of October 2, 2021, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on the assessment by management, we determined that our internal control over financial reporting was effective as of October 2, 2021. The effectiveness of our internal control over financial reporting as of October 2, 2021 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report which appears below.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended October 2, 2021.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Coherent, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Coherent, Inc. and subsidiaries (the “Company”) as of October 2, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 2, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended October 2, 2021, of the Company and our report dated November 29, 2021, expressed an unqualified opinion on those consolidated financial statements.
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

/s/ DELOITTE & TOUCHE LLP
San Jose, California
November 29, 2021

ITEM 9B.    OTHER INFORMATION
Not applicable.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding (i) our directors will be set forth under the caption "Proposal One —Election of Directors—Nominees," (ii) compliance with Section 16(a) of the Securities Act of 1933, as amended, will be set forth under the caption "Delinquent Section 16(a) Reports," if applicable, (iii) the process for stockholders to nominate directors will be set forth under the caption "Proposal One—Election of Directors—Process for Recommending Candidates for Election to the Board of Directors," (iv) our audit committee and audit committee financial expert will be set forth under the caption "Proposal One—Election of Directors—Board Meetings and Committees—Audit Committee" and (v) our executive officers will be set forth under the caption "Our Executive Officers" in our proxy statement for use in connection with our upcoming Annual Meeting of Stockholders to be held in 2022 (the "2022 Proxy Statement") and is incorporated herein by reference or will be included in a Form 10-K/A as an amendment to this Form 10-K. The 2022 Proxy Statement or Form 10-K/A will be filed with the SEC within 120 days after the end of our fiscal year.
Business Conduct Policy
We have adopted a worldwide Business Conduct Policy that applies to the members of our Board of Directors, executive officers and other employees. This policy is posted on our Investor Relations Website at investors.coherent.com and may be found as follows:
1.From our main Investor Relations Web page, first select "Corporate Governance" and click on "Governance Documents".
2.Next, click on "Business Conduct Policy".
We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Business Conduct Policy by posting such information on our Website, at the address and location specified above.
Stockholders may request free printed copies of our worldwide Business Conduct Policy from:
Coherent, Inc.
Attention: Investor Relations
5100 Patrick Henry Drive
Santa Clara, California 95054

ITEM 11.    EXECUTIVE COMPENSATION
Information regarding (i) executive officer and director compensation will be set forth under the captions "Election of Directors—Director Compensation" and "Executive Officers and Executive Compensation" and (ii) compensation committee interlocks will be set forth under the caption "Executive Officers and Executive Compensation—Compensation Committee Interlocks and Insider Participation and Committee Independence" in our 2022 Proxy Statement and is incorporated herein by reference or will be included in a Form 10-K/A as an amendment to this Form 10-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding (i) equity compensation plan information will be set forth under the caption "Equity Compensation Plan Information" and (ii) security ownership of certain beneficial owners and management will be set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in our 2022 Proxy Statement and is incorporated herein by reference or will be included in a Form 10-K/A as an amendment to this Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this item will be set forth under the caption "Certain Relationships and Related Party Transactions" in our 2022 Proxy Statement and is incorporated herein by reference or will be included in a Form 10-K/A as an amendment to this Form 10-K.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be included under the caption "Ratification of the Appointment of Deloitte & Touche LLP as Independent Registered Public Accounting Firm-Principal Accounting Fees and Services" in our 2022 Proxy Statement and is incorporated herein by reference or will be included in a Form 10-K/A as an amendment to this Form 10-K.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.Consolidated Financial Statement Schedules
Financial statement schedules have been omitted because they are either not required, not applicable or the information required to be set forth therein is included in the Consolidated Financial Statements hereto.
2.Exhibits
EXHIBIT INDEX

		Incorporated by reference herein
Exhibit Numbers		Form	Exhibit No.	Filing Date	File No.
2.1*	Agreement and Plan of Merger, dated as of March 25, 2021, by and among Coherent, Inc., II-VI Incorporated and Watson Merger Sub Inc.	8-K	2.1	March 25, 2021	001-33962
3.1	Restated and Amended Certificate of Incorporation	10-K	3.1	December 28, 1990	000-05255
3.2	Certificate of Amendment of Restated and Amended Certificate of Incorporation of Coherent, Inc.	10-K	3.2	December 18, 2002	000-05255
3.3	Second Amended and Restated Bylaws of Coherent, Inc., effective as of January 18, 2021	8-K	3.1	January 19, 2021	001-33962
4.1	Description of Capital Stock	10-K	4.1	November 26, 2019	001-33962
10.1‡	Form of Indemnification Agreement	10-K	10.18	December 15, 2010	001-33962
10.2‡	Coherent, Inc. Employee Stock Purchase Plan, amended and restated as of May 6, 2021	S-8	99.1	June 21, 2021	333-257225
10.3‡	Change of Control and Leadership Change Severance Plan, as amended and restated effective April 13, 2019	10-Q	10.1	May 8, 2019	001-33962
10.4‡	Variable Compensation Plan, as amended	10-K	10.7	November 30, 2011	001-33962
10.5‡	Supplementary Retirement Plan	10-Q	10.5	May 10, 2006	000-05255
10.6‡	2005 Deferred Compensation Plan	10-K/A	10.6	February 1, 2021	001-33962
10.7‡	2011 Equity Incentive Plan	S-8	10.1	May 6, 2011	333-174019
10.8‡	2011 Equity Incentive Plan-Form of Time-Based RSU Agreement	10-K	10.23	November 30, 2011	001-33962
10.9‡	2011 Equity Incentive Plan-Form of Performance RSU Agreement	10-K	10.11	November 26, 2019	001-33962
10.10‡	2011 Equity Incentive Plan-Form of Global RSU Agreement	10-K	10.12	November 27, 2018	001-33962
10.11‡	2011 Equity Incentive Plan-Form of Global Performance RSU Agreement	10-K	10.13	November 26, 2019	001-33962
10.12‡	Equity Incentive Plan	S-8	99.1	April 27, 2020	333-237855
10.13‡	Equity Incentive Plan – Form of Global Restricted Stock Unit Agreement	10-Q	10.2	August 12, 2020	001-33962
10.14‡	Equity Incentive Plan – Form of Performance Restricted Stock Unit Agreement	10-Q	10.3	August 12, 2020	001-33962
10.15**	Equity Incentive Plan - Global Restricted Stock Unit Agreement with Covenant Appendix
10.16‡	Employment Agreement dated March 31, 2020 between Andreas W. Mattes and the Company	8-K	10.1	April 6, 2020	001-33962
10.17‡	Termination Agreement, dated June 30, 2020, between Coherent Munich GmbH & Co. KG and Thomas Merk	10-K/A	10.20	February 1, 2021	001-33962
10.18‡	Offer letter with Kevin Palatnik	10-Q	10.3	February 10, 2016	001-33962
10.19	Credit Agreement, dated as of November 7, 2016, by and among Coherent, Inc., Coherent Holding GmbH, the guarantors from time to time party thereto, the lenders from time to time party thereto, Barclays Bank PLC, as Administrative Agent and L/C Issuer, Bank of America, N.A., as L/C Issuer, and The Bank of Tokyo-Mitsubishi UJF, Ltd., as L/C Issuer	8-K	10.1	November 8, 2016	001-33962
10.20	Amendment No. 1 and Waiver to Credit Agreement, dated as of May 8, 2017, by and among Coherent, Inc., Coherent Holding GmbH, the Guarantors party thereto, the Lenders party thereto and Barclays Bank PLC, as Administrative Agent	8-K	10.1	May 9, 2017	001-33962

Incorporated by reference herein
Exhibit Numbers		Form	Exhibit No.	Filing Date	File No.
10.21	Amendment No. 2 to Credit Agreement, dated as of July 5, 2017, by and among Coherent, Inc., Coherent Holding GmbH, the Guarantors party thereto and Barclays Bank PLC as Administrative Agent	10-Q	10.2	August 9, 2017	001-33962
21.1	Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see signature page)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
__________________________________________

*	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request.
‡	Identifies management contract or compensatory plans or arrangements required to be filed as an exhibit.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COHERENT, INC.
Date:	November 29, 2021	/s/ ANDREAS W. MATTES
By: Andreas W. Mattes
President and Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Andreas W. Mattes and Kevin S. Palatnik, and each of them individually, as his or her attorney-in-fact, each with full power of substitution and resubstitution, for him or her in any and all capacities to sign any and all amendments to this annual report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his or her substitute, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ANDREAS W. MATTES	Director, President and Chief Executive Officer (Principal Executive Officer)	November 29, 2021
Andreas W. Mattes

/s/ KEVIN S. PALATNIK	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	November 29, 2021
Kevin S. Palatnik

/s/ JAY T. FLATLEY	Director	November 29, 2021
Jay T. Flatley

/s/ PAMELA FLETCHER	Director	November 29, 2021
Pamela Fletcher

/s/ BEVERLY KAY MATTHEWS	Director	November 29, 2021
Beverly Kay Matthews

/s/ MICHAEL R. MCMULLEN	Director	November 29, 2021
Michael R. McMullen

/s/ GARRY W. ROGERSON	Chairman of the Board	November 29, 2021
Garry W. Rogerson

/s/ STEVE SKAGGS	Director	November 29, 2021
Steve Skaggs

/s/ SANDEEP VIJ	Director	November 29, 2021
Sandeep Vij