Form 10-K/A
period 2021-10-02
COHERENT INC
filed 2021-12-27
CIK 21510

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

The aggregate market value of the voting shares (based on the closing price reported on the NASDAQ Global Select Market on April 3, 2021) of Coherent, Inc., held by nonaffiliates was approximately $6,282,554,076. For purposes of this calculation only, directors and executive officers of the Registrant are deemed to be affiliates of the Registrant.

As of December 16, 2021, 24,763,638 shares of common stock were outstanding.

DOCUMENT INCORPORATED BY REFERENCE

None.

Explanatory Note

Coherent, Inc. (“we,” “us,” “our,” “Company,” or “Coherent”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to amend our Annual Report on Form 10-K for the fiscal year ended October 2, 2021 (“Original Filing”), originally filed with the U.S. Securities and Exchange Commission (“SEC”) on November 30, 2021 (“Original Filing Date”), solely to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such proxy statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to include the Part III information in our Form 10-K because we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original Filing. The reference on the cover page of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing has been deleted. This Amendment No. 1 hereby amends and restates in its entirety the cover page and Items 10 through 14 of Part III of the Original Filing.

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

1

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

Our Directors

The names of our directors and certain information about them as of December 16, 2021 is set forth below. The term of office of each director will continue until our next annual meeting of stockholders or until a successor has been elected and qualified or until his or her earlier resignation or removal. There are no arrangements or understandings between any director or executive officer and any other person pursuant to which he or she is or was to be selected as a director or officer.

There are no family relationships among directors or executive officers of Coherent. Except as set forth below, each of our directors has been engaged in his or her principal occupation set forth below during the past five years.

Name	Age	Director Since	Principal Occupation
Jay T. Flatley(1)(2)	69	2011	Acting Chief Executive Officer and Chairman of the Board of Zymergen Inc.
Pamela Fletcher(2)	55	2017	Vice President—Global Innovation at General Motors Company
Andreas (“Andy”) W. Mattes	60	2020	President and Chief Executive Officer
Beverly Kay Matthews(3)	63	2019	Retired Partner, Ernst & Young
Michael R. McMullen(2)	60	2018	President and Chief Executive Officer of Agilent Technologies, Inc.
Garry W. Rogerson(1)(3)	69	2004	Former Chief Executive Officer of Advanced Energy Industries, Inc.
Steve Skaggs(1)(3)	59	2013	Former Senior Vice President and Chief Financial Officer of Atmel Corporation
Sandeep Vij(2)	56	2004	Former President and Chief Executive Officer of MIPS Technologies, Inc.

(1)	Member of the Governance and Nominating Committee.

(2)	Member of the Compensation and HR Committee.

(3)	Member of the Audit Committee.

Jay T. Flatley. Since April 2021, Mr. Flatley has served as the Chairman of the Board of Directors of Zymergen Inc., a synthetic biology company, and since August 2021, as acting Chief Executive Officer of Zymergen. From 1999 until May 2021, Mr. Flatley served as a member of the Board of Directors of Illumina, Inc. (“Illumina”), a leading developer, manufacturer and marketer of life science tools and integrated systems for the analysis of genetic variation and function, including, from January 2016 until July 2016 and from January 2020 until May 2021, as Chairman of Illumina’s Board of Directors and, from July 2016 until December 2019, as Executive Chairman of Illumina’s Board of Directors. From 1999 until July 2016, Mr. Flatley was Illumina’s Chief Executive Officer. From 1999 to December 2013, Mr. Flatley also served as Illumina’s President. Prior to joining Illumina, Mr. Flatley was President, Chief Executive Officer, and a member of the Board of Directors of Molecular Dynamics, Inc., a Nasdaq listed life sciences company focused on genetic discovery and analysis, from 1994 until its sale to Amersham Pharmacia Biotech Inc. in 1998. Additionally, he was a co-founder of Molecular Dynamics and served in various other positions there from 1987 to 1994. Mr. Flatley is also a member of the board of directors and the audit committee of Denali Therapeutics Inc., a biopharmaceutical company. Mr. Flatley previously served on the board of directors of Juno Therapeutics, Inc., a biopharmaceutical company. Mr. Flatley holds a B.A. in Economics from Claremont McKenna College and a B.S. and a M.S. in Industrial Engineering from Stanford University.

Mr. Flatley’s years of executive and management experience in the high technology industry, including serving as the chief executive officer of several public companies, his service on the boards of other publicly held companies, and his years of service as a director of Coherent, make him an invaluable member of the Board.

Pamela Fletcher. Ms. Fletcher has served as Vice President—Global Innovation at General Motors Company (“GM”), a global automotive company, since October 2017. Over a fifteen-plus year career with GM, Ms. Fletcher has served in various roles, including Global Executive Chief Engineer, Autonomous and Electrified Vehicles and New Technology from July 2016 to October 2017; Executive Chief Engineer, Electrified Vehicles from August 2012 to July 2016; Chief Engineer, Chevrolet Volt Propulsion System from 2009 to August 2012; and Assistant Chief Engineer, Hybrid & Electric Propulsion Systems from 2007 to 2008. She holds a B.S. in Engineering from Kettering University and an M.S. in Engineering from Wayne State University.

Ms. Fletcher’s years of executive and management experience in the automotive industry, her knowledge of advanced and emerging automotive technologies, and her years of service as a director of Coherent, make her an invaluable member of the Board.

Andy Mattes. Mr. Mattes has served as our Chief Executive Officer and President as well as a member of the Board since April 2020. Prior to joining Coherent and beginning in June 2019, he was a Senior Advisor to McKinsey & Company, a leading global management consulting firm, providing corporate and strategic consulting services to various clients of the firm. From January 2018 to May 2019, he was an independent corporate advisor. From 2013 to December 2017, he was the Chief Executive Officer and a member of the board of directors of Diebold Nixdorf Incorporated, a retail and financial services technology systems company. He also served as its President from 2013 to August 2016. Mr. Mattes was the Senior Vice President, Global Strategic Partnerships at Violin Memory, a computer storage systems company, in 2013. He has also held various senior management positions with Hewlett-Packard Co., a computer technologies company. From 2008 to 2011, he was the Senior Vice President and General Manager of Hewlett Packard’s Enterprise Services for the Americas. From 2006 to 2008, he was Hewlett Packard’s Chief Sales Officer for the Enterprise Business. Mr. Mattes spent the first 20 years of his career (between 1985 and 2005) at Siemens, holding a variety of senior leadership positions. These culminated in his role as chief executive officer of Siemens Communications Inc., USA, in Boca Raton, Florida. He received his Diplom-Kaufmann in business administration from Ludwig Maximilian University, Munich, Germany.

Mr. Mattes’ decades of experience developing and executing business strategies, his prior executive service in public companies, his extensive international experience, his recent appointment as our President and Chief Executive Officer, and his previous service on the board of another publicly held company, make him an invaluable member of the Board.

Beverly Kay Matthews. Ms. Matthews is a certified public accountant (Texas) and she retired from Ernst & Young, LLP (“EY”), a global accounting firm, in June 2019, where she served as Vice Chair and Managing Partner of the West Region since 2008. She joined EY in 1983 and held a number of leadership positions, including Chief Operating Officer and Managing Partner of the Americas’ Assurance and Advisory Business Services from 2005 to 2008; Managing Partner of the Assurance Practice of the Gulf Coast Region from 2001 to 2005; Managing Partner of the Austin Office from 1998 to 2001; and served as an audit partner for privately and publicly held companies in the technology, transportation and healthcare industries. She is also a member of the board of directors and audit, compensation, and risk committees of SVB Financial Group, the parent company of Silicon Valley Bank, a member of the board of directors and the audit committee of Main Street Capital Corporation, and a member of the Texas Tech University Jerry S. Rawls College of Business Advisory Council. Ms. Matthews holds a Bachelors of Business Administration in Accounting from Texas Tech University.

Ms. Matthews’ years in the public accounting industry working with public companies in the technology, transportation and healthcare industries, as well as her service on the boards of other publicly held companies, make her an invaluable member of the Board.

Michael R. McMullen. Mr. McMullen has served as Chief Executive Officer of Agilent Technologies, Inc. (“Agilent”), a global leader in Life Sciences and Diagnostics, since March 2015 and as President of Agilent since September 2014. From September 2014 to March 2015, he also served as Agilent’s Chief Operating Officer. From September 2009 to September 2014, he served as Senior Vice President of Agilent and President, Chemical Analysis Group at Agilent. From January 2002 to September 2009, he served as Agilent’s Vice President and General Manager of the Chemical Analysis Solutions Unit of the Life Sciences and Chemical Analysis Group. Prior to assuming this position, from March 1999 to December 2001, Mr. McMullen served as Country Manager for Agilent’s China, Japan and Korea Life Sciences and Chemical Analysis Group. Prior to this position, Mr. McMullen served as the Controller for the Hewlett-Packard Company and Yokogawa Electric Joint Venture from July 1996 to March 1999. Mr. McMullen is also a member of the board of directors of Agilent. Mr. McMullen holds a bachelor’s degree in economics and business administration from the University of Delaware and an MBA from the Wharton School of Business.

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

Mr. Rogerson’s years of executive and management experience in the high technology industry, including serving as the chief executive officer of several public companies, his service on the boards of other publicly held companies, and his years of service as a director of Coherent, make him an invaluable member of the Board.

Steve Skaggs. Mr. Skaggs has been a private investor since April 2016. From May 2013 to April 2016, Mr. Skaggs was Senior Vice President and Chief Financial Officer of Atmel Corporation, a leading supplier of microcontrollers, until its acquisition by Microchip Technology Incorporated. Mr. Skaggs has more than 25 years of experience in the semiconductor industry, including serving as President, Chief Executive Officer and Chief Financial Officer of Lattice Semiconductor Corporation (“Lattice”), a supplier of programmable logic devices and related software. He was also previously a member of the board of directors of Lattice. Prior to Lattice, Mr. Skaggs was employed by Bain & Company, a global management consulting firm, where he specialized in high technology product strategy, mergers and acquisitions and corporate restructurings. He currently also serves as Director and Audit Committee Chair of IDEX Biometrics, ASA.  Mr. Skaggs holds an MBA degree from the Harvard Business School and a B.S. degree in Chemical Engineering from the University of California, Berkeley.

Mr. Skaggs’ years of executive and management experience in the high technology industry, including serving as the chief executive officer and chief financial officer of other public companies, his prior service on the board of another publicly held company and his years of service as a director of Coherent, make him an invaluable member of the Board.

Sandeep Vij. Mr. Vij has been a private investor since February 2013. Previously, he held the position of President and Chief Executive Officer and was a member of the board of directors of MIPS Technologies, Inc., a leading provider of processor architectures and cores, from January 2010 until its sale in February 2013. In addition, Mr. Vij had been the Vice President and General Manager of the Broadband and Consumer Division of Cavium Networks, Inc., a provider of highly integrated semiconductor products from May 2008 to January 2010. Prior to that, he held the position of Vice President of Worldwide Marketing, Services and Support for Xilinx Inc. (“Xilinx”), a digital programmable logic device provider, from 2007 to April 2008. From 2001 to 2006, he held the position of Vice President of Worldwide Marketing at Xilinx. From 1997 to 2001, he served as Vice President and General Manager of the General Products Division at Xilinx. Mr. Vij joined Xilinx in 1996 as Director of FPGA Marketing. He is a graduate of General Electric’s Edison Engineering Program and Advanced Courses in Engineering. He holds an MSEE from Stanford University and a BSEE from San Jose State University.

Mr. Vij’s years of executive and management experience in the high technology industry, including serving as the chief executive officer of another public company, his service on the board of another publicly held company, and his years of service as a director of Coherent, make him an invaluable member of the Board.

Our Executive Officers

The name, age, position and a brief account of the business experience of our executive officers as of December 16, 2021 are set forth below:

Name	Age	Office Held
Andreas (“Andy”) W. Mattes	60	President and Chief Executive Officer
Kevin Palatnik	64	Executive Vice President and Chief Financial Officer
Mark Sobey	61	Executive Vice President and Chief Operating Officer
Bret DiMarco	53	Executive Vice President, Chief Legal Officer and Corporate Secretary

Please see “—Our Directors” above for Mr. Mattes’ biographical information.

Kevin Palatnik. Mr. Palatnik has served as our Executive Vice President and Chief Financial Officer since February 2016. Prior to that from August 2011 until its acquisition by Knowles Corporation in July 2015, Mr. Palatnik served as the Chief Financial Officer of Audience, Inc., a provider of intelligent voice and audio solutions for mobile devices. Prior to that from June 2001 to November 2010, Mr. Palatnik held various roles at Cadence Design Systems, Inc., an electronic design automation software company, including as its senior vice president and chief financial officer. Mr. Palatnik is a member of the board of directors and chair of the audit committee of Parabellum Acquisition Corp., a special purpose acquisition company. Mr. Palatnik also served as a member of the board of directors and chair of the audit committee of Adesto Technologies, Inc., a provider of innovative, application-specific semiconductors and embedded systems that comprise the essential building blocks of Internet of Things (IoT) edge devices from September 2015 until July 2020 when the company was sold to Dialog Semiconductor. Mr. Palatnik received a B.S. in Industrial Engineering and Operations Research and a M.B.A. from Syracuse University.

Mark Sobey. Dr. Sobey has served as our Executive Vice President and Chief Operating Officer since April  2020. Dr. Sobey previously served as our Executive Vice President and General Manager of OEM Laser Sources (OLS) from November 2016 to April 2020, Executive Vice President and General Manager of Specialty Laser Systems (SLS) from April 2010 to November 2016, and Senior Vice President and General Manager of SLS from joining Coherent in July 2007 until April 2010. Prior to Coherent, Dr. Sobey spent over 20 years in the Laser and Fiber Optics Telecommunications industries, including Senior Vice President roles in Product Management at Cymer and Global Sales at JDS Uniphase. He received his PhD in Engineering and BSc in Physics from the University of Strathclyde in Scotland.

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

Stockholders may request free printed copies of our worldwide Business Conduct Policy from:

Coherent, Inc.

Attention: Investor Relations

5100 Patrick Henry Drive

Santa Clara, California 95054

Audit Committee

The Audit Committee consists of directors Skaggs (Chair), Matthews and Rogerson. The Audit Committee held nine (9) meetings during fiscal year 2021. The Board has determined that directors Skaggs, Matthews and Rogerson are “audit committee financial experts” as that term is defined in the rules of the SEC. Among other things, the Audit Committee has the sole authority for appointing and supervising our independent registered public accounting firm and is primarily responsible for approving the services performed by our independent registered public accounting firm and for reviewing and evaluating our accounting principles and our system of internal accounting controls.

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

ITEM 11.  EXECUTIVE COMPENSATION

Fiscal Year 2021 Director Compensation

During fiscal year 2021, we paid our non-employee directors an annual cash retainer (depending upon position) for service on the Board as follows:

Position	Annual Retainer
Board Member	$60,000
Board Chair	$60,000
Audit Committee Chair	$34,000
Compensation and HR Committee Chair	$20,000
Governance and Nominating Committee Chair	$13,500
Audit Committee member (non-Chair)	$12,500
Compensation and HR Committee member (non-Chair)	$10,000
Governance and Nominating Committee member (non-Chair)	$6,500

In addition to annual cash retainers, non-employee directors are compensated with a fixed value of time-based RSUs for service on the Board. The Governance and Nominating Committee annually reviews Board and committee compensation with the assistance of an independent compensation consultant, which for fiscal year 2021 was Compensia. Compensia is separately compensated for this work from the work it does as the Compensation and HR Committee’s independent consultant for executive compensation. The annual review includes a comparison to peer companies (which are the same as used for executive compensation) and market pay practices for service on boards of directors. Compensia advised the committee that the design and pay levels of the director compensation program were aligned with peer market practices. Compensia has not provided any other service for the Company other than as directed by a committee of the Board.

Following the recommendation of the Governance and Nominating Committee (based upon review by Compensia) in February 2017, the Board adopted resolutions automatically granting each year without any discretion to each non-employee director an award of RSUs (rounded down to the nearest whole share) valued at $225,000 (based on the average trailing thirty day closing price of the Company’s common stock on the Nasdaq Stock Market measured from the last trading day prior to the date of grant) upon the director’s election to the Board at the Company’s annual meeting. In addition, the Board determined that upon the initial appointment of a non-employee director, such director will receive an award of RSUs valued at $225,000 (based on the average trailing thirty day closing price of the Company’s common stock on the Nasdaq Stock Market measured from the last trading day prior to the date of grant), which RSUs shall vest over two years (fifty percent on each anniversary of the date of grant). Such awards of RSUs are currently granted under the Coherent Equity Incentive Plan.

The chart below presents information concerning the total compensation of our non-employee directors for service (including the Board and, where applicable, committee service) during fiscal year 2021:

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)(3)	Option Awards ($)(4)	Total ($)
Jay T. Flatley	76,500	217,030	—	293,530
Pamela Fletcher	70,000	217,030	—	287,030
Beverly Kay Matthews	72,500	217,030	—	289,530
Michael R. McMullen	70,000	217,030	—	287,030
Garry W. Rogerson	146,000	217,030	—	363,030
Steve Skaggs	100,500	217,030	—	317,530
Sandeep Vij	80,000	217,030	—	297,030

(1)	The chart below summarizes the gross cash amounts earned by non-employee directors for service during fiscal year 2021 on the Board and its committees:

Name	Annual Board Service ($)	Audit Committee ($)	Compensation and HR Committee ($)	Governance and Nominating Committee ($)	Total ($)
Jay T. Flatley	60,000	—	10,000	6,500	76,500
Pamela Fletcher	60,000	—	10,000	—	70,000
Beverly Kay Matthews	60,000	12,500	—	—	72,500
Michael R. McMullen	60,000	—	10,000	—	70,000
Garry W. Rogerson	120,000	12,500	—	13,500	146,000
Steve Skaggs	60,000	34,000	—	6,500	100,500
Sandeep Vij	60,000	—	20,000	—	80,000

(2)	These amounts do not reflect compensation actually received. Rather, these amounts represent the aggregate grant date fair value computed in accordance with ASC 718, for restricted stock units (“RSUs”) which were granted in fiscal year 2021. The assumptions used to calculate the value of these RSUs are set forth in Note 12, “Employee Stock Award and Benefit Plans” of the Notes to the Consolidated Financial Statements in the Original Filing.

(3)	The aggregate number of shares underlying unvested RSUs held by each of our non-employee directors as of the end of fiscal year 2021 (including the grants made to our non-employee directors during fiscal year 2021) was as follows:

Name	Shares(a)
Jay T. Flatley	856
Pamela Fletcher	856
Beverly Kay Matthews	856
Michael R. McMullen	856
Garry W. Rogerson	856
Steve Skaggs	856
Sandeep Vij	856

(a)	The shares underlying the RSUs are scheduled to vest on February 15, 2022, subject to continued service through such date.

(4)	No stock options have been granted to our non-employee directors since 2011. As of the end of fiscal year 2021, none of our non-employee directors held any stock options.

Option Exercises and Stock Vested during Fiscal Year 2021

The table below sets forth certain information for each non-employee director regarding the exercise of options and the vesting of stock awards during fiscal year 2021, including the aggregate value realized upon such exercise or vesting.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Jay T. Flatley	—	—	2,148	554,163
Pamela Fletcher	—	—	2,148	554,163
Beverly Kay Matthews	—	—	2,898	748,638
Michael R. McMullen	—	—	2,148	554,163
Garry W. Rogerson	—	—	2,148	554,163
Steve Skaggs	—	—	2,148	554,163
Sandeep Vij	—	—	2,148	554,163

(1)	Reflects the market price of our common stock on the vesting date or the last day on which our common stock traded prior to the vesting date if trading did not occur on the vesting date.

Compensation Discussion and Analysis

Introduction

In this section, we describe the material components of our executive compensation program for our “Named Executive Officers” or “NEOs” for fiscal year 2021: Messrs. Mattes, Palatnik, Sobey, and DiMarco.

We also provide an overview of our executive compensation philosophy, principal compensation policies and practices by which the Compensation and HR Committee, or the committee, arrives at its decisions regarding NEO compensation. Significantly the committee is advised by an independent compensation consultant with regards to its NEO compensation decisions.

Our executive compensation program for our Named Executive Officers for fiscal year 2021 was generally established prior to Coherent’s entry into agreements providing for the acquisition of Coherent, including the Agreement and Plan of Merger (the “Merger Agreement”), dated March 25, 2021, by and among Coherent, II-VI Incorporated (“II-VI”), and Watson Merger Sub Inc., a wholly-owned subsidiary of II-VI.

Mr. Palatnik, the Company’s Executive Vice President and Chief Financial Officer, had entered into as of August 20, 2020 a transition agreement with the Company pursuant to which Mr. Palatnik would retire from the Company no later than February 28, 2021 and be a special advisor to the Company in connection with the appointment of his successor. In light of the foregoing acquisition, the Company considered it important to retain Mr. Palatnik in his role and such transition agreement was terminated effective January 18, 2021. In January 2021, Mr. Palatnik was provided a special equity grant in connection with his agreement to certain restrictive covenants as described below.

NEO Compensation Overview

The following chart sets forth our compensation philosophy and design principles:

Compensation Philosophy	Compensation Design Principles
Retain and hire talented executives	Our executives should have market competitive compensation and the committee orients our target total compensation generally near the 50th percentile of the committee’s selected peer group, with actual compensation falling above or below depending upon our financial performance and the performance of our stock price against the performance of the stock price of companies within an index over a three-year vesting period. Compensation components may be above or below such percentile target and vary by individual executive.
Pay for performance, with both short and long-term measurements	A significant portion of the annual compensation of our executives is designed to vary with annual business performance and a significant portion of long-term equity compensation is based on the long-term relative performance of our stock price in comparison to the stock price of companies within the Russell 1000 Index (“Russell Index”), by way of a single three-year vesting period.
Tie compensation to performance of our core business	Payouts under our fiscal year 2021 annual cash incentive plan were dependent upon corporate achievement of two performance targets: revenue and Adjusted EBITDA dollars. The committee determined that these were the most effective metrics for tying management’s compensation directly to our core operating results for fiscal year 2021. In fiscal year 2021, the Company’s financial results met the challenging targets established by the committee and, as a result, a 200% payout under our annual cash incentive plan was made to our NEOs.
Align compensation with stockholder interests	We generally believe that having a significant portion of compensation tied to equity with both time and performance-based vesting requirements directly aligns management to stockholder returns. Performance-based RSUs make up the largest potential portion of the equity grants for our CEO, and generally make up half of the equity grants of our other NEOs at target. The grants are fully at risk and the executive may not receive any shares at the end of the vesting period. Grants of performance-based RSUs in fiscal year 2021 have a single vesting date three years from grant solely dependent upon the performance of our stock price measured against the performance of the stock price of companies within the Russell Index.

The following chart sets forth our principal elements of NEO compensation:

Executive Compensation Program Overview—Elements of Compensation

Element	Variability	Objective	How Established	Fiscal Year 2021 for NEOs
Base Salary	Fixed	Provide a competitive fixed component of compensation that, as part of a total cash compensation package, enables us to attract and retain top talent.	Reviewed against executive officer’s skill, experience and responsibilities, and for competitiveness against our compensation peer group.	Base salary remained unchanged as compared to fiscal year 2020.
Annual Cash Incentive	Performance Based	Offer a variable cash compensation opportunity once per fiscal year generally based upon the level of achievement of corporate performance targets.

Target payouts set by measuring total cash compensation opportunity against the peer group. Corporate performance targets based on meeting operational goals tied to the Company’s operating budget for the applicable fiscal year.

Individual NEOs may have a component of their bonus determined by key strategic initiatives for that NEO.

Annual bonus measurement period in fiscal year 2021 was tied to revenue and Adjusted EBITDA achievement. Revenue achievement was weighted at 25% and Adjusted EBITDA achievement was weighted at 75%. Total payout could range from 0% to 200% of target. For fiscal year 2021, the Company met the performance targets, resulting in a 200% payout. The key strategic indicator bonus component of gross margin percentage for one NEO paid out at 100%.
RSUs—Service Based	Value Tied to Stock Price	Align long-term management and stockholder interests and strengthen retention with three-year vesting. Service-based awards create long-term retention.	Target total value of annual awards using market data (reviewed against our compensation peer group for competitiveness) and the executive officer’s responsibilities, contributions and criticality to ongoing success.	Fiscal year 2021 service-based awards vest 1/3 per year over three years, with the first vesting date occurring on the one-year anniversary of the grant date.

Element	Variability	Objective	How Established	Fiscal Year 2021 for NEOs
RSUs— Performance Based	Performance Based—Value Tied to Stock Price and Based on Relative Performance to Companies within Russell Index

At-risk performance-based awards provide an incentive opportunity based upon the performance of our stock price against the stock performance of the companies within the Russell Index. This component directly aligns NEO pay to our stockholders’ interests.

Target total value of annual awards using market data (reviewed against our compensation peer group for competitiveness) and the executive officer’s responsibilities, contributions and criticality to ongoing success.

Performance award measured by comparing our stock price performance against that of companies in the Russell Index. To achieve 100% payout of the awards, our stock price must achieve 55th percentile rank. To achieve the maximum payout of 200% payout our stock price must achieve 90th percentile rank.

If Coherent’s absolute TSR over the performance period is negative, the payout will be capped at 100% regardless of Coherent’s percentile ranking. Additionally, the payout cannot exceed 5 times the beginning average value of the target number of shares (5x value cap).

Other Benefits	Primarily Fixed	Provide competitive employee benefits. We do not view this as a significant component of our executive compensation program.	Reviewed for competitiveness.	No significant changes for fiscal year 2021 program.

Stockholder Engagement

The committee considers feedback from our stockholders regarding our executive compensation program, including as expressed by the results of our annual advisory vote on executive compensation, which our stockholders have historically strongly supported. We have strong pay for performance alignment, and the say-on-pay proposal for fiscal year 2020 compensation was approved by holders of a significant majority of our outstanding common stock.

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

Selected Business Highlights

We experienced a significant growth in revenue, Adjusted EBITDA and non-GAAP earnings per share in fiscal year 2021, which exceeded our own internal growth targets. As a result, you will see in the coming pages that our performance-related executive compensation in our annual corporate cash program yielded a 200% payout in fiscal year 2021.

Set forth below are tables reflecting several performance metrics from the last three fiscal years that impact the compensation for our NEOs.

Our revenue decreased 14% from fiscal year 2019 to fiscal year 2020 and increased 21% from fiscal year 2020 to fiscal year 2021 (dollars in millions):

ANNUAL REVENUE

Our Adjusted EBITDA decreased 42% from fiscal year 2019 to fiscal year 2020 and increased 71% from fiscal year 2020 to fiscal year 2021 (dollars in millions):

ADJUSTED EBITDA*

Our non-GAAP earnings per share decreased 49% from fiscal year 2019 to fiscal year 2020 and increased 103% from fiscal year 2020 to fiscal year 2021:

NON-GAAP EARNINGS PER SHARE*

* For a reconciliation of earnings per share on a GAAP basis to a non-GAAP basis and net income (loss) on a GAAP basis to Adjusted EBITDA, please refer to the “Reconciliation Table” at the end of this section.

Compensation Overview

Compensation Philosophy. We tie executive total compensation to stockholder value with two measures: our operational results and the comparative performance of our stock price. This approach provides strong alignment between executive pay and performance and focuses executives on making decisions that enhance our stockholder value in both the short and long-term. We design our executive compensation program to achieve the following goals:

•	Retain and hire talented executives—Our executives should have market competitive compensation, and the committee orients our target total compensation generally near the 50th percentile of the committee’s selected peer group (as noted below), with actual compensation falling above or below depending upon Coherent’s financial performance. Additionally, certain compensation components may be above or below such percentile target and vary by individual executive.

•	Pay for performance, with both short and long-term measurements—A significant portion of the annual compensation of our executives is designed to vary with annual business performance and the long-term relative performance of Coherent’s stock price in comparison to the stock price of companies within the Russell Index (by way of a single three-year vesting period). The committee and management set demanding performance targets. There was generally 200% annual cash bonus paid out for fiscal year 2021 as explained below. There was generally no annual cash bonus paid out for fiscal year 2020 and fiscal year 2019.

The following chart shows the payout percentages as compared to the committee’s selected financial targets for each of the last three fiscal years under our annual cash incentive plan:

PAYOUT PERCENTAGE UNDER

ANNUAL CASH INCENTIVE PLAN

Excludes special strategic operating plan incentive paid to Mr. Mattes in fiscal year 2020.

Payouts under our annual cash incentive plan, or VCP, over the last seven years have ranged from 0% to 200% as shown in the following chart:

VCP Payout Percentage

•	Tie compensation to performance of our core business— Our fiscal year 2021 annual cash incentive plan was dependent upon Coherent’s achievement against two criteria: Adjusted EBITDA and revenue. The committee determined that these were the most effective metrics for tying management’s compensation directly to Coherent’s core operating results for fiscal year 2021.

•	Align compensation with stockholder interests—We believe that having a significant portion of compensation tied to equity, with both time and performance-based vesting requirements, directly aligns management to stockholder interests. The performance-based RSUs make up the largest potential portion of the equity grants for our CEO. Grants of performance-based RSUs have a single vesting date three years from grant solely dependent upon the performance of Coherent’s common stock price percentile ranked against companies in the Russell Index. Performance-based RSU grants made in the first quarter of fiscal year 2021 measure company stock performance against the stock performance of the companies within the Russell Index requiring Company stock performance to be at the 55th percentile (above the median) with respect to the companies within the Russell Index to achieve target vesting. Fiscal year 2021 performance-based RSU design also included two payout caps: (1) the maximum value of performance-based RSUs at vesting is capped at five times the average grant date stock price (5x Value Cap) and (2) the vesting of performance-based RSUs is capped at 100% of target amount if the total stockholder return for the Company is not positive (greater than 0).

The table and chart below illustrate this structure:

FISCAL YEAR 2021 PERFORMANCE RSU VESTING

Total Stockholder Return Percentile Rank	Vesting*
90% or greater	Maximum Amount (200% Target Amount)**
Between 75% - 90%	150% Target Amount + 3-1/3% Target Amount for Every 1% Total Stockholder Return Percentile Rank above 75%**
75%	150% Target Amount**
Between 55% - 75%	100% Target Amount + 2-1/2% Target Amount for Every 1% Total Stockholder Return Percentile Rank above 55%**
55%	100% Target Amount
Between 35% - 55%	50% Target Amount + 2-1/2% Target Amount for Every 1% Total Stockholder Return Percentile Rank above 35%
35%	50% Target Amount
Below 35%	0% Target Amount

*The amount vesting is capped such that the number of performance-based RSUs vesting will not have a value exceeding five times the value of the Target Amount based on an average grant date stock price (5x Value Cap).

**Provided that Total Stockholder Return for the Company is greater than zero (“Positive TSR”); otherwise vesting is capped at 100% of Target Amount.

Elements of Executive Compensation. During fiscal year 2021, the compensation of our NEOs primarily consisted of (i) base salary, (ii) participation in our annual variable compensation plan (referred to herein as our “annual cash incentive plan” or “VCP”), and (iii) long-term equity incentive awards divided between time-based RSUs and performance-based RSUs. For fiscal year 2021 approximately 88% of our CEO’s target compensation and, on average, approximately 81% of our other NEOs’ target compensation was delivered through our annual cash incentive plan and long-term equity incentives (both time and performance RSUs).

As a demonstration of how executive cash compensation is tied to company performance, the cash compensation for our CEO during fiscal year 2021 at target, maximum and actual can be illustrated as follows (dollars in thousands):

CEO FY2021 CASH PAY MIX

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

As more fully discussed below, recent examples of how this philosophy is applied and changes made pursuant to compensation practices as well as governance practices in effect during fiscal year 2021, include:

•	We have minimum share ownership requirements for our CEO and members of the Board as well as Executive Vice Presidents and Senior Vice Presidents who report to the CEO;

•	Our performance-based RSU program is measured by the Company’s stock price achievement against the performance of companies within the Russell Index over a three-year period, which the committee believes is a direct connection to long-term total stockholder interests. Fiscal year 2021 grants require achievement of 55th percentile rank with respect to companies within the Russell Index to achieve target payout;

•	The committee is composed entirely of directors who satisfy the standards of independence in Coherent’s Corporate Governance Guidelines and Nasdaq listing standards;

•	The committee made decisions regarding CEO compensation without the CEO present;

•	Executive incentive compensation programs include limits on maximum payouts to contain the risk of excessive payouts;

•	The committee utilizes an independent compensation consultant;

•	We have eliminated material historical perquisites as an element of compensation for our NEOs;

•	We have a recoupment or “claw-back” policy for all individuals with the title Senior Vice President and above who report directly to our CEO, as described below;

•	We have in place a policy prohibiting executive officers and directors from hedging or pledging Company stock;

•	Change-of-control payments occur solely in “double-trigger” circumstances, that is a change of control coupled with a termination of employment within a defined time period;

•	None of our NEOs are entitled to any “gross-up” to offset the impact of IRS Code Sections 280G or 4999 in connection with a change of control; and

•	Our stockholders have historically strongly supported our executive compensation philosophy and design as seen in the significant majorities approving our “say-on-pay” proposal (does not include broker non-votes; rounded).

Role of Management

The committee regularly met with the CEO to obtain recommendations with respect to the compensation programs, practices and packages for our NEOs other than the CEO. Additionally, Mr. Palatnik, our Executive Vice President and Chief Financial Officer, Mr. DiMarco, our Executive Vice President, Chief Legal Officer and Corporate Secretary, and members of our human resources department are regularly invited to meetings of the committee or otherwise asked to assist the committee.

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

Role of the Committee’s Compensation Consultant

The committee utilizes the services of an independent compensation consultant and in fiscal year 2021, engaged Compensia as its independent compensation consultant. Compensia assisted the committee by:

•	Reviewing and analyzing our executive compensation program, including providing NEO tally sheets to the committee;

•	Providing market data for fiscal year 2021 compensation; and

•	Providing further insight on compensation governance trends.

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

Pay Positioning Strategy and Benchmarking of Compensation

Philosophically the committee initially orients target total compensation for our NEOs generally near the 50th percentile of our peers (as measured by our designated peer group and compiled by the committee’s independent compensation consultant and, when applicable, including, for example, when there are few comparable positions reported in the proxy data of our peer group companies, data from the Radford Global Technology Survey), resulting in targeted total compensation that is competitive for performance that meets the objectives established by the committee. Each NEO’s actual salary, cash incentive compensation opportunity and equity compensation grant value may fall below or above the target position based on the individual’s performance, contributions, scope of role, experience, skills and knowledge, as well as the historical pay structure for each executive, Company performance and the proportion of compensation at risk. These factors are weighed by the committee in its judgment, and no single factor takes precedence over others nor is any formula used in making these decisions nor was the impact of any factor on the determination of compensation quantifiable. In general, the committee will balance between cash and equity compensation elements to have more compensation in equity for each NEO in order to more closely align NEO compensation directly with that of the performance of the Company and with stockholders’ interests. In fiscal year 2021, the committee also asked its independent compensation consultant to review and report on internal pay equity between the CEO and the other NEOs as a factor when approving compensation.

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

For pay decisions made for fiscal year 2021, after consulting with its independent compensation consultant, the committee determined that the following companies comprise the peer group for fiscal year 2021:

Cabot Microelectronics (CCMP)	MKS Instruments (MKSI)
Ciena Corporation (CIEN)	National Instruments (NATI)
Diodes (DIOD)	Nuance Communications (NUAN)
Dolby Laboratories (DLB)	OSI Systems (OSIS)
Entegris (ENTG)	Pure Storage (PSTG)
F5 Networks (FFIV)	Synaptics (SNYA)
FLIR Systems (FLIR)	Teradyne (TER)
II-VI Incorporated (IIVI)	Trimble Inc. (TRMB)
Itron, Inc. (ITRI)	ViaSat (VSAT)
Lumentum Holdings, Inc. (LITE)	Viavi Solutions (VIAV)

Several factors are considered in selecting the peer group, the most important of which are:

Primary Criteria

•	Industry (primarily companies in the Electronic equipment, Semiconductor and communications equipment sub-industry classifications defined by the Global Industry Classification Standard (GICS) system); and

•	Revenue level (primarily companies with annual revenues between 0.5x-2.0x that of Coherent).

Secondary Criteria

•	Market capitalization between 0.25x and 3.0x of Coherent;

•	Market capitalization as a multiple of revenues of greater than 1.5x; and

•	A disclosed peer of a peer company.

The committee reviews the composition of the peer group annually to ensure it is the most relevant set of companies in light of the foregoing criteria to use for comparison purposes, but does not necessarily remove a peer company from the peer group the first year it ceases to meet the criteria. Cabot Microelectronics, Diodes, Pure Storage, and Viavi Solutions were added to the companies comprising the Company’s peer group for fiscal year 2021 replacing three companies (Cypress Semiconductor and Finisar, due to acquisition, and Keysight Technologies, due to being above revenue and market cap ranges for two years in a row) from the fiscal year 2020 peer group.

Components of Our Executive Compensation Program

The principal components of our executive officer compensation and employment arrangements during fiscal year 2021 included:

•	Base salary;

•	Annual cash incentive plan;

•	Equity awards; and

•	Other benefits.

These components were selected because the committee believes that a combination of salary, incentive pay and benefits is necessary to help us attract and retain the executive talent on which Coherent’s success depends. The following table shows the components of total direct compensation at target and maximum for our NEOs as a group for fiscal year 2021. In maintaining the design for fiscal year 2021, the committee recognized the significant support received from the Company’s stockholders for the compensation program design, as reflected in the continued strong vote totals in favor of our executive compensation through our annual “say-on-pay” proposal.

CEO AND NEO (OTHER THAN CEO) FY2021
DIRECT COMPENSATION MIX

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

Variable Cash Incentive Compensation

A substantial portion of each individual’s potential short-term compensation is in the form of variable incentive cash compensation tied to committee-established goals. In fiscal year 2021, Coherent maintained one incentive cash program under which executive officers were eligible to receive annual cash incentives, the 2021 Variable Compensation Plan (“2021 VCP”).

2021 VCP

The 2021 VCP was designed as an “at risk” bonus compensation program to promote a focus on Coherent’s growth and profitability. It provided an incentive compensation opportunity in line with targeted market rates to our NEOs. Under the 2021 VCP, participants were eligible to receive a bonus based on annual fiscal year performance. In setting the performance goals at the beginning of the fiscal year, the committee assessed the anticipated difficulty and importance to Coherent’s success of achieving the performance goals.

The actual awards (if any) payable for the annual period depend on the extent to which actual performance met, exceeded or fell short of the goals approved by the committee. The 2021 VCP goals were tied to Coherent achieving targeted levels of revenue and Adjusted EBITDA dollars, with revenue weighted at 25% and Adjusted EBITDA weighted at 75%. Each performance metric is measured and paid out independently, but the revenue payout is capped at 100% achievement until Adjusted EBITDA reaches a minimum dollar threshold. Adjusted EBITDA is defined as operating income adjusted for VCP payouts, depreciation, amortization, stock compensation expenses, major restructuring charges and certain non-operating income or expense items, such as costs related to acquisitions. The committee also reviews the financial impact of mergers and acquisitions to determine if any adjustments in VCP are required.

The annual award had a potential payout range between zero and 200%.

Fiscal Year 2021 Variable Compensation Plan Scale for NEOs

Revenue achievement for fiscal year 2021 was $1,487.5 million, with a corresponding cash bonus payout of 200% of target. Adjusted EBITDA achievement for fiscal year 2021 was $293.7 million, with a corresponding cash bonus payout of 200% of target.

Fiscal Year 2021 VCP Scale

Revenue $ (in millions)	Payout
$1,487.5 (actual)	200% (actual)
$1,080.0 (threshold)	0%
$1,270.0 (target)	100%
$1,461.0	200%

Adjusted EBITDA $ (in millions)	Payout
$293.7 (actual)	200% (actual)
$148.0 (threshold)	0%
$185.0 (target)	100%
$222.0	200%

20% of Dr. Sobey’s target bonus was based upon a key strategic indicator, gross margin percentage. For fiscal year 2021, our gross margin percentage achievement was approximately 100% of target (40% as set forth in our annual operating plan), resulting in a total bonus payment at 180% of target for Dr. Sobey.

The table below describes for each NEO under the 2021 VCP (i) the target percentage of base salary and (ii) the actual award earned for fiscal year 2021. The potential award range for each NEO is 0% to 200% of the target award percentage of base salary.

Fiscal Year 2021

Named Executive Officer	Target Percentage of Salary	Actual Payout ($)	Actual Payout as a Percentage of Target
Andy Mattes	120%	2,116,808	200%
Kevin Palatnik	75%	793,728	200%
Mark Sobey(1)	80%	747,279	180%
Bret DiMarco	70%	639,825	200%

(1)	20% of Dr. Sobey’s target bonus was based upon a key strategic indicator, gross margin percentage. For fiscal year 2021, our gross margin percentage achievement was 100% of target (40% as set forth in our annual operating plan), resulting in a total bonus payment at 180% of target for Dr. Sobey.

Equity Awards

We believe that equity awards provide a strong alignment between the interests of our executives and our stockholders. We seek to provide equity award opportunities that are consistent with our compensation philosophy, with the potential for increase for exceptional financial performance, consistent with the reasonable management of overall equity compensation expense and stockholder dilution. Finally, we believe that long-term equity awards are an essential tool in promoting executive retention. For fiscal year 2021, our long-term incentive program included the grant of time-based RSUs and performance-based RSUs. These components provide a reward for individual performance and an incentive for future performance.

Our performance-based RSU grants are tied to the Company’s performance and, as a result, may fluctuate from no vesting to vesting up to a maximum of 200% of target. The committee reviews a compensation overview prepared by its compensation consultant reflecting the intrinsic value of unvested equity awards and performance-based RSUs at target and projected values for all of the NEOs.

Fiscal Year 2021 Equity Grants

For fiscal year 2021, the committee based the annual equity program on a combination of time-based and performance-based RSUs over a three-year period. In particular, the committee determined to measure achievement for the performance RSUs by percentile rank performance of Coherent’s stock price in comparison to that of the other companies in the Russell Index. The committee believed that using the Russell Index (in which Coherent was a member at the time of grant) as a proxy of total stockholder return directly aligns executive compensation with stockholder interests. The committee determined that both the performance-based and time-based RSU grants strengthen retention in that the time-based grants generally vest over three years with pro rata annual vesting and the performance-based RSU grants vest, assuming the performance threshold is met, in a single cliff vesting after a three-year period.

Performance-based RSU grants in fiscal year 2021 vest solely upon the performance of Coherent’s common stock price percentile ranked against each company in the Russell Index. To achieve 100% vesting of the awards, our stock price must achieve a percentile rank among companies in the Russell Index of 55% (above median). If 90th percentile rank is achieved vesting is at 200%, which is the maximum. If percentile rank is below the 35th percentile there is no payout and 0% of shares vest. If Coherent’s absolute TSR over the performance period is negative, the payout will be capped at 100% regardless of Coherent’s percentile ranking. Additionally, the payout cannot exceed 5 times the value of the target number of shares based on an average grant date stock price (5x value cap).

The following table summarizes some of the key features of our annual fiscal year 2021 equity grants:

Fiscal Year 2021 Equity Grants

Type	RSUs and performance-based RSUs (PRSUs)
Vesting for RSUs	One-third each grant anniversary
Vesting for PRSUs	Single vesting date three years from grant
100% tied to percentile ranking among companies in the Russell Index
Minimum vest: zero
PRSU Metrics	Target vest: 55th percentile rank
Maximum vest: 200% of target

For our CEO, more than half of his total equity awards are performance-based. Approximately 66% of his equity awards granted in fiscal 2021 are performance-based and at maximum achievement that percentage increases to approximately 80%.

As an example, our performance-based design was seen in the vesting of the PRSU grants made in November 2017, which vested in the first quarter of fiscal year 2021. Our common stock declined 50.6% as compared to the Russell Index, which gained 34.5% over the defined measurement periods at the beginning and end of the three-year vesting period. This under-performance resulted in zero (0%) PRSU vesting. Under the PRSU grants made in November 2018, which vested in the first quarter of fiscal year 2022, our common stock price gained 53.7% as compared to the Russell Index, which gained 59.8% over the defined measurement periods at the beginning and end of the three-year vesting period. This performance resulted in 72% PRSU vesting.

In the event of a change of control of the Company, the performance-based grants will be measured, with respect to performance periods not yet completed, by the stock performance of Coherent in comparison to the Russell Index (or companies therein) through the date of the change of control and such performance-based shares would, subject to the terms of the Change of Control Plan (described below), then convert to time-based vesting with a single vesting date at the three year anniversary of the grant.

The following charts show the aggregate composition of equity grants for fiscal year 2021 to our CEO, at target and at maximum achievement under the terms of the performance-based grants:

FY 2021 CEO EQUITY GRANT COMPONENTS

The following table reflects equity grants made to the NEOs during fiscal year 2021. Since Mr. Palatnik had entered into a transition agreement pursuant to which he would have retired no later than February 28, 2021, no time-based or performance-based RSUs were granted to him when equity grants were made to the other NEOs in October, 2020. Mr. Palatnik’s time-based RSUs were granted to him in January 2021 in connection with an agreement to certain restrictive covenants including a noncompete for 18 months. Mr. Palatnik’s 5,514 time-based RSUs granted on January 20, 2021 have a vest date as to 2,757 RSUs of the earlier of the closing date of the acquisition of the Company or January 20, 2022 and a vest date as to the remaining 2,757 RSUs of January 20, 2023.

Named Executive Officer	Time-Based RSU Grants	Performance-Based RSU Grants at Target	Performance-Based RSU Grants Range (vesting dependent upon achievement)
Andy Mattes	16,599	31,141	0 - 62,282
Kevin Palatnik	5,514	—	—
Mark Sobey	12,584	11,804	0 - 23,608
Bret DiMarco	6,067	5,691	0 - 11,382

Equity Award Practices

Equity grants to our employees are driven by our annual review process. Grant guidelines are based on competitive market practices. Typically, an eligible employee is granted equity at the first committee meeting after beginning employment and may be eligible for periodic grants thereafter. Eligibility for and the size of grants are influenced by the then-current guidelines for non-executive officer grants and the individual’s performance or particular requirements at the time of hire. No option grants have been made to an employee since fiscal year 2010.

In fiscal year 2021 the committee and the Equity Committee granted an aggregate of 358,343 shares subject to time-based and performance-based restricted stock units (at maximum), representing approximately 1.72% of Coherent’s outstanding common stock as of October 2, 2021 (excluding automatic and initial grants to directors). With the assistance of Compensia, the committee has reviewed this burn rate relative to peer practices and proxy advisory firm guidance and found that the total dilution was consistent with the median of peer practices and such guidance.

CEO and Executive Minimum Stock Ownership Guidelines

The committee has adopted mandatory stock ownership guidelines requiring our CEO to hold at least five times base salary and our Executive Vice Presidents and Senior Vice Presidents reporting to the CEO to hold at least one times such individual’s base salary. In the event that our CEO or other officers do not satisfy the minimum requirements, then 50% of the net after-tax shares (e.g., exercised options/shares received on the vesting of RSUs) are required to be held until the guidelines are met. Mr. Mattes has until 2025 to meet the minimum stock ownership guidelines. Our other NEOs exceeded the minimum stock ownership guidelines as of December 31, 2021.

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

In the first quarter of fiscal year 2019, the committee reviewed and adopted substantially the same Change of Control Plan as adopted four years previously and determined to review the plan again in four years. Compensia assisted the committee in its review and analysis of the Change of Control Plan. The committee believes that reviewing the Change of Control Plan every four years allows for the right balance in providing certainty for the participants while providing the committee with the opportunity to revise the plan consistent with corporate governance best practices, evolving peer group practices and regulatory changes.

In addition, in connection with the succession planning process related to the Company’s announcement of John Ambroseo’s intention to retire as our President and CEO, the Company’s Change of Control Plan was amended in fiscal year 2019 to include a time-limited severance benefit for those Executive Vice Presidents and Senior Vice Presidents reporting directly to Mr. Ambroseo at the time of his announcement if their employment is terminated without cause or they terminate for good reason within the two-year period after a new CEO was appointed, which occurred on April 6, 2020. The severance benefit includes 18 months of base and bonus pay, an 18-month benefit stipend, 24 months of additional vesting credit for equity awards and a pro rata annual incentive for the year of termination. The Board believed that it was in the best interests of stockholders and the Company to adopt this change to reinforce continuity during a time of transition.

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

Other Compensation Policies

The Company’s clawback policy provides for potential recoupment of cash and equity incentive compensation from all NEOs, as well as all employees of the Company holding the title of Senior Vice President or higher who report directly to our CEO. The policy allows for the committee to recoup excess incentive compensation from such covered individuals in the event of a restatement of the Company’s financial results if the committee determines that during the three-years prior to such restatement the covered individuals would have received less incentive compensation if it had been calculated based on the restated financials.

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

Respectfully submitted by the Compensation and HR Committee

Sandeep Vij, Chair

Jay Flatley

Pamela Fletcher

Michael McMullen

RECONCILIATION TABLE—NON-GAAP EARNINGS PER SHARE

	Fiscal Year
	2021	2020	2019
GAAP NET INCOME (LOSS) PER DILUTED SHARE	$(4.38)	$(17.18)	$2.22
Stock-based compensation	1.46	1.61	1.30
Amortization of intangible assets	0.38	0.90	1.81
Restructuring charges and other	0.53	0.12	0.66
Non-recurring tax expense (benefit)	0.54	(0.01)	(0.04)
Merger and acquisition costs	7.43	—	—
Goodwill and other impairment/asset charges (recoveries)	—	17.56	(0.04)
Purchase accounting step up	0.04	—	0.01
NON-GAAP NET INCOME PER DILUTED SHARE	$6.10	$3.00	$5.92

RECONCILIATION TABLE—ADJUSTED EBITDA

	Fiscal Year
(in millions)	2021	2020	2019
GAAP NET INCOME (LOSS)	$(106.7)	$(414.1)	$53.8
Income tax expense (benefit)	(8.8)	(28.6)	6.2
Interest and other income (expense), net	22.1	18.9	24.4
Depreciation and amortization	55.0	76.8	116.4
Merger and acquisition costs	236.0	—	—
Restructuring charges and other	17.6	3.6	22.7
Goodwill and other impairment/asset charges (recoveries)	—	449.7	(1.3)
Stock-based compensation	41.4	44.8	36.5
Purchase accounting step up	1.4	—	0.4
ADJUSTED EBITDA	$258.0	$151.1	$259.1

Compensation Committee Interlocks and Insider Participation

During fiscal year 2021, the Compensation and HR Committee of the Board consisted of directors Vij (Chair), Flatley, Fletcher, and McMullen. None of the members of the committee has been or is an officer or employee of Coherent. None of our executive officers serve on the board of directors or compensation committee of a company that has an executive officer that serves on our Board or Compensation and HR Committee. No member of our Board is an executive officer of a company in which one of our executive officers serves as a member of the board of directors or compensation committee of that company.

Summary Compensation and Equity Tables

Fiscal Year 2021 Summary Compensation Table

The table below presents information concerning the total compensation of our NEOs for the fiscal years ended October 2, 2021, October 3, 2020, and September 28, 2019.

Name and Principal Position	Fiscal Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
Andy Mattes,	2021	882,706	0	5,539,961	2,116,808	11,600	8,551,075
President and	2020	375,967	500,000	5,713,268	170,003	5,600	6,764,838
Chief Executive Officer(6)
Kevin Palatnik,	2021	529,632	0	1,099,933	793,728	11,600	2,434,893
Executive Vice President	2020	507,132	0	2,641,428	0	11,348	3,159,908
and Chief Financial Officer	2019	484,439	0	1,247,657	0	11,146	1,743,242
Mark Sobey,	2021	519,242	0	2,799,924	747,279	11,600	4,078,045
Executive Vice President	2020	477,604	0	2,287,515	0	11,348	2,776,467
and Chief Operating Officer	2019	445,200	0	2,702,495	0	11,146	3,158,841
Bret DiMarco,	2021	456,926	0	1,349,906	639,825	11,600	2,458,257
Executive Vice President,	2020	432,311	0	1,504,001	0	11,348	1,947,660
Chief Legal Officer and	2019	398,081	0	2,507,454	0	11,146	2,916,681
Corporate Secretary

(1)	Reflects the dollar amount of salary earned in the applicable fiscal year.

(2)	For fiscal year 2020, reflects a signing bonus.

(3)	Amounts shown reflect the grant date fair value of awards granted in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718. Reflects unvested time-based and performance-based restricted stock units; there is no guarantee that the recipients will ultimately receive this amount, or any amount. Amounts in this column may not equal the sum of the awards included in the Grants of Plan-Based Awards table due to rounding. Assuming achievement of the highest level of performance under PRSU awards granted in fiscal year 2021, the value of such PRSUs awards at the date of grant was $7,386,645, $2,799,909 and $1,266,248 for Messrs. Mattes, Sobey, and DiMarco, respectively. See footnote 2 to the Grants of Plan-Based Awards table for additional information. No stock options were granted to the NEOs in fiscal years 2021, 2020 and 2019.

(4)	Reflects the dollar amounts earned under the Variable Compensation Plan (VCP) during the applicable fiscal years.

(5)	Reflects a 401(k) company match earned during the applicable fiscal year for Messrs. Mattes, Palatnik, Sobey, and DiMarco.

(6)	Mr. Mattes joined the Company as our President and Chief Executive Officer effective April 6, 2020.

Grants of Plan-Based Awards in Fiscal Year 2021

The following table shows all plan-based equity and non-equity incentive awards granted to our NEOs during fiscal year 2021. Our NEOs did not receive any option awards during fiscal year 2021.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Actual Payouts Under Non- Equity Incentive Plan Awards ($)(1)	Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Type	Grant Date	Thresh- hold ($)	Target ($)	Maximum ($)		Thresh- hold (#)	Target (#)	Maximum (#)	All Other Stock Awards: # of Shares of Stock or Units (#)	Grant Date Fair Value ($)(2)
Andy Mattes	PRSU	10/05/2020					0	31,141	62,282		3,464,436
	RSU	10/05/2020								16,599	1,846,639
	Annual bonus		0	1,020,015	1,870,028	170,003
Kevin Palatnik	RSU	01/20/2021								5,514	1,099,933
	Annual bonus		0	382,512	765,024	0
Mark Sobey	PRSU	10/05/2020					0	11,804	23,608		1,313,195
	RSU	10/05/2020								12,584	1,399,970
	Annual bonus		0	375,008	750,017	0
Bret DiMarco	PRSU	10/05/2020					0	5,961	11,382		633,124
	RSU	10/05/2020								6,067	674,954
	Annual bonus		0	308,002	616,004	0

(1)	For fiscal year 2021, the corporate bonus paid out under the 2021 VCP was 200%. 20% of Dr. Sobey’s target bonus was based upon a key strategic indicator, gross margin percentage. For fiscal year 2021, our gross margin percentage achievement was 100% of target, resulting in a total bonus payment at 180% of target for Dr. Sobey.

(2)	Reflects the dollar amount recognized for financial statement reporting purposes (disregarding an estimate of forfeitures related to service-based vesting conditions) for fiscal year 2021 in accordance with ASC 718, and includes grants made in fiscal year 2021. The assumptions used in the valuation of these awards are set forth in Note 12 “Employee Stock Award and Benefit Plans” of the Notes to the Consolidated Financial Statements in the Original Filing. For informational purposes, if the maximum level of performance for the PRSU awards was achieved, the value, calculated by multiplying the closing price of the Company’s common stock on the date of grant by the number of shares issuable upon achievement of the maximum level of performance under the PRSU granted on October 5, 2020 is $7,386,645, $2,799,909 and $1,266,248, for Messrs. Mattes, Sobey, and DiMarco, respectively. These amounts do not correspond to the actual value, if any, that will be recognized by the NEOs. See “Compensation Discussion and Analysis—Equity Awards” for a description of the PRSUs.

Option Exercises and Stock Vested in Fiscal Year 2021

The table below sets forth certain information for each NEO regarding the exercise of options and the vesting of stock awards during fiscal year 2021, including the aggregate value realized upon such exercise or vesting.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Andy Mattes	—	—	8,977	1,881,378
Kevin Palatnik	—	—	6,189	747,760
Mark Sobey	—	—	5,599	676,870
Bret DiMarco	—	—	4,307	520,927

(1)	Reflects the market price of our common stock on the vesting date.

Outstanding Equity Awards at Fiscal 2021 Year-End

The following table presents information concerning outstanding equity awards held by each NEO as of October 2, 2021.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) exercisable	Number of Securities Underlying Unexercised Options (#) unexerciseable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Andy Mattes	10/05/2020	—	—	—	—	—	—	62,282(3)	15,764,820
	10/05/2020	—	—	—	—	16,599	4,201,539	—	—
	04/17/2020	—	—	—	—	—	—	50,114(4)	12,684,856
	04/17/2020	—	—	—	—	10,776	2,727,621	—	—
Kevin Palatnik	01/20/2021	—	—	—	—	5,514	1,395,704	—	—
	04/17/2020	—	—	—	—	—	—	3,614(4)	914,776
	11/15/2019	—	—	—	—	—	—	8,908(6)	2,254,793
	11/15/2019	—	—	—	—	3,209	812,262	—	—
	11/15/2019	—	—	—	—	3,636	920,344	—	—
	11/13/2018	—	—	—	—	—	—	10,184(5)	2,577,774
	11/13/2018	—	—	—	—	1,757	444,732	—	—
Mark Sobey	10/05/2020	—	—	—	—	—	—	23,608(3)	5,975,657
	10/05/2020	—	—	—	—	12,584	3,185,262	—	—
	04/17/2020	—	—	—	—	—	—	7,228(4)	1,829,551
	11/15/2019	—	—	—	—	—	—	8,384(6)	2,122,158
	11/15/2019	—	—	—	—	3,422	866,177	—	—
	04/12/2019	—	—	—	—	11,062	2,800,013	—	—
	11/13/2018	—	—	—	—	—	—	7,956(5)	2,013,823
	11/13/2018	—	—	—	—	1,372	347,281	—	—
Bret DiMarco	10/05/2020	—	—	—	—	—	—	11,382(3)	2,881,012
	10/05/2020	—	—	—	—	6,067	1,535,679	—	—
	04/17/2020	—	—	—	—	—	—	3,614(4)	914,776
	11/15/2019	—	—	—	—	—	—	5,764(6)	1,458,984
	11/15/2019	—	—	—	—	2,352	595,338	—	—
	04/12/2019	—	—	—	—	11,062	2,800,013	—	—
	11/13/2018	—	—	—	—	—	—	6,364(5)	1,610,856
	11/13/2018	—	—	—	—	1,098	277,926	—	—

(1)	Generally, time-based RSU grants vest 1/3 per year on each anniversary of the grant date. Mr. Palatnik’s 3,209 time-based RSUs granted on November 15, 2019 have a November 15, 2021 vest date, and Messrs. Sobey and DiMarco’s 11,062 time-based RSUs granted on April 12, 2019 have an April 12, 2022 vest date. Mr. Palatnik’s 5,514 time-based RSUs granted on January 20, 2021 have a vest date as to 2,757 RSUs of the earlier of the closing date of the acquisition of the Company or January 20, 2022 and a vest date as to the remaining 2,757 RSUs of January 20, 2023.

(2)	Market value is determined by multiplying the number of shares by $253.12, the closing price of our common stock on October 1, 2021, the last trading day of fiscal year 2021.

(3)	The performance-based RSU vesting determination date is October 5, 2023. The performance-based RSUs will vest in an amount equal to 0-200% subject to the achievement of certain performance metrics. The amount reflected in the table is the maximum amount of 200%.

(4)	The performance-based RSU vesting determination date is April 6, 2023. The performance-based RSUs will vest in an amount equal to 0-200% subject to the achievement of certain performance metrics. The amount reflected in the table is the maximum amount of 200%.

(5)	The performance-based RSU vesting determination date was November 13, 2021. The performance-based RSUs could have vested in an amount equal to 0-200% subject to the achievement of certain performance metrics. The amount reflected in the table is the maximum amount of 200%; however, such performance-based RSUs vested at 72% of target.

(6)	The performance-based RSU vesting determination date is November 15, 2022. The performance-based RSUs will vest in an amount equal to 0-200% subject to the achievement of certain performance metrics. The amount reflected in the table is the maximum amount of 200%.

Fiscal Year 2021 Non-Qualified Deferred Compensation

For a description of our Deferred Compensation Plan, see “Compensation Discussion and Analysis—Retirement Plans.” The following table presents information regarding the non-qualified deferred compensation activity for each NEO during fiscal year 2021:

Name	Executive Contributions in Last FY ($)(1)	Registrant Contributions in Last FY ($)(2)	Aggregate Earnings (Loss) in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)(3)
Andy Mattes	39,231	—	34,437	—	156,480
Kevin Palatnik	—	—	289,552	—	1,132,152
Mark Sobey	—	—	(3,608)	(16,560)	1,929,021
Bret DiMarco	—	—	50,906	—	226,204

(1)	All amounts reported as executive contributions are executive elective deferrals included in the Fiscal Year 2021 Summary Compensation Table, as salary for fiscal year 2021.

(2)	Company contributions to our Deferred Compensation Plan were terminated on December 31, 2010.

(3)	The deferred compensation in a participant’s account is fully vested and is credited with positive or negative investment results based upon plan investment options selected by the participant. The balance reflects contributions previously reported in the Fiscal Year 2021 Summary Compensation Table to the extent the executive was an NEO at the time of such contributions.

Potential Payments Upon Termination or Change of Control

The following table shows the potential payments and benefits that we (or our successor) would be obligated to make or provide upon termination of employment of our current executive officers pursuant to the terms of the Change of Control and Leadership Change Severance Plan and our CEO’s employment agreement. For purposes of this table, it is assumed that such NEO's employment terminated at the close of business on October 1, 2021 (the last business day of fiscal year 2021). These payments are conditioned upon the execution of a form release of claims by the NEO in favor of us. The amounts reported below do not include the nonqualified deferred compensation distributions that would be made to the NEOs following a termination of employment (for those amounts and descriptions, see the prior table) nor amounts that were earned as of the end of fiscal year 2021 such as the cash incentive. The Merger Agreement provides for a prorated payout of cash incentive at the greater of target achievement or actual level of achievement of the applicable performance metrics after the consummation of the proposed transaction. There can be no assurance that a triggering event would produce the same or similar results as those estimated below if such event occurs on any other date or at any other price, or if any other assumption used to estimate potential payments and benefits is not correct. Due to the number of factors that affect the nature and amount of any potential payments or benefits, any actual payments and benefits may be different. These are aggregate payments and do not reflect such individual's net after tax benefit. No officer is entitled to any "gross up" to offset the impact of IRS Code Section 280G.

NEO	Nature of Benefit	Termination Other Than for Change of Control or Leadership Change ($)	Leadership Change Termination ($)	Change of Control Termination ($)
Andy Mattes	Salary Severance(1)	1,764,006	—	2,637,190
	Bonus Severance(1)	2,116,808	—	3,164,627
	Time-Based Equity Compensation Acceleration(2)	—	—	6,929,160
	Performance-Based Equity Compensation Acceleration	—	—	14,224,838
	Aggregate Healthcare Related Monthly Payment(3)	49,500	—	99,000
	TOTAL BENEFIT	3,930,314	—	27,054,815
Kevin Palatnik	Salary Severance(1)	—	793,728	1,058,304
	Bonus Severance(1)	—	595,296	793,728
	Time-Based Equity Compensation Acceleration(2)	—	2,837,053	3,573,042
	Performance-Based Equity Compensation Acceleration	—	2,512,783	2,512,783
	Aggregate Healthcare Related Monthly Payment(3)	—	49,500	66,000
	TOTAL BENEFIT	—	6,788,360	8,003,857
Mark Sobey	Salary Severance(1)	—	778,502	1,038,003
	Bonus Severance(1)	—	498,242	830,403
	Time-Based Equity Compensation Acceleration(2)	—	6,137,148	7,198,733
	Performance-Based Equity Compensation Acceleration	—	5,605,664	5,688,659
	Aggregate Healthcare Related Monthly Payment(3)	—	49,500	66,000
	TOTAL BENEFIT	—	13,069,056	14,821,798

Bret DiMarco	Salary Severance(1)	—	685,526	914,035
	Bonus Severance(1)	—	479,868	639,825
	Time-Based Equity Compensation Acceleration(2)	—	4,697,232	5,208,956
	Performance-Based Equity Compensation Acceleration	—	3,167,280	3,207,294
	Aggregate Healthcare Related Monthly Payment(3)	—	49,500	66,000
	TOTAL BENEFIT	—	9,079,406	10,036,110

(1)	Reflects salary as in effect as of October 1, 2021. Bonus severance is based on target bonus as a percentage of salary as in effect as of October 1, 2021. The multiplier for a Change of Control Termination is 2.99 for the CEO and 2.0 for other NEOs. The multiplier for a Leadership Change Termination is 1.5.

(2)	Equity Compensation Acceleration represents the value of time-based restricted stock units and performance-based restricted stock units, in each case at the closing stock price ($253.12) on October 1, 2021 (the last trading day of fiscal year 2021) that would become vested because of a termination of employment on October 1, 2021 assuming a Change in Control or Leadership Change. 100% of the time-based restricted stock units with respect to a Change of Control Termination and those time-based restricted stock units that would vest within 24 months after the Leadership Change Termination are accelerated. The value of accelerated restricted stock units is calculated by multiplying the number of unvested restricted stock units subject to acceleration by the closing stock price on October 1, 2021. This assumes vesting of the performance-based restricted stock units with a performance period ending in November 2022 and November 2023 at target achievement and in the event of a Leadership Change Termination, pro rata vesting of such restricted stock units with a performance period ending October 2023reflecting an additional 24 month period after employment. The amounts reflected for Equity Compensation Acceleration reflects 72% of target value for the performance-based restricted stock units with a performance period ending in November 2021 based on the performance for such period. The Merger Agreement provides that vesting of the performance-based restricted stock units and their conversion into time-based restricted stock would occur at the greater of performance achievement as of the closing date of the proposed transaction and target achievement. The amounts reflected for Equity Compensation Acceleration do not reflect any applicable taxes, just gross proceeds. Since the table assumes a triggering event as of the last business day of the fiscal year, only those restricted stock units outstanding to which the executives did not have a right as of that date are included in the table.

(3)	Aggregate Healthcare Related Monthly Payment is a monthly payment of $2,750 in lieu of receiving Company-subsidized COBRA benefits, life insurance premiums and/or other welfare benefits, multiplied by 36 months for our CEO and for our other NEOs, 24 months in a Change of Control Termination or 18 months in a Leadership Change Termination .

Pay Ratio

As provided for by the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC adopted a rule requiring companies to disclose the ratio of the median employee's total annual compensation relative to total annual compensation of the CEO. As disclosed in the “Total” column of the Fiscal Year 2021 Summary Compensation Table, fiscal year 2021 total compensation for our CEO was $8,551,075. We estimate that the fiscal year 2021 total annual compensation for the median of all employees, excluding our CEO, was $69,823. The resulting ratio of our CEO's total annual compensation to that of the median of all employees, excluding our CEO, for fiscal year 2021 is approximately 122 to 1.

For purposes of reporting annual total compensation and the ratio of annual total compensation of the CEO to the median employee, both the CEO and median employee's annual total compensation were calculated consistent with the disclosure requirements of executive compensation under the Fiscal Year 2021 Summary Compensation Table.

The median employee whose compensation is reported above is the same employee whose compensation was reported in our prior year pay ratio disclosure. We determined that it is appropriate to use the same employee in this year’s disclosure because there were no significant changes in compensation arrangements or employee population that would significantly impact the compensation of the median employee, allowing for the re-use of the median employee from the prior year.

For fiscal year 2020, we identified the median employee by (i) aggregating for each employee employed on October 3, 2020 (our fiscal year end) (A) annual base salary for salaried employees (or hourly rate multiplied by estimated work schedule, for hourly and seasonal employees) and (B) target incentive compensation, (ii) converting amounts from local currency to U.S. dollars and (iii) ranking this compensation measure for our employees other than our CEO from lowest to highest. Because we had an even number of employees (excluding our CEO) on the determination date, two employees were identified as the median compensated employees. We reviewed the compensation of these two employees as well as the compensation of five employees immediately above and below, to further analyze employee median compensation for consistency with that of other employees near the median. For these twelve employees, we calculated total annual compensation for such employees using the same methodology used to calculate the "Total" column of the Company’s Summary Compensation Tables. We then selected from among the two median compensated employees, a United States employee whose compensation was consistent with that of the twelve employees reviewed.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of October 2, 2021 about the Company’s equity compensation plans under which shares of our common stock may be issued to employees, consultants or members of the Board:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights(1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	628,762(2)	—	2,620,974 (3)
Equity compensation plans not approved by security holders	—	—	—
TOTAL	628,762	—	2,620,974

(1)	The weighted average exercise price does not reflect shares that will be issued upon the vesting of outstanding RSUs or upon the exercise of rights under the Employee Stock Purchase Plan.

(2)	This number consists of 270,371 shares of common stock subject to awards outstanding under the 2011 Equity Incentive Plan and 358,391 shares of common stock subject to awards outstanding under the Coherent Equity Incentive Plan.

(3)	This number consists of 273,442 shares of common stock reserved for future issuance under the Employee Stock Purchase Plan and 2,347,532 shares of common stock reserved for future issuance under the Coherent Equity Incentive Plan. This number reflects counting each share issued pursuant to vested RSUs (either service or performance-based) under the Coherent Equity Incentive Plan as 2.0 shares. Performance-based RSUs are included at 100% of target goal; under the terms of performance-based RSUs, the recipient may earn between 0% and 200% of the award.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of December 16, 2021, certain information with respect to the beneficial ownership of Coherent common stock by (i) any person (including any “group” as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934 (the “Exchange Act”)) known by us to be the beneficial owner of more than 5% of our voting securities, (ii) each director, (iii) each of the executive officers named in the Fiscal Year 2021 Summary Compensation Table, and (iv) all current executive officers and directors as a group. We do not know of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change of control. Unless otherwise indicated, the address of each stockholder in the table below is c/o Coherent, Inc., 5100 Patrick Henry Drive, Santa Clara, California 95054.

Name and Address	Number of Shares	Percent of Total(1)
The Vanguard Group(2) 100 Vanguard Blvd. Malvern, PA 19355	2,242,232	9.05%
BlackRock, Inc.(3) 55 East 52nd Street New York, NY 10055	2,214,576	8.94%
Victory Capital Management Inc.(4) 4900 Tiedeman Rd. 4th Floor Brooklyn, OH 44144	1,745,792	7.05%
The Hartford Mutual Funds, Inc. on behalf of: Hartford Midcap Fund and Hartford Midcap Value Fund(5) 690 Lee Road Wayne, PA 19087	1,589,206	6.42%
Andy Mattes	33,924	*
Kevin Palatnik	43,711	*
Mark Sobey	35,421	*
Bret DiMarco(6)	39,730	*
Jay T. Flatley(7)	42,162	*
Pamela Fletcher	3,738	*
Beverly Kay Matthews	3,648	*
Michael R. McMullen	5,187	*
Garry W. Rogerson(8)	16,662	*
Steve Skaggs	13,662	*
Sandeep Vij(9)	9,662	*
All directors and executive officers as a group (11 persons)	247,507	*

*	Represents less than 1%.

(1)	Based upon 24,763,638 shares of Coherent common stock outstanding as of December 16, 2021. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, each share of Coherent common stock subject to options held by that person that are currently exercisable or will be exercisable within 60 days of December 16, 2021 and all RSUs held by that person that will vest within 60 days of December 16, 2021, are deemed outstanding. Such shares are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2)	According to the information reported by The Vanguard Group ("Vanguard") on a Schedule 13G/A filed with the SEC on February 10, 2021, Vanguard beneficially owns an aggregate of 2,242,232 shares, which consists of (i) 18,263 shares as to which it has shared voting power, (ii) 2,205,184 shares as to which it has sole dispositive power, and (iii) 37,048 shares as to which it has shared dispositive power.

(3)	According to the information reported by BlackRock, Inc. (“BlackRock”) on a Schedule 13G/A filed with the SEC on January 29, 2021, BlackRock beneficially owns an aggregate of 2,214,576 shares, which consists of (i) 2,131,397 shares as to which it has sole voting power and (ii) 2,214,576 shares as to which it has sole dispositive power.

(4)	According to the information reported by Victory Capital Management Inc. (“Victory Capital”) on a Schedule 13G/A filed with the SEC on February 5, 2021, Victory Capital beneficially owns an aggregate of 1,745,792 shares, which consists of (i) 1,673,292 shares as to which it has sole voting power and (ii) 1,745,792 shares as to which it has sole dispositive power.

(5)	According to the information reported by The Hartford Mutual Funds, Inc. on behalf of Hartford Midcap Fund and Hartford Midcap Value Fund ("Hartford") on a Schedule 13G filed with the SEC on February 9, 2021, Hartford beneficially owns an aggregate of 1,589,206 shares, as to which it has shared voting and dispositive power.

(6)	Shares are held by the DiMarco Family Trust, of which Mr. DiMarco is a trustee.

(7)	Shares are held by the Flatley Family Trust, of which Mr. Flatley is a trustee.

(8)	Shares are held by the 2000 Rogerson Family Revocable Living Trust, of which Dr. Rogerson is a trustee.

(9)	Shares are held by the Vij Family 2001 Trust, of which Mr. Vij is a trustee.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accounting Fees and Services

The following table sets forth fees for services provided by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte”) during fiscal years 2021 and 2020:

	Fiscal 2021	Fiscal 2020
Audit fees(1)	$3,562,855	$3,612,428
Tax fees(2)	577,913	523,716
All other fees(3)	71,895	1,895
Total	$4,212,663	$4,138,039

(1)	Represents fees for professional services provided in connection with the integrated audit of our annual financial statements and internal control over financial reporting and review of our quarterly financial statements, advice on accounting matters that arose during the audit and audit services provided in connection with other statutory or regulatory filings.

(2)	Represents tax compliance and related services.

(3)	Represents fees for consulting on compensation plans and the annual subscription for access to the Deloitte Accounting Research Tool, which is a searchable on-line accounting database.

Pre-Approval of Audit and Non Audit Services

The Audit Committee has determined that the provision of non-audit services by Deloitte is compatible with maintaining Deloitte’s independence. In accordance with its charter, the Audit Committee approves in advance all audit and non-audit services to be provided by Deloitte. In other cases, the Chairman of the Audit Committee has the delegated authority to pre-approve certain additional services, and such pre-approvals are communicated to the full Audit Committee at its next meeting. During fiscal years 2021 and 2020, 100% of the services were pre-approved by the Audit Committee in accordance with this policy.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.                Consolidated Financial Statement Schedules

Financial statement schedules have been omitted because they are either not required, not applicable or the information required to be set forth therein is included in the Consolidated Financial Statements hereto.

2.                Exhibits

EXHIBIT INDEX

		Incorporated by reference herein
Exhibit Numbers		Form	Exhibit No.	Filing Date	File No.
2.1*	Agreement and Plan of Merger, dated as of March 25, 2021, by and among Coherent, Inc., II-VI Incorporated and Watson Merger Sub Inc.	8-K	2.1	March 25, 2021	001-33962
3.1	Restated and Amended Certificate of Incorporation	10-K	3.1	December 28, 1990	000-05255
3.2	Certificate of Amendment of Restated and Amended Certificate of Incorporation of Coherent, Inc.	10-K	3.2	December 18, 2002	000-05255
3.3	Second Amended and Restated Bylaws of Coherent, Inc., effective as of January 18, 2021	8-K	3.1	January 19, 2021	001-33962
4.1	Description of Capital Stock	10-K	4.1	November 26, 2019	001-33962
10.1‡	Form of Indemnification Agreement	10-K	10.18	December 15, 2010	001-33962
10.2‡	Coherent, Inc. Employee Stock Purchase Plan, amended and restated as of May 6, 2021	S-8	99.1	June 21, 2021	333-257225
10.3‡	Change of Control and Leadership Change Severance Plan, as amended and restated effective April 13, 2019	10-Q	10.1	May 8, 2019	001-33962
10.4‡	Variable Compensation Plan, as amended	10-K	10.7	November 30, 2011	001-33962
10.5‡	Supplementary Retirement Plan	10-Q	10.5	May 10, 2006	000-05255
10.6‡	2005 Deferred Compensation Plan	10-K/A	10.6	February 1, 2021	001-33962
10.7‡	2011 Equity Incentive Plan	S-8	10.1	May 6, 2011	333-174019
10.8‡	2011 Equity Incentive Plan-Form of Time-Based RSU Agreement	10-K	10.23	November 30, 2011	001-33962
10.9‡	2011 Equity Incentive Plan-Form of Performance RSU Agreement	10-K	10.11	November 26, 2019	001-33962
10.10‡	2011 Equity Incentive Plan-Form of Global RSU Agreement	10-K	10.12	November 27, 2018	001-33962
10.11‡	2011 Equity Incentive Plan-Form of Global Performance RSU Agreement	10-K	10.13	November 26, 2019	001-33962
10.12‡	Equity Incentive Plan	S-8	99.1	April 27, 2020	333-237855
10.13‡	Equity Incentive Plan – Form of Global Restricted Stock Unit Agreement	10-Q	10.2	August 12, 2020	001-33962
10.14‡	Equity Incentive Plan – Form of Performance Restricted Stock Unit Agreement	10-Q	10.3	August 12, 2020	001-33962
10.15‡	Equity Incentive Plan – Form of Global Restricted Stock Unit Agreement with Covenant Appendix	10-K	10.15	November 30, 2021	001-33962
10.16‡	Employment Agreement dated March 31, 2020 between Andreas W. Mattes and the Company	8-K	10.1	April 6, 2020	001-33962
10.17‡	Termination Agreement, dated June 30, 2020, between Coherent Munich GmbH & Co. KG and Thomas Merk	10-K/A	10.20	February 1, 2021	001-33962
10.18‡	Offer letter with Kevin Palatnik	10-Q	10.3	February 10, 2016	001-33962
10.19	Credit Agreement, dated as of November 7, 2016, by and among Coherent, Inc., Coherent Holding GmbH, the guarantors from time to time party thereto, the lenders from time to time party thereto, Barclays Bank PLC, as Administrative Agent and L/C Issuer, Bank of America, N.A., as L/C Issuer, and The Bank of Tokyo-Mitsubishi UJF, Ltd., as L/C Issuer	8-K	10.1	November 8, 2016	001-33962

		Incorporated by reference herein
Exhibit Numbers		Form	Exhibit No.	Filing Date	File No.
10.20	Amendment No. 1 and Waiver to Credit Agreement, dated as of May 8, 2017, by and among Coherent, Inc., Coherent Holding GmbH, the Guarantors party thereto, the Lenders party thereto and Barclays Bank PLC, as Administrative Agent	8-K	10.1	May 9, 2017	001-33962
10.21	Amendment No. 2 to Credit Agreement, dated as of July 5, 2017, by and among Coherent, Inc., Coherent Holding GmbH, the Guarantors party thereto and Barclays Bank PLC as Administrative Agent	10-Q	10.2	August 9, 2017	001-33962
21.1	Subsidiaries	10-K	21.1	November 30, 2021	001-33962
23.1	Consent of Independent Registered Public Accounting Firm	10-K	23.1	November 30, 2021	001-33962
24.1	Power of Attorney (see signature page)	10-K	24.1	November 30, 2021	001-33962
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	31.1	November 30, 2021	001-33962
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	31.2	November 30, 2021	001-33962
31.3	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	32.1	November 30, 2021	001-33962
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	32.2	November 30, 2021	001-33962
101.INS	Inline XBRL Instance	10-K	101.INS	November 30, 2021	001-33962
101.SCH	Inline XBRL Taxonomy Extension Schema	10-K	101.SCH	November 30, 2021	001-33962
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	10-K	101.CAL	November 30, 2021	001-33962
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	10-K	101.DEF	November 30, 2021	001-33962
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	10-K	101.LAB	November 30, 2021	001-33962
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	10-K	101.PRE	November 30, 2021	001-33962
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	10-K	104	November 30, 2021	001-33962

__________________________________________

*	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request.
‡	Identifies management contract or compensatory plans or arrangements required to be filed as an exhibit.
**	Previously furnished.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COHERENT, INC.

Date:	December 27, 2021	/s/ ANDREAS W. MATTES
By: Andreas W. Mattes
President and Chief Executive Officer
(principal executive officer)

/s/ KEVIN S. PALATNIK
By: Kevin S. Palatnik
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)