Form 10-Q
period 2022-01-01
COHERENT INC
filed 2022-02-09
CIK 21510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ___________________________________________________
FORM 10-Q
 ___________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 1, 2022
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

 The number of shares outstanding of the registrant's common stock, par value $.01 per share, on February 3, 2022 was 24,772,897.
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

RISK FACTORS SUMMARY

You should carefully consider the information set forth under the heading "Risk Factors" in Part II, Item 1A of this report before deciding whether to invest in our securities. Below is a summary of the principal risks associated with an investment in our securities.
•We face risks related to our pending merger with II-VI Incorporated, including our requirement to comply with certain restrictions on our operations until closing, the possibility that the merger agreement with II-VI will be terminated or expire prior to the completion of the merger, diversion of management's attention, potential business uncertainty, including disruption of our relationships with third parties and employees, restrictions on our business activities and litigation related to the merger.
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
•Disruption in the global supply chain could negatively impact our businesses.
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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share data)

	Three Months Ended
	January 1, 2022	January 2, 2021
Net sales	$384,507	$326,053
Cost of sales	216,943	206,057
Gross profit	167,564	119,996
Operating expenses:
Research and development	29,769	28,221
Selling, general and administrative	93,774	74,228
Merger and acquisition costs	977	—
Amortization of intangible assets	565	597
Total operating expenses	125,085	103,046
Income from operations	42,479	16,950
Other income (expense):
Interest income	93	162
Interest expense	(4,095)	(4,477)
Other—net	(2,183)	2,026
Total other expense, net	(6,185)	(2,289)
Income before income taxes	36,294	14,661
Provision for income taxes	6,029	14,517
Net income	$30,265	$144

Net income per share:
Basic	$1.23	$0.01
Diluted	$1.21	$0.01

Shares used in computation:
Basic	24,542	24,264
Diluted	24,919	24,455

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in thousands)

	Three Months Ended
	January 1, 2022	January 2, 2021
Net income	$30,265	$144
Other comprehensive income (loss): (1)
Translation adjustment, net of taxes (2)	(1,305)	16,034
Changes in unrealized losses on available-for-sale securities, net of taxes (3)	—	3
Defined benefit pension plans, net of taxes (4)	8	(318)
Other comprehensive income (loss), net of tax	(1,297)	15,719
Comprehensive income	$28,968	$15,863

(1)    Reclassification adjustments were not significant during the three months ended January 1, 2022 and January 2, 2021.

(2)     Tax expenses (benefits) of $(2,124) and $5,267 were provided on translation adjustments during the three months ended January 1, 2022 and January 2, 2021, respectively.

(3)    Tax expenses of $0 and $1 were provided on changes in unrealized gains on available-for-sale securities during the three months ended January 1, 2022 and January 2, 2021, respectively.

(4)     Tax benefits of $9 and $63 were provided on changes in defined benefit pension plans for the three months ended January 1, 2022 and January 2, 2021, respectively.

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except par value)

	January 1, 2022	October 2, 2021
ASSETS
Current assets:
Cash and cash equivalents	$392,552	$456,534
Restricted cash	1,492	1,527
Accounts receivable—net of allowances of $6,412 and $6,605, respectively	243,378	249,389
Inventories	393,629	392,241
Prepaid expenses and other assets	100,389	79,594
Total current assets	1,131,440	1,179,285
Property and equipment, net	306,872	302,613
Goodwill	103,785	105,261
Intangible assets, net	13,146	14,740
Non-current restricted cash	16,225	4,460
Other assets	276,932	282,571
Total assets	$1,848,400	$1,888,930

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings and current-portion of long-term obligations	$9,005	$18,395
Accounts payable	100,424	104,539
Income taxes payable	27,051	20,991
Other current liabilities	208,896	238,290
Total current liabilities	345,376	382,215
Long-term obligations	413,799	425,800
Other long-term liabilities	191,241	212,730
Commitments and contingencies (Note 13)
Stockholders' equity:
Common stock, Authorized—500,000 shares, par value $0.01 per share:
Outstanding— 24,764 shares and 24,538 shares, respectively	246	244
Additional paid-in capital	123,964	123,135
Accumulated other comprehensive loss	(22,115)	(20,818)
Retained earnings	795,889	765,624
Total stockholders' equity	897,984	868,185
Total liabilities and stockholders' equity	$1,848,400	$1,888,930

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited; in thousands)

	Common Stock Shares	Common Stock Par Value	Add. Paid-in Capital	Accum. Other Comp. Income (Loss)	Retained Earnings	Total
Balances, October 3, 2020	24,257	$241	$80,275	$(25,667)	$872,375	$927,224
Common stock issued under stock plans, net of shares withheld for employee taxes	190	2	(3,009)	—	—	(3,007)
Stock-based compensation	—	—	11,798	—	—	11,798
Net income	—	—	—	—	144	144
Other comprehensive income, net of tax	—	—	—	15,719	—	15,719
Balances, January 2, 2021	24,447	$243	$89,064	$(9,948)	$872,519	$951,878

	Common Stock Shares	Common Stock Par Value	Add. Paid-in Capital	Accum. Other Comp. Income (Loss)	Retained Earnings	Total
Balances, October 2, 2021	24,538	$244	$123,135	$(20,818)	$765,624	$868,185
Common stock issued under stock plans, net of shares withheld for employee taxes	226	2	(31,371)	—	—	(31,369)
Stock-based compensation	—	—	32,200	—	—	32,200
Net income	—	—	—	—	30,265	30,265
Other comprehensive loss, net of tax	—	—	—	(1,297)	—	(1,297)
Balances, January 1, 2022	24,764	$246	$123,964	$(22,115)	$795,889	$897,984

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended
	January 1, 2022	January 2, 2021
Cash flows from operating activities:
Net income	$30,265	$144
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,026	10,606
Amortization of intangible assets	1,383	2,614
Deferred income taxes	(4,070)	12,615
Amortization of debt issuance cost	748	857
Stock-based compensation	31,907	12,185
Non-cash restructuring charges (benefits)	(14)	3,509
Amortization of right of use assets	3,813	4,427
Other non-cash expense	939	219
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	4,328	(359)
Inventories	(6,626)	18,570
Prepaid expenses and other assets	(10,655)	(3,577)
Other long-term assets	(2,723)	(2,071)
Accounts payable	(4,079)	(912)
Income taxes payable/receivable	(1,805)	13,306
Operating lease liabilities	(3,935)	(4,090)
Other current liabilities	(36,447)	6,766
Other long-term liabilities	(1,974)	122
Net cash provided by operating activities	12,081	74,931

Cash flows from investing activities:
Purchases of property and equipment	(16,884)	(15,073)
Proceeds from dispositions of property and equipment	70	1,695
Net cash used in investing activities	(16,814)	(13,378)

Cash flows from financing activities:
Repayments of short-term borrowings	(10,452)	(468)
Repayments of long-term borrowings	(1,933)	(2,104)
Issuance of common stock under employee stock purchase plans	6,566	5,896
Net settlement of restricted common stock	(37,935)	(8,903)
Net cash used in financing activities	(43,754)	(5,579)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,765)	12,182
Net increase (decrease) in cash, cash equivalents and restricted cash	(52,252)	68,156
Cash, cash equivalents and restricted cash, beginning of period	462,521	445,520
Cash, cash equivalents and restricted cash, end of period	$410,269	$513,676

Non-cash investing and financing activities:
Unpaid property and equipment purchases	$5,136	$6,914

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows.

	January 1, 2022	January 2, 2021
Cash and cash equivalents	$392,552	$508,214
Restricted cash, current	1,492	801
Restricted cash, non-current	16,225	4,661
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$410,269	$513,676
See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto filed by Coherent, Inc. on Form 10-K for the fiscal year ended October 2, 2021. In the opinion of management, all adjustments necessary for a fair presentation of financial condition and results of operation as of and for the periods presented have been made and include only normal recurring adjustments. Interim results of operations are not necessarily indicative of results to be expected for the year or any other interim periods. Our fiscal year ends on the Saturday closest to September 30 and our first fiscal quarter includes 13 weeks of operations in both fiscal 2022 and fiscal 2021. Fiscal 2022 and 2021 include 52 weeks.

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

2.    RECENT ACCOUNTING STANDARDS

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform ("Topic 848"). Topic 848 provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate ("LIBOR") or by another reference rate expected to be discontinued. The guidance was effective beginning March 12, 2020 and can be applied prospectively through December 31, 2022. In January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform - Scope," which clarified the scope and application of the original guidance. We will adopt these standards when LIBOR is discontinued and do not expect them to have a material impact on our condensed consolidated financial statements or related disclosures.

In October 2021, the FASB issued an accounting standard update to improve the accounting for contract assets and contract liabilities from revenue contracts with customers in a business combination ("Topic 805"). This amendment improves comparability for both the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination. This authoritative guidance will be effective for the first quarter of fiscal 2024, with early adoption permitted. We are currently evaluating the effect of this new guidance on our condensed consolidated financial statements.

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

The following tables summarize revenue from contracts with customers (in thousands):

Sales by revenue type and segment

	Three Months Ended
	January 1, 2022		January 2, 2021
	OEM Laser Sources	Industrial Lasers & Systems	OEM Laser Sources	Industrial Lasers & Systems
Net sales:
Products(1)	$148,525	$115,641	$125,577	$89,312
Other product and service revenues(2)	94,445	25,896	85,585	25,579
Total net sales	$242,970	$141,537	$211,162	$114,891
(1) Net sales primarily recognized at a point in time.
(2) Includes sales of spare parts, related accessories and other consumable parts as well as revenues from service agreements, of which $17.5 million and $16.0 million for the three months ended January 1, 2022 and January 2, 2021, respectively, were recognized over time.

Sales by market application and segment

	Three Months Ended
	January 1, 2022		January 2, 2021
	OEM Laser Sources	Industrial Lasers & Systems	OEM Laser Sources	Industrial Lasers & Systems
Net sales:
Microelectronics	$149,003	$24,019	$128,173	$20,675
Precision manufacturing	14,441	90,113	11,859	69,591
Instrumentation	75,013	18,930	67,276	17,951
Aerospace and defense	4,513	8,475	3,854	6,674
Total net sales	$242,970	$141,537	$211,162	$114,891

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

A roll forward of our customer deposits and deferred revenue is as follows (in thousands):

	Three Months Ended
	January 1, 2022	January 2, 2021
Beginning balance (1)	$65,404	$56,339
Additions to customer deposits and deferred revenue	54,844	45,694
Amount of customer deposits and deferred revenue recognized in income	(48,633)	(42,081)
Translation adjustments	(1,049)	1,187
Ending balance (2)	$70,566	$61,139

(1) Beginning customer deposits and deferred revenue as of October 2, 2021 include $49,445 of current portion and $15,959 of long-term portion. Beginning customer deposits and deferred revenue as of October 3, 2020 include $42,715 of current portion and $13,624 of long-term portion.

(2) Ending customer deposits and deferred revenue as of January 1, 2022 include $54,915 of current portion and $15,651 of long-term portion. Ending customer deposits and deferred revenue as of January 2, 2021 include $48,119 of current portion and $13,020 of long-term portion.

Remaining performance obligations represent the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied as of the end of the reporting period. The following table includes estimated revenue expected to be recognized in the future related to performance obligations for sales of maintenance agreements, extended warranties, installation, and contracts with customer acceptance provisions included in customer deposits and deferred revenue as of January 1, 2022 (in thousands):

	Remainder of fiscal 2022	Thereafter	Total
Performance obligations as of January 1, 2022	$52,266	$18,300	$70,566

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

The completion of Coherent's acquisition by II-VI is subject to customary closing conditions, including, among others, regulatory approvals in applicable jurisdictions including the United States, Germany, China and South Korea. The only regulatory approvals which are open are China and South Korea.

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

Results of operations for the business have been included in our condensed consolidated financial statements subsequent to the date of acquisition and have not been presented separately because the effect of the acquisition was not material to our consolidated financial results. Pro forma results of operations in accordance with authoritative guidance for prior periods have not been presented because the effect of the acquisition was not material to our prior period consolidated financial results.

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

We expensed $0.4 million and $0.1 million of acquisition-related costs as merger and acquisition costs in our condensed consolidated statements of operations in fiscal 2021 and the three months ended January 1, 2022, respectively.

5.    FAIR VALUES

We have not changed our valuation techniques in measuring the fair value of any financial assets and liabilities during the period. We recognize transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers between levels during the periods presented. As of January 1, 2022 and October 2, 2021, we had one investment carried on a cost basis. If we were to fair value this investment, it would be based upon Level 3 inputs. This investment is not considered material to our condensed consolidated financial statements.

We measure the fair value of outstanding debt obligations for disclosure purposes on a recurring basis. As of January 1, 2022, the current and long-term portion of long-term obligations of $9.0 million and $413.8 million, respectively, are reported at amortized cost. As of October 2, 2021, the current and long-term portion of long-term obligations of $8.4 million and $425.8 million, respectively, are reported at amortized cost. These outstanding obligations are classified as Level 2 as they are not actively traded and are valued using a discounted cash flow model that uses observable market inputs. Based on the discounted cash flow model, the fair value of the outstanding debt approximates amortized cost.

Financial assets and liabilities measured at fair value as of January 1, 2022 and October 2, 2021 are summarized below (in thousands):

	Aggregate Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Aggregate Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	January 1, 2022			October 2, 2021
		(Level 1)	(Level 2)		(Level 1)	(Level 2)
Assets:
Cash equivalents:
Money market fund deposits	$15,651	$15,651	$—	$112,748	$112,748	$—
Certificates of deposit	42,483	42,483	—	42,506	42,506	—
Prepaid and other assets:
Foreign currency contracts (1)	1,128	—	1,128	783	—	783
Money market fund deposits — Deferred comp and supplemental plan (2)	469	469	—	463	463	—
Mutual funds — Deferred comp and supplemental plan (2)	17,984	17,984	—	15,443	15,443	—
Total	$77,715	$76,587	$1,128	$171,943	$171,160	$783

Liabilities:
Other current liabilities:
Foreign currency contracts (1)	(552)	—	(552)	(4,253)	—	(4,253)
Total	$77,163	$76,587	$576	$167,690	$171,160	$(3,470)
 ___________________________________________________
(1)    The principal market in which we execute our foreign currency contracts is the institutional market in an over-the-counter environment with a relatively high level of price transparency. The market participants usually are large commercial banks. Our foreign currency contracts' valuation inputs are based on quoted prices and quoted pricing intervals from public data sources and do not involve management judgment. See Note 7, "Derivative Instruments and Hedging Activities."

(2)    The fair value of mutual funds is determined based on quoted market prices. Securities traded on a national exchange are stated at the last reported sales price on the day of valuation; other securities traded in over-the-counter markets and listed securities for which no sale was reported on that date are stated as the last quoted bid price.

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

We had no short-term investments at January 1, 2022 or October 2, 2021.

7.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We maintain operations in various countries outside of the United States and have foreign subsidiaries that manufacture and sell our products in various global markets. The majority of our sales are transacted in U.S. Dollars. However, we do generate revenues in other currencies, primarily the Euro, Chinese Renminbi, South Korean Won, Japanese Yen and British Pound. As a result, our earnings, cash flows and cash balances are exposed to fluctuations in foreign currency exchange rates. We attempt to limit these exposures through financial market instruments. We utilize derivative instruments, primarily forward contracts with maturities of two months or less, to manage our exposure associated with anticipated cash flows and net asset and liability positions denominated in foreign currencies. Gains and losses on the forward contracts are mitigated by gains and losses on the underlying instruments. We do not use derivative financial instruments for speculative or trading purposes. The credit risk amounts represent our gross exposure to potential accounting loss on derivative instruments that are outstanding or unsettled if all counterparties failed to perform according to the terms of the contract, based on then-current currency rates at each respective date.

Non-Designated Derivatives

The total outstanding notional contract and fair value asset (liability) amounts of non-designated hedge contracts, with maximum maturity of two months, are as follows (in thousands):

	U.S. Notional Contract Value		U.S. Fair Value
	January 1, 2022	October 2, 2021	January 1, 2022	October 2, 2021
Foreign currency hedge contracts
Purchase	$184,592	$236,943	$276	$(4,108)
Sell	$(58,064)	$(64,308)	$300	$638

The fair value of our derivative instruments is included in prepaid expenses and other assets and in other current liabilities in our condensed consolidated balance sheets. See Note 5, "Fair Values."

During the three months ended January 1, 2022 and January 2, 2021 we recognized losses of $3.4 million and $1.1 million, respectively, in other income (expense) for derivative instruments not designated as hedging instruments.

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

8.    GOODWILL AND INTANGIBLE ASSETS

During the quarter ended January 1, 2022, we noted no indications of impairment or triggering events to cause us to review goodwill for potential impairment. We will conduct our annual goodwill testing during our fourth fiscal quarter.

The changes in the carrying amount of goodwill, all of which is in the OEM Laser Sources ("OLS") segment, for the period from October 2, 2021 to January 1, 2022 are as follows (in thousands):

OEM Laser Sources
Balance as of October 2, 2021	$105,261
Translation adjustments	(1,476)
Balance as of January 1, 2022	$103,785

Components of our amortizable intangible assets are as follows (in thousands):

	January 1, 2022			October 2, 2021
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Existing technology	$5,846	$(2,677)	$3,169	$39,524	$(35,522)	$4,002
Customer relationships	21,666	(12,797)	8,869	22,101	(12,586)	9,515
Production know-how	2,300	(1,492)	808	2,300	(1,377)	923
In-process research & development	300	—	300	300	—	300
Total	$30,112	$(16,966)	$13,146	$64,225	$(49,485)	$14,740

For accounting purposes, when an intangible asset is fully amortized, it is removed from the disclosure schedule.

Amortization expense for intangible assets for the three months ended January 1, 2022 and January 2, 2021 was $1.4 million and $2.6 million, respectively. The change in the accumulated amortization also includes $0.2 million decrease and $1.8 million increase of foreign exchange impact for the three months ended January 1, 2022 and January 2, 2021, respectively.

At January 1, 2022, estimated amortization expense for the remainder of fiscal 2022, the next five succeeding fiscal years and all fiscal years thereafter are as follows (in thousands):

Estimated Amortization Expense
2022 (remainder)	$2,532
2023	3,373
2024	2,589
2025	2,272
2026	1,925
2027	155
Total(1)	$12,846
(1) Excluding in-process research & development

9.    BALANCE SHEET DETAILS

Inventories consist of the following (in thousands):

	January 1, 2022	October 2, 2021
Purchased parts and assemblies	$116,515	$107,965
Work-in-process	165,503	168,775
Finished goods	111,611	115,501
Total inventories	$393,629	$392,241

Prepaid expenses and other assets consist of the following (in thousands):

	January 1, 2022	October 2, 2021
Prepaid and refundable income taxes	$37,778	$34,979
Other taxes receivable	15,830	15,568
Prepaid expenses and other assets	46,781	29,047
Total prepaid expenses and other assets	$100,389	$79,594

As of January 1, 2022 and October 2, 2021, the allowance for credit losses on our trade receivables was $4.2 million and $4.4 million, respectively.

Other assets consist of the following (in thousands):

	January 1, 2022	October 2, 2021
Assets related to deferred compensation arrangements	$29,740	$37,410
Deferred tax assets	159,616	153,685
Right of use assets, net - operating leases (see Note 11)	72,312	76,670
Right of use assets, net - finance leases (see Note 11)	—	26
Other assets	15,264	14,780
Total other assets	$276,932	$282,571

Other current liabilities consist of the following (in thousands):

	January 1, 2022	October 2, 2021
Accrued payroll and benefits	$76,359	$101,380
Operating lease liability, current (see Note 11)	14,755	15,230
Finance lease liability, current (see Note 11)	—	22
Deferred revenue	28,662	30,081
Warranty reserve	29,784	31,057
Accrued expenses and other	33,083	41,156
Customer deposits	26,253	19,364
Total other current liabilities	$208,896	$238,290

Components of the reserve for warranty costs during the first three months of fiscal 2022 and 2021 were as follows (in thousands):

	Three Months Ended
	January 1, 2022	January 2, 2021
Beginning balance	$31,057	$35,032
Additions related to current period sales	8,360	7,484
Warranty costs incurred in the current period	(9,323)	(9,217)
Adjustments to accruals related to foreign exchange and other	(310)	1,190
Ending balance	$29,784	$34,489

Other long-term liabilities consist of the following (in thousands):

	January 1, 2022	October 2, 2021
Long-term taxes payable	$12,470	$17,634
Operating lease liability, long-term (see Note 11)	61,852	65,479
Deferred compensation	31,904	39,693
Defined benefit plan liabilities	43,429	44,110
Deferred tax liabilities	19,294	19,356
Deferred revenue	15,651	15,959
Asset retirement obligations liability	5,431	5,991
Other long-term liabilities	1,210	4,508
Total other long-term liabilities	$191,241	$212,730

10.  BORROWINGS

On December 21, 2020, Coherent LaserSystems GmbH & Co. KG entered into a loan agreement with Commerzbank for borrowings of up to 24.0 million Euros, to be drawn down by October 29, 2021, to finance a portion of the construction of a new facility in Germany. The term of the loan is 10 years and borrowings bear interest at 1.55% per annum. Payments will be payable quarterly beginning in the third quarter of fiscal 2022. As of January 1, 2022, 24.0 million Euros have been withdrawn under this loan facility. The loan agreement contains customary affirmative loan covenants. We were in compliance with all covenants at January 1, 2022.

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

As of January 1, 2022, the outstanding principal amount of the Euro Term Loan was 349.8 million Euros. On October 29, 2021, we repaid the $10.0 million outstanding under the Revolving Credit Facility and the facility expired on November 5, 2021.

On October 29, 2021, we entered into a 10.0 million Euro letter of credit facility, rolled our existing letter of credit into that facility and deposited 10.5 million Euros with Barclays as cash collateral to secure the payment obligations under such facility, resulting in restricted cash of $11.8 million as of January 1, 2022.

Loans under the Credit Agreement bear interest, at the Borrower's option, at a rate equal to either (i)(x) in the case of calculations with respect to U.S. Dollars or certain other alternative currencies, the London interbank offered rate ("LIBOR") or (y) in the case of calculations with respect to the Euro, the euro interbank offered rate ("EURIBOR" and, together with LIBOR), (the "Eurocurrency Rate") or (ii) a base rate (the "Base Rate") equal to the highest of (x) the federal funds rate, plus 0.50%, (y) the prime rate then in effect and (z) the Eurocurrency Rate for loans denominated in U.S. Dollars applicable to a one-month interest period, plus 1.0%, in each case, plus an applicable margin that is subject to adjustment pursuant to a pricing grid based on consolidated total gross leverage ratio. At January 1, 2022, the applicable margin for Euro Term Loans borrowed as Eurocurrency Rate loans was 2.25% per annum and as Base Rate loans was

1.25%. The applicable margin for revolving loans borrowed as Eurocurrency Rate loans was 4.00% per annum and as Base Rate loans was 3.00% per annum. Interest on Base Rate Loans is payable quarterly in arrears. Interest on Eurocurrency Rate loans is payable at the end of the applicable interest period (or at three month intervals if the interest period exceeds three months).

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

The Credit Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of us and our subsidiaries to, among other things, incur debt, grant liens, make investments, make certain restricted payments, transact with affiliates, and sell assets. The Credit Agreement also requires us and our subsidiaries to maintain a senior secured net leverage ratio as of the last day of each fiscal quarter of less than or equal to 3.50 to 1.00. We were in compliance with all covenants at January 1, 2022.

We incurred $28.5 million of debt issuance costs related to the Euro Term Loan and $0.5 million of debt issuance costs to the original lenders related to the First Amendment, which are included in short-term borrowings and current portion of long-term obligations and long-term obligations in the condensed consolidated balance sheets and are being amortized to interest expense over the seven year life of the Euro Term Loan using the effective interest method, adjusted to accelerate amortization related to voluntary repayments. We incurred $2.3 million of debt issuance costs in connection with the Revolving Credit Facility which were capitalized and included in prepaid expenses and other assets in the condensed consolidated balance sheets and were amortized to interest expense using the straight-line method over the contractual term of five years of the Revolving Credit Facility.

Additional sources of cash available to us were international currency lines of credit and bank credit facilities totaling $14.5 million as of January 1, 2022, of which $12.8 million was unused and available. These unsecured international credit facilities were used in Europe during the first three months of fiscal 2022. As of January 1, 2022, we had utilized $1.7 million of the international credit facilities as guarantees in Europe.

Short-term borrowings and current portion of long-term obligations consist of the following (in thousands):

	January 1, 2022	October 2, 2021
Current portion of Euro Term Loan (1)	$4,872	$4,972
1.3% Term loan due 2024	1,416	1,448
1.0% State of Connecticut term loan due 2023	387	386
Facility construction loan in Germany due 2030	2,330	1,589
Line of credit borrowings	—	10,000
Total short-term borrowings and current portion of long-term obligations	$9,005	$18,395
(1) Net of debt issuance costs of $2.7 million and $2.8 million at January 1, 2022 and October 2, 2021, respectively.

Long-term obligations consist of the following (in thousands):

	January 1, 2022	October 2, 2021
Euro Term Loan due 2024 (1)	$386,309	$396,429
1.3% Term loan due 2024	2,477	2,896
1.0% State of Connecticut term loan due 2023	163	260
Facility construction loan in Germany due 2030	24,850	26,215
Total long-term obligations	$413,799	$425,800
(1) Net of debt issuance costs of $2.3 million and $3.0 million at January 1, 2022 and October 2, 2021, respectively.

Contractual maturities of our debt obligations, excluding line of credit borrowings, as of January 1, 2022 are as follows (in thousands):

Amount
2022 (remainder)	$8,594
2023	12,371
2024	387,420
2025	3,106
2026	3,106
Thereafter	13,203
Total	$427,800

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

We generally recognize sublease income on a straight-line basis over the sublease term.

The components of operating lease costs (in thousands), lease term (in years) and discount rate are as follows:

	Three Months Ended
	January 1, 2022	January 2, 2021
Operating lease cost	$4,731	$5,344
Variable lease cost	286	329
Short-term lease cost	13	11
Sublease income	—	(2)
Total lease cost	$5,030	$5,682

	January 1, 2022	January 2, 2021
Weighted average remaining lease term	7.2	7.6
Weighted average discount rate	5.1%	4.9%

Supplemental cash flow information related to leases are as follows (in thousands):

	Three Months Ended
	January 1, 2022	January 2, 2021
Operating cash outflows from operating leases	$4,878	$5,023
ROU assets obtained in exchange for new operating lease liabilities	94	853

See Note 9, "Balance Sheet Details" for supplemental balance sheet information related to leases.

As of January 1, 2022, maturities of our operating lease liabilities, which do not include short-term leases and variable lease payments, are as follows (in thousands):

Operating Leases
2022 (remainder)	$13,697
2023	16,460
2024	14,242
2025	11,646
2026	8,936
Thereafter	29,485
Total minimum lease payments	94,466
Amounts representing interest	(17,859)
Present value of total lease liabilities	$76,607

12.  STOCK-BASED COMPENSATION

Fair Value of Stock Compensation

We recognize compensation expense for all share-based payment awards based on the fair value of such awards. The expense is recognized on a straight-line basis per tranche over the respective requisite service period of the awards.

Determining Fair Value

The fair values of shares purchased under the Employee Stock Purchase Plan ("ESPP") for the three months ended January 1, 2022 and January 2, 2021, respectively, were estimated using the following weighted-average assumptions:

	Employee Stock Purchase Plan
	Three Months Ended
	January 1, 2022	January 2, 2021
Expected life in years	0.5	0.5
Volatility	34.6%	53.5%
Risk-free interest rate	0.05%	0.11%
Expected dividend yield	—%	—%
Weighted average fair value per share	$63.82	$36.67

We grant performance-based restricted stock units to officers and certain employees. The performance restricted stock unit agreements provide for the award of performance units with each unit representing the right to receive one share of our common stock to be issued after the applicable award vesting period. The final number of units awarded, if any, for these performance grants will be determined as of the vesting dates, based upon our total shareholder return over the performance period compared to the applicable Russell Index and could range from no units to a maximum of twice the initial award units.

The weighted average fair value for the performance units granted for the three months ended January 2, 2021 was determined using a Monte Carlo simulation model incorporating the following weighted average assumptions:

Three Months Ended
January 2, 2021
Risk-free interest rate	0.2%
Volatility	51.7%
Weighted average fair value per share	$119.54

There were no performance-based restricted stock units granted for the three months ended January 1, 2022.

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

Stock Compensation Expense

The following table shows total stock-based compensation expense and related tax benefits included in the condensed consolidated statements of operations for the three months ended January 1, 2022 and January 2, 2021 (in thousands):

	Three Months Ended
	January 1, 2022	January 2, 2021
Cost of sales	$1,731	$2,272
Research and development	1,236	1,199
Selling, general and administrative	28,940	8,714
Income tax benefit	(2,294)	(1,572)
	$29,613	$10,613

In the first quarter of fiscal 2022, we recorded $19.7 million of stock-based compensation expense resulting from the acceleration of all unvested time-based restricted stock units for certain executives.

During the three months ended January 1, 2022, $2.0 million of stock-based compensation cost, respectively, was capitalized as part of inventory for all stock plans, $1.7 million was amortized into cost of sales and $2.4 million remained in inventory at January 1, 2022. During the three months ended January 2, 2021, $1.9 million of stock-based compensation cost was capitalized as part of inventory for all stock plans, $2.3 million was amortized into cost of sales and $2.4 million remained in inventory at January 2, 2021.

At January 1, 2022, the total compensation cost related to unvested stock-based awards granted to employees under our stock plans but not yet recognized was approximately $55.8 million. We do not estimate forfeitures; we account for them as they occur. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 1.5 years.

Stock Awards Activity

The following table summarizes the activity of our time-based and performance-based restricted stock units for the first three months of fiscal 2022 (in thousands, except per share amounts):

	Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested stock at October 2, 2021	471	$140.16	158	$131.90
Granted	159	253.12	—	—
Vested (1)	(312)	156.00	(29)	117.43
Forfeited	(5)	144.25	(11)	117.43
Nonvested stock at January 1, 2022	313	$181.61	118	$136.74
(1) Time-based restricted stock units vested during the fiscal year. Performance-based restricted stock units are included at 100% of target goal. Under the terms of the market-based awards, the recipient may earn between 0% and 200% of the award.

13.     COMMITMENTS AND CONTINGENCIES

Indemnifications

In the normal course of business, we enter into agreements that contain a variety of representations and warranties and provide for general indemnification. Exposure under these agreements is unknown because claims may be made against us in the future and we may record charges in the future as a result of these indemnification obligations. As of January 1, 2022, we did not have any material indemnification claims that were probable or reasonably possible.

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

The following table presents information necessary to calculate basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended
	January 1, 2022	January 2, 2021
Weighted average shares outstanding—basic	24,542	24,264
Dilutive effect of employee stock awards	377	191
Weighted average shares outstanding—diluted	24,919	24,455

Net income	$30,265	$144

For the three months ended January 1, 2022 and January 2, 2021 a total of 0 and 2,184 potentially dilutive securities, respectively, have been excluded from the diluted share calculation as their effect was anti-dilutive.

15.  OTHER INCOME (EXPENSE)

Other income (expense) includes other-net which is comprised of the following (in thousands):

	Three Months Ended
	January 1, 2022	January 2, 2021
Foreign exchange loss	$(2,154)	$(994)
Gain (loss) on deferred compensation investments, net	(373)	2,242
Other	344	778
Other—net	$(2,183)	$2,026

16.  INCOME TAXES

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to us and our subsidiaries, adjusted for items which are considered discrete to the period.

Our effective tax rate on income before income taxes for the three months ended January 1, 2022 was 16.6%. Our effective tax rate for the three months ended January 1, 2022 was lower than the U.S. federal tax rate of 21% primarily due to the excess tax benefits from restricted stock unit vesting, the benefit of federal research and development tax credits, the benefit of a foreign-derived intangible income deduction and our Singapore tax exemption. These amounts are partially offset by the impact of income subject to foreign tax rates that are higher than the U.S. tax rates, limitations on the deductibility of compensation under Internal Revenue Code Section 162(m), stock-based compensation not deductible for tax purposes and the deferred taxes on foreign earnings not considered permanently reinvested.

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

17.  DEFINED BENEFIT PLANS

For the three months ended January 1, 2022 and January 2, 2021, net periodic cost under our defined benefit plans was $0.5 million and $0.2 million , respectively. The service cost component of net periodic costs is included in selling, general and administrative ("SG&A") expenses, and the interest costs, net actuarial (gain) loss and other components are included in Other—net within other income (expense) in the condensed consolidated statements of operations.

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

The following table provides net sales and income (loss) from operations for our operating segments and a reconciliation of our total income (loss) from operations to income before income taxes (in thousands):

	Three Months Ended
	January 1, 2022	January 2, 2021
Net sales:
OEM Laser Sources	$242,970	$211,162
Industrial Lasers & Systems	141,537	114,891
Total net sales	$384,507	$326,053

Income (loss) from operations:
OEM Laser Sources	$72,829	$49,416
Industrial Lasers & Systems	12,252	(7,912)
Corporate and other	(42,602)	(24,554)
Total income from operations	42,479	16,950
Total other expense, net	(6,185)	(2,289)
Income before income taxes	$36,294	$14,661

Geographic Information
Our foreign operations consist primarily of manufacturing facilities and sales offices in Europe and Asia-Pacific. Sales, marketing and customer service activities are conducted through sales subsidiaries throughout the world. Geographic sales information for the three months ended January 1, 2022 and January 2, 2021 is based on the location of the end customer.

Sales to unaffiliated customers are as follows (in thousands):

	Three Months Ended
SALES	January 1, 2022	January 2, 2021
United States	$90,537	$71,527
Foreign countries:
South Korea	60,638	71,838
China	70,845	61,459
Japan	39,095	23,339
Asia-Pacific, other	37,723	27,411
Germany	34,839	29,285
Europe, other	35,828	28,531
Rest of World	15,002	12,663
Total foreign countries sales	293,970	254,526
Total sales	$384,507	$326,053

Major Customers

We had one customer during the three months ended January 1, 2022 and January 2, 2021 that accounted for 14.6% and 18.9% of net sales, respectively. This customer purchased primarily from our OLS segment.

We had one customer that accounted for 14.9% and 17.8% of accounts receivable at January 1, 2022 and October 2, 2021, respectively. This customer purchased primarily from our OLS segment.

19.  RESTRUCTURING CHARGES

In the fourth quarter of fiscal 2020, we began a restructuring program in our ILS segment which includes management reorganizations, the planned closure of certain manufacturing sites, and the right-sizing of global sales, service, order admin, marketing communication and certain administrative functions, among others. In the first quarter of fiscal 2022 and 2021, we incurred costs of $0.0 million and $5.4 million, respectively, primarily related to write-offs of excess inventory and accruals for vendor commitments, which are recorded in cost of sales, estimated severance and accelerated depreciation. The project is substantially complete as of January 1, 2022.

The following table presents our current liability as accrued on our balance sheets for restructuring charges. The table sets forth an analysis of the components of the restructuring charges and payments and other deductions made against the accrual for the first quarters of fiscal 2022 and 2021 (in thousands):

	Severance Related	Asset Write-Offs	Other	Total
Balances, October 2, 2021	$1,127	$—	$281	$1,408
Provision	—	(14)	4	(10)
Payments and other	(884)	14	(90)	(960)
Balances, January 1, 2022	$243	$—	$195	$438

	Severance Related	Asset Write-Offs	Other	Total
Balances, October 3, 2020	$2,611	$—	$230	$2,841
Provision	819	3,509	1,055	5,383
Payments and other	(555)	(3,509)	(281)	(4,345)
Balances, January 2, 2021	$2,875	$—	$1,004	$3,879

At January 1, 2022, $0.4 million of accrued severance related and other costs were included in other current liabilities. The asset write-offs for inventory, severance, accruals for vendor commitments, accelerated depreciation and other costs in the first quarter of fiscal 2021 primarily related to the restructuring program that began in the fourth quarter of fiscal 2020.

In the three months ended January 2, 2021, $5.4 million of the restructuring costs were incurred in the ILS segment. Restructuring charges are recorded in cost of sales, research and development and selling, general and administrative expenses in our condensed consolidated statements of operations.

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

The completion of Coherent's acquisition by II-VI is subject to customary closing conditions, including, among others, regulatory approvals in applicable jurisdictions including the United States, Germany, China and South Korea. The only regulatory approvals which are open are China and South Korea.

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

OUR STRATEGY

We strive to develop innovative and proprietary products and solutions that meet the needs of our customers and that are based on our core expertise in lasers and optical technologies. In pursuit of our strategy, we intend to:

•Execute our good to great transformation—Since our incorporation, we have developed critical technology and have built this company into a multinational corporation and leader in the photonics industry. We are engaged in a multi-pronged and multi-year transformation focusing on all aspects of our company. Namely, we are working to:

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

•Focus on our core end markets—While we are organized around our two segments of OLS and ILS, we also take a holistic approach to aligning and driving our business to focus on our four core markets:

•Microelectronics (which captures the 3 sub-markets of Display, Semiconductor, and Advanced Packaging & Interconnect);
•Precision Manufacturing;
•Instrumentation (which captures the 3 sub-markets of Bio-Instrumentation, Therapeutics & Research); and
•Aerospace & Defense

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We have identified the following as the items that require the most significant judgment and often involve complex estimation: revenue recognition, business combinations, accounting for long-lived assets (including goodwill and intangible assets), inventory valuation, warranty reserves and accounting for income taxes. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for our fiscal year ended October 2, 2021.

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

	Three Months Ended
	January 1, 2022	January 2, 2021	Change	% Change
	(Dollars in thousands)
Net sales—OEM Laser Sources	$242,970	$211,162	$31,808	15.1%
Net sales—Industrial Lasers & Systems	$141,537	$114,891	$26,646	23.2%
Gross profit as a percentage of net sales—OEM Laser Sources	50.2%	45.2%	5.0%	N/A
Gross profit as a percentage of net sales—Industrial Lasers & Systems	33.6%	23.0%	10.6%	N/A
Research and development as a percentage of net sales	7.8%	8.6%	(0.8)%	N/A
Income before income taxes	$36,294	$14,661	$21,633	147.6%
Net cash provided by operating activities	$12,081	$74,931	$(62,850)	(83.9)%
Free cash flow	$(4,803)	59,858	$(64,661)	(108.0)%
Days sales outstanding in receivables	57	62	(5)	N/A
Annualized first quarter inventory turns	2.2	2.0	0.2	N/A
Net income as a percentage of net sales	7.9%	0.0%	7.9%	N/A
Adjusted EBITDA as a percentage of net sales	22.7%	15.3%	7.4%	N/A

Net Sales

Net sales include sales of lasers, laser systems, laser components, related accessories and services. Net sales for the first quarter of fiscal 2022 increased 15.1% in our OLS segment and increased 23.2% in our ILS segment from the same quarter one year ago. For a description of the reasons for changes in net sales refer to the "Results of Operations" section below.

Gross Profit as a Percentage of Net Sales

Gross profit as a percentage of net sales ("gross profit percentage") is calculated as gross profit for the period divided by net sales for the period. Gross profit percentage in the first quarter of fiscal 2022 increased to 50.2% from 45.2% in our OLS segment and increased to 33.6% from 23.0% in our ILS segment as compared to the same quarter one year ago. For a description of the reasons for changes in gross profit refer to the "Results of Operations" section below.

Research and Development as a Percentage of Net Sales

Research and development as a percentage of net sales ("R&D percentage") is calculated as research and development expense for the period divided by net sales for the period. Management considers R&D percentage to be an important indicator in managing our business as investing in new technologies is a key to future growth. R&D percentage decreased to 7.8% for the first quarter of fiscal 2022 from 8.6% for the same quarter one year ago. For a description of the reasons for changes in R&D spending refer to the "Results of Operations" section below.

Net Cash Provided by Operating Activities

Net cash provided by operating activities as reflected on our condensed consolidated statements of cash flows primarily represents the excess of cash collected from billings to our customers and other receipts over cash paid to our vendors for expenses and inventory purchases to run our business. We believe that cash flows from operations is an important performance indicator because cash generation over the long term is essential to maintaining a healthy business and providing funds to help fuel growth. Net cash provided by operating activities in the first quarter of fiscal 2022 was unfavorably impacted by payments under our variable compensation plan. For a description of the reasons for changes in net cash provided by operating activities refer to the "Liquidity and Capital Resources" section below.

Free Cash Flow

Free cash flow represents net cash provided by operating activities reduced by purchases of property and equipment, both as reflected on our condensed consolidated statements of cash flows. We believe that free cash flow is an important performance indicator because it is a measure of cash generation after accounting for cash outflows to support operations and maintain capital assets. Cash generation over the long term is essential to maintaining a healthy business and providing funds to help fuel growth. Free cash flow in the first quarter of fiscal 2022 was unfavorably impacted by payments under our variable compensation plan. For a description of the reasons for changes in free cash flow refer to the "Liquidity and Capital Resources" section below, where we discuss the reasons for changes in net cash provided by operating and investing activities.

Days Sales Outstanding in Receivables

We calculate days sales outstanding ("DSO") in receivables as net receivables at the end of the period divided by net sales during the period and then multiplied by the number of days in the period, using 90 days for quarters. DSO in receivables indicates how well we are managing our collection of receivables, with lower DSO in receivables resulting in higher working capital availability. The more money we have tied up in receivables, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business. Our DSO in receivables for the first quarter of fiscal 2022 improved to 57 days from 62 days compared to the same quarter one year ago. The improvement was primarily due to improved collections of past due receivables, primarily in Europe, China and South Korea, and the favorable impact of foreign exchange rates.

Annualized First Quarter Inventory Turns

We calculate annualized first quarter inventory turns as the cost of sales during the first quarter annualized and divided by net inventories at the end of the first quarter. This indicates how well we are managing our inventory levels, with higher inventory turns resulting in more working capital availability and a higher return on our investments in inventory. Our annualized inventory turns for the first quarter of fiscal 2022 increased to 2.2 turns from 2.0 turns compared to the same quarter a year ago primarily due to lower inventory levels, primarily in our OLS segment, due to higher flat panel display shipments and higher service parts demand partially offset by lower inventory provisions for excess and obsolete inventory in certain ILS business units and improved manufacturing absorption in both segments.

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
Below is the reconciliation of our net cash provided by operating activities to our free cash flow:

	Three Months Ended
	January 1, 2022	January 2, 2021
Net cash provided by operating activities	$12,081	$74,931
Less: Purchases of property and equipment	16,884	15,073
Free cash flow	$(4,803)	$59,858

Below is the reconciliation of our net income as a percentage of net sales to our adjusted EBITDA as a percentage of net sales:

	Three Months Ended
	January 1, 2022	January 2, 2021
Net income as a percentage of net sales	7.9%	0.0%
Income tax expense	1.5%	4.5%
Interest and other income (expense), net	1.5%	1.4%
Depreciation and amortization	3.2%	4.0%
Restructuring charges and other	—%	1.7%
Merger and acquisition costs	0.3%	—%
Stock-based compensation	8.3%	3.7%
Adjusted EBITDA as a percentage of net sales	22.7%	15.3%

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

Although we estimated that our sales for fiscal 2020 were negatively impacted by the COVID-19 pandemic, we believe the impact on sales in fiscal 2021 and the first quarter of fiscal 2022 was immaterial.

During fiscal 2020 and 2021, the global demand environment was uncertain at times given the effects of COVID-19 on many businesses, including manufacturing facilities and customer confidence around the world. In fiscal 2021, and continuing into fiscal 2022, we saw global demand recover in all regions and begin to return to a more normalized demand trend. However, we cannot predict future resurgences of COVID-19, particularly in light of the recent Delta and Omicron variants, and the impact that it may have on future demand for our products and services, particularly given the recent shutdown measures taken in certain countries in Europe and Asia.

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

The COVID-19 pandemic has significantly increased worldwide and regional economic uncertainty and, at times, decreased demand for our products in many markets we serve, which could continue for an unknown period of time. In these circumstances, there may be developments outside of our control, including the length and extent of the COVID-19 outbreak, government-imposed measures and our ability to ship as well as install products and/or service installed products that may require us to adjust our operating plans. As such, given the dynamic nature of this situation, we cannot estimate with certainty the future impacts of COVID-19 on our financial condition, results of operations or cash flows. However, we do expect that it could have an adverse impact on our revenue as well as our overall profitability and could lead to an increase in inventory provisions, allowances for credit losses, and a volatile effective tax rate driven by changes in the mix of earnings across our markets.

See "Risks Related to COVID-19 Pandemic" in Part II, Item 1A of this quarterly report regarding the impact of COVID-19.

Restructuring

In the fourth quarter of fiscal 2020, we began a restructuring program in our ILS segment which includes management reorganizations, the planned closure of certain manufacturing sites, and the right-sizing of global sales, service, order admin, marketing communication and certain administrative functions, among others. In the first quarter of fiscal 2022 and 2021, we incurred costs of $0.0 million and $5.4 million, respectively, primarily related to write-offs of excess inventory and accruals for vendor commitments, which are recorded in cost of sales, estimated severance and accelerated depreciation. The project is substantially complete as of January 1, 2022.
See Note 19, "Restructuring Charges" in the Notes to Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

CONSOLIDATED SUMMARY

The following table sets forth, for the periods indicated, the percentage of total net sales represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended
	January 1, 2022	January 2, 2021
Net sales	100.0%	100.0%
Cost of sales	56.4%	63.2%
Gross profit	43.6%	36.8%
Operating expenses:
Research and development	7.8%	8.6%
Selling, general and administrative	24.4%	22.8%
Merger and acquisition costs	0.3%	—%
Amortization of intangible assets	0.1%	0.2%
Total operating expenses	32.6%	31.6%
Income from operations	11.0%	5.2%
Other expense, net	(1.6)%	(0.7)%
Income before income taxes	9.4%	4.5%
Provision for income taxes	1.5%	4.5%
Net income	7.9%	0.0%

Net income for the first quarter of fiscal 2022 was $30.3 million ($1.21 per diluted share). This included $29.6 million of after-tax stock-based compensation expense, $1.2 million of after-tax amortization of intangible assets, $0.8 million of after-tax merger and acquisition costs, $0.5 million non-recurring income tax net charge and $4.6 million of net excess tax benefit for employee stock-based compensation. Net income for the first quarter of fiscal 2021 was $0.1 million ($0.01 per diluted share). This included $10.6 million of after-tax stock-based compensation expense, $4.5 million of after-tax restructuring costs, $2.3 million of after-tax amortization of intangible assets, $8.6 million non-recurring income tax net charge and $0.6 million of excess tax charge for employee stock-based compensation.

NET SALES

Market Application

The following tables set forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by market application (dollars in thousands):

	Three Months Ended
	January 1, 2022		January 2, 2021
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Microelectronics	$173,022	45.0%	$148,848	45.7%
Precision manufacturing	104,554	27.2%	81,450	25.0%
Instrumentation	93,943	24.4%	85,227	26.1%
Aerospace and defense	12,988	3.4%	10,528	3.2%
Total	$384,507	100.0%	$326,053	100.0%

Quarterly

Net sales for the first quarter of fiscal 2022 increased by $58.5 million, or 18%, compared to the first quarter of fiscal 2021, with significant increases in the microelectronics and precision manufacturing markets and smaller increases in the instrumentation and aerospace and defense markets. We finished fiscal 2021 with a positive book-to-bill ratio, in all four end-markets, as well as increased backlog levels compared to fiscal 2020 across all end-markets. We also had a substantially positive book-to-bill ratio in the first quarter of fiscal 2022. We believe that we are well-positioned with our laser-based technology to benefit from technology proliferation in rapid growth areas such as 5G, flexible OLED and MicroLED. In addition, we believe the market for laser-based medical instrumentation, devices and procedures will continue to grow with the increase of an aging population around the globe. Furthermore, we believe that technology advances will result in increased laser-based defense spending globally.

The increase in the microelectronics market of $24.2 million, or 16%, was primarily due to increased shipments for semiconductor, flat panel display (primarily higher revenues from consumable service parts) and advanced packaging applications. In microelectronics, we expect future increases in ELA tool shipments as Asian manufacturers improve yields and ramp manufacturing as indicated by the fact that we received new orders for these products in both fiscal 2021 and the first quarter of fiscal 2022. In addition, it is expected that the handset market will continue to transition to 5G and newer technologies over time. This technology requires more power from the battery which we expect will result in the handset manufacturers having to decide between shorter talk times or placement of larger batteries in existing form factors. Since OLED displays are much thinner than liquid crystal displays (LCD), we believe 5G will increase demand for OLED displays to accommodate larger batteries. In addition, we are seeing demand for laser solutions for MicroLED pilot production. We believe that these technological demands will allow us to continue to maintain a leadership position in flat panel display applications. We are also seeing higher demand for semiconductor applications, somewhat tempered by constraints in the supply chain for semiconductor chips. Demand is being driven by continuous strength in cloud computing and data centers as well as in advanced packaging applications driven by 5G demand for smaller geometry, better power management and next generation printed circuit boards.

The increase in the precision manufacturing market of $23.1 million, or 28%, was due to increased sales in materials processing, medical, consumer goods and automotive applications. The Purchasing Managers Index ("PMI") is a measure of the prevailing economic trends in manufacturing, and often correlates to materials processing sales. The manufacturing PMI for the U.S. and Germany were flat in the first quarter of fiscal 2022 compared the prior quarter. Although supply chain constraints are continuing in the U.S. in the second quarter of fiscal 2022, they are starting to ease in Europe and China. In addition, we saw customer demand for automobiles and production return to pre-COVID-19 levels. Although unfavorably impacted by the global semiconductor chip shortage, we expect continued strong demand for laser based welding products, especially for battery applications in EVs (Electronic Vehicles). Medical device manufacturing orders continued to be strong in the first quarter of fiscal 2022 after record orders in fiscal 2021, particularly in the U.S.

The increase in the instrumentation market of $8.7 million, or 10%, was due primarily to higher shipments for biomedical instrumentation applications. We supply lasers and optical systems for biomedical instrumentation applications and our lasers have been used in diagnostic instruments in applications including gene sequencing, biomarker identification and vaccine development. We expect demand in scientific and government program applications to continue to fluctuate from quarter to quarter.

Sales in the aerospace and defense market increased $2.5 million, or 23%, primarily due to higher shipments in defense applications. We anticipate the defense market, especially amplifiers for directed energy and specialty optics for aerospace, to be a multi-year growth opportunity for us.

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

The following tables set forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by segment (dollars in thousands):

	Three Months Ended
	January 1, 2022		January 2, 2021
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
OEM Laser Sources (OLS)	$242,970	63.2%	$211,162	64.8%
Industrial Lasers & Systems (ILS)	141,537	36.8%	114,891	35.2%
Total	$384,507	100.0%	$326,053	100.0%

Quarterly

Net sales for the first quarter of fiscal 2022 increased by $58.5 million, or 18%, compared to the first quarter of fiscal 2021, with increases of $31.8 million, or 15%, in our OLS segment and $26.6 million, or 23%, in our ILS segment.

The increase in our OLS segment sales was primarily due to higher shipments for semiconductor, flat panel display (primarily higher revenues from consumable service parts) and advanced packaging applications in the microelectronics market as well as biomedical instrumentation applications in the instrumentation market and medical applications in the precision manufacturing market. The increase in our ILS segment sales was primarily due to higher sales to the precision manufacturing market, primarily for materials processing, consumer goods, medical and automotive applications, higher sales for advanced packaging and semiconductor applications within the microelectronics market and higher sales for biomedical instrumentation applications in the instrumentation market.

GROSS PROFIT

Consolidated

Our gross profit percentage increased by 6.8% to 43.6% in the first quarter of fiscal 2022 from 36.8% in the first quarter of fiscal 2021.

The 6.8% increase in gross profit percentage during the first quarter of fiscal 2022 included a 1.5% favorable impact of lower restructuring costs, primarily related to lower severance costs due to our closure of certain manufacturing sites, 0.5% lower amortization of intangibles and 0.2% lower stock-based compensation expense. Additionally, gross profit percentage increased

4.6% compared to the first quarter of fiscal 2021 primarily due to favorable product margins (4.4%) and lower warranty costs (0.2%). Product margins were favorable in both OLS and ILS due to the impact of favorable absorption of manufacturing costs from higher sales volumes, higher capitalized variances, the favorable impact of the weaker Euro against the U.S. Dollar as well as the favorable impact of selective price increases for certain products and services and favorable mix in both OLS and ILS. The lower warranty and installation costs as a percentage of sales were due to fewer warranty events, particularly for diode components products in ILS.

Our gross profit percentage has been and will continue to be affected by a variety of factors including the impact of shipping volumes, product mix, pricing on volume orders, our ability to manufacture advanced and more complex products, manufacturing efficiencies, excess and obsolete inventory write-downs, warranty costs, amortization of intangibles, pricing by competitors or suppliers (including the impact of increased pricing on expedited orders due to supply chain constraints), new product introductions, production volume, customization and reconfiguration of systems, commodity prices and foreign currency fluctuations against the U.S. Dollar, particularly the recent volatility of the Euro and to a lesser extent, the Japanese Yen and South Korean Won.

OEM Laser Sources

The gross profit percentage in our OLS segment increased by 5.0% to 50.2% in the first quarter of fiscal 2022 from 45.2% in the first quarter of fiscal 2021.

The 5.0% increase in gross profit percentage during the first quarter of fiscal 2022 was primarily due to favorable product margins (5.8%) due to the favorable impacts of higher capitalized variances, the absorption of manufacturing costs on higher revenues, the weaker Euro against the U.S. Dollar, the favorable impact of selective price increases for certain products and services and improved mix (both mix of product and service revenues). The favorable product costs were partially offset by higher other costs (0.8%) primarily due to higher inventory provisions for excess and obsolete inventory in certain business units and higher freight costs as a percentage of sales.

Industrial Lasers & Systems

The gross profit percentage in our ILS segment increased by 10.6% to 33.6% in the first quarter of fiscal 2022 from 23.0% in the first quarter of fiscal 2021.

The 10.6% increase in gross profit percentage during the first quarter of fiscal 2022 included a 4.3% favorable impact of lower restructuring costs, primarily related to lower write-offs of inventories, lower accelerated depreciation and lower severance costs due to the closure of certain manufacturing sites and 1.3% lower amortization of intangibles. Additionally, gross profit percentage increased 5.0% compared to the first quarter of fiscal 2021 primarily due to favorable product costs (2.7%), lower other costs (1.7%) due to lower accruals for contract losses and lower provisions for excess and obsolete inventory in our global tools and fiber components and CO2 products, and lower warranty and installation costs (0.6%) as a percentage of sales due to fewer warranty events, particularly for diode components products. Product costs, net of restructuring costs, were favorable primarily due to the favorable absorption of manufacturing costs due to higher sales volumes and the favorable impact of higher capitalized variances as well as favorable mix and pricing for global tools products and the favorable impact of selective price increases for certain products and services.

OPERATING EXPENSES:

	Three Months Ended
	January 1, 2022		January 2, 2021
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$29,769	7.8%	$28,221	8.6%
Selling, general and administrative	93,774	24.4%	74,228	22.8%
Merger and acquisition costs	977	0.3%	—	—%
Amortization of intangible assets	565	0.1%	597	0.2%
Total operating expenses	$125,085	32.6%	$103,046	31.6%

Research and development

Quarterly

Research and development ("R&D") expenses increased $1.5 million, or 5%, during the first quarter of fiscal 2022 compared to the same quarter one year ago. The increase was primarily due to $1.2 million higher employee-related spending due to headcount additions for certain projects and $0.7 million incremental spending due to the acquisition of EOT in April 2021, partially offset by $0.4 million lower charges for increases in deferred compensation plan liabilities. Net project spending was unchanged with higher spending on materials offset by the favorable impact of higher customer reimbursements.

On a segment basis as compared to the prior year period, OLS R&D spending increased $0.4 million with higher employee-related spending, the acquisition of EOT and higher spending on materials partially offset by higher customer reimbursements. ILS R&D spending increased $1.4 million primarily due to higher employee-related spending and higher spending on materials partially offset by higher customer reimbursements. Corporate and other R&D spending decreased $0.3M primarily due to lower charges for increases in deferred compensation plan liabilities.

Selling, general and administrative

Quarterly

Selling, general and administrative ("SG&A") expenses increased $19.5 million, or 26%, during the first quarter of fiscal 2022 compared to the same quarter one year ago. The increase was primarily due to $20.2 million higher stock-based compensation expense primarily resulting from the acceleration of vesting of restricted stock units for certain executives. SG&A expenses also increased due to $1.1 million higher other variable spending including higher consulting on special projects, higher spending on travel and higher other discretionary spending partially offset by lower rep commissions as well as $0.4 million incremental spending due to the acquisition of EOT in April 2021. Partially offsetting the increases, SG&A expenses decreased due to $2.2 million lower charges for increases in deferred compensation plan liabilities. Employee-related spending was unchanged with lower variable compensation, lower severance costs and the favorable impact of foreign exchange rates offset by higher costs due to merit increases, higher employee benefits costs and higher headcount.

On a segment basis as compared to the prior year period, OLS SG&A expenses increased $2.7 million primarily due to higher employee-related spending, the acquisition of EOT and higher variable spending on travel and other discretionary spending. ILS SG&A spending decreased $0.5 million primarily due to lower variable spending on rep commissions and facilities partially offset by higher employee-related spending. Corporate and other SG&A spending increased $17.3 million primarily due to higher stock-based compensation expense and higher consulting fees partially offset by lower charges for increases in deferred compensation plan liabilities and lower employee-related spending.

Merger and acquisition costs

In the first quarter of fiscal 2022, we recorded $1.0 million in merger and acquisition costs for legal and other consultants related to our merger agreement with II-VI.
Amortization of intangible assets

Amortization of intangible assets was flat in the three months ended January 1, 2022 compared to the same period last year.

OTHER INCOME (EXPENSE) — NET

Other income (expense), net, decreased by $3.9 million to an expense of $6.2 million in the first quarter of fiscal 2022 from an expense of $2.3 million in the first quarter of fiscal 2021. The decrease in net other expense was primarily due to $2.6 million lower gains/higher losses, net of expenses, on our deferred compensation plan assets, $1.2 million higher foreign exchange losses and a $0.3 million lower benefit from non-service pension expense partially offset by $0.4 million lower interest expense due to the payoff of our line of credit in October 2021 and the favorable impact of foreign exchange rates.

INCOME TAXES

Our effective tax rate on income before income taxes for the three months ended January 1, 2022 was 16.6%. Our effective tax rate for the three months ended January 1, 2022 was lower than the U.S. federal tax rate of 21% primarily due to the excess tax benefits from restricted stock unit vesting, the benefit of federal research and development tax credits, the benefit of a foreign-derived intangible income deduction and our Singapore tax exemption. These amounts are partially offset by the impact of income subject to foreign tax rates that are higher than the U.S. tax rates, limitations on the deductibility of compensation under Internal Revenue Code Section 162(m), stock-based compensation not deductible for tax purposes and the deferred taxes on foreign earnings not considered permanently reinvested.

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

LIQUIDITY AND CAPITAL RESOURCES

At January 1, 2022, we had assets classified as cash and cash equivalents and short-term investments, in an aggregate amount of $392.6 million, compared to $456.5 million at October 2, 2021. In addition, at January 1, 2022, we had $17.7 million of restricted cash. At January 1, 2022, approximately $320.6 million of our cash and securities was held in certain of our foreign subsidiaries and branches, $279.2 million of which was denominated in currencies other than the U.S. Dollar. Our foreign subsidiaries loaned approximately $124.3 million of funds to Coherent, Inc. to pay a termination fee of $217.6 million to Lumentum in March 2021. Our current business plans do not demonstrate a need for additional foreign funds to support our domestic operations and it is our intention to repay our borrowings to our foreign subsidiaries. If, however, a portion of our foreign funds are needed for and distributed to our operations in the United States via a dividend, we may be subject to additional foreign withholding taxes and certain state taxes. The amount of the U.S. and foreign taxes due would depend on the amount and manner of repatriation, as well as the location from where the funds are repatriated. We historically asserted our intention to indefinitely reinvest foreign earnings. As a result of the enactment of the U.S. Tax Cuts and Jobs Act ("Tax Act") and certain income tax treaty updates, we no longer consider foreign earnings to be indefinitely reinvested in our foreign subsidiaries. We actively monitor the third-party depository institutions that hold these assets, primarily focusing on the safety of principal and secondarily maximizing yield on these assets. We diversify our cash and cash equivalents and investments among various financial institutions, money market funds and other securities in order to reduce our exposure should any one of these financial institutions or financial instruments fail or encounter difficulties. To date, we have not experienced any material loss or lack of access to our invested cash, cash equivalents or short-term investments. However, we can provide no assurances that access to our invested cash, cash equivalents or short-term investments will not be impacted by adverse conditions in the financial markets. To date, we have had sufficient liquidity to manage the financial impact of COVID-19. However, we can provide no assurance that this will continue to be the case if the impact of COVID-19 is prolonged or if there is an extended impact on us or the economy in general. Further, COVID-19 has caused significant uncertainty and volatility in the credit markets. If our liquidity or access to capital becomes significantly constrained, or if costs of capital increase significantly due to the impact of COVID-19 as result of a volatility in the capital markets, a reduction in our creditworthiness or other factors, then our financial condition, results of operations and cash flows could be materially adversely affected.

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

	Three Months Ended
	January 1, 2022	January 2, 2021
	(in thousands)
Net cash provided by operating activities	$12,081	$74,931
Issuance of shares under employee stock plans	6,566	5,896
Net settlement of restricted common stock	(37,935)	(8,903)
Borrowings (repayments), net	(12,385)	(2,572)
Purchases of property and equipment	(16,884)	(15,073)

Net cash provided by operating activities decreased by $62.9 million for the first three months of fiscal 2022 compared to the same period one year ago. The decrease in cash provided by operating activities was primarily due to lower cash flows from accrued payroll, inventories, deferred income taxes, income taxes payable and other current liabilities partially offset by higher net income and non-cash adjustments. In order to support our liquidity during the pandemic, we have and will continue to take measures to increase available cash on hand, including, but not limited to, reducing discretionary spending for operating and capital expenses. To further support our liquidity, we elected to defer the payment of our employer portion of social security taxes beginning in April 2020 and through the end of calendar 2020, which we have paid or expect to pay in equal installments in the first quarters of fiscal 2022 (paid) and 2023, as provided for under the CARES Act. We believe that our existing cash, cash equivalents and short term investments combined with cash to be provided by operating activities will be adequate to cover our working capital needs and planned capital expenditures for at least the next 12 months to the extent such items are known or are reasonably determinable based on current business and market conditions, including consideration of the impact of COVID-19, and will be adequate to support our long-term liquidity needs. However, we may elect to finance certain of our capital expenditure requirements through other sources of capital. We continue to follow our strategy to further strengthen our financial position by using available cash flow to fund operations.

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

In the first three months of fiscal 2022, we made debt principal payments of $1.9 million, recorded interest expense on the Euro Term Loan of $3.0 million and recorded $0.7 million amortization of debt issuance costs. In the first three months of fiscal 2022, we recorded interest expense related to our Revolving Credit Facility of $0.0 million.

On October 29, 2021, we repaid the $10.0 million outstanding under the Revolving Credit Facility and the facility expired on November 5, 2021.

On October 29, 2021, we entered into a 10.0 million Euro letter of credit facility, rolled our existing letter of credit into that facility and deposited 10.5 million Euros with Barclays as cash collateral to secure the payment obligations under such facility, resulting in restricted cash of $11.8 million as of January 1, 2022.

Additional sources of cash available to us were international currency lines of credit and bank credit facilities totaling $14.5 million as of January 1, 2022, of which $12.8 million was unused and available. These unsecured international credit facilities were used in Europe during the first three months of fiscal 2022. As of January 1, 2022, we had utilized $1.7 million of the international credit facilities as guarantees in Europe.

Our ratio of current assets to current liabilities increased to 3.3:1 at January 1, 2022 compared to 3.1:1 at October 2, 2021. The increase in our ratio was primarily due to lower other current liabilities and lower short-term borrowings partially offset by lower cash and cash-equivalents. Our cash and cash equivalents and working capital are as follows:

	January 1, 2022	October 2, 2021
	(in thousands)
Cash and cash equivalents	$392,552	$456,534
Working capital	786,064	797,070

Contractual Obligations and Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as defined under Regulation S-K of the Securities Act of 1933. Information regarding our contractual obligations is provided in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8 "Notes to Consolidated Financial Statements" of our Annual Report on Form 10-K for the fiscal year ended October 2, 2021. There have been no material changes in contractual obligations outside of the ordinary course of business since October 2, 2021. Information regarding our other financial commitments at January 1, 2022 is provided in the Notes to Condensed Consolidated Financial Statements in this report.

Changes in Financial Condition

Cash provided by operating activities during the first three months of fiscal 2022 was $12.1 million, which included net income of $30.3 million, stock-based compensation expense of $31.9 million, depreciation and amortization of $12.4 million, amortization of operating ROU assets of $3.8 million and amortization of debt issuance cost of $0.7 million partially offset by cash used by operating assets and liabilities of $63.9 million (primarily lower accrued payroll, higher prepaid assets, higher inventories and lower accounts payable net of lower accounts receivable) and net increases in deferred tax assets of $4.1 million. Cash provided by operating activities during the first three months of fiscal 2021 was $74.9 million, which included cash provided by operating assets and liabilities of $27.8 million (primarily lower inventories and higher income taxes payable and accrued payroll partially offset by payments made for lease liabilities and higher prepaid assets), depreciation and amortization of $13.2 million, net increases in deferred tax assets of $12.6 million, stock-based compensation expense of $12.2 million, amortization of operating ROU assets of $4.4 million, non-cash restructuring charges of $3.5 million, amortization of debt issuance cost of $0.9 million and net income of $0.1 million.

Cash used in investing activities during the first three months of fiscal 2022 was $16.8 million, which included $16.8 million, net of proceeds from dispositions, used to acquire property and equipment and purchase and upgrade buildings. Cash used in investing activities during the first three months of fiscal 2021 was $13.4 million, which included $13.4 million, net of proceeds from dispositions, used to acquire property and equipment and purchase and upgrade buildings.

Cash used in financing activities during the first three months of fiscal 2022 was $43.8 million, which included $37.9 million in outflows due to net settlement of restricted stock units and $12.4 million net debt payments partially offset by $6.6 million generated from our employee stock purchase plan. Cash used in financing activities during the first three months of fiscal 2021 was $5.6 million, which included $8.9 million in outflows due to net settlement of restricted stock units and $2.6 million net debt payments partially offset by $5.9 million generated from our employee stock option and purchase plans.

Changes in exchange rates during the first three months of fiscal 2022 resulted in a decrease in cash balances of $3.8 million. Changes in exchange rates during the first three months of fiscal 2021 resulted in an increase in cash balances of $12.2 million.

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

Interest rate sensitivity

A portion of our investment portfolio is composed of fixed income securities. These securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately (whether due to changes in overall market rates or credit worthiness of the issuers of our individual securities) and uniformly by 10% from levels at January 1, 2022, the fair value of the portfolio, based on quoted market prices in active markets involving similar assets, would decline by an immaterial amount due to their short-term maturities. We have the ability to generally hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. If necessary, we may sell short-term investments prior to maturity to meet our liquidity needs.

At January 1, 2022, we had no available-for-sale debt securities.

We are exposed to market risks related to fluctuations in interest rates related to our Euro Term Loan. As of January 1, 2022, we owed $396.2 million on this loan with an interest rate of 3.0% as of January 1, 2022. We performed a sensitivity analysis on the outstanding portion of our debt obligation as of January 1, 2022. Should the current average interest rate increase or decrease by 10%, the resulting annual increase or decrease to interest expense would be approximately $1.2 million as of January 1, 2022.

Foreign currency exchange risk

We maintain operations in various countries outside of the United States and have foreign subsidiaries that manufacture and sell our products in various global markets. The majority of our sales are transacted in U.S. Dollars. However, we do generate revenues in other currencies, primarily the Euro, Chinese Renminbi, South Korean Won, Japanese Yen and British Pound. Additionally we have operations in different countries around the world with costs incurred in the foregoing currencies and other local currencies, such as Singapore Dollar, Malaysian Ringgit, Swiss Franc, Taiwan Dollar, Swedish Krona, Canadian Dollar and Vietnamese Dong. As a result, our earnings, cash flows and cash balances are exposed to fluctuations in foreign currency exchange rates. For example, because of our significant manufacturing operations in Europe and resulting expenses and costs, a weakening Euro is advantageous and a strengthening Euro is disadvantageous to our financial results. We attempt to limit these exposures through financial market instruments. We utilize derivative instruments, primarily forward contracts with maturities of two months or less, to manage our exposure associated with net asset and liability positions denominated in foreign currencies. Gains and losses on the forward contracts are mitigated by gains and losses on the underlying instruments. We do not use derivative financial instruments for trading purposes.

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

A hypothetical 10% change in foreign currency rates on our forward contracts would not have a material impact on our results of operations, cash flows or financial position. For example, a 10% change in the Euro as of January 1, 2022 would amount to less than a 0.5% change on our consolidated balance sheet.

At January 1, 2022, approximately $320.6 million of our cash, cash equivalents and short-term investments were held outside the U.S. in certain of our foreign operations, $279.2 million of which was denominated in currencies other than the U.S. dollar.

See Note 7, "Derivative Instruments and Hedging Activities" in Notes to Condensed Consolidated Financial Statements for further discussion of our derivatives and hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

Management's Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of January 1, 2022 ("Evaluation Date"). The controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended January 1, 2022.

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

ITEM 1A. RISK FACTORS
You should carefully consider the followings risks when considering an investment in our common stock. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our common stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by us. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under "Forward-Looking Statements" of our Annual Report on Form 10-K for the fiscal year ended October 2, 2021 and the risks described elsewhere in this quarterly report. Additionally, these risks and uncertainties described herein are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our business, results of operations or financial condition.

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

Completion of the Merger is subject to customary closing conditions, including (i) the absence of certain legal impediments and (ii) regulatory approvals in applicable jurisdictions including the United States, Germany, China and South Korea. The only regulatory approvals which are open are China and South Korea. Many of the conditions to completion of the Merger are not within either our or II-VI's control, and we cannot predict when or if these conditions will be satisfied (or waived, as applicable).

The II-VI Merger Agreement contains customary mutual termination rights for us and II-VI, including if the Merger is not completed by December 25, 2021 (which was automatically extended to March 25, 2022, in light of regulatory closing conditions remaining outstanding and which is subject to further automatic extension first to June 25, 2022 and then to September 25, 2022, in each case, to the extent the regulatory closing conditions remain outstanding).

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

Coherent and II-VI estimate that, as of immediately following completion of the Merger, holders of Coherent common stock immediately prior to the Merger will hold approximately 14% of the combined company (based on fully diluted shares outstanding of the combined company as of December 31, 2021). Consequently, former Coherent stockholders will have less influence over the management and policies of II-VI than they currently have over the management and policies of Coherent.

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

The ultimate success of the Merger will depend, in part, on II-VI's ability to realize the anticipated benefits and cost savings from combining the businesses of II-VI and Coherent. The anticipated benefits and cost savings of the Merger may not be realized fully or at all, may take longer to realize than expected or could have other adverse effects that we do not currently foresee. The integration process may, for us and II-VI, result in the loss of key employees, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures and policies. There could be potential unknown liabilities and unforeseen expenses associated with the Merger that were not discovered in the course of performing due diligence.

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

Please refer to "Coronavirus pandemic (COVID-19)" under "Significant Events" in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional discussion of the risks related to the COVID-19 pandemic and its impact on the Company.

COMPANY AND OPERATIONAL RISKS

Our operating results and stock price have varied in the past and will continue to be subject to fluctuations in the future based upon numerous factors, including those discussed in this Part II, Item 1A and throughout this report.

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

•fluctuations in demand for our products or downturns in the industries that we serve, particularly the continued build-out of the capacity for the manufacture of OLED and the increased use of the installed base of our products in such manufacturing;

•the ability of our suppliers, both internal and external, to produce and deliver components and parts, including sole or limited source components, in a timely manner, in the quantity, quality and prices desired, especially given the ongoing, global semiconductor chip shortage;

•the timing of receipt of bookings and the timing of and our ability to ultimately convert bookings to net sales;

•the concentration of a significant amount of our backlog, and resultant net sales, with a few customers in the Microelectronics market;

•rescheduling of shipments or cancellation of orders by our customers;

•fluctuations in our product mix;

•the ability of our customers' other suppliers to provide sufficient material to support our customers' products, especially as a result of disruptions in supply as a result of the current challenges in the global supply chain;

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

We depend on sole source or limited source suppliers, as well as on our own production capabilities, for some of the key components and materials, including exotic materials, certain cutting-edge optics and crystals, aluminum and magnesium, used in our products, which makes us susceptible to supply shortages or price fluctuations that could adversely affect our business, particularly our ability to meet our customers' delivery requirements.

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

Disruption in the global supply chain could negatively impact our businesses.

During 2021, companies around the world experienced supply chain disruptions which led to widespread shortages of many components used in the manufacture of their products. For example, the global availability of semiconductor chips and other electronic components experienced widespread shortages and we anticipate that such shortages will continue in 2022. While the products we sell are sourced from a wide variety of domestic and international vendors, any disruption in our supply chain or inability to find qualified vendors and access products that meet requisite quality and safety standards in a timely and efficient manner could adversely impact our businesses. The loss or disruption of such supply arrangements for any reason, including for issues such as COVID-19 or other health epidemics or pandemics, labor disputes, loss or impairment of key manufacturing sites, inability to procure sufficient raw materials, quality control issues, ethical sourcing issues, a supplier’s financial distress, natural disasters, looting, vandalism or acts of war or terrorism, trade sanctions or other external factors over which we have no control, could interrupt product supply and, if not effectively managed and remedied, have a material adverse impact on our business operations, financial condition and results of operations.

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

In the flat panel display market, it is unclear when the timing will be, or whether it will occur at all, for any further build-out of fabs for the manufacture of OLED screens, and there are a relatively limited number of manufacturers who are the end customers for our annealing products. In the first quarter of fiscal 2022, Advanced Process Systems Corporation, an integrator in the flat panel display market based in South Korea, contributed more than 10% of our revenue. Given macroeconomic conditions, varying consumer demand and technical process limitations at manufacturers, we may see fluctuations in orders, including periods with no or few orders, and our customers may seek to reschedule or cancel orders.

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

For the three months ended January 1, 2022, 76% of our net sales were derived from customers outside of the United States. For fiscal 2021, 2020 and 2019, 77%, 76% and 76%, respectively, of our net sales were derived from customers outside of the United States. We anticipate that international sales, particularly in Asia, will continue to account for a significant portion of our net sales in the foreseeable future.

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

We are also subject to the risks of fluctuating foreign currency exchange rates, which could materially adversely affect the sales price of our products in foreign markets, as well as the costs and expenses of our international subsidiaries, particularly if we have a significant amount of manufacturing costs denominated in one currency (e.g., the Euro) compared to the sales of those same products to customers denominated in another currency (e.g., the U.S. Dollar). While we use forward exchange contracts and other risk management techniques to hedge our foreign currency exposure, we remain exposed to the economic risks of foreign currency fluctuations.

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

In November 2016, we entered into a credit agreement (the "Credit Agreement"), which provided for a 670.0 million Euro term loan (the "Euro Term Loan"), all of which was drawn, and a $100.0 million revolving credit facility (the "Revolving Credit Facility"), under which a 10 million Euro letter of credit was issued. As of January 1, 2022, 349.8 million Euros were outstanding under the Euro Term Loan. On October 29, 2021, we repaid outstanding borrowings under the Revolving Credit Facility, and on November 5, 2021, the Revolving Credit Facility terminated. In connection with the termination of our Revolving Credit Facility, on October 29, 2021, we entered into a 10.0 million Euro letter of credit facility, rolled our existing letter of credit into that facility and deposited 10.5 million Euros with Barclays as cash collateral to secure the payment obligations under such facility. We may incur additional indebtedness in the future by entering into new financing arrangements. Our ability to pay interest and repay the principal of our current indebtedness is dependent upon our ability to manage our business operations and the ongoing interest rate environment. There can be no assurance that we will be able to manage any of these risks successfully.

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

Although we have not recognized any material losses on our cash, cash equivalents and short-term investments, future declines in their market values could have a material adverse effect on our financial condition and operating results. Given the global nature of our business, we have investments both domestically and internationally. There has recently been growing pressure on the creditworthiness of sovereign nations, particularly in Europe where a significant portion of our cash, cash equivalents and short-term investments are invested, which results in corresponding pressure on the valuation of the securities issued by such nations. Additionally, our overall investment portfolio is often concentrated in government-issued securities such as U.S. Treasury securities and government agencies, corporate notes, commercial paper and money market funds. Credit ratings and pricing of these investments can be negatively impacted by liquidity, credit deterioration or losses, financial results, or other factors. Additionally, liquidity issues or political actions by sovereign nations could result in decreased values for our investments in certain government securities. As a result, the value or liquidity of our cash, cash equivalents and short-term investments could decline or become materially impaired, which could have a material adverse effect on our financial condition and operating results. See Part I, Item 3 "Quantitative and Qualitative Disclosures about Market Risk."

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

As part of our day-to-day business, we store our data and certain data about our customers in our global information technology system. While our system is designed with access security, if a third party gains unauthorized access to our data, including any regarding our customers, such a security breach could expose us to a risk of loss of this information, loss of business, litigation and possible liability. Our security measures may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance or otherwise. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as usernames, passwords or other information in order to gain access to our customers' data or our data, including our intellectual property and other confidential business information, or our information technology systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any unauthorized access could result in a loss of confidence by our customers, damage our reputation, disrupt our business, lead to legal liability and negatively impact our future sales. Additionally, such actions could result in significant costs associated with loss of our intellectual property, impairment of our ability to conduct our operations, rebuilding our network and systems, prosecuting and defending litigation, responding to regulatory inquiries or actions, paying damages or taking other remedial steps.

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

In addition, political and social turmoil related to international conflicts, terrorist acts, civil unrest and mass migration may put further pressure on economic conditions in the United States and the rest of the world. Unstable economic, political and social conditions make it difficult for our customers, our suppliers and us to accurately forecast and plan future business activities. If such conditions persist, our business, financial condition and results of operations could suffer. Additionally, unstable economic conditions can provide significant pressures and burdens on individuals, which could cause them to engage in inappropriate business conduct. See Part I, Item 4 "Controls and Procedures."

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Not applicable.

ITEM 6. EXHIBITS

Incorporated by reference herein
Exhibit Numbers	Description	Form	Exhibit No.	Filing Date	File No.

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Furnished herewith.

COHERENT, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coherent, Inc.
(Registrant)

Date:	February 9, 2022	/s/:	ANDREAS W. MATTES
Andreas W. Mattes
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 9, 2022	/s/:	KEVIN S. PALATNIK
Kevin S. Palatnik
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)