Form 10-Q
period 2022-04-02
COHERENT INC
filed 2022-05-11
CIK 21510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ___________________________________________________
FORM 10-Q
 ___________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 2, 2022
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

 The number of shares outstanding of the registrant's common stock, par value $.01 per share, on May 6, 2022 was 24,812,422.
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
•We face risks related to our pending merger with II-VI Incorporated ("II-VI"), including our requirement to comply with certain restrictions on our operations until closing, the possibility that the merger agreement with II-VI will be terminated or expire prior to the completion of the merger, diversion of management's attention, potential business uncertainty, including disruption of our relationships with third parties and employees, restrictions on our business activities and litigation related to the merger.
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
•Disruption in the global supply chain has negatively impacted and may continue to negatively impact our businesses.
•Russia’s invasion of Ukraine and the resulting conflict has had a negative impact on our business, may continue to negatively impact our business and may have a negative impact on our results of operations.
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
•The markets in which we sell our products are intensely competitive and increased competition could cause reduced sales levels, lower prices, reduced gross margins or the loss of market share.
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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share data)

	Three Months Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Net sales	$370,204	$373,982	$754,711	$700,035
Cost of sales	215,670	232,957	432,613	439,014
Gross profit	154,534	141,025	322,098	261,021
Operating expenses:
Research and development	31,679	32,007	61,448	60,228
Selling, general and administrative	66,517	72,662	160,291	146,890
Merger and acquisition costs	1,044	231,996	2,021	231,996
Amortization of intangible assets	563	596	1,128	1,193
Total operating expenses	99,803	337,261	224,888	440,307
Income (loss) from operations	54,731	(196,236)	97,210	(179,286)
Other income (expense):
Interest income	168	110	261	272
Interest expense	(3,764)	(4,512)	(7,859)	(8,989)
Other—net	(2,133)	1,876	(4,316)	3,902
Total other expense, net	(5,729)	(2,526)	(11,914)	(4,815)
Income (loss) before income taxes	49,002	(198,762)	85,296	(184,101)
Provision for (benefit from) income taxes	15,326	(40,547)	21,355	(26,030)
Net income (loss)	$33,676	$(158,215)	$63,941	$(158,071)

Net income (loss) per share:
Basic	$1.36	$(6.49)	$2.60	$(6.50)
Diluted	$1.35	$(6.49)	$2.57	$(6.50)

Shares used in computation:
Basic	24,708	24,389	24,625	24,326
Diluted	24,935	24,389	24,927	24,326

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in thousands)

	Three Months Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Net income (loss)	$33,676	$(158,215)	$63,941	$(158,071)
Other comprehensive income (loss): (1)
Translation adjustment, net of taxes (2)	(7,725)	(7,358)	(9,030)	8,676
Changes in unrealized gains and losses on available-for-sale securities, net of taxes (3)	—	(1)	—	2
Defined benefit pension plans, net of taxes (4)	2,771	223	2,779	(95)
Other comprehensive income (loss), net of tax	(4,954)	(7,136)	(6,251)	8,583
Comprehensive income (loss)	$28,722	$(165,351)	$57,690	$(149,488)

(1)    Reclassification adjustments were not significant during the three and six months ended April 2, 2022 and April 3, 2021.

(2)     Tax benefits of $2,469 and $4,593 were provided on translation adjustments during the three and six months ended April 2, 2022, respectively. Tax expenses (benefits) of $(4,411) and $856 were provided on translation adjustments during the three and six months ended April 3, 2021, respectively.

(3)    Tax expenses (benefits) were not provided on changes in unrealized gains and losses on available-for-sale securities during the three and six months ended April 2, 2022. Tax expenses of $0 and $1 were provided on changes in unrealized gains and losses on available-for-sale securities during the three and six months ended April 3, 2021, respectively.

(4)     Tax expenses of $421 and $412 were provided on changes in defined benefit pension plans for the three and six months ended April 2, 2022, respectively. Tax expenses of $95 and $32 were provided on changes in defined benefit pension plans for the three and six months ended April 3, 2021, respectively.

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except par value)

	April 2, 2022	October 2, 2021
ASSETS
Current assets:
Cash and cash equivalents	$402,020	$456,534
Restricted cash	1,457	1,527
Accounts receivable—net of allowances of $6,454 and $6,605, respectively	262,956	249,389
Inventories	417,275	392,241
Prepaid expenses and other assets	91,884	79,594
Total current assets	1,175,592	1,179,285
Property and equipment, net	305,916	302,613
Goodwill	102,746	105,261
Intangible assets, net	12,133	14,740
Non-current restricted cash	6,998	4,460
Other assets	267,010	282,571
Total assets	$1,870,395	$1,888,930

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings and current-portion of long-term obligations	$9,571	$18,395
Accounts payable	106,071	104,539
Income taxes payable	35,207	20,991
Other current liabilities	203,114	238,290
Total current liabilities	353,963	382,215
Long-term obligations	401,540	425,800
Other long-term liabilities	180,698	212,730
Commitments and contingencies (Note 13)
Stockholders' equity:
Common stock, Authorized—500,000 shares, par value $0.01 per share:
Outstanding— 24,779 shares and 24,538 shares, respectively	246	244
Additional paid-in capital	131,452	123,135
Accumulated other comprehensive loss	(27,069)	(20,818)
Retained earnings	829,565	765,624
Total stockholders' equity	934,194	868,185
Total liabilities and stockholders' equity	$1,870,395	$1,888,930

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited; in thousands)

	Common Stock Shares	Common Stock Par Value	Add. Paid-in Capital	Accum. Other Comp. Income (Loss)	Retained Earnings	Total
Balances, October 3, 2020	24,257	$241	$80,275	$(25,667)	$872,375	$927,224
Common stock issued under stock plans, net of shares withheld for employee taxes	190	2	(3,009)	—	—	(3,007)
Stock-based compensation	—	—	11,798	—	—	11,798
Net income	—	—	—	—	144	144
Other comprehensive income, net of tax	—	—	—	15,719	—	15,719
Balances, January 2, 2021	24,447	$243	$89,064	$(9,948)	$872,519	$951,878
Common stock issued under stock plans, net of shares withheld for employee taxes	17	—	(348)	—	—	(348)
Stock-based compensation	—	—	8,774	—	—	8,774
Net loss	—	—	—	—	(158,215)	(158,215)
Other comprehensive loss, net of tax	—	—	—	(7,136)	—	(7,136)
Balances, April 3, 2021	24,464	$243	$97,490	$(17,084)	$714,304	$794,953

	Common Stock Shares	Common Stock Par Value	Add. Paid-in Capital	Accum. Other Comp. Income (Loss)	Retained Earnings	Total
Balances, October 2, 2021	24,538	$244	$123,135	$(20,818)	$765,624	$868,185
Common stock issued under stock plans, net of shares withheld for employee taxes	226	2	(31,371)	—	—	(31,369)
Stock-based compensation	—	—	32,200	—	—	32,200
Net income	—	—	—	—	30,265	30,265
Other comprehensive loss, net of tax	—	—	—	(1,297)	—	(1,297)
Balances, January 1, 2022	24,764	$246	$123,964	$(22,115)	$795,889	$897,984
Common stock issued under stock plans, net of shares withheld for employee taxes	15	—	(1,429)	—	—	(1,429)
Stock-based compensation	—	—	8,917	—	—	8,917
Net income	—	—	—	—	33,676	33,676
Other comprehensive loss, net of tax	—	—	—	(4,954)	—	(4,954)
Balances, April 2, 2022	24,779	$246	$131,452	$(27,069)	$829,565	$934,194

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended
	April 2, 2022	April 3, 2021
Cash flows from operating activities:
Net income (loss)	$63,941	$(158,071)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	22,789	21,590
Amortization of intangible assets	2,213	5,065
Deferred income taxes	386	(43,592)
Amortization of debt issuance cost	1,424	1,741
(Gain) loss on sale of assets	(1,352)	—
Stock-based compensation	40,950	21,277
Non-cash restructuring charges (benefits)	(27)	4,067
Amortization of right of use assets	7,488	8,879
Other non-cash expense	2,927	194
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(17,971)	(27,775)
Inventories	(36,838)	30,097
Prepaid expenses and other assets	(13,074)	(9,639)
Other long-term assets	9,057	7,504
Accounts payable	4,142	30,856
Income taxes payable/receivable	4,510	19,635
Operating lease liabilities	(7,634)	(8,850)
Other current liabilities	(27,807)	38,655
Other long-term liabilities	(16,315)	(9,952)
Net cash provided by (used in) operating activities	38,809	(68,319)

Cash flows from investing activities:
Purchases of property and equipment	(35,002)	(37,045)
Proceeds from dispositions of property and equipment	3,190	1,951
Proceeds from sales and maturities of available-for-sale securities	—	20,221
Net cash used in investing activities	(31,812)	(14,873)

Cash flows from financing activities:
Repayments of short-term borrowings	(10,896)	(939)
Repayments of long-term borrowings	(3,796)	(4,221)
Issuance of common stock under employee stock purchase plans	6,566	5,896
Net settlement of restricted common stock	(39,364)	(9,251)
Net cash used in financing activities	(47,490)	(8,515)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(11,553)	5,278
Net decrease in cash, cash equivalents and restricted cash	(52,046)	(86,429)
Cash, cash equivalents and restricted cash, beginning of period	462,521	445,520
Cash, cash equivalents and restricted cash, end of period	$410,475	$359,091

Non-cash investing and financing activities:
Unpaid property and equipment purchases	$3,413	$4,623

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows.

	April 2, 2022	April 3, 2021
Cash and cash equivalents	$402,020	$353,049
Restricted cash, current	1,457	1,534
Restricted cash, non-current	6,998	4,508
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$410,475	$359,091
See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto filed by Coherent, Inc. on Form 10-K for the fiscal year ended October 2, 2021. In the opinion of management, all adjustments necessary for a fair presentation of financial condition and results of operation as of and for the periods presented have been made and include only normal recurring adjustments. Interim results of operations are not necessarily indicative of results to be expected for the year or any other interim periods. Our fiscal year ends on the Saturday closest to September 30 and our second fiscal quarter includes 13 weeks of operations in both fiscal 2022 and fiscal 2021. Fiscal 2022 and 2021 include 52 weeks.

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

The COVID-19 pandemic has significantly increased economic uncertainty and decreased demand for our products in some markets we serve, which could continue for an unknown period of time. In these circumstances, there may be developments outside of our control, including the length and extent of the pandemic, government-imposed measures and our ability to ship products and/or service installed products that may require us to adjust our operating plans. As such, given the dynamic nature of this situation, we cannot predict the future impacts of COVID-19 on our financial condition, results of operations or cash flows. However, it could have an adverse impact on our revenue as well as our overall profitability and may lead to an increase in inventory provisions, allowances for credit losses, and a volatile effective tax rate driven by changes in the mix of earnings across our markets.

2.    RECENT ACCOUNTING STANDARDS

Recently Issued Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-04, Reference Rate Reform ("Topic 848"). Topic 848 provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate ("LIBOR") or by another reference rate expected to be discontinued. The guidance was effective beginning March 12, 2020 and can be applied prospectively through December 31, 2022. In January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform - Scope," which clarified the scope and application of the original guidance. We will adopt these standards when LIBOR is discontinued and do not expect them to have a material impact on our condensed consolidated financial statements or related disclosures.

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

The following tables summarize revenue from contracts with customers (in thousands):

Sales by revenue type and segment

	Three Months Ended
	April 2, 2022		April 3, 2021
	OEM Laser Sources	Industrial Lasers & Systems	OEM Laser Sources	Industrial Lasers & Systems
Net sales:
Products(1)	$135,842	$110,126	$130,458	$121,610
Other product and service revenues(2)	95,459	28,777	92,790	29,124
Total net sales	$231,301	$138,903	$223,248	$150,734
(1) Net sales primarily recognized at a point in time.
(2) Includes sales of spare parts, related accessories and other consumable parts as well as revenues from service agreements, of which $17.7 million and $16.5 million for the three months ended April 2, 2022 and April 3, 2021, respectively, were recognized over time.

	Six Months Ended
	April 2, 2022		April 3, 2021
	OEM Laser Sources	Industrial Lasers & Systems	OEM Laser Sources	Industrial Lasers & Systems
Net sales:
Products(1)	$284,367	$225,767	$256,035	$210,922
Other product and service revenues(2)	189,904	54,673	178,375	54,703
Total net sales	$474,271	$280,440	$434,410	$265,625
(1) Net sales primarily recognized at a point in time.
(2) Includes sales of spare parts, related accessories and other consumable parts as well as revenues from service agreements, of which $35.2 million and $32.5 million for the six months ended April 2, 2022 and April 3, 2021, respectively, were recognized over time.

Sales by market application and segment

	Three Months Ended
	April 2, 2022		April 3, 2021
	OEM Laser Sources	Industrial Lasers & Systems	OEM Laser Sources	Industrial Lasers & Systems
Net sales:
Microelectronics	$137,377	$22,983	$138,181	$30,096
Precision manufacturing	16,219	88,188	15,771	91,627
Instrumentation	72,192	18,047	67,078	21,255
Aerospace and defense	5,513	9,685	2,218	7,756
Total net sales	$231,301	$138,903	$223,248	$150,734

	Six Months Ended
	April 2, 2022		April 3, 2021
	OEM Laser Sources	Industrial Lasers & Systems	OEM Laser Sources	Industrial Lasers & Systems
Net sales:
Microelectronics	$286,380	$47,002	$266,354	$50,771
Precision manufacturing	30,660	178,301	27,630	161,218
Instrumentation	147,205	36,977	134,354	39,206
Aerospace and defense	10,026	18,160	6,072	14,430
Total net sales	$474,271	$280,440	$434,410	$265,625

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

A roll forward of our customer deposits and deferred revenue is as follows (in thousands):

	Six Months Ended
	April 2, 2022	April 3, 2021
Beginning balance (1)	$65,404	$56,339
Additions to customer deposits and deferred revenue	119,390	105,775
Amount of customer deposits and deferred revenue recognized in income(2)	(106,698)	(91,248)
Translation adjustments	(1,026)	(164)
Ending balance (3)	$77,070	$70,702

(1) Beginning customer deposits and deferred revenue as of October 2, 2021 include $49,445 of current portion and $15,959 of long-term portion. Beginning customer deposits and deferred revenue as of October 3, 2020 include $42,715 of current portion and $13,624 of long-term portion.

(2) Amount of customer deposits and deferred revenue recognized in the three months ended April 2, 2022 and April 3, 2021 was $58,065 and $49,167, respectively.

(3) Ending customer deposits and deferred revenue as of April 2, 2022 include $61,449 of current portion and $15,621 of long-term portion. Ending customer deposits and deferred revenue as of April 3, 2021 include $57,116 of current portion and $13,586 of long-term portion.

Remaining performance obligations represent the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied as of the end of the reporting period. The following table includes estimated revenue expected to be recognized in the future related to performance obligations for sales of maintenance agreements, extended warranties, installation, and contracts with customer acceptance provisions included in customer deposits and deferred revenue as of April 2, 2022 (in thousands):

	Remainder of fiscal 2022	Thereafter	Total
Performance obligations as of April 2, 2022	$54,208	$22,862	$77,070

4.     BUSINESS COMBINATIONS
Merger Agreements
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

The completion of the proposed Merger is subject to customary closing conditions, including, among others the expiration or termination of the required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended ("HSR Act") and regulatory approvals in applicable jurisdictions including Germany, China and South Korea. As previously disclosed, II-VI and Coherent refiled their respective Premerger Notification and Report Form (the "HSR Notification") on May 2, 2022. The HSR Notification, which triggers a 30-day review period, was made prior to the one-year expiration of II-VI's and Coherent's initial HSR Notification filed last year. II-VI and Coherent continue cooperative discussions with the State Administration for Market Regulation of China ("SAMR"). Accordingly, other than the regulatory approval in China and the United States, there are no other open regulatory closing conditions to the proposed Merger.

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

We expensed $0.4 million, $0.0 million and $0.1 million of acquisition-related costs as merger and acquisition costs in our condensed consolidated statements of operations in fiscal 2021 and the three and six months ended April 2, 2022, respectively.

5.    FAIR VALUES

We have not changed our valuation techniques in measuring the fair value of any financial assets and liabilities during the period. We recognize transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers between levels during the periods presented. As of April 2, 2022 and October 2, 2021, we had one investment carried on a cost basis. If we were to fair value this investment, it would be based upon Level 3 inputs. This investment is not considered material to our condensed consolidated financial statements.

We measure the fair value of outstanding debt obligations for disclosure purposes on a recurring basis. As of April 2, 2022, the current and long-term portion of long-term obligations of $9.6 million and $401.5 million, respectively, are reported at amortized cost. As of October 2, 2021, the current and long-term portion of long-term obligations of $8.4 million and $425.8 million, respectively, are reported at amortized cost. These outstanding obligations are classified as Level 2 as they are not actively traded and are valued using a discounted cash flow model that uses observable market inputs. Based on the discounted cash flow model, the fair value of the outstanding debt approximates amortized cost.

Financial assets and liabilities measured at fair value as of April 2, 2022 and October 2, 2021 are summarized below (in thousands):

	Aggregate Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Aggregate Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	April 2, 2022			October 2, 2021
		(Level 1)	(Level 2)		(Level 1)	(Level 2)
Assets:
Cash equivalents:
Money market fund deposits	$35,648	$35,648	$—	$112,748	$112,748	$—
Certificates of deposit	41,628	41,628	—	42,506	42,506	—
Prepaid and other assets:
Foreign currency contracts (1)	600	—	600	783	—	783
Money market fund deposits — Deferred comp and supplemental plan (2)	424	424	—	463	463	—
Mutual funds — Deferred comp and supplemental plan (2)	7,256	7,256	—	15,443	15,443	—
Total	$85,556	$84,956	$600	$171,943	$171,160	$783

Liabilities:
Other current liabilities:
Foreign currency contracts (1)	(445)	—	(445)	(4,253)	—	(4,253)
Total	$85,111	$84,956	$155	$167,690	$171,160	$(3,470)
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

We had no short-term investments at April 2, 2022 or October 2, 2021.

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

Non-Designated Derivatives

The total outstanding notional contract and fair value asset (liability) amounts of non-designated hedge contracts, with maximum maturity of two months, are as follows (in thousands):

	U.S. Notional Contract Value		U.S. Fair Value
	April 2, 2022	October 2, 2021	April 2, 2022	October 2, 2021
Foreign currency hedge contracts
Purchase	$223,610	$236,943	$(212)	$(4,108)
Sell	$(37,671)	$(64,308)	$367	$638

The fair value of our derivative instruments is included in prepaid expenses and other assets and in other current liabilities in our condensed consolidated balance sheets. See Note 5, "Fair Values."

During the three and six months ended April 2, 2022 we recognized losses of $3.4 million and $6.3 million, respectively, in other income (expense) for derivative instruments not designated as hedging instruments. During the three and six months ended April 3, 2021 we recognized losses of $0.5 million and $1.5 million, respectively, in other income (expense) for derivative instruments not designated as hedging instruments.

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

8.    GOODWILL AND INTANGIBLE ASSETS

During the quarter ended April 2, 2022, we noted no indications of impairment or triggering events to cause us to review goodwill for potential impairment. We will conduct our annual goodwill testing during our fourth fiscal quarter.

The changes in the carrying amount of goodwill, all of which is in the OEM Laser Sources ("OLS") segment, for the period from October 2, 2021 to April 2, 2022 are as follows (in thousands):

OEM Laser Sources
Balance as of October 2, 2021	$105,261
Translation adjustments	(2,515)
Balance as of April 2, 2022	$102,746

Components of our amortizable intangible assets are as follows (in thousands):

	April 2, 2022			October 2, 2021
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Existing technology	$14,619	$(11,711)	$2,908	$39,524	$(35,522)	$4,002
Customer relationships	21,316	(13,084)	8,232	22,101	(12,586)	9,515
Production know-how	2,300	(1,607)	693	2,300	(1,377)	923
In-process research & development	300	—	300	300	—	300
Total	$38,535	$(26,402)	$12,133	$64,225	$(49,485)	$14,740

For accounting purposes, when an intangible asset is fully amortized, it is removed from the disclosure schedule.

Amortization expense for intangible assets for the six months ended April 2, 2022 and April 3, 2021 was $2.2 million and $5.1 million, respectively. The change in the accumulated amortization also includes a $0.9 million decrease and $0.1 million increase of foreign exchange impact for the six months ended April 2, 2022 and April 3, 2021, respectively.

At April 2, 2022, estimated amortization expense for the remainder of fiscal 2022 and the next five succeeding fiscal years are as follows (in thousands):

Estimated Amortization Expense
2022 (remainder)	$1,673
2023	3,335
2024	2,552
2025	2,233
2026	1,884
2027	156
Total(1)	$11,833
(1) Excluding in-process research & development

9.    BALANCE SHEET DETAILS

Inventories consist of the following (in thousands):

	April 2, 2022	October 2, 2021
Purchased parts and assemblies	$122,698	$107,965
Work-in-process	174,396	168,775
Finished goods	120,181	115,501
Total inventories	$417,275	$392,241

Prepaid expenses and other assets consist of the following (in thousands):

	April 2, 2022	October 2, 2021
Prepaid and refundable income taxes	$39,814	$34,979
Other taxes receivable	15,998	15,568
Prepaid expenses and other assets	36,072	29,047
Total prepaid expenses and other assets	$91,884	$79,594

As of April 2, 2022 and October 2, 2021, the allowance for credit losses on our trade receivables was $4.1 million and $4.4 million, respectively.

Other assets consist of the following (in thousands):

	April 2, 2022	October 2, 2021
Assets related to deferred compensation arrangements	$27,668	$37,410
Deferred tax assets	156,275	153,685
Right of use assets, net - operating leases (see Note 11)	67,886	76,670
Right of use assets, net - finance leases (see Note 11)	—	26
Other assets	15,181	14,780
Total other assets	$267,010	$282,571

Other current liabilities consist of the following (in thousands):

	April 2, 2022	October 2, 2021
Accrued payroll and benefits	$67,087	$101,380
Operating lease liability, current (see Note 11)	14,245	15,230
Finance lease liability, current (see Note 11)	—	22
Deferred revenue	29,358	30,081
Warranty reserve	30,085	31,057
Accrued expenses and other	30,248	41,156
Customer deposits	32,091	19,364
Total other current liabilities	$203,114	$238,290

Components of the reserve for warranty costs during the first six months of fiscal 2022 and 2021 were as follows (in thousands):

	Six Months Ended
	April 2, 2022	April 3, 2021
Beginning balance	$31,057	$35,032
Additions related to current period sales	18,749	15,530
Warranty costs incurred in the current period	(18,961)	(18,128)
Adjustments to accruals related to foreign exchange and other	(760)	261
Ending balance	$30,085	$32,695

Other long-term liabilities consist of the following (in thousands):

	April 2, 2022	October 2, 2021
Long-term taxes payable	$12,420	$17,634
Operating lease liability, long-term (see Note 11)	57,148	65,479
Deferred compensation	29,768	39,693
Defined benefit plan liabilities	39,028	44,110
Deferred tax liabilities	18,896	19,356
Deferred revenue	15,621	15,959
Asset retirement obligations liability	5,411	5,991
Other long-term liabilities	2,406	4,508
Total other long-term liabilities	$180,698	$212,730

10.  BORROWINGS

On December 21, 2020, Coherent LaserSystems GmbH & Co. KG entered into a loan agreement with Commerzbank for borrowings of up to 24.0 million Euros, to be drawn down by October 29, 2021, to finance a portion of the construction of a new facility in Germany. The term of the loan is 10 years and borrowings bear interest at 1.55% per annum. Payments will be payable quarterly beginning in the third quarter of fiscal 2022. As of April 2, 2022, 24.0 million Euros have been withdrawn under this loan facility. The loan agreement contains customary affirmative loan covenants. We were in compliance with all covenants at April 2, 2022.

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

As of April 2, 2022, the outstanding principal amount of the Euro Term Loan was 348.2 million Euros. On October 29, 2021, we repaid the $10.0 million outstanding under the Revolving Credit Facility and the facility expired on November 5, 2021.

On October 29, 2021, we entered into a 10.0 million Euro letter of credit facility, rolled our existing letter of credit into that facility and deposited $10.5 million Euros with Barclays as cash collateral to secure the payment obligations under such facility. We then terminated that facility on March 1, 2022. No cash was restricted under this facility as of April 2, 2022.

Loans under the Credit Agreement bear interest, at the Borrower's option, at a rate equal to either (i)(x) in the case of calculations with respect to U.S. Dollars or certain other alternative currencies, LIBOR or (y) in the case of calculations with respect to the Euro, the Euro Interbank Offered Rate ("EURIBOR" and, together with LIBOR), (the "Eurocurrency Rate") or (ii) a base rate (the "Base Rate") equal to the highest of (x) the federal funds rate, plus 0.50%, (y) the prime rate then in effect and (z) the Eurocurrency Rate for loans denominated in U.S. Dollars applicable to a one-month interest period, plus 1.0%, in each case, plus an applicable margin that is subject to adjustment pursuant to a pricing grid based on consolidated total gross leverage ratio. At April 2, 2022, the applicable margin for Euro Term Loans borrowed as Eurocurrency Rate loans was 2.00% per annum and as Base Rate loans was 1.00%. The applicable margin for revolving loans borrowed as Eurocurrency Rate loans was 4.00% per annum and as Base Rate loans was 3.00% per annum. Interest on Base Rate Loans is payable quarterly in arrears. Interest on Eurocurrency Rate loans is payable at the end of the applicable interest period (or at three month intervals if the interest period exceeds three months).

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

The Credit Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of us and our subsidiaries to, among other things, incur debt, grant liens, make investments, make certain restricted payments, transact with affiliates, and sell assets. The Credit Agreement also requires us and our subsidiaries to maintain a senior secured net leverage ratio as of the last day of each fiscal quarter of less than or equal to 3.50 to 1.00. We were in compliance with all covenants at April 2, 2022.

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

Additional sources of cash available to us were international currency lines of credit and bank credit facilities totaling $13.8 million as of April 2, 2022, of which $12.3 million was unused and available. These unsecured international credit facilities were used in Europe during the first six months of fiscal 2022. As of April 2, 2022, we had utilized $1.5 million of the international credit facilities as guarantees in Europe.

Short-term borrowings and current portion of long-term obligations consist of the following (in thousands):

	April 2, 2022	October 2, 2021
Current portion of Euro Term Loan (1)	$4,769	$4,972
1.3% Term loan due 2024	1,382	1,448
1.0% State of Connecticut term loan due 2023	388	386
Facility construction loan in Germany due 2030	3,032	1,589
Line of credit borrowings	—	10,000
Total short-term borrowings and current portion of long-term obligations	$9,571	$18,395
(1) Net of debt issuance costs of $2.6 million and $2.8 million at April 2, 2022 and October 2, 2021, respectively.

Long-term obligations consist of the following (in thousands):

	April 2, 2022	October 2, 2021
Euro Term Loan due 2024 (1)	$375,901	$396,429
1.3% Term loan due 2024	2,073	2,896
1.0% State of Connecticut term loan due 2023	66	260
Facility construction loan in Germany due 2030	23,500	26,215
Total long-term obligations	$401,540	$425,800
(1) Net of debt issuance costs of $1.6 million and $3.0 million at April 2, 2022 and October 2, 2021, respectively.

Contractual maturities of our debt obligations, excluding line of credit borrowings, as of April 2, 2022 are as follows (in thousands):

Amount
2022 (remainder)	$6,102
2023	12,083
2024	378,184
2025	3,032
2026	3,032
Thereafter	12,887
Total	$415,320

11.  LEASES

We determine if an arrangement contains a lease at inception for arrangements with an initial term of more than 12 months, and classify it as either a finance or operating lease. We lease certain real and personal property from unrelated third parties under non-cancellable operating leases that expire at various dates through fiscal 2030. These operating leases are mainly for administrative offices, research-and-development and manufacturing facilities, as well as sales offices in various countries around the world. Certain leases require us to pay property taxes, insurance and routine maintenance, and include escalation clauses. Many leases include one or more options to renew. We assume renewals in our determination of the lease term when the renewals are deemed to be reasonably assured at lease commencement. We have also entered into various finance leases to obtain servers and certain other equipment for our operations. These arrangements are typically for three to six years. Our assets, liabilities and lease costs related to finance leases are immaterial.

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

We generally recognize sublease income on a straight-line basis over the sublease term.

The components of operating lease costs (in thousands), lease term (in years) and discount rate are as follows:

	Three Months Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Operating lease cost	$4,544	$5,432	$9,275	$10,776
Variable lease cost	270	341	556	671
Short-term lease cost	13	12	25	23
Sublease income	—	(2)	—	(5)
Total lease cost	$4,827	$5,783	$9,856	$11,465

	April 2, 2022	April 3, 2021
Weighted average remaining lease term	7.2	7.5
Weighted average discount rate	5.0%	5.0%

Supplemental cash flow information related to leases are as follows (in thousands):

	Six Months Ended
	April 2, 2022	April 3, 2021
Operating cash outflows from operating leases	$9,443	$10,345
ROU assets obtained in exchange for new operating lease liabilities	2,990	2,647

See Note 9, "Balance Sheet Details" for supplemental balance sheet information related to leases.

As of April 2, 2022, maturities of our operating lease liabilities, which do not include short-term leases and variable lease payments, are as follows (in thousands):

Operating Leases
2022 (remainder)	$8,506
2023	16,233
2024	13,992
2025	11,295
2026	8,605
Thereafter	29,145
Total minimum lease payments	87,776
Amounts representing interest	(16,383)
Present value of total lease liabilities	$71,393

12.  STOCK-BASED COMPENSATION

Fair Value of Stock Compensation

We recognize compensation expense for all share-based payment awards based on the fair value of such awards. The expense is recognized on a straight-line basis per tranche over the respective requisite service period of the awards.

Determining Fair Value

The fair values of shares purchased under the Employee Stock Purchase Plan ("ESPP") for the three and six months ended April 2, 2022 and April 3, 2021, respectively, were estimated using the following weighted-average assumptions:

	Employee Stock Purchase Plan
	Three Months Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Expected life in years	0.5	0.5	0.5	0.5
Volatility	16.2%	43.4%	26.2%	48.6%
Risk-free interest rate	0.06%	0.11%	0.06%	0.11%
Expected dividend yield	—%	—%	—%	—%
Weighted average fair value per share	$50.29	$33.07	$57.60	$34.92

We grant performance-based restricted stock units to officers and certain employees. The performance-based restricted stock unit agreements provide for the award of performance units with each unit representing the right to receive one share of our common stock to be issued after the applicable award vesting period. The final number of units awarded, if any, for these performance grants will be determined as of the vesting dates, based upon our total shareholder return over the performance period compared to the applicable Russell Index and could range from no units to a maximum of twice the initial award units.

The weighted average fair value for the performance units granted for the six months ended April 3, 2021 was determined using a Monte Carlo simulation model incorporating the following weighted average assumptions:

Six Months Ended
April 3, 2021
Risk-free interest rate	0.2%
Volatility	51.7%
Weighted average fair value per share	$119.54

There were no performance-based restricted stock units granted for the six months ended April 2, 2022.

We recognize the estimated cost of these awards, as determined under the simulation model, over the related service period of approximately 3 years, with no adjustment in future periods based upon the actual shareholder return over the performance period.

In addition, during fiscal 2020, we granted performance-based restricted stock unit awards to certain employees with vesting based on goals related to free cash flow target amounts, with the initial fair value determined based on our closing stock price on the date of grant. Such awards were granted to serve as a performance incentive with a pay-for-performance forward-looking fiscal 2020 free cash flow target in recognition of the impact of the COVID-19 pandemic. The number of shares issuable under these performance units upon satisfaction of the free cash flow performance criteria was capped at 100% of target. The total stock-based compensation of these awards was adjusted based on the level of achievement of free cash flow. These awards vested, in the three months ended January 2, 2021, at 100% of target.

Stock Compensation Expense

The following table shows total stock-based compensation expense and related tax benefits included in the condensed consolidated statements of operations for the three and six months ended April 2, 2022 and April 3, 2021 (in thousands):

	Three Months Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Cost of sales	$1,971	$1,989	$3,702	$4,261
Research and development	1,158	1,030	2,394	2,229
Selling, general and administrative	5,914	6,073	34,854	14,787
Income tax benefit	(1,388)	(1,346)	(3,682)	(2,918)
	$7,655	$7,746	$37,268	$18,359

In the first quarter of fiscal 2022, we recorded $19.7 million of stock-based compensation expense resulting from the acceleration of all unvested time-based restricted stock units for certain executives.

During the three and six months ended April 2, 2022, $1.8 million and $3.9 million of stock-based compensation cost, respectively, were capitalized as part of inventory for all stock plans, $2.0 million and $3.7 million, respectively, were amortized into cost of sales and $2.3 million remained in inventory at April 2, 2022. During the three and six months ended April 3, 2021, $1.7 million and $3.6 million of stock-based compensation cost, respectively, were capitalized as part of inventory for all stock plans, $2.0 million and $4.3 million, respectively, were amortized into cost of sales and $2.1 million remained in inventory at April 3, 2021.

At April 2, 2022, the total compensation cost related to unvested stock-based awards granted to employees under our stock plans but not yet recognized was approximately $47.6 million. We do not estimate forfeitures; we account for them as they occur. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 1.4 years.

Stock Awards Activity

The following table summarizes the activity of our time-based and performance-based restricted stock units for the first six months of fiscal 2022 (in thousands, except per share amounts):

	Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested stock at October 2, 2021	471	$140.16	158	$131.90
Granted	159	253.12	—	—
Vested (1)	(333)	159.66	(29)	117.43
Forfeited	(5)	146.17	(11)	117.43
Nonvested stock at April 2, 2022	292	$179.26	118	$136.74
(1) Time-based restricted stock units vested during the fiscal year. Performance-based restricted stock units are included at 100% of target goal. Under the terms of the performance-based awards, the recipient may earn between 0% and 200% of the award.

13.     COMMITMENTS AND CONTINGENCIES

Indemnifications

In the normal course of business, we enter into agreements that contain a variety of representations and warranties and provide for general indemnification. Exposure under these agreements is unknown because claims may be made against us in the future and we may record charges in the future as a result of these indemnification obligations. As of April 2, 2022, we did not have any material indemnification claims that were probable or reasonably possible.

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

The following table presents information necessary to calculate basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Weighted average shares outstanding—basic	24,708	24,389	24,625	24,326
Dilutive effect of employee stock awards	227	—	302	—
Weighted average shares outstanding—diluted	24,935	24,389	24,927	24,326

Net income (loss)	$33,676	$(158,215)	$63,941	$(158,071)

For the three and six months ended April 2, 2022, there were no anti-dilutive securities excluded from the diluted share calculation. For the three and six months ended April 3, 2021, all potentially dilutive securities have been excluded from the diluted share calculation as we reported a net loss.

15.  OTHER INCOME (EXPENSE)

Other income (expense) includes other-net which is comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Foreign exchange loss	$(1,008)	$(638)	$(3,162)	$(1,632)
Gain (loss) on deferred compensation investments, net	(1,675)	2,624	(2,048)	4,866
Other	550	(110)	894	668
Other—net	$(2,133)	$1,876	$(4,316)	$3,902

16.  INCOME TAXES

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to us and our subsidiaries, adjusted for items which are considered discrete to the period.

Our effective tax rates on income before income taxes for the three and six months ended April 2, 2022 of 31.3% and 25.0%, respectively, were higher than the U.S. federal tax rate of 21% primarily due to the impact of income subject to foreign tax rates that are higher than the U.S. tax rates, limitations on the deductibility of compensation under Internal Revenue Code Section 162(m), stock-based compensation not deductible for tax purposes and the deferred taxes on foreign earnings not considered permanently reinvested. These amounts are partially offset by the benefit of federal research and development tax credits, the benefit of a foreign-derived intangible income deduction and our Singapore tax exemption. Our effective tax rate for the six months ended April 2, 2022 also reflected the excess tax benefits from restricted stock unit vesting.

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

17.  DEFINED BENEFIT PLANS

For the three and six months ended April 2, 2022, net periodic cost under our defined benefit plans was $0.1 million and $0.6 million, respectively. For the three and six months ended April 3, 2021, net periodic cost under our defined benefit plans was $0.8 million and $1.0 million, respectively. The service cost component of net periodic costs is included in selling, general and administrative ("SG&A") expenses, and the interest costs, net actuarial (gain) loss and other components are included in Other—net within other income (expense) in the condensed consolidated statements of operations.

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

The following table provides net sales and income (loss) from operations for our operating segments and a reconciliation of our total income (loss) from operations to income (loss) before income taxes (in thousands):

	Three Months Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Net sales:
OEM Laser Sources	$231,301	$223,248	$474,271	$434,410
Industrial Lasers & Systems	138,903	150,734	280,440	265,625
Total net sales	$370,204	$373,982	$754,711	$700,035

Income (loss) from operations:
OEM Laser Sources	$59,774	$51,627	$132,603	$101,043
Industrial Lasers & Systems	11,352	2,603	23,604	(5,309)
Corporate and other	(16,395)	(250,466)	(58,997)	(275,020)
Total income (loss) from operations	54,731	(196,236)	97,210	(179,286)
Total other expense, net	(5,729)	(2,526)	(11,914)	(4,815)
Income (loss) before income taxes	$49,002	$(198,762)	$85,296	$(184,101)

Geographic Information
Our foreign operations consist primarily of manufacturing facilities and sales offices in Europe and Asia-Pacific. Sales, marketing and customer service activities are conducted through sales subsidiaries throughout the world. Geographic sales information for the three and six months ended April 2, 2022 and April 3, 2021 is based on the location of the end customer.
Sales to unaffiliated customers are as follows (in thousands):

	Three Months Ended		Six Months Ended
SALES	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
United States	$86,842	$82,741	$177,379	$154,268
Foreign countries:
South Korea	65,643	62,553	126,281	134,391
China	58,868	68,185	129,713	129,644
Japan	28,047	40,155	67,142	63,494
Asia-Pacific, other	33,703	31,320	71,426	58,731
Germany	35,210	36,285	70,049	65,570
Europe, other	39,771	34,537	75,599	63,068
Rest of World	22,120	18,206	37,122	30,869
Total foreign countries sales	283,362	291,241	577,332	545,767
Total sales	$370,204	$373,982	$754,711	$700,035

Major Customers

We had one customer during the three and six months ended April 2, 2022 that accounted for 11.5% and 13.0% of net sales, respectively. This same customer accounted for 14.3%and 16.4% of net sales during the three and six months ended April 3, 2021, respectively. This customer purchased primarily from our OLS segment.

We had one customer that accounted for 15.4% and 17.8% of accounts receivable at April 2, 2022 and October 2, 2021, respectively. This customer purchased primarily from our OLS segment.

19.  RESTRUCTURING CHARGES

In the fourth quarter of fiscal 2020, we began a restructuring program in our ILS segment which included management reorganizations, the planned closure of certain manufacturing sites, and the right-sizing of global sales, service, order admin, marketing communication and certain administrative functions, among others. In the first and second quarters of fiscal 2022, we incurred benefits of $0.0 million and $2.3 million, respectively, primarily related to a gain from the sale of assets and other cost reimbursements partially offset by estimated severance, which is primarily recorded in selling, general and administrative expenses. In the first and second quarters of fiscal 2021, we incurred costs of $5.4 million and $3.6 million, respectively, primarily related to write-offs of excess inventory and accruals for vendor commitments, which are recorded in cost of sales, estimated severance and accelerated depreciation. The project is substantially complete as of April 2, 2022.

The following table presents our current liability as accrued on our balance sheets for restructuring charges. The table sets forth an analysis of the components of the restructuring charges and payments and other deductions made against the accrual for the quarters of fiscal 2022 and 2021 (in thousands):

	Severance Related	Asset Write-Offs	Other	Total
Balances, October 2, 2021	$1,127	$—	$281	$1,408
Provision	—	(14)	4	(10)
Payments and other	(884)	14	(90)	(960)
Balances, January 1, 2022	243	—	195	438
Provision	77	(2,079)	(283)	(2,285)
Payments and other	(173)	2,079	239	2,145
Balances, April 1, 2022	$147	$—	$151	$298

	Severance Related	Asset Write-Offs	Other	Total
Balances, October 3, 2020	$2,611	$—	$230	$2,841
Provision	819	3,509	1,055	5,383
Payments and other	(555)	(3,509)	(281)	(4,345)
Balances, January 2, 2021	2,875	—	1,004	3,879
Provision	2,775	558	325	3,658
Payments and other	(2,032)	(558)	(623)	(3,213)
Balances, April 3, 2021	$3,618	$—	$706	$4,324

At April 2, 2022, $0.3 million of accrued severance related and other costs were included in other current liabilities. The gain on sale of assets, severance and other costs in the first and second quarters of fiscal 2022 and 2021 primarily related to the restructuring program that began in the fourth quarter of fiscal 2020.

In the three and six months ended April 2, 2022, $2.3 million and $2.3 million, respectively, of the restructuring benefits were incurred in the ILS segment. By segment, $3.6 million and $8.9 million of restructuring costs were incurred in the ILS segment and $0.1 million and $0.1 million were incurred in the OLS segment in the three and six months ended April 3, 2021, respectively. Restructuring charges are recorded in cost of sales, research and development and selling, general and administrative expenses in our condensed consolidated statements of operations.

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

The completion of the proposed Merger is subject to customary closing conditions, including, among others the expiration or termination of the required waiting periods under the HSR Act and regulatory approvals in applicable jurisdictions including Germany, China and South Korea. As previously disclosed, II-VI and Coherent refiled their respective HSR Notification on May 2, 2022. The HSR Notification, which triggers a 30-day review period, was made prior to the one-year expiration of II-VI's and Coherent's initial HSR Notification filed last year. II-VI and Coherent continue cooperative discussions with SAMR. Accordingly, other than the regulatory approval in China and the United States, there are no other open regulatory closing conditions to the proposed Merger. We anticipate that the closing of the Merger will occur prior to June 30, 2022.

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

	Three Months Ended
	April 2, 2022	April 3, 2021	Change	% Change
	(Dollars in thousands)
Net sales—OEM Laser Sources	$231,301	$223,248	$8,053	3.6%
Net sales—Industrial Lasers & Systems	$138,903	$150,734	$(11,831)	(7.8)%
Gross profit as a percentage of net sales—OEM Laser Sources	47.9%	45.2%	2.7%	N/A
Gross profit as a percentage of net sales—Industrial Lasers & Systems	32.8%	27.7%	5.1%	N/A
Research and development as a percentage of net sales	8.6%	8.6%	—%	N/A
Income (loss) before income taxes	$49,002	$(198,762)	$247,764	124.7%
Net cash provided by (used in) operating activities	$26,728	$(143,250)	$169,978	118.7%
Free cash flow	$8,611	$(165,222)	$173,833	105.2%
Days sales outstanding in receivables	64	60	4	N/A
Annualized second quarter inventory turns	2.1	2.4	(0.3)	N/A
Net income (loss) as a percentage of net sales	9.1%	(42.3)%	51.4%	N/A
Adjusted EBITDA as a percentage of net sales	19.9%	17.3%	2.6%	N/A

	Six Months Ended
	April 2, 2022	April 3, 2021	Change	% Change
	(Dollars in thousands)
Net sales—OEM Laser Sources	$474,271	$434,410	$39,861	9.2%
Net sales—Industrial Lasers & Systems	$280,440	$265,625	$14,815	5.6%
Gross profit as a percentage of net sales—OEM Laser Sources	49.1%	45.2%	3.9%	N/A
Gross profit as a percentage of net sales—Industrial Lasers & Systems	33.2%	25.6%	7.6%	N/A
Research and development as a percentage of net sales	8.1%	8.6%	(0.5)%	N/A
Income (loss) before income taxes	$85,296	$(184,101)	$269,397	146.3%
Net cash provided by (used in) operating activities	$38,809	$(68,319)	$107,128	156.8%
Free cash flow	$3,807	$(105,364)	$109,171	103.6%
Net income (loss) as a percentage of net sales	8.5%	(22.6)%	31.1%	N/A
Adjusted EBITDA as a percentage of net sales	21.3%	16.4%	4.9%	N/A

Net Sales

Net sales include sales of lasers, laser systems, laser components, related accessories and services. Net sales for the second quarter of fiscal 2022 increased 3.6% in our OLS segment and decreased 7.8% in our ILS segment from the same quarter one year ago. Net sales for the first six months of fiscal 2022 increased 9.2% in our OLS segment and increased 5.6% in our ILS segment from the same period one year ago. For a description of the reasons for changes in net sales refer to the "Results of Operations" section below.

Gross Profit as a Percentage of Net Sales

Gross profit as a percentage of net sales ("gross profit percentage") is calculated as gross profit for the period divided by net sales for the period. Gross profit percentage in the second quarter of fiscal 2022 increased to 47.9% from 45.2% in our OLS segment and increased to 32.8% from 27.7% in our ILS segment as compared to the same quarter one year ago. Gross profit percentage in the first six months of fiscal 2022 increased to 49.1% from 45.2% in our OLS segment and increased to 33.2% from 25.6% in our ILS segment as compared to the same period one year ago. For a description of the reasons for changes in gross profit refer to the "Results of Operations" section below.

Research and Development as a Percentage of Net Sales

Research and development as a percentage of net sales ("R&D percentage") is calculated as research and development expense for the period divided by net sales for the period. Management considers R&D percentage to be an important indicator in managing our business as investing in new technologies is a key to future growth. R&D percentage was 8.6% for the second quarter of fiscal 2022 and the same quarter one year ago and decreased to 8.1% for the first six months of fiscal 2022 from 8.6% for the same period one year ago. For a description of the reasons for changes in R&D spending refer to the "Results of Operations" section below.

Net Cash Provided by Operating Activities

Net cash provided by operating activities as reflected on our condensed consolidated statements of cash flows primarily represents the excess of cash collected from billings to our customers and other receipts over cash paid to our vendors for expenses and inventory purchases to run our business. We believe that cash flows from operations is an important performance indicator because cash generation over the long term is essential to maintaining a healthy business and providing funds to help fuel growth. Net cash provided by operating activities in the second quarter and first six months of fiscal 2021 was unfavorably impacted by merger and acquisition costs, including our payment of a termination fee of $217.6 million to Lumentum. For a description of the reasons for changes in net cash provided by operating activities refer to the "Liquidity and Capital Resources" section below.

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

Days Sales Outstanding in Receivables

We calculate days sales outstanding ("DSO") in receivables as net receivables at the end of the period divided by net sales during the period and then multiplied by the number of days in the period, using 90 days for quarters. DSO in receivables indicates how well we are managing our collection of receivables, with lower DSO in receivables resulting in higher working capital availability. The more money we have tied up in receivables, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business. Our DSO in receivables for the second quarter of fiscal 2022 increased to 64 days from 60 days for the same quarter one year ago. The increase was primarily due to the delay in collections of certain receivables, which slipped to April 2022, partially due to the shutdown of all businesses in Shanghai by the Chinese government at the end of the second quarter of fiscal 2022. In addition, we experienced a higher concentration of sales in the last month of the quarter ended April 2, 2022 compared to the last month of the quarter ended April 3, 2021 as well as a higher concentration of receivables with longer payment terms.

Annualized Second Quarter Inventory Turns

We calculate annualized second quarter inventory turns as the cost of sales during the second quarter annualized and divided by net inventories at the end of the second quarter. This indicates how well we are managing our inventory levels, with higher inventory turns resulting in more working capital availability and a higher return on our investments in inventory. Our annualized inventory turns for the second quarter of fiscal 2022 decreased to 2.1 turns from 2.4 turns for the same quarter a year ago primarily due to the favorable impact of foreign exchange rates and higher inventory levels, primarily in our ILS segment, resulting from higher purchases due to longer lead times and/or anticipated supply constraints.

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
Below is the reconciliation of our net cash provided by (used in) operating activities to our free cash flow:

	Three Months Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Net cash provided by (used in) operating activities	$26,728	$(143,250)	$38,809	$(68,319)
Less: Purchases of property and equipment	18,117	21,972	35,002	37,045
Free cash flow	$8,611	$(165,222)	$3,807	$(105,364)

Below is the reconciliation of our net income (loss) as a percentage of net sales to our adjusted EBITDA as a percentage of net sales:

	Three Months Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Net income (loss) as a percentage of net sales	9.1%	(42.3)%	8.5%	(22.6)%
Income tax expense (benefit)	4.1%	(10.8)%	2.8%	(3.7)%
Interest and other income (expense), net	1.1%	1.4%	1.3%	1.4%
Depreciation and amortization	3.4%	3.6%	3.3%	3.8%
Restructuring charges (benefits) and other	(0.6)%	1.0%	(0.3)%	1.3%
Merger and acquisition costs	0.3%	62.0%	0.3%	33.2%
Stock-based compensation	2.5%	2.4%	5.4%	3.0%
Adjusted EBITDA as a percentage of net sales	19.9%	17.3%	21.3%	16.4%

SIGNIFICANT EVENTS

Russia/Ukraine Conflict

In February 2022, Russia invaded Ukraine, resulting in the United States, Canada, the European Union ("EU") and other countries imposing economic sanctions on Russia, some of which have been expanded to include Belarus. The military conflict and the resulting sanctions have caused and are expected to continue to cause significant disruptions in logistics, availability of components and supplies used in the manufacture and services of our products and global markets. The largest source of certain gases which are utilized in the use and servicing of some of our products, including our largest excimer lasers, has historically been located in Ukraine. We have accelerated purchases of this gas from other limited sources outside of the conflict and, to date, have avoided any material disruption to our business. Similarly, our end customers for these products are largely located in geographies which have access to these gases from local suppliers.

Numerous logistic companies have meaningfully limited their capacity for shipping goods as a result of the closing of certain air and land routes related to the sanctions and conflict zones, which has resulted in significant increases in inbound and outbound shipment costs.

As of the date hereof, it has been publicly reported that Russia has been willing to leverage its supply of gasoline, oil and other fossil fuels in a manner which could greatly limit the availability thereof to the EU, including Germany. Relatedly, Germany and other countries in the EU have announced their intention to meaningfully limit their importation of fuels which are supplied by Russia at some point in the future.

We have managed through these situations and, to date, have not seen materially negative consequences from the foregoing. A material reduction in our access to critical gases, the disruption in the ability to source components and supplies used in the manufacture, service or use of our products and the availability of shipping and the increased costs therefor would likely negatively impact the results of our operations. Additionally, the consequences of the foregoing or other limitation on the availability of fuels to provide electricity in the EU to businesses at the same current levels could have a material adverse effect on our business, particularly with regards to our ability to manufacture and ship products at our manufacturing locations in Germany.

We have historically had less than 1% of our revenues derived from customers in Russia or Ukraine. Accordingly, compliance with the economic sanctions has not had a material adverse impact on our results of operations through the period reflected herein. As a result, based on available information to date, our estimate of potential future impairments on our businesses in Russia or Ukraine related to customer sales would not be material with respect to our consolidated financial position. However, the conflict’s continued impact of logistic and supply chain challenges could result in a materially negative impact on our results of operations in future periods.

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

Coronavirus pandemic (COVID-19)

In December 2019, COVID-19 cases were reported, and in January 2020, the World Health Organization ("WHO") declared it a Public Health Emergency of International Concern. On February 28, 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and on March 11, 2020, the WHO characterized COVID-19 as a pandemic. In an effort to contain COVID-19 or slow its spread, governments around the world have enacted various measures from time to time, including orders to close all businesses not deemed "essential," isolate residents in their homes or places of residence, and practice social distancing at and away from work. These actions and the global health crisis caused by COVID-19 will continue to negatively impact global business activity, which could negatively affect our revenue and results of operations. Each of the regions where we generate a majority of our revenue including Asia, Europe and North America have been and may continue to be impacted by COVID-19. The timing and extent of impact related to COVID-19 varies by country and region.

Although we estimated that our sales for fiscal 2020 were negatively impacted by the COVID-19 pandemic, we believe the impact on sales in fiscal 2021 and the first two quarters of fiscal 2022 was immaterial. However, prolonged lockdowns in Shanghai or any other major region in China may impact portions of our supply chain and limit our ability to logistically fulfill customer commitments in future quarters, which would negatively impact our sales and margins.

During fiscal 2020 and 2021, the global demand environment was uncertain at times given the effects of COVID-19 on many businesses, including manufacturing facilities and customer confidence around the world. In fiscal 2021, and continuing into fiscal 2022, we saw global demand recover in all regions and begin to return to a more normalized demand trend. However, we cannot predict future resurgences of COVID-19, particularly in light of the Delta and Omicron variants, and the impact that it may have on future demand for our products and services, particularly given the recent shutdown measures taken in certain countries in Europe and Asia, particularly in Shanghai and other regions in China.

Currently, our major production facilities in Europe, Asia, and the United States remain open. At all of our locations, we have transitioned from business continuity plans to return-to-operations plans while continuing to maintain high standards of employee safety and sanitization protocols. Our Return to Operations Plans have a phased approach with the primary focus on employee safety, with a continuing requirement for "working from home" for other members of our workforce wherever possible. We have vertically integrated manufacturing, and many of the components produced at certain of our facilities supply other company facilities, are single sourced internally and are not available from third-party suppliers (for example our semiconductor diodes are manufactured in Sunnyvale, California). While we do maintain a safety stock of critical components at our various locations, the scope, timing, and duration of various government restrictions to address the COVID-19 pandemic could impact our internal supply chain. We have implemented certain policy changes to help support our employees impacted by COVID-19. These measures have and will continue to increase the cost of our operations but the magnitude and length of time of this impact is difficult to quantify at this time and may continue to be difficult to estimate in the future. If our sales are reduced for an extended period or if our production output falls because of government restrictions, we may be required to reduce payroll-related costs and other expenses in the future through layoffs or furloughs, even though we have not done so to date.

We continue to experience various supply disruptions throughout the supply chain and are working closely with our supply base to mitigate or remove constraints as they become known. Supply constraints due to COVID-19 may impact the speed with which we are able to ramp up production if we experience strong demand for certain products. We also continue to face supply chain constraints primarily related to electronic components and freight cargo capacity limitations, including available air cargo space and higher freight rates. Available cargo space on flights between the U.S. and Europe, and Europe and Asia has been and remains limited as a result of the impact from COVID-19 and government and business responses to it, and this has increased shipping time and costs. As noted above, these logistical challenges have been exacerbated by the Russia/Ukraine conflict. In addition, shipments between countries have been more severely impacted by COVID-19 and we are experiencing delays due to additional checks at border crossings, including within Europe and Asia. For example, we have seen significant delays for the importation of goods into China as a result of checks on containers for the presence of COVID-19. Government actions related to COVID-19 come on the heels of trade tensions between the United States and China, which may continue. We believe we have the ability to meet the near-term demand for our products, but the situation is fluid and subject to change.

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

In the second quarter of fiscal 2022, product material shortages and the lockdown of business and other activity in regions of China, including Shanghai, caused an unfavorable revenue impact of approximately $19 million spread across all markets, with our ILS segment impacted by $11 million and our OLS segment impacted by $8 million.

See "Risks Related to COVID-19 Pandemic" in Part II, Item 1A of this quarterly report regarding the impact of COVID-19.

Restructuring

In the fourth quarter of fiscal 2020, we began a restructuring program in our ILS segment which included management reorganizations, the planned closure of certain manufacturing sites, and the right-sizing of global sales, service, order admin, marketing communication and certain administrative functions, among others. In the first and second quarters of fiscal 2022, we incurred benefits of $0.0 million and $2.3 million, respectively, primarily related to a gain from the sale of assets and other cost reimbursements partially offset by estimated severance, which is primarily recorded in selling, general and administrative expenses. In the first and second quarters of fiscal 2021, we incurred costs of $5.4 million and $3.6 million, respectively, primarily related to write-offs of excess inventory and accruals for vendor commitments, which are recorded in cost of sales, estimated severance and accelerated depreciation. The project is substantially complete as of April 2, 2022.
See Note 19, "Restructuring Charges" in the Notes to Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

CONSOLIDATED SUMMARY

The following table sets forth, for the periods indicated, the percentage of total net sales represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	58.3%	62.3%	57.3%	62.7%
Gross profit	41.7%	37.7%	42.7%	37.3%
Operating expenses:
Research and development	8.6%	8.6%	8.1%	8.6%
Selling, general and administrative	18.0%	19.4%	21.2%	21.0%
Merger and acquisition costs	0.3%	62.0%	0.3%	33.1%
Amortization of intangible assets	0.1%	0.2%	0.2%	0.2%
Total operating expenses	27.0%	90.2%	29.8%	62.9%
Income (loss) from operations	14.7%	(52.5)%	12.9%	(25.6)%
Other expense, net	(1.5)%	(0.6)%	(1.6)%	(0.7)%
Income (loss) before income taxes	13.2%	(53.1)%	11.3%	(26.3)%
Provision for (benefit from) income taxes	4.1%	(10.8)%	2.8%	(3.7)%
Net income (loss)	9.1%	(42.3)%	8.5%	(22.6)%

Net income for the second quarter of fiscal 2022 was $33.7 million ($1.35 per diluted share). This included $7.7 million of after-tax stock-based compensation expense, $1.6 million non-recurring income tax net charge, $0.8 million of after-tax merger and acquisition costs, $0.7 million of after-tax amortization of intangible assets, $1.8 million of after-tax restructuring benefit and $0.2 million of net excess tax benefit for employee stock-based compensation. Net loss for the second quarter of fiscal 2021 was $158.2 million ($6.49 per diluted share). This included $179.2 million of after-tax merger and acquisition costs (primarily due to a termination fee paid to Lumentum), $7.7 million of after-tax stock-based compensation expense, $3.1 million of after-tax restructuring costs, $2.2 million of after-tax amortization of intangible assets, $1.9 million non-recurring income tax net charge and $0.6 million of excess tax benefit for employee stock-based compensation.

Net income for the first six months of fiscal 2022 was $63.9 million ($2.57 per diluted share). This included $37.3 million of after-tax stock-based compensation expense, $2.1 million non-recurring income tax net charge, $1.9 million of after-tax amortization of intangible assets, $1.6 million of after-tax merger and acquisition costs, $4.8 million of net excess tax benefit for employee stock-based compensation and $1.8 million of after-tax restructuring benefit. Net loss for the first six months of fiscal 2021 was $158.1 million ($6.50 per diluted share). This included $179.2 million of after-tax merger and acquisition costs (primarily due to a termination fee paid to Lumentum), $18.4 million of after-tax stock-based compensation expense, $7.5 million of after-tax restructuring costs, $4.4 million of after-tax amortization of intangible assets and $10.5 million non-recurring income tax net charge.

NET SALES

As previously noted, we continue to monitor supply chain and logistic constraints and resultant cost increases related to COVID-19 and the Russian/Ukraine conflict. Although the Russian/Ukraine conflict did not materially impact our results in the second quarter of fiscal 2022, product material shortages and the lockdown of all business and other activity in regions of China, including Shanghai, caused an unfavorable revenue impact of approximately $19 million spread across all markets, with our ILS segment impacted by $11 million and our OLS segment impacted by $8 million.

Market Application

The following tables set forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by market application (dollars in thousands):

	Three Months Ended
	April 2, 2022		April 3, 2021
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Microelectronics	$160,360	43.3%	$168,277	45.0%
Precision manufacturing	104,407	28.2%	107,398	28.7%
Instrumentation	90,239	24.4%	88,333	23.6%
Aerospace and defense	15,198	4.1%	9,974	2.7%
Total	$370,204	100.0%	$373,982	100.0%

	Six Months Ended
	April 2, 2022		April 3, 2021
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Microelectronics	$333,382	44.2%	$317,125	45.3%
Precision manufacturing	208,961	27.7%	188,848	27.0%
Instrumentation	184,182	24.4%	173,560	24.8%
Aerospace and defense	28,186	3.7%	20,502	2.9%
Total	$754,711	100.0%	$700,035	100.0%

Quarterly

Net sales for the second quarter of fiscal 2022 decreased by $3.8 million, or 1%, compared to the second quarter of fiscal 2021, with decreases in the microelectronics and precision manufacturing markets partially offset by increases in the aerospace and defense and instrumentation markets. We finished fiscal 2021 with a positive book-to-bill ratio in all four end-markets, as well as increased backlog levels compared to fiscal 2020 across all end-markets. We also had a positive book-to-bill ratio in the first and second quarters of fiscal 2022. We believe that we are well-positioned with our laser-based technology to benefit from technology proliferation in rapid growth areas such as 5G, flexible OLED and MicroLED. In addition, we believe the market for laser-based medical instrumentation, devices and procedures will continue to grow with the increase of an aging population around the globe. Furthermore, we believe that technology advances will result in increased laser-based defense spending globally.

The decrease in the microelectronics market of $7.9 million, or 5%, was primarily due to decreased shipments for flat panel display (primarily lower revenues from systems) and advanced packaging applications partially offset by higher shipments for semiconductor applications. In microelectronics, we expect future increases in ELA tool shipments as Asian manufacturers improve yields and ramp manufacturing as indicated by the fact that we received new orders for these products in both fiscal 2021 and the first two quarters of fiscal 2022. In addition, it is expected that the handset market will continue to transition to 5G and newer technologies over time. This technology requires more power from the battery which we expect will result in the handset manufacturers having to decide between shorter talk times or placement of larger batteries in existing form factors. Since OLED displays are much thinner than liquid crystal displays (LCD), we believe 5G will increase demand for OLED displays to accommodate larger batteries. In addition, we are seeing demand for laser solutions for MicroLED pilot production. We believe that these technological demands will allow us to continue to maintain a leadership position in flat panel display applications. We are also seeing strong demand for semiconductor applications, somewhat tempered by constraints in the supply chain for semiconductor chips. Demand is being driven by continuous strength in cloud computing and data centers as well as in advanced packaging applications driven by 5G demand for smaller geometry, better power management and next generation printed circuit boards.

The decrease in the precision manufacturing market of $3.0 million, or 3%, was due to lower sales in machine tools and automotive applications partially offset by higher sales in medical and materials processing applications. The Purchasing Managers Index ("PMI") is a measure of the prevailing economic trends in manufacturing, and often correlates to materials processing sales. In the second quarter of fiscal 2022 compared to the prior quarter, decreases in the manufacturing PMI for China and Europe were partially offset by increases in the U.S. Supply chain constraints continued in all regions due to both the shutdowns in China and the Russian invasion of Ukraine. Although unfavorably impacted by the global semiconductor chip shortage, we expect continued strong demand for laser based welding products, especially for battery applications in EVs (Electronic Vehicles). Medical device manufacturing orders continued to be strong in the first two quarters of fiscal 2022 after record orders in fiscal 2021, particularly in the U.S.

The increase in the instrumentation market of $1.9 million, or 2%, was due primarily to higher shipments for biomedical instrumentation applications partially offset by lower shipments for medical applications. We supply lasers and optical systems for biomedical instrumentation applications and our lasers have been used in diagnostic instruments in applications including gene sequencing, biomarker identification and vaccine development. We expect demand in scientific and government program applications to continue to fluctuate from quarter to quarter.

Sales in the aerospace and defense ("A&D") market increased $5.2 million, or 52%, primarily due to higher shipments in aerospace and defense applications. We anticipate the A&D market, especially amplifiers for directed energy and specialty optics for aerospace, to be a multi-year growth opportunity for us.

Year-to-date

Net sales for the first six months of fiscal 2022 increased by $54.7 million, or 8%, compared to the first six months of fiscal 2021, with significant increases in the precision manufacturing and microelectronics markets and smaller increases in the instrumentation and aerospace and defense markets.

The increase in the microelectronics market of $16.3 million, or 5.1%, was primarily due to increased shipments for semiconductor applications.

The increase in the precision manufacturing market of $20.1 million, or 10.7%, was due to increased sales in medical, materials processing and consumer goods applications.

The increase in the instrumentation market of $10.6 million, or 6.1%, was due primarily to higher shipments for biomedical instrumentation applications.

Sales in the aerospace and defense market increased $7.7 million, or 37.5%, primarily due to higher shipments in aerospace and defense applications.

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

The following tables set forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by segment (dollars in thousands):

	Three Months Ended
	April 2, 2022		April 3, 2021
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
OEM Laser Sources (OLS)	$231,301	62.5%	$223,248	59.7%
Industrial Lasers & Systems (ILS)	138,903	37.5%	150,734	40.3%
Total	$370,204	100.0%	$373,982	100.0%

	Six Months Ended
	April 2, 2022		April 3, 2021
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
OEM Laser Sources (OLS)	$474,271	62.8%	$434,410	62.1%
Industrial Lasers & Systems (ILS)	280,440	37.2%	265,625	37.9%
Total	$754,711	100.0%	$700,035	100.0%

Quarterly

Net sales for the second quarter of fiscal 2022 decreased by $3.8 million, or 1%, compared to the second quarter of fiscal 2021, with increases of $8.1 million, or 4%, in our OLS segment and decreases of $11.8 million, or 8%, in our ILS segment.

The increase in our OLS segment sales was primarily due to higher shipments for semiconductor applications in the microelectronics market, biomedical instrumentation applications in the instrumentation market, medical applications in the precision manufacturing market and aerospace applications in the aerospace and defense market partially offset by lower shipments for flat panel display systems in the microelectronics market. The decrease in our ILS segment sales was primarily due to lower sales for advanced packaging applications within the microelectronics market, medical applications within the instrumentation market and lower sales to the precision manufacturing market, primarily for automotive and medical applications, partially offset by higher sales for applications in the aerospace and defense market.

Year-to-date

Net sales for the first six months of fiscal 2022 increased by $54.7 million, or 8%, compared to the first six months of fiscal 2021, with increases of $39.9 million, or 9.2%, in our OLS segment and $14.8 million, or 5.6%, in our ILS segment.

The increase in our OLS segment sales was primarily due to higher shipments for semiconductor and advanced packaging applications in the microelectronics market as well as biomedical instrumentation applications in the instrumentation market, medical applications in the precision manufacturing market and aerospace applications in the aerospace and defense market, partially offset by lower shipments for flat panel display systems in the microelectronics market. The sales increase in our ILS segment was primarily due to higher sales to the precision manufacturing market, primarily for materials processing, consumer goods and medical applications as well as higher sales for applications in the aerospace and defense market, partially offset by lower sales for advanced packaging applications within the microelectronics market.

GROSS PROFIT

Consolidated

Our gross profit percentage increased by 4.0% to 41.7% in the second quarter of fiscal 2022 from 37.7% in the second quarter of fiscal 2021 and increased by 5.4% to 42.7% in the first six months of fiscal 2022 from 37.3% in the first six months of fiscal 2021.

The 4.0% increase in gross profit percentage during the second quarter of fiscal 2022 included a 0.6% favorable impact of lower restructuring costs, primarily related to lower severance costs, lower write-offs of inventories and lower accelerated depreciation due to our closure of certain manufacturing sites and 0.4% lower amortization of intangibles. Additionally, gross profit percentage increased 3.0% compared to the second quarter of fiscal 2021 primarily due to favorable product margins (4.7%) partially offset by higher other costs (1.0%) and higher warranty costs (0.7%). Product margins were favorable in both OLS and ILS due to the impact of favorable absorption of manufacturing costs from higher sales volumes, higher capitalized variances, and the favorable impact of the weaker Euro against the U.S. Dollar. Additionally, the favorable impact of selective price increases for certain products and services and favorable mix in both OLS and ILS favorably impacted product margins, which was partially offset by increased pricing for electronic components due to global supply chain and logistical constraints, and fuel and expedited order surcharges. Other costs, excluding restructuring provisions, were higher primarily due to increased freight costs resulting from shipping constraints and fuel surcharges in both segments and higher inventory provisions in ILS. The higher warranty and installation costs as a percentage of sales were due to increased warranty events for fiber components and CO2 and global tools products in ILS and lower tube salvage in OLS.

The 5.4% increase in gross profit percentage during the first six months of fiscal 2022 included a 1.0% favorable impact of lower restructuring costs, primarily related to lower severance costs due to our closure of certain manufacturing sites and 0.4% lower amortization of intangibles. Additionally, gross profit percentage increased 4.0% compared to the first quarter of fiscal 2021 primarily due to favorable product margins (4.8%) partially offset by higher other costs (0.6%) and higher warranty costs (0.2%). Product margins were favorable in both OLS and ILS due to the impact of favorable absorption of manufacturing costs from higher sales volumes, higher capitalized variances, and the favorable impact of the weaker Euro against the U.S. Dollar. Additionally, the favorable impact of selective price increases for certain products and services and favorable mix in both OLS and ILS, partially offset by increased pricing for electronic components due to global supply chain and logistical constraints, and fuel and expedited order surcharges, favorably impacted product margins. Other costs, excluding restructuring provisions, were higher primarily due to higher freight costs resulting from shipping constraints and fuel surcharges in both segments. The higher warranty and installation costs as a percentage of sales were due to increased warranty events in both ILS and OLS.

Our gross profit percentage has been and will continue to be affected by a variety of factors including the impact of shipping volumes, product mix, pricing on volume orders, our ability to manufacture advanced and more complex products, manufacturing efficiencies, excess and obsolete inventory write-downs, warranty costs, amortization of intangibles, pricing by competitors or suppliers (including the impact of increased pricing on some of our critical supplies due to global supply chain and logistical constraints, and fuel and expedited order surcharges), new product introductions, production volume, customization and reconfiguration of systems, commodity prices and foreign currency fluctuations against the U.S. Dollar, particularly the recent volatility of the Euro and to a lesser extent, the Japanese Yen and South Korean Won.

OEM Laser Sources

The gross profit percentage in our OLS segment increased by 2.7% to 47.9% in the second quarter of fiscal 2022 from 45.2% in the second quarter of fiscal 2021. The gross profit percentage in our OLS segment increased by 3.9% to 49.1% in the first six months of fiscal 2022 from 45.2% in the first six months of fiscal 2021.

The 2.7% increase in gross profit percentage during the second quarter of fiscal 2022 was primarily due to favorable product margins (3.7%) due to the favorable impacts of higher capitalized variances, the absorption of manufacturing costs on higher revenues, the weaker Euro against the U.S. Dollar, the favorable impact of selective price increases for certain products and services and improved mix (both mix of product and service revenues) partially offset by increased pricing for electronic components due to global supply chain and logistical constraints, and fuel and expedited order surcharges. The favorable product costs were partially offset by higher warranty and installation costs (0.7%) due to lower tube salvage for flat panel display systems, higher other costs (0.2%) primarily due to higher freight costs resulting from shipping constraints and fuel surcharges and higher intangibles amortization (0.1%) as a percentage of sales.

The 3.9% increase in gross profit percentage during the first six months of fiscal 2022 was primarily due to favorable product margins (4.7%) due to the favorable impacts of higher capitalized variances, the absorption of manufacturing costs on higher revenues, the weaker Euro against the U.S. Dollar, the favorable impact of selective price increases for certain products and services and improved mix (both mix of product and service revenues) partially offset by increased pricing for electronic components due to global supply chain and logistical constraints, and fuel and expedited order surcharges. The favorable product costs were partially offset by higher other costs (0.5%) primarily due to higher freight costs resulting from shipping constraints and fuel surcharges and higher inventory provisions as well as higher warranty and installation costs (0.3%) as a percentage of sales due to increased warranty events.

Industrial Lasers & Systems

The gross profit percentage in our ILS segment increased by 5.1% to 32.8% in the second quarter of fiscal 2022 from 27.7% in the second quarter of fiscal 2021. The gross profit percentage in our ILS segment increased by 7.6% to 33.2% in the first six months of fiscal 2022 from 25.6% in the first six months of fiscal 2021.

The 5.1% increase in gross profit percentage during the second quarter of fiscal 2022 included a 1.4% favorable impact of lower restructuring costs, primarily related to lower write-offs of inventories, lower accelerated depreciation and lower severance costs due to the closure of certain manufacturing sites and 1.2% lower amortization of intangibles. Additionally, gross profit percentage increased 2.5% compared to the second quarter of fiscal 2021 primarily due to favorable product costs (5.5%) partially offset by higher other costs (2.3%) due to higher freight costs resulting from shipping constraints and fuel surcharges and higher provisions for excess and obsolete inventory in our global tools products as well as higher warranty and installation costs (0.7%) as a percentage of sales due to increased warranty events, particularly for fiber components and CO2 and global tools products. Product costs, net of restructuring costs, were favorable primarily due to the favorable absorption of manufacturing costs due to higher sales volumes and the favorable impact of higher capitalized variances as well as favorable mix and pricing for HP FL and global tools products.

The 7.6% increase in gross profit percentage during the first six months of fiscal 2022 included a 2.7% favorable impact of lower restructuring costs, primarily related to lower write-offs of inventories, lower accelerated depreciation and lower severance costs due to the closure of certain manufacturing sites and 1.2% lower amortization of intangibles. Additionally, gross profit percentage increased 3.7% compared to the first two quarters of fiscal 2021 primarily due to favorable product costs (4.4%) partially offset by higher other costs (0.6%) due to higher freight costs resulting from shipping constraints and fuel surcharges for global tools and fiber components and CO2 products and lower accruals for contract losses as well as higher warranty and installation costs (0.1%) as a percentage of sales due to increased warranty events. Product costs, net of restructuring costs, were favorable primarily due to the favorable absorption of manufacturing costs due to higher sales volumes and the favorable impact of higher capitalized variances as well as favorable mix and pricing for global tools products.

OPERATING EXPENSES:

	Three Months Ended
	April 2, 2022		April 3, 2021
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$31,679	8.6%	$32,007	8.6%
Selling, general and administrative	66,517	18.0%	72,662	19.4%
Merger and acquisition costs	1,044	0.3%	231,996	62.0%
Amortization of intangible assets	563	0.1%	596	0.2%
Total operating expenses	$99,803	27.0%	$337,261	90.2%

	Six Months Ended
	April 2, 2022		April 3, 2021
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$61,448	8.1%	$60,228	8.6%
Selling, general and administrative	160,291	21.2%	146,890	21.0%
Merger and acquisition costs	2,021	0.3%	231,996	33.1%
Amortization of intangible assets	1,128	0.2%	1,193	0.2%
Total operating expenses	$224,888	29.8%	$440,307	62.9%

Research and development

Quarterly

Research and development ("R&D") expenses decreased $0.3 million, or 1%, during the second quarter of fiscal 2022 compared to the same quarter one year ago. The decrease was primarily due to $1.0 million lower employee-related spending due to lower variable compensation and lower severance costs partially offset by headcount additions for certain projects as well as $0.6 million lower charges for changes in deferred compensation plan liabilities. The decreases were partially offset by $0.8 million incremental spending due to the acquisition of EOT in April 2021, $0.3 million higher project spending with higher spending on materials offset by the favorable impact of higher customer reimbursements and $0.2 million higher stock-based compensation expense.

On a segment basis as compared to the prior year period, OLS R&D spending increased $1.0 million primarily due to the acquisition of EOT, higher spending on materials and higher employee-related spending partially offset by higher customer reimbursements. ILS R&D spending decreased $0.9 million primarily due to lower employee-related spending partially offset by higher customer reimbursements. Corporate and other R&D spending decreased $0.5 million primarily due to lower charges for changes in deferred compensation plan liabilities partially offset by higher stock-based compensation expense.

Year-to-date

Research and development ("R&D") expenses increased $1.2 million, or 2.0%, during the first six months of fiscal 2022 compared to the same period one year ago. The increase was primarily due to $1.5 million incremental spending due to the acquisition of EOT in April 2021, $0.5 million higher project spending with higher spending on materials offset by the favorable impact of higher customer reimbursements and $0.2 million higher stock-based compensation expense. The increases were partially offset by $1.0 million lower charges for changes in deferred compensation plan liabilities.

On a segment basis as compared to the prior year period, OLS R&D spending increased $1.4 million primarily due to the acquisition of EOT, higher spending on materials and higher employee-related spending partially offset by higher customer reimbursements. ILS R&D spending increased $0.6 million primarily due to higher spending on materials and higher employee-related spending partially offset by higher customer reimbursements. Corporate and other R&D spending decreased $0.8 million primarily due to lower charges for changes in deferred compensation plan liabilities partially offset by higher stock-based compensation expense.

Selling, general and administrative

Quarterly

Selling, general and administrative ("SG&A") expenses decreased $6.1 million, or 8%, during the second quarter of fiscal 2022 compared to the same quarter one year ago. The decrease was primarily due to $4.6 million lower employee-related spending with lower variable compensation, lower severance costs, lower sales commissions and the favorable impact of foreign exchange rates partially offset by higher costs due to merit increases, higher employee benefits costs and higher headcount. SG&A expenses also decreased due to $3.2 million lower charges for changes in deferred compensation plan liabilities and $0.2 million lower stock-based compensation expense. Partially offsetting the decreases, SG&A expenses increased due to $1.3 million higher other variable spending including higher consulting on special projects, higher spending on travel and higher other discretionary spending partially offset by higher restructuring benefit from the sale of assets. SG&A expenses also increased due to $0.6 million incremental spending due to the acquisition of EOT in April 2021.

On a segment basis as compared to the prior year period, OLS SG&A expenses increased $0.6 million primarily due to the acquisition of EOT and higher variable spending on travel and other discretionary spending partially offset by lower employee-related spending. ILS SG&A spending decreased $3.9 million primarily due to lower variable spending including higher restructuring benefit and lower employee-related spending. Corporate and other SG&A spending decreased $2.8 million primarily due to lower charges for changes in deferred compensation plan liabilities and lower stock-based compensation expense partially offset by higher consulting fees.

Year-to-date

Selling, general and administrative ("SG&A") expenses increased $13.4 million, or 9.1%, during the first six months of fiscal 2022 compared to the same period one year ago. The increase was primarily due to $20.0 million higher stock-based compensation expense primarily resulting from the acceleration of vesting of restricted stock units for certain executives. SG&A expenses also increased due to $2.5 million higher other variable spending including higher consulting on special projects, higher spending on travel and higher other discretionary spending partially offset by higher restructuring benefit from the sale of assets. SG&A expenses also increased due to $1.0 million incremental spending due to the acquisition of EOT in April 2021. Partially offsetting the increases, SG&A expenses decreased due to $5.4 million lower charges for changes in deferred compensation plan liabilities and $4.7 million lower employee-related spending with lower variable compensation, the favorable impact of foreign exchange rates, lower commissions and lower severance costs partially offset by higher costs due to merit increases, higher employee benefits costs and higher headcount.

On a segment basis as compared to the prior year period, OLS SG&A expenses increased $3.3 million primarily due to the acquisition of EOT, higher variable spending on travel and other discretionary spending and higher employee-related spending. ILS SG&A spending decreased $4.4 million primarily due to lower variable spending including higher restructuring benefit and lower employee-related spending. Corporate and other SG&A spending increased $14.5 million primarily due to higher stock-based compensation expense and higher consulting fees partially offset by lower charges for increases in deferred compensation plan liabilities and lower employee-related spending.

Merger and acquisition costs

In the second quarter of fiscal 2022, we recorded $1.0 million in merger and acquisition costs for legal and other consultants related to our merger agreement with II-VI. In the first six months of fiscal 2022, we recorded $2.0 in merger and acquisition costs for legal and other consultants related to our merger agreement with II-VI.

In the second quarter and first six months of fiscal 2021, we recorded $232.0 million in merger and acquisition costs, including $217.6 million paid to Lumentum as a termination fee, as well as costs for investment banking, legal and other consultants related to our merger agreements with Lumentum and II-VI and other acquisition-related costs.
Amortization of intangible assets

Amortization of intangible assets decreased $0.0 million and $0.1 million, respectively, in the three and six months ended April 2, 2022 compared to the same periods last year. The decreases were primarily due to the favorable impact of foreign exchange rates.

OTHER INCOME (EXPENSE) — NET

Other income (expense), net, changed by $3.2 million to an expense of $5.7 million in the second quarter of fiscal 2022 from an expense of $2.5 million in the second quarter of fiscal 2021. The increase in net other expense was primarily due to $4.3 million lower gains/higher losses, net of expenses, on our deferred compensation plan assets partially offset by $0.7 million lower interest expense due to the payoff of our line of credit in October 2021 and the favorable impact of foreign exchange rates.

Other income (expense), net, decreased by $7.1 million to an expense of $11.9 million in the first six months of fiscal 2022 from an expense of $4.8 million in the first six months of fiscal 2021. The decrease in net other expense was primarily due to $6.9 million lower gains/higher losses, net of expenses, on our deferred compensation plan assets and $1.5 million higher foreign exchange losses partially offset by $1.1 million lower interest expense due to the payoff of our line of credit in October 2021 and the favorable impact of foreign exchange rates.

INCOME TAXES

Our effective tax rates on income before income taxes for the three and six months ended April 2, 2022 of 31.3% and 25.0%, respectively, were higher than the U.S. federal tax rate of 21% primarily due to the impact of income subject to foreign tax rates that are higher than the U.S. tax rates, limitations on the deductibility of compensation under Internal Revenue Code Section 162(m), stock-based compensation not deductible for tax purposes and the deferred taxes on foreign earnings not considered permanently reinvested. These amounts are partially offset by the benefit of federal research and development tax credits, the benefit of a foreign-derived intangible income deduction and our Singapore tax exemption. Our effective tax rate for the six months ended April 2, 2022 also reflected the excess tax benefits from restricted stock unit vesting.

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

LIQUIDITY AND CAPITAL RESOURCES

At April 2, 2022, we had assets classified as cash and cash equivalents and short-term investments, in an aggregate amount of $402.0 million, compared to $456.5 million at October 2, 2021. In addition, at April 2, 2022, we had $8.5 million of restricted cash. At April 2, 2022, approximately $311.4 million of our cash and securities was held in certain of our foreign subsidiaries and branches, $274.9 million of which was denominated in currencies other than the U.S. Dollar. Our foreign subsidiaries loaned approximately $124.3 million of funds to Coherent, Inc. to pay a termination fee of $217.6 million to Lumentum in March 2021. Our foreign subsidiaries also loaned approximately $20 million and $60 million of funds to Coherent, Inc. in February 2022 and April 2022, respectively, in anticipated payment of certain acquisition-related fees and expenses. Our current business plans do not demonstrate a need for additional foreign funds to support our domestic operations and it is our intention to repay our borrowings to our foreign subsidiaries. If, however, a portion of our foreign funds are needed for and distributed to our operations in the United States via a dividend, we may be subject to additional foreign withholding taxes and certain state taxes. The amount of the U.S. and foreign taxes due would depend on the amount and manner of repatriation, as well as the location from where the funds are repatriated. We actively monitor the third-party depository institutions that hold these assets, primarily focusing on the safety of principal and secondarily maximizing yield on these assets. We diversify our cash and cash equivalents and investments among various financial institutions, money market funds and other securities in order to reduce our exposure should any one of these financial institutions or financial instruments fail or encounter difficulties. To date, we have not experienced any material loss or lack of access to our invested cash, cash equivalents or short-term investments. However, we can provide no assurances that access to our invested cash, cash equivalents or short-term investments will not be impacted by adverse conditions in the financial markets. To date, we have had sufficient liquidity to manage the financial impact of COVID-19. However, we can provide no assurance that this will continue to be the case if the impact of COVID-19 is prolonged or if there is an extended impact on us or the economy in general. Further, COVID-19 has caused significant uncertainty and volatility in the credit markets. If our liquidity or access to capital becomes significantly constrained, or if costs of capital increase significantly due to the impact of COVID-19 as result of a volatility in the capital markets, a reduction in our creditworthiness or other factors, then our financial condition, results of operations and cash flows could be materially adversely affected.

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

	Six Months Ended
	April 2, 2022	April 3, 2021
	(in thousands)
Net cash provided by (used in) operating activities	$38,809	$(68,319)
Issuance of shares under employee stock plans	6,566	5,896
Net settlement of restricted common stock	(39,364)	(9,251)
Borrowings (repayments), net	(14,692)	(5,160)
Purchases of property and equipment	(35,002)	(37,045)

Net cash provided by operating activities increased by $107.1 million for the first six months of fiscal 2022 compared to the same period one year ago. The increase in cash provided by operating activities was primarily due to higher net income including non-cash adjustments and higher cash flows from deferred income taxes, partially offset by lower cash flows from accrued payroll, inventories, accounts payable, income taxes payable and other current liabilities. In order to support our liquidity during the pandemic, we have and will continue to take measures to increase available cash on hand, including, but not limited to, reducing discretionary spending for operating and capital expenses. To further support our liquidity, we elected to defer the payment of our employer portion of social security taxes beginning in April 2020 and through the end of calendar 2020, which we have paid or expect to pay in equal installments in the first quarters of fiscal 2022 (paid) and 2023, as provided for under the CARES Act. We believe that our existing cash, cash equivalents and short term investments combined with cash to be provided by operating activities will be adequate to cover our working capital needs and planned capital expenditures for at least the next 12 months to the extent such items are known or are reasonably determinable based on current business and market conditions, including consideration of the impact of COVID-19, and will be adequate to support our long-term liquidity needs. However, we may elect to finance certain of our capital expenditure requirements through other sources of capital. We continue to follow our strategy to further strengthen our financial position by using available cash flow to fund operations.

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

In the first six months of fiscal 2022, we made debt principal payments of $3.8 million, recorded interest expense on the Euro Term Loan of $5.9 million and recorded $1.4 million amortization of debt issuance costs.

On October 29, 2021, we repaid the $10.0 million outstanding under the Revolving Credit Facility and the facility expired on November 5, 2021.

On October 29, 2021, we entered into a 10.0 million Euro letter of credit facility, rolled our existing letter of credit into that facility and deposited 10.5 million Euros with Barclays as cash collateral to secure the payment obligations under such facility. We then terminated that facility on March 1, 2022. No cash was restricted under this facility as of April 2, 2022.

Additional sources of cash available to us were international currency lines of credit and bank credit facilities totaling $13.8 million as of April 2, 2022, of which $12.3 million was unused and available. These unsecured international credit facilities were used in Europe during the first six months of fiscal 2022. As of April 2, 2022, we had utilized $1.5 million of the international credit facilities as guarantees in Europe.

Our ratio of current assets to current liabilities increased to 3.3:1 at April 2, 2022 compared to 3.1:1 at October 2, 2021. The increase in our ratio was primarily due to lower other current liabilities, lower short-term borrowings and higher inventories partially offset by lower cash and cash-equivalents and higher income taxes payable. Our cash and cash equivalents and working capital are as follows:

	April 2, 2022	October 2, 2021
	(in thousands)
Cash and cash equivalents	$402,020	$456,534
Working capital	821,629	797,070

Contractual Obligations and Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as defined under Regulation S-K of the Securities Act of 1933. Information regarding our contractual obligations is provided in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8 "Notes to Consolidated Financial Statements" of our Annual Report on Form 10-K for the fiscal year ended October 2, 2021. There have been no material changes in contractual obligations outside of the ordinary course of business since October 2, 2021. Information regarding our other financial commitments at April 2, 2022 is provided in the Notes to Condensed Consolidated Financial Statements in this report.

Changes in Financial Condition

Cash provided by operating activities during the first six months of fiscal 2022 was $38.8 million, which included net income of $63.9 million, stock-based compensation expense of $41.0 million, depreciation and amortization of $25.0 million, amortization of operating ROU assets of $7.5 million, amortization of debt issuance cost of $1.4 million and net decreases in deferred tax assets of $0.4 million partially offset by cash used by operating assets and liabilities of $101.9 million (primarily higher inventories, lower accrued payroll, higher accounts receivable and higher prepaid assets). Cash used in operating activities during the first six months of fiscal 2021 was $68.3 million, which included net loss of $158.1 million and net increases in deferred tax assets of $43.6 million partially offset by cash provided by operating assets and liabilities of $70.5 million (primarily higher accounts payable, lower inventories, higher accrued payroll and higher income taxes payable net of higher accounts receivable), depreciation and amortization of $26.7 million, stock-based compensation expense of $21.3 million, amortization of operating ROU assets of $8.9 million, non-cash restructuring charges of $4.1 million and amortization of debt issuance cost of $1.7 million.

Cash used in investing activities during the first six months of fiscal 2022 was $31.8 million, which included $31.8 million, net of proceeds from dispositions, used to acquire property and equipment and purchase and upgrade buildings. Cash used in investing activities during the first six months of fiscal 2021 was $14.9 million, which included $35.1 million, net of proceeds from dispositions, used to acquire property and equipment and purchase and upgrade buildings partially offset by $20.2 million net maturities of available-for-sale securities.

Cash used in financing activities during the first six months of fiscal 2022 was $47.5 million, which included $39.4 million in outflows due to net settlement of restricted stock units and $14.7 million net debt payments partially offset by $6.6 million generated from our employee stock purchase plan. Cash used in financing activities during the first six months of fiscal 2021 was $8.5 million, which included $9.3 million in outflows due to net settlement of restricted stock units and $5.2 million net debt payments partially offset by $5.9 million generated from our employee stock purchase plan

Changes in exchange rates during the first six months of fiscal 2022 resulted in a decrease in cash balances of $11.6 million. Changes in exchange rates during the first six months of fiscal 2021 resulted in an increase in cash balances of $5.3 million.

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

Interest rate sensitivity

A portion of our investment portfolio is composed of fixed income securities. These securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately (whether due to changes in overall market rates or credit worthiness of the issuers of our individual securities) and uniformly by 10% from levels at April 2, 2022, the fair value of the portfolio, based on quoted market prices in active markets involving similar assets, would decline by an immaterial amount due to their short-term maturities. We have the ability to generally hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. If necessary, we may sell short-term investments prior to maturity to meet our liquidity needs.

At April 2, 2022, we had no available-for-sale debt securities.

We are exposed to market risks related to fluctuations in interest rates related to our Euro Term Loan. As of April 2, 2022, we owed $384.9 million on this loan with an interest rate of 2.75% as of April 2, 2022. We performed a sensitivity analysis on the outstanding portion of our debt obligation as of April 2, 2022. Should the current average interest rate increase or decrease by 10%, the resulting annual increase or decrease to interest expense would be approximately $1.0 million as of April 2, 2022.

Foreign currency exchange risk

We maintain operations in various countries outside of the United States and have foreign subsidiaries that manufacture and sell our products in various global markets. The majority of our sales are transacted in U.S. Dollars. However, we do generate revenues in other currencies, primarily the Euro, Chinese Renminbi, South Korean Won, Japanese Yen and British Pound. Additionally we have operations in different countries around the world with costs incurred in the foregoing currencies and other local currencies, such as Singapore Dollar, Malaysian Ringgit, Swiss Franc, Taiwan Dollar, Swedish Krona, Canadian Dollar, Israeli Shekel and Vietnamese Dong. As a result, our earnings, cash flows and cash balances are exposed to fluctuations in foreign currency exchange rates. For example, because of our significant manufacturing operations in Europe and resulting expenses and costs, a weakening Euro is advantageous and a strengthening Euro is disadvantageous to our financial results. We attempt to limit these exposures through financial market instruments. We utilize derivative instruments, primarily forward contracts with maturities of two months or less, to manage our exposure associated with net asset and liability positions denominated in foreign currencies. Gains and losses on the forward contracts are mitigated by gains and losses on the underlying instruments. We do not use derivative financial instruments for trading purposes.

We do not anticipate any material adverse effect on our condensed consolidated financial position, results of operations or cash flows resulting from the use of these instruments. There can be no assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately. While we model currency valuations and fluctuations, these may not ultimately be accurate. If a financial counterparty to any of our hedging arrangements experiences financial difficulties or is otherwise unable to honor the terms of the foreign currency hedge, or we are unable to fully hedge our exposures with our counterparties, we may experience material financial losses. In the current economic environment, the risk of failure of a financial party remains high.

A hypothetical 10% change in foreign currency rates on our forward contracts would not have a material impact on our results of operations, cash flows or financial position. For example, a 10% change in the Euro as of April 2, 2022 would amount to less than a 0.7% change on our consolidated balance sheet.

At April 2, 2022, approximately $311.4 million of our cash, cash equivalents and short-term investments were held outside the U.S. in certain of our foreign operations, $274.9 million of which was denominated in currencies other than the U.S. dollar.

See Note 7, "Derivative Instruments and Hedging Activities" in Notes to Condensed Consolidated Financial Statements for further discussion of our derivatives and hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

Management's Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of April 2, 2022 ("Evaluation Date"). The controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended April 2, 2022.

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

Completion of the Merger is subject to customary closing conditions, including (i) the absence of certain legal impediments, (ii) the termination of the required waiting periods under the HSR Act and (iii) regulatory approvals in applicable jurisdictions including Germany, China and South Korea. As previously disclosed, II-VI and Coherent refiled their respective HSR Notification on May 2, 2022. The HSR Notification, which triggers a 30-day review period, was made prior to the one-year expiration of II-VI’s and Coherent’s initial HSR Notification filed last year. II-VI and Coherent continue cooperative discussions with SAMR. Accordingly, other than the regulatory approval in China and the United States, there are no other open regulatory closing conditions to the proposed Merger. Many of the conditions to completion of the Merger are not within either our or II-VI's control, and we cannot predict when or if these conditions will be satisfied (or waived, as applicable). We anticipate that the closing of the Merger will occur prior to June 30, 2022.

The II-VI Merger Agreement contains customary mutual termination rights for us and II-VI, including if the Merger was not completed by December 25, 2021 (which was automatically extended to March 25, 2022, in light of regulatory closing conditions remaining outstanding and which was further automatically extended to June 25, 2022 and then is subject to a further automatic extension to September 25, 2022 to the extent the regulatory closing conditions remain outstanding).

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

Coherent and II-VI estimate that, as of immediately following completion of the Merger, holders of Coherent common stock immediately prior to the Merger will hold approximately 14% of the combined company (based on fully diluted shares outstanding of the combined company as of March 31, 2022). Consequently, former Coherent stockholders will have less influence over the management and policies of II-VI than they currently have over the management and policies of Coherent.

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

COVID-19 poses the risk that we or our employees, suppliers, distributors, customers and others may be restricted or prevented from conducting business activities for indefinite or intermittent periods of time, making it difficult to predict the long-term financial impact of this virus on the Company.

To date, many (but not all) of our business operations and those of our suppliers, distributors and customers have been classified as essential or otherwise permitted to operate in jurisdictions in which facility closures have been mandated; however, we can give no assurance that this will not change in the future or that we, our suppliers, distributors and customers will continue to be permitted to conduct business in each of the jurisdictions in which we operate. Prolonged lockdowns in Shanghai or any other major region in China may impact portions of our supply chain and limit our ability to logistically fulfill customer commitments in future quarters in other parts of the world. Such lockdowns with regards to imported goods in such regions could similarly negatively impact our ability to deliver products and service our installed base in China.

In addition, we have modified our business practices for the continued health and safety of our employees - including, among other things, implementing a remote work policy to the fullest extent possible, a limited travel policy, the distribution of and mandatory wearing of personal protection equipment, reorganizing and adjusting the timing of manufacturing personnel shifts, and a social distancing policy - and we may take further actions, or be required to take further actions, that are in the best interests of our employees. Our suppliers, distributors and customers have also implemented such measures, which has resulted in, and we expect it will continue to result in, disruptions or delays and higher costs. The implementation of health and safety practices by us or our suppliers, distributors or customers could impact customer demand, supplier deliveries, our productivity, and costs, which could have a material adverse impact on our business, financial condition and results of operations. Like many other companies, we have been appropriately reviewing and modifying the requirements for mask wearing and other practices at our office locations in light of developing practices and government recommendations. We will continue to evaluate all our worldwide, regional, and local health and safety practices in this dynamic environment.

While we currently believe we have sufficient liquidity to manage the financial impact of the COVID-19 pandemic, we can give no assurance that this will continue to be the case if the pandemic has an extended impact on us or the economy generally. Further, the pandemic has caused significant uncertainty and volatility in the credit markets. If our liquidity or access to capital becomes significantly constrained, or if costs of capital increase significantly as result of volatility in the capital markets, a reduction in our creditworthiness or other factors, then our financial condition, results of operations and cash flows could be materially adversely affected.

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

Our operating results, including net sales, operating expenses, net income (loss) and adjusted EBITDA in dollars and as a percentage of net sales, as well as our stock price, have varied in the past and may vary significantly from quarter to quarter and from year to year in the future. We believe a number of factors, many of which are outside of our control, could cause these variations and make them difficult to predict, including:

•general economic uncertainties in the macroeconomic and local economies facing us, our customers and the markets we serve, particularly as COVID-19 and the Russian invasion of and resulting war in Ukraine continue to adversely affect the global economy;

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

•the possibility that the Russian invasion of Ukraine will cause a disruption in the supply of neon gas, which is used in our excimer laser tubes;

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

•changes in the method of determining the LIBOR, the Euro Interbank Offered Rate ("EURIBOR"), or the replacement of LIBOR or EURIBOR with an alternative reference rate, may adversely affect interest rates on our outstanding variable rate indebtedness;

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

We depend on sole source or limited source suppliers, as well as on our own production capabilities, for some of the key components and materials, including exotic materials, certain cutting-edge optics and crystals, aluminum and magnesium, used in our products and certain gases for the servicing of certain of our products, which makes us susceptible to supply shortages or price fluctuations that could adversely affect our business, particularly our ability to meet our customers' delivery requirements.

We currently purchase several key components, gases and materials used in the manufacture and servicing of our products from sole source or limited source suppliers. From time-to-time our customers require us to ramp up production and/or accelerate delivery schedules of our products, and our key suppliers may not have the ability to increase their production in line with our customers' demands. This can become acute during times of high growth in our customers' businesses. Our failure to timely receive these key components and materials would likely cause delays in the shipment of our products, which would likely negatively impact both our customers and our business. Some of these suppliers are relatively small private companies that may discontinue their operations at any time and may be particularly susceptible to prevailing economic conditions. Some of our suppliers are located in regions susceptible to natural and man-made disasters, such as Thailand which has experienced severe flooding, Japan which has experienced earthquakes, tsunamis and a resulting nuclear disaster, and the Eastern part of the United States, California, Belgium and Germany, which have experienced severe flooding, wildfires and/or power loss. In addition, our suppliers have been adversely affected by the COVID-19 pandemic and the related imposition of government restrictions to mitigate the spread of the virus, particularly the recent shutdowns in Shanghai by the Chinese government. The largest source of certain gases which are utilized in the use and servicing of some of our products, including our largest excimer lasers, has historically been located in Ukraine. We have accelerated purchases of this gas from other limited sources outside of the conflict and, to date, have avoided any material disruption to our business. Similarly, our end customers for these products are largely located in geographies which have access to these gases from local suppliers. Any future material disruption in the availability of such gases, including by our customers, could have a materially negative impact on our results of operations. We typically purchase our components and materials through purchase orders or agreed upon terms and conditions, and we do not have guaranteed supply arrangements with many of these suppliers. For certain long-lead time supplies or in order to lock-in pricing, we may be obligated to place non-cancellable purchase orders or otherwise assume liability for a large amount of the ordered supplies, which limits our ability to adjust down our inventory liability in the event of market downturns or other customer cancellations or rescheduling of their purchase orders for our products.

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

Any interruption or delay in the supply of any of these components, materials or gases, or the inability to obtain these components, materials or gases from alternate sources at acceptable prices and within a reasonable amount of time, or our failure to properly manage these moves, would impair our ability to meet scheduled product deliveries to our customers and could cause customers to cancel orders. Furthermore, we have historically relied exclusively on our own production capability to manufacture certain strategic components, crystals, semiconductor lasers, fiber, lasers and laser-based systems. We also manufacture certain large format optics. Because we manufacture, package and test these components, products and systems at our own facilities, and such components, products and systems are not readily available from other sources, any interruption in manufacturing would adversely affect our business. Since many of our products have lengthy qualification periods, our ability to introduce multiple suppliers for parts may be limited. In addition, our failure to achieve adequate manufacturing yields of these items at our manufacturing facilities may materially and adversely affect our operating results and financial condition.

Disruption in the global supply chain has negatively impacted and may continue to negatively impact our businesses.

Our business and our customers’ businesses have been detrimentally impacted and may continue to be negatively impacted by worldwide logistics and supply chain issues, including constraints on available cargo capabilities and limited availability of once broadly available supplies of both raw materials and finished components such as integrated circuits and we anticipate that such shortages will continue at least through 2022. In addition, the Russian invasion of Ukraine has resulted in shipments of resources from that country being delayed or halted and could have an adverse impact on our global supply chains. Ukraine is the world’s leading exporter of neon gas, which is used in our excimer laser tubes. While the products we sell are sourced from a wide variety of domestic and international vendors, any disruption in our supply chain or inability to find qualified vendors and access components that meet requisite cost, quality and safety standards in a timely and efficient manner could adversely impact our businesses. The loss or disruption of such supply arrangements for any reason, including for issues such as COVID-19 or other health epidemics or pandemics, labor disputes, loss or impairment of key manufacturing sites, inability to procure sufficient raw materials, quality control issues, ethical sourcing issues, a supplier’s financial distress, natural disasters, looting, vandalism or acts of war (including in Ukraine) or terrorism, trade sanctions or other external factors over which we have no control, could further disrupt our supply chain and, if not effectively managed and remedied, have a material adverse impact on our business operations, financial condition and results of operations.

Russia’s invasion of Ukraine and the resulting conflict has had a negative impact on our business, may continue to negatively impact our business and may have a negative impact on our results of operations.

In February 2022, Russia invaded Ukraine, resulting in the United States, Canada, the European Union ("EU") and other countries imposing economic sanctions on Russia, some of which have been expanded to include Belarus. The military conflict and the resulting sanctions have caused and are expected to continue to cause significant disruptions in logistics, availablility of components and supplies used in the manufacture and services of our products and global markets. The largest source of certain gases which are utilized in the use and servicing of some of our products, including our largest excimer lasers, has historically been located in Ukraine. We have accelerated purchases of this gas from other limited sources outside of the conflict and, to date, have avoided any material disruption to our business. Similarly, our end customers for these products are largely located in geographies which have access to these gases from local suppliers.

Numerous logistic companies have meaningfully limited their capacity for shipping goods as a result of the closing of certain air and land routes related to the sanctions and conflict zones, which has resulted in significant increases in inbound and outbound shipment costs.

As of the date hereof, it has been publicly reported that Russia has been willing to leverage its supply of gasoline, oil and other fossil fuels in a manner which could greatly limit the availability thereof to the EU, including Germany. Relatedly, Germany and other countries in the EU have announced their intention to meaningfully limit their importation of fuels which are supplied by Russia at some point in the future.

We have managed through these situations and, to date, have not seen materially negative consequences from the foregoing. A material reduction in our access to critical gases, the disruption in the ability to source components and supplies used in the manufacture, service or use of our products and the availability of shipping and the increased costs therefor would likely negatively impact the results of our operations. Additionally, the consequences of the foregoing or other limitation on the availability of fuels to provide electricity in the EU to businesses at the same current levels could have a material adverse effect on our business, particularly with regards to our ability to manufacture and ship products at our manufacturing locations in Germany.

We have historically had less than 1% of our revenues derived from customers in Russia or Ukraine. Accordingly, compliance with the economic sanctions has not had a material adverse impact on our results of operations through the period reflected herein. As a result, based on available information to date, our estimate of potential future impairments on our businesses in Russia or Ukraine related to customer sales would not be material with respect to our consolidated financial position. However, the conflict’s continued impact of logistic and supply chain challenges could result in a materially negative impact on our results of operations in future periods.

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

In the flat panel display market, it is unclear when the timing will be, or whether it will occur at all, for any further build-out of fabs for the manufacture of OLED screens, and there are a relatively limited number of manufacturers who are the end customers for our annealing products. In the second quarter of fiscal 2022, Advanced Process Systems Corporation, an integrator in the flat panel display market based in South Korea, contributed more than 10% of our revenue. Given macroeconomic conditions, varying consumer demand and technical process limitations at manufacturers, we may see fluctuations in orders, including periods with no or few orders, and our customers may seek to reschedule or cancel orders.

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

For the three and six months ended April 2, 2022, 77% and 76%, respectively, of our net sales were derived from customers outside of the United States. For fiscal 2021, 2020 and 2019, 77%, 76% and 76%, respectively, of our net sales were derived from customers outside of the United States. We anticipate that international sales, particularly in Asia, will continue to account for a significant portion of our net sales in the foreseeable future.

A global economic slowdown or a natural disaster could have a negative effect on various international markets in which we operate, such as the earthquake, tsunami and resulting nuclear disaster in Japan and the flooding in Germany and Thailand. Such a slowdown may cause us to reduce our presence in certain countries, which may negatively affect the overall level of business in such countries. Our international sales are primarily through our direct sales force. Additionally, some international sales are made through international distributors and representatives. Currently, the COVID-19 pandemic and the Russian invasion of Ukraine are having a significant adverse effect on the global economy, which is affecting the various markets in which we operate.

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

•longer lead times for key components from suppliers in China due to recent shutdowns enacted by the Chinese government;

•the adverse impact on our global supply chains due to the Russian invasion of Ukraine which has resulted in shipments of resources from that country being delayed or halted, as Ukraine is the world’s leading exporter of neon gas, which is used in our excimer laser tubes;

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

We are also subject to the risks of fluctuating foreign currency exchange rates, which could materially adversely affect the sales price of our products in foreign markets, as well as the costs and expenses of our international subsidiaries, particularly if we have a significant amount of manufacturing costs denominated in one currency (e.g., the Euro) compared to the sales of those same products to customers denominated in another currency (e.g., the U.S. Dollar). While we use forward exchange contracts and other risk management techniques to hedge our foreign currency exposure, we remain exposed to the economic risks of foreign currency fluctuations, particularly if we are unable to fully hedge our exposures with our counterparties.

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

The markets in which we sell our products are intensely competitive and increased competition could cause reduced sales levels, lower prices, reduced gross margins or the loss of market share.

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

Our manufacturing strategy includes partnering with contract manufacturers to outsource non-core sub-assemblies and less complex turnkey products, including some performed at international sites located in Asia and Eastern Europe. Our ability to resume internal manufacturing operations for certain products and components in a timely manner may be eliminated. The cost, quality, performance and availability of contract manufacturing operations are and will be essential to the successful production and sale of many of our products. Our financial condition or results of operation could be adversely impacted if any contract manufacturer or other supplier is unable, for any reason, to meet our cost, quality, performance, and availability standards. We may not be able to provide contract manufacturers with product volumes that are high enough to achieve sufficient cost savings. If shipments fall below forecasted levels, we may incur increased costs or be required to take ownership of the inventory. Also, our ability to control the quality of products produced by contract manufacturers may be limited and quality issues may not be resolved in a timely manner, which could adversely impact our financial condition or results of operations.

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

In November 2016, we entered into a credit agreement (the "Credit Agreement"), which provided for a 670.0 million Euro term loan (the "Euro Term Loan"), all of which was drawn, and a $100.0 million revolving credit facility (the "Revolving Credit Facility"), under which a 10 million Euro letter of credit was issued. As of April 2, 2022, 348.2 million Euros were outstanding under the Euro Term Loan. On October 29, 2021, we repaid outstanding borrowings under the Revolving Credit Facility, and on November 5, 2021, the Revolving Credit Facility terminated. We may incur additional indebtedness in the future by entering into new financing arrangements. Our ability to pay interest and repay the principal of our current indebtedness is dependent upon our ability to manage our business operations and the ongoing interest rate environment. There can be no assurance that we will be able to manage any of these risks successfully.

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

World capital and credit markets are experiencing increased volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. In some cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers, as well as pressured the solvency of some financial institutions. These financial institutions, including banks, have had difficulty timely performing regular services and in some cases have failed or otherwise been largely taken over by governments. We maintain our cash, cash equivalents and short-term investments with a number of financial institutions around the world. Should some or all of these financial institutions fail or otherwise be unable to timely perform requested services, we would likely have limited ability to timely access our cash deposited with such institutions, or, in extreme circumstances the failure of such institutions could cause us to be unable to access cash for the foreseeable future. If we are unable to quickly access our funds when we need them, we may need to increase the use of our existing credit lines or access more expensive credit, if available. If we are unable to access our cash or if we access existing or additional credit or are unable to access additional credit, it could have a negative impact on our operations, including our reported net income. In addition, the willingness of financial institutions to continue to accept our cash deposits will impact our ability to diversify our investment risk among institutions.

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

Although most of our products do not incorporate hazardous or toxic materials and chemicals, some of the gases used in our excimer laser tubes and some of the liquid dyes used in some of our scientific laser products are highly toxic. In addition, our operations involve the use of standard laboratory and manufacturing materials that could be considered hazardous. Also, if a facility fire were to occur at our Sunnyvale, California site and were to spread to a reactor used to grow semiconductor wafers, it could release highly toxic emissions. We believe that our safety procedures for handling and disposing of such materials comply with all federal, state and offshore regulations and standards. However, the risk of accidental environmental contamination or injury from such materials cannot be entirely eliminated. In the event of such an accident involving such materials, we could be liable for damages and such liability could exceed the amount of our liability insurance coverage and the resources of our business which could have an adverse effect on our financial results or our business as a whole.

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

In addition, political and social turmoil related to international conflicts (particularly the Russian invasion of Ukraine), terrorist acts, civil unrest and mass migration may put further pressure on economic conditions in the United States and the rest of the world. Unstable economic, political and social conditions make it difficult for our customers, our suppliers and us to accurately forecast and plan future business activities. If such conditions persist, our business, financial condition and results of operations could suffer. Additionally, unstable economic conditions can provide significant pressures and burdens on individuals, which could cause them to engage in inappropriate business conduct. See Part I, Item 4 "Controls and Procedures."

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

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

Coherent, Inc.
(Registrant)

Date:	May 11, 2022	/s/:	ANDREAS W. MATTES
Andreas W. Mattes
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 11, 2022	/s/:	KEVIN S. PALATNIK
Kevin S. Palatnik
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)